Form 10-Q
period 2017-12-31
Avaya Holdings Corp.
filed 2018-03-02
CIK 1418100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 001-38289
_______________________________________________
AVAYA HOLDINGS CORP.
(Exact name of registrant as specified in its charter)
________________________________________________

Delaware	26-1119726
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4655 Great America Parkway Santa Clara, California	95054
(Address of principal executive offices)	(Zip Code)
(908) 953-6000
(Registrant’s telephone number, including area code)
None
(Former name, former address and former fiscal year, if changed since last report)
________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐
Emerging growth company ☐		(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
Indicate by check mark whether the registrant has filed all document and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of March 2, 2018, 109,794,137 shares of Common Stock, $0.01 par value, of the registrant were outstanding.

When we use the terms “we,” “us,” “our,” “Avaya” or the “Company,” we mean Avaya Holdings Corp., a Delaware corporation, and its consolidated subsidiaries taken as a whole, unless the context otherwise indicates.
This Quarterly Report on Form 10-Q contains the registered and unregistered Avaya Aura®, AvayaLive®, Scopia® and other trademarks or service marks of Avaya and are the property of Avaya Holdings Corp. and/or its affiliates. This Quarterly Report on Form 10-Q also contains additional tradenames, trademarks or service marks belonging to us and to other companies. We do not intend our use or display of other parties’ trademarks, tradenames or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Successor	Predecessor
	Period from December 16, 2017 through December 31, 2017	Period from October 1, 2017 through December 15, 2017	Three months ended December 31, 2016
REVENUE
Products	$71	$253	$401
Services	77	351	474
	148	604	875
COSTS
Products:
Costs	33	84	145
Amortization of technology intangible assets	7	3	5
Services	30	155	190
	70	242	340
GROSS PROFIT	78	362	535
OPERATING EXPENSES
Selling, general and administrative	50	264	336
Research and development	9	38	62
Amortization of intangible assets	7	10	57
Restructuring charges, net	10	14	10
	76	326	465
OPERATING INCOME	2	36	70
Interest expense	(9)	(14)	(174)
Other (expense) income, net	(2)	(2)	4
Reorganization items, net	—	3,416	—
(LOSS) INCOME BEFORE INCOME TAXES	(9)	3,436	(100)
Benefit from (provision for) income taxes	246	(459)	(3)
NET INCOME (LOSS)	$237	$2,977	$(103)
Net income (loss) per share:
Basic	$2.16	$5.19	$(0.22)
Diluted	$2.15	$5.19	$(0.22)
Weighted average shares outstanding:
Basic	109.8	497.3	497.0
Diluted	110.3	497.3	497.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Successor	Predecessor
	Period from December 16, 2017 through December 31, 2017	Period from October 1, 2017 through December 15, 2017	Three months ended December 31, 2016
Net income (loss)	$237	$2,977	$(103)
Other comprehensive (loss) income:
Pension, post-retirement and postemployment benefit-related items, net of income taxes of $58 for the period from October 1, 2017 through December 15, 2017 and $6 for the three months ended December 31, 2016	—	655	14
Cumulative translation adjustment, net of income taxes of $(4) for the three months ended December 31, 2016	(13)	3	23
Other comprehensive (loss) income	(13)	658	37
Elimination of Predecessor Company accumulated other comprehensive loss	—	790	—
Total comprehensive income (loss)	$224	$4,425	$(66)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share and shares amounts)

	Successor	Predecessor
	December 31, 2017	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$417	$876
Accounts receivable, net	413	536
Inventory	124	96
Other current assets	230	269
TOTAL CURRENT ASSETS	1,184	1,777
Property, plant and equipment, net	306	200
Deferred income taxes, net	31	—
Intangible assets, net	3,421	311
Goodwill	2,632	3,542
Other assets	53	68
TOTAL ASSETS	$7,627	$5,898
LIABILITIES
Current liabilities:
Debt maturing within one year	$—	$725
Long-term debt, current portion	29	—
Accounts payable	304	282
Payroll and benefit obligations	124	127
Deferred revenue	384	614
Business restructuring reserve	36	35
Other current liabilities	153	90
TOTAL CURRENT LIABILITIES	1,030	1,873
Non-current liabilities:
Long-term debt, net of current portion	2,867	—
Pension obligations	793	513
Other post-retirement obligations	215	—
Deferred income taxes, net	444	32
Business restructuring reserve	34	34
Other liabilities	377	170
TOTAL NON-CURRENT LIABILITIES	4,730	749
LIABILITIES SUBJECT TO COMPROMISE	—	7,705
TOTAL LIABILITIES	5,760	10,327
Commitments and contingencies (Note 20)
Predecessor equity awards on redeemable shares	—	7
Predecessor preferred stock, $0.001 par value, 250,000 shares authorized at September 30, 2017
Convertible Series B preferred stock; 48,922 shares issued and outstanding at September 30, 2017	—	393
Series A preferred stock; 125,000 shares issued and outstanding at September 30, 2017	—	184
Successor preferred stock, $0.01 par value; 55,000,000 authorized, no shares issued or outstanding at December 31, 2017		—
STOCKHOLDERS' EQUITY (DEFICIT)
Predecessor common stock, $0.001 par value; 750,000,000 shares authorized, 494,768,243 issued and outstanding at September 30, 2017	—	—
Successor common stock, $0.01 par value; 550,000,000 shares authorized, 110,000,000 issued and 109,794,137 outstanding at December 31, 2017	1	—
Additional paid-in capital	1,642	2,389
Retained earnings (Accumulated deficit)	237	(5,954)
Accumulated other comprehensive loss	(13)	(1,448)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,867	(5,013)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,627	$5,898
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)
(In millions)

	Common Stock
	Number	Par Value	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' (Deficit) Equity
Balance as of September 30, 2017 (Predecessor)	494.8	$—	$2,389	$(5,954)	$(1,448)	$(5,013)
Issuance of common stock, net of shares redeemed and cancelled, under employee stock option plan						—
Amortization of share-based compensation			3			3
Accrued dividends on Series A preferred stock			(2)			(2)
Accrued dividends on Series B preferred stock			(4)			(4)
Reclassifications to equity awards on redeemable shares			1			1
Net income				2,977		2,977
Other comprehensive income					658	658
Balance as of December 15, 2017 (Predecessor)	494.8	—	2,387	(2,977)	(790)	(1,380)
Cancellation of Predecessor equity	(494.8)		(2,387)	2,977	790	1,380
Balance as of December 15, 2017 (Predecessor)	—	$—	$—	$—	$—	$—

	Common Stock
	Number	Par Value	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity (Deficit)
Balance as of December 15, 2017 (Predecessor)	—	$—	$—	$—	$—	$—
Issuance of Successor common stock
Common stock issued for Predecessor debt	103.7	1	1,548			1,549
Common stock issued for Pension Benefit Guaranty Corporation	6.1		90			90
Common stock issued for general unsecured creditors or Predecessor debt	0.2		3			3
Balance as of December 15, 2017 (Predecessor)	110.0	$1	$1,641	$—	$—	$1,642

Balance as of December 15, 2017 (Successor)	110.0	1	1,641	—	—	1,642
Issuance of common stock, net						—
Amortization of share-based compensation			1			1
Net income				237		237
Other comprehensive loss					(13)	(13)
Balance as of December 31, 2017 (Successor)	110.0	$1	$1,642	$237	$(13)	$1,867

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Successor	Predecessor
	Period from December 16, 2017 through December 31, 2017	Period from October 1, 2017 through December 15, 2017	Three months ended December 31, 2016
OPERATING ACTIVITIES:
Net income (loss)	$237	$2,977	$(103)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	22	31	90
Share-based compensation	1	—	2
Amortization of debt issuance costs	—	—	36
Accretion of debt discount	—	—	25
Provision for uncollectible receivables	1	(1)	1
Deferred income taxes, net	(245)	455	(1)
Post-retirement curtailment	—	—	(4)
Loss on disposal of long-lived assets	—	1	—
Unrealized gain on foreign currency exchange	(4)	—	(8)
Reorganization items:
Net gain on settlement of Liabilities subject to compromise	—	(1,804)	—
Payment to PBGC	—	(340)	—
Payment to pension trust	—	(49)	—
Payment of unsecured claims	—	(58)	—
Fresh start adjustments, net	—	(1,671)	—
Non-cash and financing related reorganization items, net	—	26	—
Changes in operating assets and liabilities:
Accounts receivable	5	14	54
Inventory	3	(2)	1
Accounts payable	27	(40)	(22)
Payroll and benefit obligations	(22)	16	(56)
Business restructuring reserve	(3)	(7)	(18)
Deferred revenue	44	28	1
Other assets and liabilities	—	(16)	(42)
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	66	(440)	(44)
INVESTING ACTIVITIES:
Capital expenditures	(2)	(13)	(14)
Acquisition of businesses, net of cash acquired	—	—	(4)
Restricted cash	10	21	—
Other investing activities, net	—	—	3
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	8	8	(15)
FINANCING ACTIVITIES:
Proceeds from Term Loan Credit Agreement	—	2,896	—
Repayment of DIP financing	—	(725)	—
Repayment of first lien debt	—	(2,061)	—
Repayment of Foreign ABL	—	—	(5)
Repayment of Domestic ABL	—	—	(22)
Repayment of long-term debt, including adequate protection payments	—	(111)	(6)
Debt issuance costs	—	(97)	—
Repayments of borrowings on revolving loans under the Senior Secured Credit Agreement	—	—	(18)
Repayments of borrowings under sale-leaseback transaction	—	(4)	(5)
Other financing activities, net	—	—	(1)
NET CASH USED FOR FINANCING ACTIVITIES	—	(102)	(57)
Effect of exchange rate changes on cash and cash equivalents	3	(2)	(11)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	77	(536)	(127)
Cash and cash equivalents at beginning of period	340	876	336
Cash and cash equivalents at end of period	$417	$340	$209

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

AVAYA HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Background and Basis of Presentation
Background
Avaya Holdings Corp. (the "Parent" or "Avaya Holdings"), together with its consolidated subsidiaries (collectively, the “Company” or “Avaya”), is a leading global provider of software and associated hardware and services for contact center and unified communications, offered on-premises, in the cloud, or as a hybrid solution. Avaya provides the mission-critical, real-time communication applications for small businesses to large multinational enterprises and government organizations. Currently, the Company manages its business operations in two segments, Global Communications Solutions ("GCS") representing the Company's products portfolio, and Avaya Global Services ("AGS") representing the Company's services portfolio. The Company sells directly through its worldwide sales force and indirectly through its global network of channel partners, including distributors, service providers, dealers, value-added resellers, system integrators and business partners that provide sales and services support.
Basis of Presentation
Avaya Holdings has no material assets or standalone operations other than its ownership in Avaya Inc. and its subsidiaries. The accompanying unaudited interim Condensed Consolidated Financial Statements as of December 31, 2017 and for the period from December 16, 2017 through December 31, 2017, the period from October 1, 2017 through December 15, 2017 and the three months ended December 31, 2016, reflect the operating results of Avaya Holdings and its consolidated subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements, and should be read in conjunction with the Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2017, included in Amendment No. 3 to the Company’s Form 10 filed with the SEC on January 10, 2018. In management’s opinion, these unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the results of operations, financial position and cash flows for the periods indicated. The condensed consolidated results of operations for the interim periods reported are not necessarily indicative of our results for the entire fiscal year.
Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. These estimates include assessing the collectability of accounts receivable, sales returns and allowances, the use and recoverability of inventory, the realization of deferred tax assets, business restructuring reserves, pension and post-retirement benefit costs, the fair value of equity compensation, the fair value of assets and liabilities in connection with fresh start accounting as well as those acquired in business combinations, the recoverability of long-lived assets, useful lives and impairment of tangible and intangible assets including goodwill, the amount of exposure from potential loss contingencies, and fair value measurements, among others. The markets for the Company’s products are characterized by intense competition, rapid technological development and frequent new product introductions, all of which could affect the future recoverability of the Company’s assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from these estimates.
On January 19, 2017 (the “Petition Date”), Avaya Holdings, together with certain of its affiliates, namely Avaya CALA Inc., Avaya EMEA Ltd., Avaya Federal Solutions, Inc., Avaya Holdings LLC, Avaya Holdings Two, LLC, Avaya Inc., Avaya Integrated Cabinet Solutions Inc., Avaya Management Services Inc., Avaya Services Inc., Avaya World Services Inc., Octel Communications LLC, Sierra Asia Pacific Inc., Sierra Communication International LLC, Technology Corporation of America, Inc., Ubiquity Software Corporation, VPNet Technologies, Inc., and Zang, Inc. (the “Debtors”), filed voluntary petitions for relief (the “Bankruptcy Filing”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code’) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court’). The cases were jointly administered as Case No. 17-10089 (SMB). The Debtors operated their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 of the Bankruptcy Code and the orders of the Bankruptcy Court until their emergence from bankruptcy on December 15, 2017.
Subsequent to the Petition Date, all expenses, gains and losses directly associated with the reorganization proceedings were reported as Reorganization items, net in the accompanying Condensed Consolidated Statements of Operations. In addition, Liabilities subject to compromise during Chapter 11 proceedings were distinguished from liabilities of the non-debtors and from post-petition liabilities in the accompanying Condensed Consolidated Balance Sheets. The Company's other subsidiaries that were not part of the Bankruptcy Filing ("non-debtors") continued to operate in the ordinary course of business.
Upon emergence from bankruptcy on December 15, 2017 (the "Emergence Date"), the Company applied fresh start accounting, which resulted in a new basis of accounting and the Company becoming a new entity for financial reporting purposes. As a result of the application of fresh start accounting and the effects of the implementation of the Second Amended Joint Plan of Reorganization filed by the Debtors on October 24, 2017 and approved by the Bankruptcy Court on November 28, 2017 (the "Plan of Reorganization"), the consolidated financial statements after the Emergence Date, are not comparable with the consolidated financial statements on or before that date. Refer to Note 5, "Fresh Start Accounting," for additional information.
The accompanying Condensed Consolidated Financial Statements of the Company have been prepared on a basis that assumes that the Company will continue as a going concern and contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During the Chapter 11 proceedings, the Company's ability to continue as a going concern was contingent upon its ability to comply with the financial and other covenants contained in its debtor-in-possession credit agreement, the Bankruptcy Court's approval of the Company's Plan of Reorganization and the Company's ability to successfully implement the Plan of Reorganization, among other factors. As a result of the execution of the Plan of Reorganization, there is no longer substantial doubt about the Company's ability to continue as a going concern.
References to "Successor" or "Successor Company" relate to the financial position and results of operations of the reorganized Avaya Holdings after the Emergence Date. References to "Predecessor" or "Predecessor Company" refer to the financial position and results of operations of Avaya Holdings on or before the Emergence Date.
2. Accounting Policy Changes
The Company emerged from bankruptcy on December 15, 2017, and qualified for fresh start accounting. Fresh start accounting allows a company to set new accounting policies for the successor company independent of those followed by the predecessor company. As such, the following are the accounting policy changes the Successor Company has adopted.
Fair Value of Equity Awards
Successor Accounting Policy: The Black-Scholes-Merton option pricing model ("Black-Scholes") replaced the Cox-Ross-Rubinstein ("CRR") binomial option pricing model in calculating the fair value of equity awards, including the fair value of warrants to purchase common stock. In addition to the change in option pricing models, the Company now accounts for forfeitures as incurred.
Predecessor Accounting Policy: The CRR binomial option pricing model was utilized to determine the grant date fair values of the equity awards, including the fair value of the Preferred Series A and B Stock warrants. Forfeitures was an input assumption in the valuation model.
Uncollected Deferred Revenue
Successor Accounting Policy: The Company does not recognize deferred revenue relating to any sales transactions that have been billed, but for which the related account receivable has not yet been collected. The aggregate amount of unrecognized accounts receivable and deferred revenue was $100 million at December 31, 2017.
Predecessor Accounting Policy: The Company recorded the deferred revenue and related collectible accounts receivable in its consolidated balance sheets.
Foreign Currency
Successor Accounting Policy: Income and expense of non-U.S. dollar functional currency subsidiaries are translated into U.S. dollars using an average rate for the period.
Predecessor Accounting Policy: Income and expense of non-U.S. dollar functional currency subsidiaries are translated into U.S. dollars at the spot rate for the transaction.
3. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, "Improvements to Employee Share-Based Payment Accounting." This standard simplifies the accounting for share-based payments and their presentation in the statements of cash flows as well as the income tax effects of share-based payments. The Company adopted this standard as of October 1, 2017 on a prospective basis. The adoption of this standard did not have a material impact on its Condensed Consolidated Financial Statements.

In March 2017, the FASB issued ASU No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost." This standard changes how employers that sponsor defined benefit pension and other post-retirement benefit plans present net periodic benefit cost in the income statement. This amendment requires that the service cost component be disaggregated from the other components of pension and post-retirement benefit costs on the income statement. The service cost component is reported in the same line items as other compensation costs and the other components of pension and post-retirement benefit costs (including interest cost, expected return on plan assets, amortization and curtailments and settlements) are reported in Other income (expense), net in the Company's Condensed Consolidated Financial Statements. The Company early adopted this accounting standard as of October 1, 2017. Changes to the Condensed Consolidated Financial Statements have been applied retrospectively. As a result, the Company reclassified $(6) million of other pension and post-retirement benefit costs to other income (expense), net for the three months ended December 31, 2016 (Predecessor). For the period from December 16, 2017 through December 31, 2017 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor), the Company recorded $1 million and $(8) million, respectively, of other pension and post-retirement benefit costs in other income (expense), net.
Recent Standards Not Yet Effective
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This standard supersedes most of the current revenue recognition guidance under GAAP and is intended to improve and converge with international standards the financial reporting requirements for revenue recognition. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. Subsequently, the FASB issued several standards that clarified certain aspects of the standard but did not change the original standard. This new guidance is effective for the Company beginning in the first quarter of fiscal 2019. The ASU may be applied retrospectively (a) to each reporting period presented or (b) with the cumulative effect in retained earnings at the beginning of the adoption period.
We currently anticipate adoption of the new standard effective October 1, 2018 using the modified retrospective method whereby the cumulative effect is recorded to retained earnings at the beginning of the adoption period. Adoption of the standard is dependent on completion of a detailed accounting assessment, the success of the design and implementation phase for changes to the Company's processes, internal controls and system functionality and the completion of our analysis of information necessary to assess the overall impact of adoption of this guidance on our consolidated financial statements.
We continue to make progress on the accounting assessment and implementation phases to identify and implement the required changes to accounting policies and disclosures in our consolidated financial statements. We have reached preliminary conclusions on certain accounting assessments and we will continue to monitor and assess the impact of changes to the standard and interpretations as they become available. We expect revenue recognition related to our stand-alone product shipments and maintenance services to remain substantially unchanged. However, we continue to evaluate our preliminary conclusion and assess the impact on our other sources of revenue recognition.
4. Emergence from Voluntary Reorganization under Chapter 11 Proceedings
Plan of Reorganization
On November 28, 2017, the Bankruptcy Court entered an order confirming the Plan of Reorganization. On the Emergence Date, the Plan of Reorganization became effective and the Debtors emerged from bankruptcy.
On or following the Emergence Date and pursuant to the terms of the Plan of Reorganization, the following occurred:

•	Debtor-in-Possession Credit Agreement. The Company paid in full the debtor-in-possession credit agreement (the "DIP Credit Agreement") in the amount of $725 million;

•
Predecessor Equity and Indebtedness. The Debtors' obligations under stock certificates, equity interests, and / or any other instrument or document directly or indirectly evidencing or creating any indebtedness or obligation of, or ownership interest in, the Debtors or giving rise to any claim or equity interest were cancelled, except as provided under the Plan of Reorganization;

•
Successor Equity. The Company's certificate of incorporation was amended and restated to authorize the issuance of 605.0 million shares of Successor Company stock, consisting of 55.0 million shares of preferred stock, par value $0.01 per share, and 550.0 million shares of common stock, par value $0.01 per share, of which 110.0 million shares of common stock were issued (as discussed below);

•
Exit Financing. The Successor Company entered into (1) a term loan credit agreement ("the Term Loan Credit Agreement") for a principal amount of $2,925 million maturing on December 15, 2024, and (2) a $300 million asset-based revolving credit facility (the "ABL Credit Agreement") maturing on December 15, 2022;

•
First Lien Debt Claims. All of the Predecessor Company's outstanding obligations under the variable rate term B-3, B-4, B-6, and B-7 loans and the 7% and 9% senior secured notes (collectively, the "Predecessor first lien obligations") were cancelled, and the holders of claims under the Predecessor first lien obligations received 99.3 million shares of Successor Company common stock. In addition, the holders of the Predecessor first lien obligations received cash in the amount of $2,061 million;

•
Second Lien Debt Claims. All the Predecessor Company's outstanding obligations under the 10.50% senior secured notes (the "Predecessor second lien obligations") were cancelled, and the holders of claims under the Predecessor second lien obligations received 4.4 million shares of Successor Company common stock. In addition, holders of the Predecessor second lien obligations received warrants to purchase 5.6 million shares of Successor Company common stock at an exercise price of $25.55 per warrant (the "Warrants");

•
Claims of Pension Benefit Guaranty Corporation ("PBGC"). The Predecessor Company's outstanding obligations under the Avaya Inc. Pension Plan for Salaried Employees ("APPSE") were terminated and transferred to the PBGC. The PBGC received 6.1 million shares of Successor Company common stock and $340 million in cash; and

•
General Unsecured Claims. Holders of the Predecessor Company's general unsecured claims will receive their pro rata share of the general unsecured recovery pool. A liquidating trust was established in the amount of $58 million for the benefit of the general unsecured claims. Included in the 110.0 million Successor Company common stock issued are 0.2 million additional shares of common stock that have been issued (but are not outstanding) for the benefit of the general unsecured creditors. The general unsecured creditors will receive a total of $58 million in cash and common stock. Any excess cash and / or common stock not distributed to the general unsecured creditors will be distributed to the holders of the Predecessor first lien obligations.

Section 363 Asset Sales
In July 2017, the Company sold its networking business ("Networking" or the "Networking business") to Extreme Networks, Inc. ("Extreme"). The Networking business was comprised primarily of certain assets of the Company's Networking segment (which prior to the sale was a separate operating segment), along with the maintenance and professional services of the Networking business, which were part of the AGS segment. Under a Transition Services Agreement ("TSA"), the Company provides administrative services to Extreme for process support, maintenance services and product logistics on a fee basis. While the TSA can expire sooner, the agreement terminates after 2 years.
5. Fresh Start Accounting
In connection with the Company's emergence from bankruptcy and in accordance with FASB Accounting Standards Codification ("ASC") 852, "Reorganizations" ("ASC 852"), the Company applied the provisions of fresh start accounting to its Condensed Consolidated Financial Statements on the Emergence Date. The Company was required to use fresh start accounting since (i) the holders of existing voting shares of the Predecessor Company received less than 50% of the voting shares of the emerging entity and (ii) the reorganization value of the Company's assets immediately prior to confirmation of the Plan of Reorganization was less than the post-petition liabilities and allowed claims.
ASC 852 prescribes that with the application of fresh start accounting, the Company allocated its reorganization value to its individual assets based on their estimated fair values in conformity with ASC 805, "Business Combinations". The reorganization value represents the fair value of the Successor Company's assets before considering liabilities. The excess reorganization value over the fair value of identified tangible and intangible assets is reported as goodwill. As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the consolidated financial statements after December 15, 2017 are not comparable with the consolidated financial statements as of or prior to that date.
Reorganization Value
As set forth in the Plan of Reorganization, the agreed upon enterprise value of the Company was $5,721 million. This value is within the initial range calculated by the Company of approximately $5,100 million to approximately $7,100 million using an income approach. The $5,721 million enterprise value was selected as it was the transaction price agreed to in the global settlement agreement with the Company’s creditor constituencies, including the PBGC. The reorganization value was then determined by adding back liabilities other than interest bearing debt, pension obligations and the deferred tax impact of the reorganization and fresh start adjustments.

The following table reconciles the enterprise value to the estimated fair value of the Successor stockholders' equity as of the Emergence Date:

(In millions, except per share amount)
Enterprise value	$5,721
Plus:
Cash and cash equivalents	340
Less:
Minimum cash required for operations	(120)
Fair value of Term Loan Credit Agreement(1)	(2,896)
Fair value of capitalized leases	(20)
Fair value of pension and other post-retirement obligations, net of tax(2)	(856)
Change in net deferred tax liabilities from reorganization	(510)
Fair value of Successor warrants(3)	(17)
Fair value of Successor common stock	$1,642
Shares issued at December 15, 2017	110.0
Per share value	$14.93

(1)
The fair value of the Term Loan Credit Agreement was determined based on a market approach utilizing market-clearing data on the valuation date in addition to bid/ask prices and was estimated to be 99% of par value.

(2)
The following assumptions were used when measuring the fair value of the U.S. pension, non-U.S. pension, and post-retirement benefit plans: weighted-average return on assets of 7.75%, 3.80% and 5.90%, and weighted-average discount rate to measure plan obligations of 3.70%, 1.52% and 3.77%, respectively.

(3)	The fair value of the Warrants was estimated using the Black-Scholes pricing model.
The following table reconciles the enterprise value to the estimated reorganization value as of the Emergence Date:

(In millions)
Enterprise value	$5,721
Plus:
Non-debt current liabilities	955
Non-debt non-current liabilities	2,090
Excess cash and cash equivalents	220
Less:
Pension and other post-retirement obligations, net of deferred taxes	(856)
Capital lease obligations	(20)
Change in net deferred tax liabilities from reorganization	(510)
Warrants issued upon emergence	(17)
Reorganization value of Successor assets	$7,583
Consolidated Balance Sheet
The adjustments set forth in the following consolidated balance sheet as of December 15, 2017 reflect the effect of the consummation of the transactions contemplated by the Plan of Reorganization (reflected in the column "Reorganization Adjustments") as well as fair value adjustments as a result of applying fresh start accounting (reflected in the column "Fresh Start Adjustments"). The explanatory notes highlight methods used to determine fair values or other amounts of the assets and liabilities, as well as significant assumptions or inputs.

(In millions)	Predecessor Company	Reorganization Adjustments		Fresh Start Adjustments		Successor Company December 15, 2017
ASSETS
Current assets:
Cash and cash equivalents	$744	$(404)	(1)	$—		$340
Accounts receivable, net	523	—		(106)	(21,29)	417
Inventory	98	—		29	(22)	127
Other current assets	366	(58)	(2)	(66)	(23)	242
TOTAL CURRENT ASSETS	1,731	(462)		(143)		1,126
Property, plant and equipment, net	194	—		116	(24)	310
Deferred income taxes, net	—	48	(3)	(17)	(25)	31
Intangible assets, net	298	—		3,137	(26)	3,435
Goodwill	3,541	—		(909)	(27)	2,632
Other assets	70	6	(4)	(27)	(28)	49
TOTAL ASSETS	$5,834	$(408)		$2,157		$7,583
LIABILITIES
Current liabilities:
Debt maturing within one year	$725	$(696)	(5)	$—		$29
Accounts payable	325	(49)	(6)	—		276
Payroll and benefit obligations	123	23	(7)	—		146
Deferred revenue	627	50	(8)	(341)	(29)	336
Business restructuring reserve	35	3	(9)	—		38
Other current liabilities	97	65	(6,10)	(3)	(30)	159
TOTAL CURRENT LIABILITIES	1,932	(604)		(344)		984
Non-current liabilities:
Long-term debt, net of current portion	—	2,771	(11)	96	(31)	2,867
Pension obligations	539	246	(12)	—		785
Other post-retirement obligations	—	212	(13)	—		212
Deferred income taxes, net	28	113	(14)	548	(32)	689
Business restructuring reserve	26	4	(9)	4	(33)	34
Other liabilities	180	233	(8,15)	(43)	(29,34)	370
TOTAL NON-CURRENT LIABILITIES	773	3,579		605		4,957
LIABILITIES SUBJECT TO COMPROMISE	7,585	(7,585)	(16)	—		—
TOTAL LIABILITIES	10,290	(4,610)		261		5,941
Commitments and contingencies
Equity awards on redeemable shares	6	(6)	(17)	—		—
Preferred stock:
Series B	397	(397)	(17)	—		—
Series A	186	(186)	(17)	—		—
STOCKHOLDERS' (DEFICIT) EQUITY
Common stock (Successor)	—	1	(18)	—		1
Additional paid-in capital (Successor)	—	1,641	(18)	—		1,641
Common stock (Predecessor)	—	—		—		—
Additional paid-in capital (Predecessor)	2,387	(2,387)	(17)	—		—
(Accumulated deficit) retained earnings	(5,978)	4,872	(19)	1,106	(36)	—
Accumulated other comprehensive (loss) income	(1,454)	664	(20)	790	(35)	—
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(5,045)	4,791		1,896		1,642
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$5,834	$(408)		$2,157		$7,583

Reorganization Adjustments
In accordance with the Plan of Reorganization, the following adjustments were made:
1.Sources and Uses of Cash. The following reflects the net cash payments recorded as of the Emergence Date as a result of implementing the Plan of Reorganization:

(In millions)
Sources:
Proceeds from Term Loan Credit Agreement, net of original issue discount	$2,896
Release of restricted cash	76
Total sources of cash	2,972
Uses:
Repayment of DIP Credit Agreement	(725)
Payment of DIP accrued interest	(1)
Cash paid to Predecessor first lien debt-holders	(2,061)
Cash paid to PBGC	(340)
Payment for professional fees escrow account	(56)
Funding payment for Avaya represented employee pension plan	(49)
Payment of accrued professional & administrative fees	(27)
Costs incurred for Term Loan Credit Agreement and ABL Credit Agreement	(59)
Payment for general unsecured claims	(58)
Total uses of cash	(3,376)
Net uses of cash	$(404)

2.	Other Current Assets.

(In millions)
Release of restricted cash	$(76)
Reclassification of prepaid debt issuance costs related to the Term Loan Credit Agreement	(42)
Payment of fees related to the ABL Credit Agreement	5
Restricted cash for bankruptcy related professional fees	55
Total other current assets	$(58)

3.
Deferred Income Taxes. The adjustment represents the release of the valuation allowance on deferred tax assets for certain non-U.S. subsidiaries which management believes more likely than not will be realized as a result of the bankruptcy reorganization.

4.	Other Assets. The adjustment represents the re-establishment of a foreign prepaid tax.

5.
Debt Maturing Within One Year. The adjustment represents the net effect of the Company’s repayment of $725 million for the DIP Credit Agreement and Term Loan Credit Agreement principal payments of $29 million due over the next year.

6.
Accounts Payable. The net decrease of $49 million includes $50 million for professional fees that were reclassified to Other current liabilities for accrued bankruptcy related professional fees that will be paid from an escrow account and the payment of $3 million of bankruptcy related professional fees, partially offset by reinstatement of $4 million contact cure costs from liabilities subject to compromise.

7.	Payroll and Benefit Obligations. The Company reinstated $23 million of liabilities subject to compromise related to the post-employment and post-retirement benefit obligations.

8.	Deferred Revenue. The reinstatement of liabilities subject to compromise was $79 million of which $50 million is included in deferred revenue and $29 million in other liabilities.

9.	Business Restructuring Reserve. The reinstatement of liabilities subject to compromise was $7 million, of which $3 million is current and $4 million is non-current.

10.Other Current Liabilities.

(In millions)
Reclassification of accrued bankruptcy related professional fees	$50
Reinstatement of other current liabilities	16
Payment of accrued interest on the DIP Credit Agreement	(1)
Total other current liabilities	$65
11.Exit Financing. In accordance with the Plan of Reorganization, the Company entered into the Term Loan Credit Agreement with a principal amount of $2,925 million maturing seven years from the date of issuance, and the ABL Credit Agreement, which allows borrowings up to an aggregate principal amount of $300 million, subject to borrowing base availability, maturing five years from the date of issuance.

(In millions)
Term Loan Credit Agreement	$2,925
Less:
Discount	(29)
Upfront and underwriting fees	(54)
Cash received upon emergence from bankruptcy	2,842
Reclassification of debt issuance cost incurred prior to emergence from bankruptcy	(42)
Current portion of Long-term debt	(29)
Long-term debt, net of current portion	$2,771

12.
Pension Obligations. In accordance with the Plan of Reorganization, the Company reinstated from liabilities subject to compromise $295 million related to the Avaya Pension Plan for represented employees and also contributed $49 million to the related pension trust.

13.	Other Post-retirement Obligations. Other post-retirement benefit obligations of $212 million were reinstated from liabilities subject to compromise.

14.	Deferred Income Taxes. The adjustment represents the reinstatement of the deferred tax liability that was included in liabilities subject to compromise.

15.
Other Liabilities. The increase of $233 million primarily relates to the reinstatement of employee benefits, tax liabilities and deferred revenue from liabilities subject to compromise. Also included is the value of the Warrants issued to the holders of the Predecessor second lien obligations on the Emergence Date.

16.Liabilities Subject to Compromise. Liabilities subject to compromise were reinstated or settled as follows in accordance with the Plan of Reorganization:

(In millions)
Liabilities subject to compromise		$7,585
Less amounts settled per the Plan of Reorganization
Pre-petition first lien debt		(4,281)
Pre-petition second lien debt		(1,440)
Avaya Pension Plan for Salaried Employees		(620)
Amounts reinstated:
Accounts payable	(4)
Payroll and benefit obligations	(23)
Deferred revenue	(50)
Business restructuring reserves	(7)
Other current liabilities	(16)
Pension obligations	(295)
Other post-retirement obligations	(212)
Deferred income taxes, net	(118)
Other liabilities	(216)
Total liabilities reinstated at emergence		(941)
General unsecured credit claims(1)		(303)
Liabilities subject to compromise		$—
(1) In settlement of allowed general unsecured claims, each claimant will receive a pro-rata distribution of $58 million of the general unsecured claims account.
The following table displays the detail on the gain on settlement of liabilities subject to compromise:

(In millions)
Pre-petition first lien debt	$734
Pre-petition second lien debt	1,357
Avaya pension plan for salaried employees	(514)
General unsecured creditors' claims	227
Net gain on settlement of Liabilities subject to compromise	$1,804

17.
Cancellation of Predecessor Preferred and Common Stock. All common stock, Series A and B preferred stock and all other equity awards of the Predecessor Company were cancelled on the Emergence Date without any recovery on account thereof.

18.
Issuance of Successor Common Stock and Warrants. In settlement of the Company's $5,721 million Predecessor first lien obligations and Predecessor second lien obligations, the holders of the Predecessor first lien obligations received a total of 99.3 million shares of common stock (fair value of $1,486 million) and $2,061 million in cash and the holders of the Predecessor second lien obligations received a total of 4.4 million shares of common stock (fair value of $66 million) and 5.6 million of Warrants to purchase additional common shares (fair value of $17 million). In addition, as part of the Plan of Reorganization, the Company completed a distressed termination of the APPSE in accordance with the Stipulation Settlement with the PBGC, the PBGC received $340 million in cash and 6.1 million shares of common stock (fair value of $90 million).

19.	Accumulated Deficit.

(In millions)
Accumulated deficit:
Net gain on settlement of liabilities subject to compromise	$1,804
Expense for certain professional fees	(26)
Benefit from income taxes	118
Cancellation of Predecessor equity awards	6
Cancellation of Predecessor Preferred stock Series B	397
Cancellation of Predecessor Preferred stock Series A	186
Cancellation of Predecessor Common stock	2,387
Total	$4,872

20.	Accumulated Comprehensive Loss. The changes to Accumulated comprehensive loss relate to the settlement of the APPSE and the Avaya Supplemental Pension Plan ("ASPP") and the associated taxes.
Fresh Start Adjustments
At the Emergence Date, the Company met the requirements under ASC 852 for fresh start accounting as (i) the holders of existing voting shares of the Predecessor Company received less than 50% of the voting shares of the emerging entity and (ii) the reorganization value of the Company's assets immediately prior to confirmation was less than the post-petition liabilities and allowed claims. These adjustments reflect actual amounts recorded as of the Emergence Date.

21.
Accounts Receivable. This adjustment relates to a change in accounting policy for the way the Company will present uncollected deferred revenue upon emergence from bankruptcy. The Company will offset such deferred revenue against the related account receivable.

22.	Inventory. This adjustment relates to the write-up of inventory to fair value based on estimated selling prices, less costs of disposal.

23.
Other Current Assets. This adjustment reflects the write-off of certain prepaid commissions, deferred installation costs and debt issuance costs that do not meet the definition of an asset upon emergence.

24.
Property, Plant and Equipment. An adjustment of $116 million was recorded to increase the net book value of property, plant and equipment to its estimated fair value based on estimated current acquisition price, plus costs to make the property fully operational.

The following table reflects the components of property, plant and equipment, net as of December 15, 2017:

(In millions)
Buildings and improvements	$82
Machinery and equipment	38
Rental equipment	85
Assets under construction	13
Internal use software	92
Total property, plant and equipment	310
Less: accumulated depreciation and amortization	—
Property, plant and equipment, net	$310

25.
Deferred Income Tax. The adjustment represents the release of the valuation allowance on deferred tax assets for certain non-U.S. subsidiaries which management believes more likely than not will be realized as a result of future taxable income from the reversal of deferred tax liabilities that were established as part of fresh start accounting.

26.	Intangible Assets. The Company recorded an adjustment to intangible assets for $3,137 million as follows:

(In millions)	Successor	Predecessor
	December 15, 2017 Post-emergence	December 15, 2017 Pre-emergence	Difference
Customer relationships and other intangible assets	$2,155	$96	$2,059
Technology and patents	905	12	893
Trademarks and trade names	375	190	185
Total	$3,435	$298	$3,137
The fair value of customer relationships was determined using the excess earnings method, a derivation of the income approach that calculates residual profit attributable to an asset after proper returns are paid to complementary or contributory assets.
The fair value of technology and patents and trademarks and trade names determined using the royalty savings method, a derivation of the income approach that estimates the royalties saved through ownership of the assets.
27.Goodwill. Predecessor goodwill of $3,541 million was eliminated and Successor goodwill of $2,632 million was established based on the calculated reorganization value.

(In millions)
Reorganization value of Successor Company	$7,583
Less: Fair value of Successor Company assets	(4,951)
Reorganization value of Successor Company assets in excess of fair value - goodwill	$2,632

28.
Other Assets. The $27 million decrease to other assets is related to prepaid commissions that do not meet the definition of an asset upon emergence as there is no future benefit to the Successor Company.

29.
Deferred Revenue. The fair value of deferred revenue, which principally relates to payments on annual maintenance contracts, was determined by deducting selling costs and associated profit from the Predecessor deferred revenue balance to arrive at the costs and profit associated with fulfilling the liability. Additionally, the decrease includes the impact of an accounting policy change whereby the Successor Company no longer presents uncollected deferred revenue.

30.
Other Current Liabilities. The decrease of $3 million to other current liabilities is related to the fair value of real estate leases determined to be above or below market using the income approach based on the difference between the contractual rental rate and the estimated market rental rate, discounted utilizing a risk-related discount rate.

31.	Long-term Debt. The fair value of the Term Loan Credit Agreement was determined based on a market approach utilizing market-clearing data on the valuation date in addition to bid/ask prices.

32.
Deferred Income Taxes. The adjustment represents the establishment of deferred tax liabilities related to book/tax differences created by fresh start accounting adjustments. The amount is net of the release of the valuation allowance on deferred tax assets, which management believes more likely than not will be realized as a result of future taxable income from the reversal of such deferred tax liabilities.

33.
Business Restructuring Reserve. The Company recorded an increase to its non-current business restructuring reserves based on estimated future cash flows applied to a current discount rate at emergence.

34.	Other Liabilities. A decrease in other liabilities of $43 million relates to deferred revenue and real estate leases as previously discussed.

35.	Accumulated Other Comprehensive Loss. The remaining balance in Accumulated comprehensive loss was reversed to Reorganization expenses, net.

36.
Fresh Start Adjustments. The following table reflects the cumulative impact of the fresh start adjustments as discussed above, the elimination of the Predecessor Company's accumulated other comprehensive loss and the adjustments required to eliminate accumulated deficit.

(In millions)
Eliminate Predecessor Intangible assets	$(298)
Eliminate Predecessor Goodwill	(3,541)
Establish Successor Intangible assets	3,435
Establish Successor Goodwill	2,632
Fair value adjustment to Inventory	29
Fair value adjustment to Other current assets	(66)
Fair value adjustment to Property, plant and equipment	116
Fair value adjustment to Other assets	(27)
Fair value adjustment to Deferred revenue	235
Fair value adjustment to Business restructuring reserves	(4)
Fair value adjustment to Other current liabilities	3
Fair value adjustment to Long-term debt	(96)
Fair value adjustment to Other liabilities	43
Release Predecessor Accumulated comprehensive loss	(790)
Fresh start adjustments included in Reorganization items, net		$1,671
Tax impact of fresh start adjustments		(565)
Gain on fresh start accounting		$1,106

6.	Goodwill and Intangible Assets
Goodwill
Goodwill is not amortized but is subject to periodic testing for impairment in accordance with GAAP at the reporting unit level, which is one level below the Company’s operating segments. The Company performs impairment testing annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
The Company determined that no events occurred or circumstances changed during the period from December 16, 2017 through December 31, 2017 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor) that would more likely than not reduce the fair value of any of the Company's reporting units below their respective carrying amounts. However, if conditions deteriorate or there is a change in the business, it may be necessary to record impairment charges in the future.
The Company adjusted the carrying value of goodwill upon application of fresh start accounting.
The carrying value of goodwill by operating segments for the periods indicated was as follows:

(In millions)	Global Communications Solutions	Avaya Global Services	Total
September 30, 2017 (Predecessor)	$1,093	$2,449	$3,542
Adjustments	(1)	—	(1)
Impact of fresh start accounting	68	(977)	(909)
December 15, 2017 (Predecessor)	$1,160	$1,472	$2,632

December 31, 2017 (Successor)	$1,160	$1,472	$2,632
Intangible Assets
Intangible assets include technology, customer relationships, trademarks and trade-names and other intangibles. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from three years to twenty years.
Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Intangible assets determined to have indefinite useful lives are not amortized. The Company performs impairment testing annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The Avaya trade name is expected to generate cash flow indefinitely. Consequently, this asset is classified as an indefinite-lived intangible.
The Company determined that no events had occurred or circumstances changed during the period from December 16, 2017 through December 31, 2017 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor) that would indicate that its long-lived assets, including intangible assets with finite lives, may not be recoverable or that it is more likely than not that its intangible assets with indefinite lives are impaired. However, if conditions deteriorate or there is a change in the business, it may be necessary to record impairment charges in the future.
The Company adjusted the carrying value of intangible assets upon application of fresh start accounting.
The gross carrying amount and accumulated amortization by major intangible asset category as of December 31, 2017 (Successor) and September 30, 2017 (Predecessor) were as follows:

	Successor
	As of December 31, 2017
(In millions)	Technology and patents	Customer relationships and other intangibles	Trademarks and trade names	Total
Gross Carrying Amount	$905	$2,155	$375	$3,435
Accumulated Amortization	(7)	(7)	—	(14)
Net	$898	$2,148	$375	$3,421

	Predecessor
	As of September 30, 2017
(In millions)	Technology and patents	Customer relationships and other intangibles	Trademarks and trade names	Total
Gross Carrying Amount	$1,427	$2,196	$545	$4,168
Accumulated Amortization	(1,411)	(2,091)	—	(3,502)
Accumulated Impairment	—	—	(355)	(355)
Net	$16	$105	$190	$311
Amortization expense related to intangible assets was $14 million, $13 million and $62 million for the period from December 16, 2017 through December 31, 2017 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor) and the three months ended December 31, 2016 (Predecessor), respectively.
The technology and patents have useful lives that range between 3 years and 10 years with a weighted average remaining useful life of 5.7 years. Customer relationships have useful lives that range between 7 years and 20 years with a weighted average useful life of 14.5 years. Amortizable product trade names have useful lives of 10 years. The Avaya trade name is expected to generate cash flows indefinitely and, consequently, this asset is classified as an indefinite-lived intangible.
Future amortization expense related to intangible assets as of December 31, 2017 are as follows:

(In millions)
Remainder of fiscal 2018	$247
2019	326
2020	326
2021	325
2022	298
2023 and thereafter	1,566
Total	$3,088

7.	Supplementary Financial Information
Supplemental Operations Information
A summary of other (expense) income, net for the periods indicated is presented in the following table:

	Successor	Predecessor
(In millions)	Period from December 16, 2017 through December 31, 2017	Period from October 1, 2017 through December 15, 2017	Three months ended December 31, 2016
OTHER (EXPENSE) INCOME, NET
Interest income	$—	$2	$—
Foreign currency gains, net	2	—	11
Income from transition services agreement, net	—	3	—
Other pension and post-retirement benefit costs	1	(8)	(6)
Change in fair value of the warrant liability	(5)	—	—
Other, net	—	1	(1)
Total other (expense) income, net	$(2)	$(2)	$4
A summary of reorganization items, net for the periods indicated is presented in the following table:

	Successor	Predecessor
(In millions)	Period from December 16, 2017 through December 31, 2017	Period from October 1, 2017 through December 15, 2017	Three months ended December 31, 2016
REORGANIZATION ITEMS, NET
Bankruptcy-related professional fees	$—	$(56)	$—
Net gain on settlement of liabilities subject to compromise	—	1,804	—
Net gain on fresh start adjustments	—	1,671	—
Other items, net	—	(3)	—
Reorganization items, net	$—	$3,416	$—
Cash payments for reorganization items	$1	$2,524	$—
Costs directly attributable to the implementation of the Plan of Reorganization were reported as reorganization items, net. The cash payments for reorganization items for the period from October 1, 2017 through December 15, 2017 (Predecessor) included $2,468 million of claims paid related to liabilities subject to compromise and $56 million for bankruptcy-related professional fees, including emergence and success fees paid on the Emergence Date.

8.	Business Restructuring Reserves and Programs
For the period from December 16, 2017 through December 31, 2017 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor), the Company recognized restructuring charges of $10 million and $14 million, respectively, including adjustments to the restructuring programs of prior fiscal years primarily consisting of the termination/buyout of leases. As the Company continues to evaluate opportunities to streamline its operations, it may identify cost savings globally and take additional restructuring actions in the future and the costs of those actions could be material.
Fiscal 2018 Restructuring Program
During the period from December 16, 2017 through December 31, 2017 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor), recognized restructuring charges for the fiscal 2018 restructuring program were for employee separation costs associated with employee severance actions primarily in the U.S. and Europe, Middle East and Africa ("EMEA"), primarily the U.K. and for which the related payments are expected to be completed by the beginning of fiscal 2020. These actions include workforce reductions of 206 employees including 120 in the U.S. and 25 in EMEA. The separation charges include, but are not limited to, pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees.

The following table summarizes the components of the fiscal 2018 restructuring program for the period from December 16, 2017 through December 31, 2017 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor):

(In millions)	Employee Separation Costs	Lease Obligations	Total
2018 restructuring charges	$12	$—	$12
Cash payments	(3)	—	(3)
Balance as of December 15, 2017 (Predecessor)	$9	$—	$9

2018 restructuring charges(1)	$—	$10	$10
Cash payments	(2)	(10)	(12)
Balance as of December 31, 2017 (Successor)	$7	$—	$7
(1) Charges incurred in connection with the termination of the Santa Clara lease.
Fiscal 2017 Restructuring Program
During fiscal 2017, the Company identified opportunities to streamline operations and generate costs savings, which included eliminating employee positions. These obligations are primarily for employee separation costs associated with fiscal 2017 employee severance actions in the U.S. and EMEA, for which the related payments are expected to be completed in fiscal 2023. The separation charges include, but are not limited to, pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees.
The following table summarizes the components of the fiscal 2017 restructuring program for the period from December 16, 2017 through December 31, 2017 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor):

(In millions)	Employee Separation Costs	Lease Obligations	Total
Balance as of September 30, 2017 (Predecessor)	$4	$1	$5
Cash payments	(1)	(1)	(2)
Balance as of December 15, 2017 (Predecessor)	$3	$—	$3

Balance as of December 31, 2017 (Successor)	$3	$—	$3
Fiscal 2008 through 2016 Restructuring Programs
During fiscal years 2008 through 2016, the Company identified opportunities to streamline operations and generate cost savings, which included eliminating employee positions and exiting facilities. The remaining obligations related to these restructuring programs are for employee severance costs are primarily associated with EMEA plans expected to be completed by fiscal 2023.
The following table aggregates the components of the fiscal 2008 through 2016 restructuring programs for the period from December 16, 2017 through December 31, 2017 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor):

(In millions)	Employee Separation Costs	Lease Obligations	Total
Balance as of September 30, 2017 (Predecessor)	$51	$24	$75
Cash payments	(3)	(17)	(20)
Expense	1	1	2
Adjustments - fresh start and reorganization items	$4	$(1)	$3
Balance as of December 15, 2017 (Predecessor)	$53	$7	$60

Cash Payments	(2)	—	(2)
Impact of foreign currency fluctuations	2	—	2
Balance as of December 31, 2017 (Successor)	$53	$7	$60

9.	Financing Arrangements
The following table reflects principal amounts of debt and debt net of discounts and issuance costs as of December 31, 2017 (Successor) and principal amounts of debt and debt net of discounts and issuance costs as of September 30, 2017 (Predecessor), which includes the impact of adequate protection payments and accrued interest as of January 19, 2017:

	Successor		Predecessor
	December 31, 2017		September 30, 2017
(In millions)	Principal amount	Net of discounts and issuance costs	Principal amount	Net of discounts and issuance costs
Term Loan Credit Agreement	$2,925	$2,896	$—	$—
DIP Credit Agreement due January 19, 2018	—	—	725	725
First lien debt:
Senior secured term B-3 loans	—	—	594	594
Senior secured term B-4 loans	—	—	1	1
Senior secured term B-6 loans	—	—	519	519
Senior secured term B-7 loans	—	—	2,012	2,012
7% senior secured notes	—	—	982	982
9% senior secured notes	—	—	284	284
Second lien debt:
10.50% senior secured notes	—	—	1,440	1,440
Total debt	$2,925	2,896	$6,557	6,557
Debt maturing within one year		(29)		(725)
Long-term debt, net of current portion(1)		$2,867		$5,832
(1) Pre-petition long-term debt as of September 30, 2017 (Predecessor) was included in liabilities subject to compromise.
On the Emergence Date:

1.	the Successor Company entered into the Term Loan Credit Agreement and the ABL Credit Agreement;

2.	the DIP Credit Agreement was paid in full;

3.
the holders of the Predecessor first lien obligations received cash and Successor Company common stock (aggregate fair value of $3,547 million) and the Company cancelled $4,281 million of the Predecessor Company first lien obligations; and

4.
the holders of the Predecessor second lien obligations received Successor Company common stock and Warrants to purchase common stock (aggregate fair value of $83 million) and the Company cancelled $1,440 million of the Predecessor Company second lien obligations.

Successor Financing
On the Emergence Date, Avaya Inc. entered into (i) the Term Loan Credit Agreement among Avaya Inc., as borrower, Avaya Holdings, the lending institutions from time to time party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent, which provided a $2,925 million term loan facility maturing on December 15, 2024 and (ii) the ABL Credit Agreement maturing on December 15, 2022, among Avaya Inc., as borrower, Avaya Holdings, the several other borrowers party thereto, the several lenders from time to time party thereto, and Citibank, N.A., as administrative agent and collateral agent, which provided a revolving credit facility consisting of a U.S. tranche and a foreign tranche allowing for borrowings of up to an aggregate principal amount of $300 million from time to time, subject to borrowing base availability (the ABL Credit Agreement together with the Term Loan Credit Agreement, the “Credit Agreements”). The Term Loan Credit Agreement, in the case of ABR Loans, bears interest at a rate per annum equal to 3.75% plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the U.S. prime rate as publicly announced in the Wall Street Journal and (iii) the LIBOR Rate for an interest period of one month and in the case of LIBOR Loans, bears interest at a rate per annum equal to 4.75% plus the applicable LIBOR Rate, subject to a 1% floor. The ABL Credit Agreement bears interest:

1.
In the case of Base Rate Loans denominated in U.S. dollars, at a rate per annum equal to 0.75% (subject to a 0.25% step-up or step-down based on availability) plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the U.S. prime rate as publicly announced by Citibank, N.A. and (iii) the LIBOR Rate for an interest period of one month;

2.	In the case of LIBOR Rate Loans denominated in U.S. dollars, at a rate per annum equal to 1.75% (subject to a 0.25% step-up or step-down based on availability) plus the applicable LIBOR Rate;

3.
In the case of Canadian Prime Rate Loans denominated in Canadian dollars, at a rate per annum equal to 0.75% (subject to a 0.25% step-up or step-down based on availability) plus the highest of (i) the “Base Rate” as publicly announced by Citibank, N.A., Canadian branch and (ii) the CDOR Rate for an interest period of 30 days;

4.	In the case of CDOR Rate Loans denominated in Canadian dollars, at a rate per annum equal to 1.75% (subject to a 0.25% step-up or step-down based on availability) plus the applicable CDOR Rate;

5.	In the case of LIBOR Rate Loans denominated in Sterling, at a rate per annum equal to 1.75% (subject to a 0.25% step-up or step-down based on availability) plus the applicable LIBOR Rate;

6.	In the case of EURIBOR Rate Loans denominated in Euro, at a rate per annum equal to 1.75% (subject to a 0.25% step-up or step-down based on availability) plus the applicable LIBOR Rate; and

7.	In the case of Overnight LIBOR Rate Loans, at a rate per annum equal to 1.75% (subject to a 0.25% step-up or step-down based on availability) plus the applicable Overnight LIBOR Rate.
The Credit Agreements limit, among other things, Avaya Inc.’s ability to (i) incur indebtedness, (ii) incur liens, (iii) dispose of assets, (iv) make investments, (v) make dividends, or conduct redemptions and repurchases of capital stock, (vi) prepay junior indebtedness or amend junior indebtedness documents, (vii) enter into restricted agreements, (viii) enter into transactions with affiliates and (ix) modify the terms of any of its organizational documents.
The Term Loan Credit Agreement does not contain any financial covenants. The ABL Credit Agreement does not contain any financial covenants other than a requirement to maintain a minimum fixed charge coverage ratio of 1:1 that becomes applicable only in the event that the net borrowing availability under the ABL Credit Agreement is less than the greater of $25 million and 10% of the lesser of the total borrowing base and the ABL commitments (commonly known as the "line cap").
As of December 31, 2017, the Company was not in default under any of its debt agreements.
Under the terms of the ABL Credit Agreement, the Company can issue letters of credit up to $150 million. At December 31, 2017, the Company had issued and outstanding letters of credit and guarantees of $74 million. The aggregate additional principal amount that may be borrowed under the ABL Credit Agreement, based on the borrowing base less $74 million of outstanding letters of credit and guarantees, was $139 million at December 31, 2017.
The weighted average contractual interest rate of the Company’s outstanding debt as of December 31, 2017 was 6.2%.
Predecessor Financing
Debt Covenants and Default. The indentures governing the Predecessor senior secured notes contained a number of covenants that, among other things and subject to certain exceptions, restricted the ability of the Predecessor and certain of its subsidiaries to (a) incur or guarantee additional debt and issue or sell certain preferred stock, (b) pay dividends on, redeem or repurchase capital stock, (c) make certain acquisitions or investments, (d) incur or assume certain liens, (e) enter into transactions with affiliates, (f) merge or consolidate with another company, (g) transfer or otherwise dispose of assets, (h) redeem subordinated debt, (i) incur obligations that restricted the ability of the Company’s subsidiaries to pay dividends or make other payments to the Company, and (j) create or designate unrestricted subsidiaries. They also contained customary affirmative covenants and events of default.
The Bankruptcy Filing constituted an event of default that accelerated the Predecessor’s payment obligations under the senior secured credit agreements and the senior secured notes. As a result of the Bankruptcy Filing, the principal and interest due under the Predecessor’s debt agreements became due and payable. However, any efforts to enforce such payment obligations were automatically stayed as a result of the Bankruptcy Filing, and the creditors’ rights of enforcement were subject to the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Consequently, all debt outstanding was classified as liabilities subject to compromise and all unamortized debt issuance costs and unaccreted debt discounts were expensed.
DIP Credit Agreement. In connection with the Bankruptcy Filing, on the Petition Date, the Predecessor entered into the DIP Credit Agreement, which provided a $725 million term loan facility due January 2018, and a cash collateralized letter of credit facility in an aggregate amount equal to $150 million. All letters of credit were cash collateralized in an amount equal to 101.5% of the face amount of such letters of credit denominated in U.S. dollars and 103% of the face amount of letters of credit denominated in alternative currencies. The DIP Credit Agreement, in the case of the Base Rate Loans, bore interest at a rate per annum equal to 6.5% plus the highest of (i) Citibank, N.A.’s prime rate, (ii) the Federal Funds Rate plus 0.5% and (iii) the Eurocurrency Rate for an interest period of one month, subject to a 2% floor, and in the case of the Eurocurrency Loans, bore interest at a rate per annum equal to 7.5% plus the applicable Eurocurrency Rate, subject to a 1% floor.

Capital Lease Obligations
Included in other liabilities is $22 million and $14 million of capital lease obligations, net of imputed interest as of December 31, 2017 (Successor) and September 30, 2017 (Predecessor), respectively, and excluded amounts included in liabilities subject to compromise of $12 million as of September 30, 2017.
The Company entered into an agreement to outsource certain delivery services associated with the Avaya Private Cloud Services business. That agreement also included the sale of specified assets owned by the Company, which are being leased-back by the Company and accounted for as a capital lease. As of December 31, 2017 (Successor) and September 30, 2017 (Predecessor), capital lease obligations associated with this agreement were $21 million and $24 million, respectively, and include $10 million within liabilities subject to compromise as of September 30, 2017.

10.	Derivative Warrant Liability
In accordance with the Plan of Reorganization, on the Emergence Date the Company issued Warrants to purchase 5,645,200 shares of Successor common stock to the holders of the Predecessor second lien obligations pursuant to a warrant agreement (“Warrant Agreement”). Each Warrant has an exercise price of $25.55 per share and expires five years from the date of issuance. We account for derivative financial instruments in accordance with FASB ASC 815, "Derivatives and Hedging." The Warrants contain certain derivative features that require the Warrants to be classified as a liability and for changes in fair value of the liability to be recognized in earnings each reporting period. The Successor Company had no other derivative instruments at December 31, 2017.
The fair value of the Warrants was determined using a probability weighted Black-Scholes option pricing model. This model requires certain input assumptions including risk-free interest rates, volatility, expected life and dividend rates. Selection of these inputs involves significant judgment.
The fair value of the Warrants, on the Emergence Date and at December 31, 2017, was determined by using the Black-Scholes option pricing model with the input assumptions summarized below. Accordingly, we recorded a loss of $5 million for the period from December 16, 2017 through December 31, 2017 (Successor) related to the change in fair value of the warrant liability. The fair value loss was recognized in Other (expense) income, net in the Condensed Consolidated Statements of Operations.

	December 31, 2017	December 15, 2017
Expected volatility	52.38%	54.57%
Risk free interest rates	2.20%	2.20%
Expected life (in years)	4.96	5.00
Price per share of common stock	$17.55	$14.93

Fair value of warrant liability	$22 million	$17 million

11.	Fair Value Measures
Pursuant to the accounting guidance for fair value measurements, fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.
Fair Value Hierarchy
The accounting guidance for fair value measurements also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The inputs are prioritized into three levels that may be used to measure fair value:
Level 1: Inputs that reflect quoted prices for identical assets or liabilities in active markets that are observable.
Level 2: Inputs that reflect quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.
Level 3: Inputs that are unobservable to the extent that observable inputs are not available for the asset or liability at the measurement date.

Asset and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 (Successor) and September 30, 2017 (Predecessor) were as follows:

	Successor
	December 31, 2017
	Fair Value Measurements Using
(In millions)	Total	Level 1	Level 2	Level 3
Other Non-Current Assets:
Investments	$1	$1	$—	$—
Other Non-Current Liabilities:
Warrants	$22	$—	$—	$22

	Predecessor
	September 30, 2017
	Fair Value Measurements Using
(In millions)	Total	Level 1	Level 2	Level 3
Other Non-Current Assets:
Investments	$1	$1	$—	$—
Investments
Investments classified as Level 1 assets are priced using quoted market prices for identical assets in active markets that are observable.
Warrants
Warrants classified as Level 3 liabilities are priced using the Black-Scholes option pricing model. The change in fair value of the Warrants is recognized in Other (expense) income, net in the Condensed Consolidated Statements of Operations.
Fair Value of Financial Instruments
The estimated fair values of amounts borrowed under the Company’s financing arrangements at December 31, 2017 (Successor) and September 30, 2017 (Predecessor) were estimated based on a Level 2 input based on a market approach utilizing market-clearing data on the valuation date in addition to bid/ask prices.
The estimated fair values of the amounts borrowed under the Company’s financing agreements at December 31, 2017 (Successor) and September 30, 2017 (Predecessor) are as follows:

	Successor		Predecessor
	December 31, 2017		September 30, 2017
(In millions)	Principal Amount	Fair Value	Principal Amount	Fair Value
Term Loan Credit Agreement due December 15, 2024	$2,925	$2,896	$—	$—
DIP Credit Agreement due January 19, 2018	—	—	725	732
Variable rate Term B-3 Loans due October 26, 2017	—	—	594	503
Variable rate Term B-4 Loans due October 26, 2017	—	—	1	1
Variable rate Term B-6 Loans due March 31, 2018	—	—	519	440
Variable rate Term B-7 Loans due May 29, 2020	—	—	2,012	1,709
7% senior secured notes due April 1, 2019	—	—	982	832
9% senior secured notes due April 1, 2019	—	—	284	241
10.50% senior secured notes due March 1, 2021	—	—	1,440	67
Total	$2,925	$2,896	$6,557	$4,525
The Company adjusted the carrying value of debt to fair value upon application of fresh start accounting.

12.	Income Taxes

For the Predecessor period ended December 15, 2017, the difference between the Company’s recorded provision and the provision that would result from applying the U.S. statutory rate of 35% is primarily attributable to: (1) income and losses taxed at different foreign tax rates, (2) losses generated within certain foreign jurisdictions for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) non-U.S. withholding taxes on foreign earnings, (4) current period changes to unrecognized tax positions, (5) U.S. state and local income taxes, and (6) the impact of reorganization and fresh start adjustments.
For the Successor period ended December 31, 2017, the difference between the Company’s recorded benefit and the benefit that would result from applying the new U.S. statutory rate of 24.5%, is primarily attributable to: (1) income and losses taxed at different foreign tax rates, (2) losses generated within certain foreign jurisdictions for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) non-U.S. withholding taxes on foreign earnings, (4) current period changes to unrecognized tax positions, (5) U.S. state and local income taxes, and (6) the impact of the Tax Cuts and Jobs Act (“the Act”), as more fully described below.
For the three months ended December 31, 2016, the difference between the Company’s recorded provision and the benefit that would result from applying the U.S. statutory rate of 35% is primarily attributable to: (1) income and losses taxed at different foreign tax rates, (2) changes in the valuation allowance established against the Company’s deferred tax assets, and (3) current period changes to unrecognized tax positions.
Under the Plan of Reorganization a substantial amount of the Company’s debt was extinguished. Absent an exception, a debtor recognizes cancellation of indebtedness income (“CODI”) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The Internal Revenue Code of 1986, as amended, provides that a debtor in a bankruptcy case may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of any CODI recognized as a result of the consummation of a plan of reorganization. The amount of CODI recognized by a taxpayer is the adjusted issue price of any indebtedness discharged less the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued and (iii) the fair market value of any other consideration, including equity, issued. The reduction in tax attributes does not occur until the first day of the Company’s first tax year subsequent to the date of emergence, which is October 1, 2018. The Company estimates that the U.S. federal net operating loss (“NOL”) and tax credits disclosed in its September 30, 2017 Condensed Consolidated Financial Statements and the tax loss generated during the September 30, 2018 tax year will be entirely eliminated on October 1, 2018. The Company estimates that $196 million of the tax loss generated during the Predecessor period ended December 15, 2017 will be absorbed by taxable income generated during the Successor period ending September 30, 2018. These estimates are subject to revision and any changes in the estimates will affect income or loss from continuing operations in the Successor period ending September 30, 2018.
Prior to September 30, 2017, a full valuation allowance was established in any jurisdiction that had a net deferred tax asset. A portion of the U.S. valuation allowance in the amount of $787 million was reversed as part of the reorganization adjustments as it was previously established against (i) the NOL and tax credits which will be eliminated as a result of the CODI rules and (ii) other deferred tax assets that were previously established for liabilities that were discharged in the Plan of Reorganization and eliminated as part of the reorganization adjustments. The valuation allowance in the amount of $47 million was reversed in certain non U.S. jurisdictions as part of the reorganization adjustments as management concluded it is more likely than not that the related deferred tax assets will be realized. The remaining U.S. valuation allowance in the amount of $461 million was reversed as part of the fresh start adjustments because management concluded it is more likely than not that the deferred tax assets will be realized primarily due to future sources of taxable income that will be generated by the reversal of deferred tax liabilities established in the fresh start adjustments.
On December 22, 2017, the Act was signed into law. The Act lowered the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. Corporations with a fiscal year-end that is not a calendar year but includes January 1, 2018 are subject to a blended tax rate based on the number of days in the fiscal year before and after January 1, 2018. The Company has a September 30th tax year-end and therefore the U.S. federal tax rate for the year ending September 30, 2018 is 24.5%.
The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) on December 22, 2017 which provided guidance to registrants on the accounting for tax related impacts under the Act.  The guidance provides a measurement period of up to one year after the enactment date for companies to complete the tax accounting implications of the Act.  As of the first quarter, the Company has provided a provisional estimate related to the revaluation of its deferred taxes and the deemed repatriation of unremitted foreign earnings. We will continue to refine our estimate, which could result in a material adjustment, given additional guidance under the Act, interpretations, available information and assumptions made by the Company.  As a fiscal year-end tax filer, we are subject to various provisions under the Act for fiscal year 2018, including the change to the U.S. federal statutory tax rate and the mandatory deemed repatriation of unremitted foreign earnings. Beginning in our 2019 fiscal year, various other newly enacted provisions will become effective, including provisions that may result in the current U.S. taxation of certain income earned by the Company’s foreign subsidiaries. The FASB has published guidance (Topic 740, No. 5), regarding how to account for the Global Intangible Low-Taxed Income (“GILTI”) provisions included in the Act. The guidance states th at a company may make a policy decision with respect to the accounting for taxes related to GILTI and whether deferred taxes should be established. The Company estimates that it will generate income that may be taxed as GILTI beginning in fiscal 2019. On a provisional basis, no deferred taxes have been established for GILTI as of December 31, 2018.
The Company does not expect to incur a cash tax liability with respect to the one-time tax on foreign earnings due to historical foreign deficits. The Company previously established a deferred tax liability for non-U.S. withholding taxes to be incurred upon the remittance of foreign earnings. The Condensed Consolidated Financial Statements for the Predecessor and Successor periods include an adjustment for such withholding taxes attributable to current period earnings. In prior periods, the Company established a U.S. deferred income tax liability for certain foreign earnings under the assumption that such earnings would be remitted to the U.S. This deferred tax liability has been adjusted in the Successor period based on the taxation of such earnings under the Act.
A net deferred tax liability was established at the U.S. federal tax rates in effect on December 15, 2017 as part of fresh start accounting for U.S. book-to-tax differences. These deferred taxes are primarily related to differences arising from recording intangible and other assets at fair market value. As of the December 22, 2017 enactment date of the Act, deferred taxes were adjusted to reflect the new tax rates in effect as of the date the deferred tax amounts are expected to be realized.
The provisional amount of the reduction to the net deferred tax liability as a result of the ACT is $245 million and has been recorded as an income tax benefit from continuing operations in the Successor period.

13.	Benefit Obligations
The Company sponsors non-contributory defined benefit pension plans covering a portion of its U.S. employees and retirees, and post-retirement benefit plans covering a portion of its U.S. retirees that include healthcare benefits and life insurance coverage. Certain non-U.S. operations have various retirement benefit programs covering substantially all of their employees. Some of these programs are considered to be defined benefit pension plans for accounting purposes.
Effective January 25, 2018, the Company and the Communications Workers of America (“CWA”) and the International Brotherhood of Electrical Workers (“IBEW”), agreed to extend the 2009 Collective Bargaining Agreement (“CBA”), previously extended through June 14, 2018, until September 21, 2019. The contract extensions did not affect the Company’s obligation for pension and post-retirement benefits available to U.S. employees of the Company who are represented by the CWA or IBEW (“represented employees”).
In September 2015, the Company amended the post-retirement medical plan for represented retirees effective January 1, 2017, to replace medical coverage through the Company’s group plan for represented retirees who are retired as of October 15, 2015 and their eligible dependents, with medical coverage through the private and public insurance marketplace. The change allows the existing retirees to choose insurance from the marketplace and receive financial support from the Company toward the cost of coverage through a Health Reimbursement Arrangement ("HRA").
The components of the pension and post-retirement net periodic benefit cost (credit) for the periods indicated are provided in the tables below:

	Successor	Predecessor
(In millions)	Period from December 16, 2017 through December 31, 2017	Period from October 1, 2017 through December 15, 2017	Three months ended December 31, 2016
Pension Benefits - U.S.
Components of Net Periodic Benefit Cost
Service cost	$—	$1	$1
Interest cost	1	22	24
Expected return on plan assets	(2)	(38)	(45)
Amortization of previously unrecognized net actuarial loss	—	20	26
Settlement loss(1)	—	—	—
Net periodic benefit cost	$(1)	$5	$6

(1) Excludes Plan of Reorganization related settlements discussed below that were recorded in Reorganization items, net in the Condensed Consolidated Statements of Operations.

	Successor	Predecessor
(In millions)	Period from December 16, 2017 through December 31, 2017	Period from October 1, 2017 through December 15, 2017	Three months ended December 31, 2016
Pension Benefits - Non-U.S.
Components of Net Periodic Benefit Cost
Service cost	$—	$2	$2
Interest cost	—	3	2
Amortization of previously unrecognized net actuarial loss	—	1	3
Net periodic benefit cost	$—	$6	$7

	Successor	Predecessor
(In millions)	Period from December 16, 2017 through December 31, 2017	Period from October 1, 2017 through December 15, 2017	Three months ended December 31, 2016
Post-retirement Benefits - U.S.
Components of Net Periodic Benefit Cost
Interest cost	$—	$3	$3
Expected return on plan assets	—	(2)	(2)
Amortization of unrecognized prior service cost	—	(3)	(4)
Amortization of previously unrecognized net actuarial loss	—	2	3
Curtailment	—	—	(4)
Net periodic benefit cost	$—	$—	$(4)
On December 15, 2017, the APPSE, a qualified pension plan, was settled with the PBGC. At that time, the Company and the PBGC executed a termination and trusteeship agreement to terminate the APPSE and to appoint the PBGC as the statutory trustee of the plan. The Company also paid settlement consideration to the PBGC consisting of $340 million in cash and 6.1 million shares of Successor Company common stock (fair value of $90 million). With this payment, any accrued but unpaid minimum funding contributions due were deemed to have been paid in full. As a result of the plan termination on December 15, 2017, the Company's projected benefit obligation and pension trust assets were reduced by $2,192 million and $1,573 million, respectively. Including the settlement consideration and $703 million of Accumulated other comprehensive loss recorded in the Condensed Consolidated Balance Sheet, a settlement loss of $514 million was recorded in Reorganization items, net in the Condensed Consolidated Statement of Operations.
On December 15, 2017, the unfunded ASPP, a non-qualified excess benefit pension plan, was also terminated and settled. Benefit liabilities for ASPP participants were included as allowed claims in the general unsecured recovery pool. Settlement consideration of $17 million in the form of allowed claims payable to ASPP participants was estimated based upon claims data as of the Emergence Date as amounts due to individual general unsecured creditors had not been finalized and paid. As a result of the termination, the Company's projected benefit obligation was reduced by $88 million. Including the settlement consideration and $18 million of Accumulated other comprehensive loss recorded in the Condensed Consolidated Balance Sheet, a settlement gain of $53 million was recorded in Reorganization items, net in the Condensed Consolidated Statements of Operations.
The Company's general funding policy with respect to its U.S. qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable laws and regulations, or to directly pay benefits where appropriate. As a result of the Bankruptcy Filing in January 2017, there was an automatic stay on the Company's contributions to the U.S. pension plans during fiscal 2017. Therefore, the minimum funding requirements for the U.S. pension plans were not met during fiscal 2017.
The Plan of Reorganization included contributions to or settlements of all U.S. pension plans, which are the Avaya Pension Plan for Represented Employees ("APP"), the APPSE and the ASPP. On December 15, 2017, the Company paid the aggregate unpaid required minimum funding for the APP, a qualified plan, of $49 million.
Remeasurement as a result of fresh start accounting increased the APP and other post-retirement benefit plan obligations by $3 million on December 15, 2017.

The Company made no contributions to satisfy minimum statutory funding requirements for its U.S. funded defined benefit pension plans for the period from December 16, 2017 through December 31, 2017 (Successor) and for the period from October 1, 2017 through December 15, 2017 (Predecessor), exclusive of the payments discussed above as part of the Plan of Reorganization for the APP and settlement consideration to the PBGC for the APPSE. Estimated payments to satisfy minimum statutory funding requirements for the remainder of fiscal 2018 are $43 million.
The Company provided pension benefits for U.S. employees, which were not pre-funded. Consequently, the Company made payments as the benefits were disbursed or claims were paid. For the period from December 16, 2017 through December 31, 2017 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor), the Company made payments for the U.S. pension benefits in each of the periods of amounts totaling less than $1 million.
The Company provides for certain pension benefits for non-U.S. employees, the majority of which are not pre-funded. The Company made payments for these non-U.S. pension benefits for the period from December 16, 2017 through December 31, 2017 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor) totaling $1 million and $3 million, respectively. Estimated payments for these non-U.S. pension benefits for the remainder of fiscal 2018 are $24 million.
During the period from December 16, 2017 through December 31, 2017 (Successor), the Company was reimbursed $3 million from the represented employees’ post-retirement health trust for claims paid that exceeded the Company's obligations. During the period from October 1, 2017 through December 15, 2017 (Predecessor), the Company contributed $2 million to the represented employees’ post-retirement health trust to fund current benefit claims and costs of administration in compliance with the terms of the CBA, as extended through September 21, 2019. Estimated payments under the terms of the 2009 agreement as extended are $12 million for the remainder of fiscal 2018.
The Company also provides certain retiree medical benefits for U.S. employees through an HRA, which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed. For the period from December 16, 2017 through December 31, 2017 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor), the Company made payments in each of the periods totaling less than $1 million for these retiree medical benefits. Estimated payments for these retiree medical benefits for the remainder of fiscal 2018 are less than $1 million.
14. Share-based Compensation
The Predecessor Company's common and preferred stock were cancelled and new common stock was issued on the Emergence Date. Accordingly, the Predecessor Company's then existing share-based compensation awards were also cancelled, which resulted in the recognition of any previously unamortized expense on the date of cancellation. Share-based compensation for the Successor and Predecessor periods are not comparable.

Successor
Pursuant to terms of the Plan of Reorganization, the Avaya Holdings Corp. 2017 Equity Incentive Plan ("2017 Equity Incentive Plan") became effective on the Emergence Date.
The Successor Company's Board of Directors or any committee duly authorized thereby, will administer the 2017 Equity Incentive Plan. The administrator has broad authority to, among other things: (i) select participants; (ii) determine the types of awards that participants are to receive and the number of shares that are to be granted under such awards; and (iii) establish the terms and conditions of awards, including the price to be paid for the shares or the award.
Persons eligible to receive awards under the 2017 Equity Incentive Plan include non-employee directors, employees of the Successor Company or any of its affiliates, and certain consultants and advisors to the Successor Company or any of its affiliates. The types of awards that may be granted under the 2017 Equity Incentive Plan include stock options, restricted stock, restricted stock units, performance awards and other forms of awards granted or denominated in shares of Successor common stock, as well as certain cash-based awards.
The maximum number of shares of common stock that may be issued or granted under the 2017 Equity Incentive Plan is 7.4 million shares. If any option or other stock-based award granted under the 2017 Equity Incentive Plan expires, terminates or is cancelled for any reason without having been exercised in full, the number of shares of common stock underlying any unexercised award will again be available for the purpose of awards under the 2017 Equity Incentive Plan. If any shares of restricted stock, performance awards or other stock-based awards denominated in shares of common stock awarded under the 2017 Equity Incentive Plan to a participant are forfeited for any reason, the number of forfeited shares of restricted stock, performance awards or other stock-based awards denominated in shares of common stock will again be available for purposes of awards under the 2017 Equity Incentive Plan. Any award under the 2017 Equity Incentive Plan settled in cash will not be counted against the foregoing maximum share limitations. Shares withheld by the Company in satisfaction of the applicable exercise price or withholding taxes upon the issuance, vesting or settlement of awards, in each case, shall not be available for future issuance under the 2017 Equity Incentive Plan.
The aggregate grant date fair value of all awards granted to any non-employee director during any calendar year (excluding awards made pursuant to deferred compensation arrangements made in lieu of all or a portion of cash retainers and any dividends payable in respect of outstanding awards) may not exceed $750,000.
On the Emergence Date, the Company granted 3.4 million restricted stock units and 1.2 million stock options to executives and other employees. The awards are subject to time based vesting. There are 2.8 million shares remaining under the 2017 Equity Incentive Plan available to be granted.
The fair value of the premium-priced stock options granted on the Emergence Date was determined using a lattice option pricing model with the following assumptions:

Exercise price	$19.46
Expected term (in years)(1)	8.54
Volatility(2)	65.37%
Risk-free rate(3)	2.35%
Dividend yield(4)	—%
(1) Expected term based on the vesting terms of the option and a contractual life of ten years.
(2) Volatility based on peer group companies adjusted for the Company's leverage.
(3) Risk-free rate based on U.S. Treasury yields with a term equal to the expected option term.
(4) Dividend yield was assumed to be zero as the Company does not anticipate paying dividends.
At December 31, 2017, all share-based awards granted by the Successor Company were unvested and the related share-based compensation expense recorded for the period from December 16, 2017 through December 31, 2017 (Successor) was $1 million.
Predecessor
Prior to the Emergence Date, the Predecessor Company had granted share-based awards that were cancelled upon emergence from bankruptcy. In conjunction with the cancellation, the Predecessor Company accelerated the unrecognized share-based compensation expense and recorded $3 million of compensation expense in the period from October 1, 2017 through December 15, 2017.

15. Capital Stock
Successor
Preferred Stock. The Successor Company's certificate of incorporation authorizes it to issue up to 55.0 million shares of preferred stock with a par value of $0.01 per share. As of December 31, 2017, there were no preferred shares issued or outstanding.
Common Stock. The Successor Company's certificate of incorporation authorizes it to issue up to 550.0 million shares of common stock with a par value of $0.01 per share. As of December 31, 2017, there were 110.0 million shares issued and 109.8 million outstanding. The outstanding shares were issued to (1) holders of Predecessor first lien obligations (99.3 million shares); (2) holders of Predecessor second lien obligations (4.4 million shares); and (3) PBGC (6.1 million shares). Issued but not outstanding are the shares held on behalf of the general unsecured creditor reserve or the holders of Predecessor first lien debt obligations (0.2 million shares).
Predecessor
In connection with the Company's Plan of Reorganization and emergence from bankruptcy, all equity interests in the Predecessor Company were cancelled, including preferred and common stock, warrants and equity-based awards.
16. Earnings (Loss) Per Common Share
All outstanding shares of common stock and common stock equivalents of the Predecessor Company were cancelled pursuant to the Plan of Reorganization.
Upon emergence, the Successor Company authorized and issued 110.0 million shares of common stock of which 109.8 million shares were outstanding at December 31, 2017 and used as the basis for determining earnings per share.
Basic earnings per share are calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that would occur if equity awards granted under the various share-based compensation plans were vested or exercised resulting in the issuance of common shares that would participate in the earnings of the Company.

The following table sets forth the calculation of net income attributable to common shareholders and the computation of basic and diluted earnings (loss) per share for the periods indicated:

	Successor	Predecessor
(In millions, except per share amounts)	Period from December 16, 2017 through December 31, 2017	Period from October 1, 2017 through December 15, 2017	Three months ended December 31, 2016
Net income (loss) per share:
Numerator
Net income (loss)	$237	$2,977	$(103)
Dividends to preferred stockholders	—	(6)	(8)
Undistributed earnings	237	2,971	(111)
Percentage allocated to common stockholders(1)	100.0%	86.9%	100.0%
Numerator for basic and diluted earnings per common share	$237	$2,582	$(111)

Denominator
Denominator for basic earnings per weighted average common shares	109.8	497.3	497.0
Effect of dilutive securities
Restricted stock units	0.5	—	—
Stock options	—	—	—
Warrants	—	—	—
Denominator for diluted earnings per weighted average common shares	110.3	497.3	497.0

Per common share net income (loss)
Basic	$2.16	$5.19	$(0.22)
Diluted	$2.15	$5.19	$(0.22)

(1) Basic weighted average common stock outstanding	109.8	497.3	497.0
Basic weighted average common stock and common stock equivalents (preferred shares)	109.8	572.4	497.0
Percentage allocated to common stockholders	100.0%	86.9%	100.0%
There were 0.5 million dilutive securities for the period from December 16, 2017 through December 31, 2017 (Successor).

17.	Operating Segments
On July 14, 2017, the Company sold its Networking business to Extreme. Prior to the sale, the Company had three separate operating segments. After the sale, the Company has two operating segments, GCS representing the Company's products portfolio and AGS representing the Company's services portfolio. Both GCS and Networking made up the Company’s Enterprise Collaboration Solutions ("ECS") products portfolio.
The GCS segment primarily develops, markets, and sells unified communications and contact center solutions, offered on premises, in the cloud, or as a hybrid solution. These integrate multiple forms of communications, including telephony, e-mail, instant messaging and video. The AGS segment develops, markets and sells comprehensive end-to-end global service offerings that enable customers to evaluate, plan, design, implement, monitor, manage and optimize even complex enterprise communications networks. The Networking segment portfolio of software and hardware products offered integrated networking products.
The Company’s chief operating decision maker makes financial decisions and allocates resources based on segment profit information obtained from the Company’s internal management systems. Management does not include in its segment measures of profitability selling, general, and administrative expenses, research and development expenses, amortization of intangible assets, and certain discrete items, such as charges relating to restructuring actions, impairment charges, and merger-related costs as these costs are not core to the measurement of segment performance, but rather are controlled at the corporate level.
Summarized financial information relating to the Company’s operating segments is shown in the following table for the periods indicated:

	Successor	Predecessor
(In millions)	Period from December 16, 2017 through December 31, 2017	Period from October 1, 2017 through December 15, 2017	Three months ended December 31, 2016
REVENUE
Global Communications Solutions	$71	$253	$343
Avaya Networking (1)	—	—	58
Enterprise Collaboration Solutions	71	253	401
Avaya Global Services	77	351	474
	$148	$604	$875
GROSS PROFIT
Global Communications Solutions	$41	$169	$231
Avaya Networking (1)	—	—	25
Enterprise Collaboration Solutions	41	169	256
Avaya Global Services	50	196	284
Unallocated Amounts (2)	(13)	(3)	(5)
	78	362	535
OPERATING EXPENSES
Selling, general and administrative	50	264	336
Research and development	9	38	62
Amortization of intangible assets	7	10	57
Restructuring charges, net	10	14	10
	76	326	465
OPERATING INCOME	2	36	70
INTEREST EXPENSE, OTHER (EXPENSE) INCOME, NET AND REORGANIZATION ITEMS, NET	(11)	3,400	(170)
(LOSS) INCOME BEFORE INCOME TAXES	$(9)	$3,436	$(100)
(1) The Networking business was sold on July 14, 2017.
(2) Unallocated Amounts in Gross Profit include the effect of the amortization of technology intangibles and costs that are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level.

18.	Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive income (loss) for the periods indicated are summarized as follows:

(In millions)	Change in unamortized pension, post-retirement and postemployment benefit-related items	Foreign Currency Translation	Other	Accumulated Other Comprehensive Income (Loss)
Beginning balance September 30, 2016 (Predecessor)	$(1,627)	$(33)	$(1)	$(1,661)
Other comprehensive income before reclassifications	—	19	—	19
Amounts reclassified to earnings	20	—	—	20
(Provision for) benefit from income taxes	(6)	4	—	(2)
Ending balance December 31, 2016 (Predecessor)	$(1,613)	$(10)	$(1)	$(1,624)

(In millions)	Change in unamortized pension, post-retirement and postemployment benefit-related items	Foreign Currency Translation	Other	Accumulated Other Comprehensive Income (Loss)
Beginning balance October 1, 2017 (Predecessor)	$(1,375)	$(72)	$(1)	$(1,448)
Other comprehensive (loss) income before reclassifications	(24)	3	—	(21)
Amounts reclassified to earnings	16	—	—	16
Pension settlement	721	—	—	721
Provision for income taxes	(58)	—	—	(58)
Ending balance December 15, 2017 (Predecessor)	(720)	(69)	(1)	(790)
Elimination of Predecessor Company accumulated other comprehensive loss	720	69	1	790
Ending balance December 15, 2017 (Predecessor)	$—	$—	$—	$—

Beginning balance December 15, 2017 (Successor)	$—	$—	$—	$—
Other comprehensive loss before reclassifications	—	(13)	—	(13)
Ending balance December 31, 2017 (Successor)	$—	$(13)	$—	$(13)
The amounts reclassified out of accumulated other comprehensive loss are reclassified to Other (expense) income, net in the Condensed Consolidated Statements of Operations prior to the impact of income taxes.
19. Related Party Transactions
Pursuant to the Plan of Reorganization confirmed by the Bankruptcy Court, the Successor Company's Board of Directors is comprised of seven directors, including the Successor Company's Chief Executive Officer, James M. Chirico, Jr., and six non-employee directors, William D. Watkins, Ronald A. Rittenmeyer, Stephan Scholl, Susan L. Spradley, Stanley J. Sutula, III and Scott D. Vogel.
Specific Arrangements Involving the Company’s Directors and Executive Officers
Laurent Philonenko is a Senior Vice President of Avaya Holdings and became an Advisor to Koopid, Inc., a software development company specializing in mobile applications, in February 2017. For the period from December 16, 2017 through December 31, 2017 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor), the Company purchased goods and services from Koopid, Inc. for each of the periods for less than $1 million.
Ronald A. Rittenmeyer is a Director of Avaya Holdings. Mr. Rittenmeyer serves on the board of directors of Tenet Healthcare Corporation (“Tenet Healthcare”), a healthcare services company, and serves on the board of directors of American International Group, Inc. (“AIG”), a global insurance organization. For the period from December 16, 2017 through December 31, 2017 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor), sales of the Company’s products and services to Tenet Healthcare for each of the periods were less than $1 million. For the period from December 16, 2017 through December 31, 2017 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor), sales of the Company’s products and services to AIG were less than $1 million and $2 million, respectively.
Stanley J. Sutula III is a director of Avaya Holdings and he is Executive Vice President and Chief Financial Officer of Pitney Bowes Inc., a business-to-business provider of equipment, software and services. For the period from December 16, 2017 through December 31, 2017 (Successor), there were no sales of the Company's products and services to Pitney Bowes Inc. For the period from October 1, 2017 through December 15, 2017 (Predecessor) and for fiscal 2017 (Predecessor), sales of the Company’s products and services to Pitney Bowes Inc. for each of the periods were less than $1 million.
William D. Watkins is a director and Chair of the Board of Directors of Avaya Holdings. Mr. Watkins currently serves on the board of directors of Flex Ltd., an electronics design manufacturer. For the period from December 16, 2017 through December 31, 2017 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor) and for fiscal 2017, the Company purchased goods and services from subsidiaries of Flex Ltd. of $2 million, $6 million and $38 million, respectively.
Specific Arrangements Among the Predecessor Company, Silver Lake Partners and TPG Capital and their Affiliates
In connection with the Plan of Reorganization, all agreements between the Predecessor Company and Silver Lake Partners, TPG Capital and their affiliates (collectively, the "Predecessor Sponsors") were terminated on the Emergence Date, including the stockholders' agreement, registration rights agreement and management services agreement. In addition, all Predecessor

Company equity held by the Predecessor Sponsors was cancelled. Predecessor Sponsor fees paid were less than $1 million for the period from October 1, 2017 through December 15, 2017 (Predecessor).
20. Commitments and Contingencies
Legal Proceedings
General
The Company records accruals for legal contingencies to the extent that it has concluded it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made at this time regarding the matters specifically described below because the inherently unpredictable nature of legal proceedings may be exacerbated by various factors, including: (i) the damages sought in the proceedings are unsubstantiated or indeterminate; (ii) discovery is not complete; (iii) the proceeding is in its early stages; (iv) the matters present legal uncertainties; (v) there are significant facts in dispute; (vi) there are a large number of parties (including where it is uncertain how liability, if any, will be shared among multiple defendants); or (vii) there is a wide range of potential outcomes.
In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations and proceedings, including, but not limited to, those identified below, relating to intellectual property, commercial, employment, environmental and regulatory matters.
The Company believes that it has meritorious defenses in connection with its current lawsuits and material claims and disputes, and intends to vigorously contest each of them.
Based on the Company's experience, management believes that the damages amounts claimed in a case are not a meaningful indicator of the potential liability. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of cases.
Other than as described below, in the opinion of the Company's management based upon information currently available to the Company, while the outcome of these lawsuits, claims and disputes is uncertain, the likely results of these lawsuits, claims and disputes are not expected, either individually or in the aggregate, to have a material adverse effect on the Company's financial position, results of operations or cash flows, although the effect could be material to the Company's consolidated results of operations or consolidated cash flows for any interim reporting period.
During the period December 16, 2017 through December 31, 2017 (Successor), October 1, 2017 through December 15, 2017 (Predecessor) and the three months ended December 31, 2016 (Predecessor), costs incurred in connection with certain legal matters was $0 million, $37 million and $0 million, respectively.
Antitrust Litigation
In 2006, the Company instituted an action in the U.S. District Court, District of New Jersey, against defendants Telecom Labs, Inc., TeamTLI.com Corp. and Continuant Technologies, Inc. (“TLI/Continuant”) and subsequently amended its complaint to include certain individual officers of these companies as defendants. Defendants purportedly provide maintenance services to customers who have purchased or leased the Company's communications equipment. The Company asserted in its amended complaint that, among other things, defendants, or each of them, engaged in tortious conduct by improperly accessing and utilizing the Company's proprietary software, including passwords, logins and maintenance service permissions, to perform certain maintenance services on the Company's customers' equipment. TLI/Continuant filed counterclaims against the Company alleging that the Company has violated the Sherman Act's prohibitions against anticompetitive conduct through the manner in which the Company sells its products and services. TLI/Continuant sought to recover the profits they claim they would have earned from maintaining Avaya's products, and asked for injunctive relief prohibiting the conduct they claim is anticompetitive.
The trial commenced on September 9, 2013. On January 7, 2014, the Court issued an order dismissing the Company's affirmative claims. With respect to TLI/Continuant’s counterclaims, on March 27, 2014, a jury found against the Company on two of eight claims and awarded damages of $20 million. Under the federal antitrust laws, the jury’s award is subject to automatic trebling, or $60 million.
Following the jury verdict, TLI/Continuant sought an injunction regarding the Company’s ongoing business operations. On June 30, 2014, a federal judge rejected the demands of TLI/Continuant’s proposed injunction and stated that “only a narrow injunction is appropriate.” Instead, the judge issued an order relating to customers who purchased an Avaya PBX system between January 1, 1990 and April 30, 2008 only. Those customers and their agents will have free access to the on demand maintenance commands that were installed on their systems at the time of the purchase transaction. The court specified that this right “does not extend to access on a system purchased after April 30, 2008.” Consequently, the injunction affected only systems sold prior to April 30, 2008. The judge denied all other requests TLI/Continuant made in its injunction filing. The Company complied with the injunction although it has now been vacated by the September 30, 2016 decision discussed below.
The Company and TLI/Continuant filed post-trial motions seeking to overturn the jury’s verdict, which motions were denied. In September 2014, the Court entered judgment in the amount of $63 million, which included the jury's award of $20 million, subject to automatic trebling, or $60 million, plus prejudgment interest in the amount of $3 million. On October 10, 2014, the Company filed a Notice of Appeal, and on October 23, 2014, TLI/Continuant filed a Notice of Conditional Cross-Appeal. On October 23, 2014, the Company filed its supersedeas bond with the Court in the amount of $63 million. The Company secured posting of the bond through the issuance of a letter of credit under its then existing credit facilities.
On November 10, 2014, TLI/Continuant made an application for attorney's fees, expenses and costs, which the Company contested. TLI/Continuant’s application for attorneys’ fees, expenses and costs was approximately $71 million and represented activity through February 28, 2015. On February 22, 2016, the Company posted a bond in the amount of $8 million in connection with TLC/Continuant's attorneys' fees application.
In September 2016, a Special Master appointed by the trial court to assist in evaluating TLI/Continuant's application rendered a Recommendation, finding that TLI/Continuant should receive approximately $61 million in attorneys' fees, expenses and costs. Subsequently, the parties submitted letters to the Special Master seeking an Amended Recommendation. However, in light of the Third Circuit's favorable opinion, outlined below, the trial court proceedings relating to TLI/Continuant's application have not proceeded. TLI/Continuant is no longer entitled to attorneys' fees, expenses and costs, because it no longer is a prevailing party, subject to further proceedings on appeal or retrial.
On September 30, 2016, the Third Circuit issued a favorable ruling for the Company, which included: (1) reversing the mid-trial decision to dismiss four of the Company’s affirmative claims and reinstated them; (2) vacating the jury verdict on the two claims decided in TLI/Continuant’s favor; (3) entering judgment in the Company’s favor on a portion of TLI/Continuant’s claim relating to attempted monopolization; (4) dismissing TLI/Continuant’s PDS patches claim as a matter of law; (5) vacating the damages award to TLI/Continuant; (6) vacating the award of prejudgment interest to TLI/Continuant; and (7) vacating the injunction. On October 28, 2016, TLI/Continuant sought panel rehearing or rehearing en banc review of the opinion, which was denied on November 16, 2016. On November 22, 2016, TLI/Continuant filed a Motion for Stay of Mandate, which was denied. On December 5, 2016, the Third Circuit issued a certified judgment in lieu of a formal mandate, returning jurisdiction to the trial court.
As a result of the Third Circuit’s opinion, on November 23, 2016, the Company filed a Notice of Motion to Release the Supersedeas Bonds, which the court granted on December 23, 2016. On December 12, 2016, the Court issued an Order Upon Mandate and For Status Conference, which i) vacated the Court’s January 7, 2014 order dismissing Avaya’s claims against TLI/Continuant and the order of judgment entered on September 17, 2014 and ii) scheduled a status conference for January 6, 2017 to discuss the Joint Plan for Retrial. On January 13, 2017, the Court entered an Order staying the matter pending mediation. On January 20, 2017, the Company filed a Notice of Suggestion on Pendency of Bankruptcy For Avaya Inc., et. al. and Automatic Stay of Proceedings. TLI/Continuant filed a proof of claim in the Bankruptcy Court. On November 30, 2017, the Company filed a motion in the Bankruptcy Court seeking to estimate TLI/Continuant’s claim.
A loss reserve has been provided for this matter. The Company continues to believe that TLI/Continuant’s claims are without merit and unsupported by the facts and law, and the Company continues to defend this matter. At this time an outcome cannot be predicted and, as a result, the Company cannot be assured that this case will not have a material adverse effect on the manner in which it does business, its financial position, results of operations, or cash flows.
Patent Infringement
In July 2016, BlackBerry Limited (“BlackBerry”) filed a complaint for patent infringement against the Company in the Northern District of Texas, alleging infringement of multiple patents with respect to a variety of technologies including user interface design, encoding/decoding and call routing. In September 2016, the Company filed a motion to dismiss these claims and in October 2016, the Company also filed a motion to transfer this matter to the Northern District of California. In January 2017, the Company filed a notice of Suggestion of Pendency of Bankruptcy, which initially stayed the proceedings. The stay was partially lifted to allow the court in Texas to rule on the two pending motions. The Company’s motion to transfer the case from Texas to California has been denied. The Company’s motion to dismiss BlackBerry’s indirect infringement and willfulness claims was granted, although BlackBerry was provided an opportunity to file an Amended Complaint to cure the deficiencies, which it did on October 19, 2017. BlackBerry filed a proof of claim in the Bankruptcy Court. On February 20, 2018, the Company and BlackBerry entered into a settlement agreement resolving this dispute, and the Company shortly expects the Court in the Northern District of Texas to enter an order dismissing the lawsuit, with prejudice. A loss reserve has been established for this matter. The Company considers this matter closed, except for distribution of the pre-petition allowed claim in accordance with the general unsecured claims procedure pursuant to the Company's Plan of Reorganization.

In September 2011, Network-1 Security Solutions, Inc. (“Network-1”) filed a complaint for patent infringement against the Company and other corporations in the Eastern District of Texas (Tyler Division), alleging infringement of its patent with respect to power over Ethernet technology. Network-1 seeks to recover for alleged reasonable royalties, enhanced damages and attorneys’ fees. In January 2017, the Company filed a Notice of Suggestion of Pendency of Bankruptcy, which informed the Court of the Company’s voluntary bankruptcy petition filing and stay of proceedings. On October 16, 2017, the Bankruptcy Court entered an order approving a settlement agreement with Network-1 and on November 7, 2017 the Tyler Division district court entered an order dismissing the lawsuit, with prejudice. The Company considers this matter closed, except for distribution of the pre-petition allowed claim in accordance with the general unsecured claims procedure in the Company's Plan of Reorganization.
Intellectual Property and Commercial Disputes
In January 2010, SAE Power Incorporated and SAE Power Company (“SAE”) filed a complaint in the New Jersey Superior Court asserting various claims including breach of contract, unjust enrichment, promissory estoppel, and breach of the covenant of good faith and fair dealing arising out of Avaya’s relationship with SAE as a supplier of various power supply products. SAE has since asserted additional claims against Avaya for fraud, negligent misrepresentation, misappropriation of trade secrets, and civil conspiracy. SAE seeks to recover for alleged losses stemming from Avaya’s termination of its power supply purchases from SAE, including for Avaya’s alleged disclosure of SAE’s alleged trade secret and/or confidential information to another power supply vendor. On July 19, 2016, the Court entered an order granting Avaya’s motion for partial summary judgment, dismissing certain of SAE’s claims regarding the alleged disclosure of trade secrets. In January 2017, the Company filed a Notice of Suggestion of Pendency of Bankruptcy, which informed the Court of the Company’s voluntary bankruptcy petition filing and stay of proceedings. SAE filed a proof of claim in the Bankruptcy Court. On September 28, 2017, the Company filed a motion in the Bankruptcy Court seeking to estimate SAE’s claim, and the estimation hearing took place on February 15, 2018. The Bankruptcy Court has not yet decided the estimation motion. A loss reserve has been established for this matter. At this time an outcome cannot be predicted and, as a result, the Company cannot be assured that this case will not have a material adverse effect on the manner in which it does business, its financial position, results of operations or cash flows.
In the ordinary course of business, the Company is involved in litigation alleging it has infringed upon third parties’ intellectual property rights, including patents and copyrights; some litigation may involve claims for infringement against customers, distributors and resellers by third parties relating to the use of Avaya’s products, as to which the Company may provide indemnifications of varying scope to certain parties. The Company is also involved in litigation pertaining to general commercial disputes with customers, suppliers, vendors and other third parties including royalty disputes. Much of the pending litigation against the Debtors has been stayed as result of the Chapter 11 filing and will be subject to resolution in accordance with the Bankruptcy Code and the orders of the Bankruptcy Court. Based on discussions with parties that have filed claims against the Debtors, the Company provided loss provisions for certain matters. However, these matters are on-going and the outcomes are subject to inherent uncertainties. As a result, the Company cannot be assured that any such matter will not have a material adverse effect on its financial position, results of operations or cash flows.
Product Warranties
The Company recognizes a liability for the estimated costs that may be incurred to remedy certain deficiencies of quality or performance of the Company’s products. These product warranties extend over a specified period of time generally ranging up to two years from the date of sale depending upon the product subject to the warranty. The Company accrues a provision for estimated future warranty costs based upon the historical relationship of warranty claims to sales. The Company periodically reviews the adequacy of its product warranties and adjusts, if necessary, the warranty percentage and accrued warranty reserve, which is included in other current and non-current liabilities in the Condensed Consolidated Balance Sheets, for actual experience.

(In millions)
Accrued warranty obligations as of September 30, 2017 (Predecessor)	$2
Reductions for payments and costs to satisfy claims	(1)
Accruals for warranties issued during the period	1
Accrued warranty obligations as of December 15, 2017 (Predecessor)	$2

Reductions for payments and costs to satisfy claims	$(1)
Accruals for warranties issued during the period	1
Accrued warranty obligations as of December 31, 2017 (Successor)	$2
Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements
Letters of Credit and Guarantees
The Company provides guarantees, letters of credit and surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company's performance in accordance with contractual or legal obligations. As of December 31, 2017 (Successor), the maximum potential payment obligation with regards to letters of credit, guarantees and surety bonds was $61 million. The outstanding letters of credit are collateralized by restricted cash of $4 million included in other assets on the Condensed Consolidated Balance Sheets as of December 31, 2017 (Successor).
Purchase Commitments and Termination Fees
The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and to help assure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that allow them to produce and procure inventory based upon forecasted requirements provided by the Company. If the Company does not meet these specified purchase commitments, it could be required to purchase the inventory, or in the case of certain agreements, pay an early termination fee. Historically, the Company has not been required to pay a charge for not meeting its designated purchase commitments with these suppliers, but has been obligated to purchase certain excess inventory levels from its outsourced manufacturers due to actual sales of product varying from forecast and due to transition of manufacturing from one vendor to another.
The Company’s outsourcing agreements with its most significant contract manufacturers automatically renew in July and September for successive periods of twelve months each, subject to specific termination rights for the Company and the contract manufacturers. All manufacturing of the Company’s products is performed in accordance with either detailed requirements or specifications and product designs furnished by the Company, and is subject to rigorous quality control standards.
Long-Term Incentive Cash Bonus Plan
The Predecessor Company had established a long-term incentive cash bonus plan (“LTIP”). Under the LTIP, the Predecessor Company would pay cash awards and recognize compensation expense to certain key employees upon specific triggering events. As of the Emergence Date, no triggering event had occurred, therefore no cash awards were paid and no compensation expense recognized. Upon emergence from bankruptcy, all awards to persons deemed "insiders" for purposes of Chapter 11 proceedings were cancelled.
Credit Facility Indemnification
In connection with the Successor Company's obligations under its post-emergence credit facilities, the Company has agreed to indemnify the third-party lending institutions for costs incurred by the institutions related to non-compliance with environmental law and other liabilities that may arise with respect to the execution, delivery, enforcement, performance and administration of the financing documentation. As of December 31, 2017 (Successor), no amounts were paid or accrued pursuant to this indemnity.
Transactions with Nokia
Pursuant to the Contribution and Distribution Agreement effective October 1, 2000, Lucent Technologies, Inc. (now Nokia) contributed to the Company substantially all of the assets, liabilities and operations associated with its enterprise networking businesses (the “Company’s Businesses”) and distributed the Company’s stock pro-rata to the shareholders of Lucent (“distribution”). The Contribution and Distribution Agreement, among other things, provides that, in general, the Company will indemnify Nokia for all liabilities including certain pre-distribution tax obligations of Nokia relating to the Company’s Businesses and all contingent liabilities primarily relating to the Company’s Businesses or otherwise assigned to the Company. In addition, the Contribution and Distribution Agreement provides that certain contingent liabilities not allocated to one of the parties will be shared by Nokia and the Company in prescribed percentages. The Contribution and Distribution Agreement also provides that each party will share specified portions of contingent liabilities based upon agreed percentages related to the business of the other party that exceed $50 million. The Company is unable to determine the maximum potential amount of other future payments, if any, that it could be required to make under this agreement.
In addition, in connection with the distribution, the Company and Lucent entered into a Tax Sharing Agreement that governs Nokia’s and the Company’s respective rights, responsibilities and obligations after the distribution with respect to taxes for the periods ending on or before the distribution. Generally, pre-distribution taxes or benefits that are clearly attributable to the business of one party will be borne solely by that party and other pre-distribution taxes or benefits will be shared by the parties based on a formula set forth in the Tax Sharing Agreement. The Company may be subject to additional taxes or benefits pursuant to the Tax Sharing Agreement related to future settlements of audits by state and local and foreign taxing authorities for the periods prior to the Company’s separation from Nokia.

21.	Condensed Financial Information of Parent Company
Avaya Holdings has no material assets or stand-alone operations other than its ownership in Avaya Inc. and its subsidiaries.
These condensed financial statements have been presented on a "Parent Company only" basis. Under a Parent Company only presentation, the Company's investments in its consolidated subsidiaries are presented using the equity method of accounting. These Parent Company only condensed financial statements should be read in conjunction with the Company's Condensed Consolidated Financial Statements.
The following present:
(1) the Successor Company, Parent Company only, statements of financial position as of December 31, 2017, and the statements of operations, comprehensive income (loss) and cash flows for the period from December 16, 2017 through December 31, 2017, and;
(2) the Predecessor Company, Parent Company only, statements of financial position as of September 30, 2017, and the statements of operations, comprehensive income (loss) and cash flows for the period from October 1, 2017 through December 15, 2017 and for the three months ended December 31, 2016.
Avaya Holdings Corp.
Parent Company Only
Condensed Balance Sheets (unaudited)
(In millions)

	Successor	Predecessor
	December 31, 2017	September 30, 2017
ASSETS
Investment in Avaya Inc.	$1,867	$—
TOTAL ASSETS	$1,867	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Deficit in excess of investment in Avaya Inc.	$—	$4,429
TOTAL LIABILITIES	—	4,429
Commitments and contingencies
Predecessor equity awards on redeemable shares	—	7
Preferred stock, Series B	—	393
Preferred stock, Series A	—	184
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,867	(5,013)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,867	$—

Avaya Holdings Corp.
Parent Company Only
Condensed Statements of Operations (unaudited)
(In millions, except per share amounts)

	Successor	Predecessor
	Period from December 16, 2017 through December 31, 2017	Period from October 1, 2017 through December 15, 2017	Three months ended December 31, 2016
Equity in net income (loss) of Avaya Inc.	$237	$2,977	$(103)
NET INCOME (LOSS)	$237	$2,977	$(103)
NET INCOME (LOSS) PER SHARE AVAILABLE TO COMMON STOCKHOLDERS
Basic	$2.16	$5.19	$(0.22)
Diluted	$2.15	$5.19	$(0.22)
Weighted average shares outstanding
Basic	109.8	497.3	497.0
Diluted	110.3	497.3	497.0
Avaya Holdings Corp.
Parent Company Only
Condensed Statements of Comprehensive Income (Loss) (unaudited)
(In millions)

	Successor	Predecessor
	Period from December 16, 2017 through December 31, 2017	Period from October 1, 2017 through December 15, 2017	Three months ended December 31, 2016
Net income (loss)	$237	$2,977	$(103)
Equity in other comprehensive (loss) income of Avaya Inc.	(13)	658	37
Elimination of Predecessor Company accumulated other comprehensive loss	—	790	—
Comprehensive income (loss)	$224	$4,425	$(66)
Avaya Holdings Corp.
Parent Company Only
Condensed Statements of Cash Flows (unaudited)
(In millions)

	Successor	Predecessor
	Period from December 16, 2017 through December 31, 2017	Period from October 1, 2017 through December 15, 2017	Three Months Ended December 31, 2016
Net income (loss)	$237	$2,977	$(103)
Adjustments to reconcile net loss to net cash used for operating activities:
Equity in net income (loss) of Avaya Inc.	(237)	(2,977)	103
Net cash provided by (used for) operating activities	—	—	—
Net cash provided by (used for) investing activities	—	—	—
Net cash provided by (used for) financing activities	—	—	—
Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—

22.	Subsequent Events
On January 29, 2018, the Company entered into a definitive agreement to acquire Intellisist, Inc., doing business as Spoken Communications, a Contact Center as a Service (CCaaS) solutions company. The acquisition is expected to close within the next two months and be funded by cash on hand, however the ultimate purchase price and certain other terms are subject to further negotiation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “the Company,” “Avaya” and similar terms refer to Avaya Holdings Corp. and its consolidated subsidiaries. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2017, which were included in our Registration Statement on Form 10 Amendment No. 3 filed with the SEC on January 10, 2018.
Our accompanying unaudited interim Condensed Consolidated Financial Statements as of December 31, 2017 and for the period from December 16, 2017 through December 31, 2017 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor) and the three months ended December 31, 2016 (Predecessor) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial statements. In our opinion, the unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, as well as fresh start and reorganization adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated.
The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Cautionary Note Regarding Forward-Looking Statements” at the end of this discussion.
Overview
Avaya is a global leader in digital communications software, services and devices for businesses of all sizes. Our open, intelligent and customizable solutions for contact centers and unified communications offer the flexibility of Cloud, on-premises and hybrid deployments. Avaya shapes intelligent connections and creates seamless communication experiences for our customers, and their customers. Our professional planning, support and management services teams help optimize solutions, for highly reliable and efficient deployments. Our solutions fall under two operating segments:
Global Communication Solutions ("GCS") encompasses our real-time collaboration solutions for unified communications and contact center offerings to drive exceptional customer experiences. We take a cloud-first approach with a fully open architecture that supports flexibility, reliability, security and scaling so customers can move to the cloud in a way that best meets their specific needs. Avaya omnichannel contact center solutions that enable customers to build a customized portfolio of applications to drive stronger customer engagement and promote higher customer lifetime value. Our highly reliable, scalable communications-centric solutions include voice, e-mail, chat, social media, video, performance management and ease of third-party integration that can improve customer service and help companies compete more effectively.
Our unified communications solutions help companies increase employee productivity, improve customer service and reduce costs by integrating multiple forms of communications, including telephony, e-mail, instant messaging and video. Avaya embeds communications directly into the applications, browsers and devices employees use every day to create a single, powerful gateway for voice, video, messaging, conferencing and collaboration. We free people from their desktop and give them a more natural and efficient way to connect, communicate and share when, where and how they want.
This operating segment also includes an open, extensible development platform, so that our customers and third parties can easily adapt our technology by creating custom applications and automated workflows for their unique needs, integrating Avaya’s capabilities into their existing infrastructure and business applications.
Avaya Global Services ("AGS") includes professional and support services designed to help our customers maximize the benefits of our solutions. Our global, experienced professional services team helps maximize customer investments in collaborative communications, with services from initial planning and design, to seamless implementation, to integration and ongoing optimization. We help customers use communications to help minimize risk, enable people, and deliver a differentiated customer experience.
Avaya also offers every level of support for communications solutions, with award-winning services for implementation, deployment, training, monitoring, troubleshooting and optimization, and more. Our pro-active, preventative monitoring of system performance and the ability to quickly find and fix problems help keep customer communications running optimally. Remote diagnostics and resolutions help us rapidly resolve potential problems, saving time and reducing risk of an outage.

This operating segment also includes our private cloud and managed services, which enable customers to take advantage of our technology on-premises or in a private, public or hybrid (i.e., mix of on-premises, private and/or public) cloud environment, depending on solution and customer needs. The majority of our revenue in this reporting segment is recurring in nature and based on multi-year services contracts.
On July 14, 2017, the Company sold its former networking business to Extreme Networks, Inc. (“Extreme”). Prior to the sale, the networking business was a separate operating segment comprised of certain assets of the Company’s Networking segment, along with the maintenance and professional services of the networking business, which were part of the AGS segment. Networking included advanced fabric networking technology, which offered a unique end-to-end virtualized architecture network designed to be simple to deploy. This operating segment also included software and hardware products such as ethernet switches, wireless networking, access control, and unified management and orchestration solutions, which provided network and device management. Accordingly, after the sale of the networking business, our operating segments consist solely of GCS and AGS.
Factors and Trends Affecting Our Results of Operations
There are a number of trends and uncertainties affecting our business. For example, we are dependent on general economic conditions and the willingness of our customers to invest in technology. In addition, instability in the geopolitical environment of our customers, instability in the global credit markets and other disruptions put pressure on the global economy causing uncertainties. We are also affected by the impact of foreign currency exchange rates on our business. We believe these uncertainties have impacted our customers’ willingness to spend on IT and the manner in which they procure such technologies and services. This includes delays or rejection of capital projects, including the implementation of our products and services. In addition, as further explained below, we believe there is a growing market trend around cloud consumption preferences with more customers exploring operating expense models as opposed to capital expenditure (“CapEx”) models for procuring technology. We believe the market trend toward cloud models will continue as customers seek ways of reducing their fixed overhead and other costs.
We continue to evolve into a software and services business and focus our go-to-market efforts by introducing new solutions and innovations, particularly on workflow automation, multi-channel customer engagement and cloud-enabled communications applications. These include Avaya Oceana®, Avaya Oceanalytics™, Avaya Equinox®, Avaya® Enterprise Private Cloud and Zang® Cloud. We also launched a next-generation desktop device, Avaya Vantage™.
As a result of a growing market trend preferring cloud consumption, more customers are exploring subscription and pay-per-use based models, rather than CapEx models, for procuring technology. The shift to subscription and pay-per-use models enables customers to manage costs and efficiencies by paying a subscription or per minute or per message fee for business communications services rather than purchasing the underlying products and services, infrastructure and personnel, which are owned and managed by the equipment vendor or a cloud and managed services provider. We believe the market trend toward these flexible consumption models will continue as we see an increasing number of opportunities and requests for proposal based on subscription and pay-per-use models. This trend has driven an increase in the proportion of total Company revenues attributable to software and services.
In addition, we believe customers are moving away from owned and operated infrastructure, preferring cloud offerings and virtualized server defined networks, which provide us with reduced associated maintenance support opportunities. Despite the benefits of a robust indirect channel, which include expanding our sales reach, our channel partners have direct contact with our customers that may foster independent relationships between them and a loss of certain services agreements for us. We have been able to offset these impacts by focusing on utilizing partners in a sales agent relationship, whereby partners perform selling activities but the contract remains with Avaya. We are also offering higher-value services in support of our software offerings, such as professional services and cloud-managed services, which are not traditionally provided by our channel partners.
The Company has maintained its focus on profitability levels and investing in future results. As the Company continues its transformation to a software and service-led organization, it has implemented programs designed to streamline its operations, generate cost savings and eliminate overlapping processes and resources. These cost savings programs include: (1) reducing headcount, (2) eliminating real estate costs associated with unused or under-utilized facilities and (3) implementing gross margin improvement and other cost reduction initiatives. The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally and may take additional restructuring actions in the future. The costs of those actions could be material.
Emergence from Bankruptcy
On January 19, 2017 (the "Petition Date"), Avaya Holdings Corp., together with certain of its affiliates (collectively, the "Debtors"), filed voluntary petitions for relief (the "Bankruptcy Filing") under Chapter 11 of the United States Bankruptcy

Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court").
On November 28, 2017, the Bankruptcy Court entered an order confirming the Second Amended Joint Plan of Reorganization filed by the Debtors on October 24, 2017 (the "Plan of Reorganization"). On December 15, 2017 (the "Emergence Date"), the Plan of Reorganization became effective and the Debtors emerged from bankruptcy.
In accordance with the Plan of Reorganization, the following significant transactions occurred on the Emergence Date:

•	The Company paid in full amounts outstanding under the debtor-in-possession credit agreement (the "DIP Credit Agreement").

•
The Debtors' obligations under stock certificates, equity interests, and / or any other instrument or document directly or indirectly evidencing or creating any indebtedness or obligation of, or ownership interest in, the Debtors or giving rise to any claim or equity interest were cancelled, except as provided under the Plan of Reorganization;

•
The Company's certificate of incorporation was amended and restated to authorize the issuance of 605.0 million shares of stock, consisting of 55.0 million shares of preferred stock, par value $0.01 per share, and 550.0 million shares of common stock, par value $0.01 per share;

•
The Company entered into a term loan credit agreement (the "Term Loan Credit Agreement") with a principal amount of $2,925 million and a $300 million asset-based revolving credit facility (the "ABL Credit Agreement");

•
The Company issued 99.3 million shares of Successor Company common stock to the holders of the Predecessor's first lien obligations that was extinguished in the bankruptcy. In addition, these holders received $2,061 million in cash;

•
The Company issued 4.4 million shares of Successor Company common stock to the holders of the Predecessor's second lien obligations that was extinguished in the bankruptcy. In addition, these holders received warrants to purchase 5.6 million shares of Successor Company common stock at an exercise price of $25.55 per warrant (the "Warrants");

•	The Company issued 6.1 million shares of Successor Company common stock to the Pension Benefit Guaranty Corporation ("PBGC"). In addition, the PBGC received $340 million in cash; and

•
The Debtors established a liquidating trust in the amount of $58 million for the benefit of general unsecured creditors. In addition, the Company issued 0.2 million additional shares of Successor Company common stock for the benefit of its former general unsecured creditors. The general unsecured creditors will receive a total of $58 million in cash and these shares of common stock. Any excess cash and / or common stock not distributed to the general unsecured creditors will be distributed to the holders of the Predecessor first lien obligations.

Upon emergence from bankruptcy on December 15, 2017, the Company applied fresh start accounting, which resulted in a new basis of accounting and the Company becoming a new entity for financial reporting purposes. As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the consolidated financial statements after December 15, 2017 are not comparable with the consolidated financial statements on or prior to that date. Refer to Note 5, "Fresh Start Accounting," to our unaudited interim Condensed Consolidated Financial Statements for further details.
Financial Results Summary
Our financial results for the period October 1, 2017 through December 15, 2017 are referred to as those of the “Predecessor” period. Our financial results for the period December 16, 2017 through December 31, 2017 are referred to as those of the “Successor” period. Our results of operations as reported in our Condensed Consolidated Financial Statements for these periods are in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Although GAAP requires that we report on our results for the periods October 1, 2017 through December 15, 2017 and December 16, 2017 through December 31, 2017 separately, management views the Company’s operating results for the three months ended December 31, 2017 by combining the results of the Predecessor and Successor periods because such presentation provides the most meaningful comparison of our results to prior periods.
The Company cannot adequately benchmark the operating results of the 16-day period ended December 31, 2017 against any of the previous periods reported in its Condensed Consolidated Financial Statements and does not believe that reviewing the results of this period in isolation would be useful in identifying any trends in or reaching any conclusions regarding the Company’s overall operating performance. Management believes that the key performance metrics such as revenue, gross margin and operating income for the Successor period when combined with the Predecessor period from October 1, 2017 through December 15, 2017 provide more meaningful comparisons to other periods and are useful in identifying current business trends. Accordingly, in addition to presenting our results of operations as reported in our Condensed Consolidated Financial Statements in accordance with GAAP, the table below also presents the combined results for the three months ended December 31, 2017, which is considered non-GAAP.

The combined results for the three months ended December 31, 2017 represent the sum of the reported amounts for the Predecessor period from October 1, 2017 through December 15, 2017 and the Successor period from December 16, 2017 through December 31, 2017. These combined results do not comply with GAAP and have not been prepared as pro forma results under applicable regulations, but are presented because we believe they provide the most meaningful comparison of our results to prior periods. The combined operating results may not reflect the actual results we would have achieved absent our emergence from bankruptcy and may not be indicative of future results.
The following table displays our consolidated net income (loss) for the periods indicated:

	Successor	Predecessor	Non-GAAP Combined	Predecessor
(In millions)	Period from December 16, 2017 through December 31, 2017	Period from October 1, 2017 through December 15, 2017	Three Months Ended December 31, 2017	Three months ended December 31, 2016
REVENUE
Products	$71	$253	$324	$401
Services	77	351	428	474
	148	604	752	875
COSTS
Products:
Costs	33	84	117	145
Amortization of technology intangible assets	7	3	10	5
Services	30	155	185	190
	70	242	312	340
GROSS PROFIT	78	362	440	535
OPERATING EXPENSES
Selling, general and administrative	50	264	314	336
Research and development	9	38	47	62
Amortization of intangible assets	7	10	17	57
Restructuring charges, net	10	14	24	10
	76	326	402	465
OPERATING INCOME	2	36	38	70
Interest expense	(9)	(14)	(23)	(174)
Other (expense) income, net	(2)	(2)	(4)	4
Reorganization items, net	—	3,416	3,416	—
(LOSS) INCOME BEFORE INCOME TAXES	(9)	3,436	3,427	(100)
Benefit from (provision for) income taxes	246	(459)	(213)	(3)
NET INCOME (LOSS)	$237	$2,977	$3,214	$(103)
Three Months Ended December 31, 2017 combined results compared to the Three Months Ended December 31, 2016
Revenue
Revenue decreased in the first three months of fiscal 2018 primarily as the result of lower demand for products and services due to extended procurement cycles resulting from the Bankruptcy Filing, the sale of the Networking business in July 2017 and the impact of fresh start accounting following the Emergence Date. The lower demand for our unified communications, contact center and networking products has contributed, in part, to lower maintenance services revenue and private cloud and managed services revenue.

The following table displays revenue and the percentage of revenue to total sales by operating segment for the periods indicated:

					Percentage of Total Revenue
	Successor	Predecessor	Non-GAAP Combined	Predecessor	Non-GAAP Combined	Predecessor		Yr. to Yr. Percentage Change, net of Foreign Currency Impact
(In millions)	Period from December 16, 2017 through December 31, 2017	Period from October 1, 2017 through December 15, 2017	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016	Yr. to Yr. Percentage Change
GCS	$71	$253	$324	$343	43%	39%	(6)%	(7)%
Networking	—	—	—	58	0%	7%	(100)%	(100)%
Total ECS product revenue	71	253	324	401	43%	46%	(19)%	(20)%
AGS	77	351	428	474	57%	54%	(10)%	(11)%
Total revenue	$148	$604	$752	$875	100%	100%	(14)%	(15)%
Our revenue for the three months ended December 31, 2017 was $752 million compared to $875 million for the three months ended December 31, 2016.
GCS revenue for the three months ended December 31, 2017 was $324 million compared to $343 million for the three months ended December 31, 2016. The decrease in GCS revenue was primarily attributable to uncertainties, procurement slowdowns and extended procurement cycles resulting from the Bankruptcy Filing. As a result, there was a lower demand for endpoints, gateways, legacy Nortel and Tenovis products, SME Telephony products and servers. The decrease in GCS revenue was also due to the impact of fresh start accounting on the balance of deferred revenue upon emergence from bankruptcy and subsequently the recognition of revenue in the Successor period.
Networking revenue for the three months ended December 31, 2016 was $58 million. The Networking business was sold to Extreme in July 2017.
AGS revenue for the three months ended December 31, 2017 was $428 million compared to $474 million for the three months ended December 31, 2016. The decrease in AGS revenue was primarily due to lower maintenance services revenue as a result of the lower product sales discussed above and lower professional services revenue. The decrease in AGS revenue was also due to the impact of fresh start accounting on the balance of deferred revenue upon emergence from bankruptcy and subsequently the recognition of related revenue in the Successor period.
The following table displays revenue and the percentage of revenue to total sales by location for the periods indicated:

					Percentage of Total Revenue
	Successor	Predecessor	Non-GAAP Combined	Predecessor	Non-GAAP Combined	Predecessor		Yr. to Yr. Percentage Change, net of Foreign Currency Impact
(In millions)	Period from December 16, 2017 through December 31, 2017	Period from October 1, 2017 through December 15, 2017	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016	Three Months Ended December 31, 2017	Three months ended December 31, 2016	Yr. to Yr. Percentage Change
U.S.	$71	$331	$402	$466	53%	53%	(14)%	(14)%
International:
EMEA	42	166	208	234	28%	27%	(11)%	(15)%
APAC - Asia Pacific	19	57	76	90	10%	10%	(16)%	(17)%
Americas International - Canada and Latin America	16	50	66	85	9%	10%	(22)%	(25)%
Total International	77	273	350	409	47%	47%	(14)%	(17)%
Total revenue	$148	$604	$752	$875	100%	100%	(14)%	(15)%
Revenue in the U.S. for the three months ended December 31, 2017 was $402 million compared to $466 million for the three months ended December 31, 2016. The decrease in U.S. revenue was primarily attributable to the impact of fresh start accounting on the balance of deferred revenue upon emergence from bankruptcy and subsequently the recognition of related revenue in the Successor period, a decrease in global support services and lower sales of unified communications products including endpoints, SME Telephony, and gateways, as well as the impact of the sale of the Networking business in July 2017.

Revenue in EMEA (Europe, Middle East, Africa) for the three months ended December 31, 2017 was $208 million compared to $234 million for the three months ended December 31, 2016. The decrease in EMEA revenue was primarily attributable to the impact of the sale of the Networking business in July 2017, partially offset by the favorable impact of foreign currency. Revenue in APAC for the three months ended December 31, 2017 was $76 million compared to $90 million for the three months ended December 31, 2016. The decrease in APAC revenue was primarily attributable to the impact of the sale of the Networking business in July 2017 and lower revenue associated with professional and support services. Revenue in Americas International for the three months ended December 31, 2017 was $66 million compared to $85 million for the three months ended December 31, 2016. The decrease in Americas International revenue was primarily attributable to the sale of the Networking business in July 2017 and lower sales of unified communications products including endpoints, SME Telephony, and gateways.
We sell our products directly to end users and through an indirect sales channel. The following table sets forth a comparison of revenue from sales of products by channel and the percentage of product revenue from sales of products by channel for the periods indicated:

					Percentage of Total Revenue
	Successor	Predecessor	Non-GAAP Combined	Predecessor	Non-GAAP Combined	Predecessor		Yr. to Yr. Percentage Change, net of Foreign Currency Impact
(In millions)	Period from December 16, 2017 through December 31, 2017	Period from October 1, 2017 through December 15, 2017	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016	Three Months Ended December 31, 2017	Three months ended December 31, 2016	Yr. to Yr. Percentage Change
Direct	$17	$80	$97	$99	30%	25%	(2)%	(5)%
Indirect	54	173	227	302	70%	75%	(25)%	(25)%
Total ECS product revenue	$71	$253	$324	$401	100%	100%	(19)%	(20)%
Gross Profit
The following table sets forth gross profit and gross margin by operating segment for the periods indicated:

					Gross Margin
	Successor	Predecessor	Non-GAAP Combined	Predecessor	Non-GAAP Combined	Predecessor	Change
(In millions)	Period from December 16, 2017 through December 31, 2017	Period from October 1, 2017 through December 15, 2017	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016	Three Months Ended December 31, 2017	Three months ended December 31, 2016	Amount	Percent
GCS	$41	$169	$210	$231	64.8%	67.3%	$(21)	(9.1)%
Networking	—	—	—	25	—	43.1%	(25)	(100.0)%
ECS	41	169	210	256	64.8%	63.8%	(46)	(18.0)%
AGS	50	196	246	284	57.5%	59.9%	(38)	(13.4)%
Unallocated amounts	(13)	(3)	(16)	(5)	(1)	(1)	(11)	(1)
Total	$78	$362	$440	$535	58.5%	61.1%	$(95)	(17.8)%
(1)Not meaningful
Gross profit for the three months ended December 31, 2017 was $440 million compared to $535 million for the three months ended December 31, 2016. The decrease was attributable to the impact of the sale of the Networking business in July 2017, the decrease in sales of global support services, the impact of applying fresh start accounting upon emergence from bankruptcy and lower sales of unified communications products including endpoints, SME Telephony, and gateways.
GCS gross profit for the three months ended December 31, 2017 was $210 million compared to $231 million for the three months ended December 31, 2016. The decrease was attributable to the lower sales of unified communications products including endpoints, SME Telephony, and gateways, as well as the impact of applying fresh start accounting upon emergence from bankruptcy.
Networking gross profit for the three months ended December 31, 2016 was $25 million. The Networking business was sold to Extreme in July 2017.
AGS gross profit for the three months ended December 31, 2017 was $246 million compared to $284 million for the three months ended December 31, 2016. The decrease in AGS gross profit was due to a decrease in sales of global support services and the impact of applying fresh start accounting upon emergence from bankruptcy.

Unallocated amounts for the three months ended December 31, 2017 and 2016 included the effect of the amortization of technology intangibles and costs that are not core to the measurement of segment performance, but rather are controlled at the corporate level.
Operating Expenses
The following table sets forth operating expenses and the percentage of operating expenses to total revenue for the periods indicated:

					Percentage of Revenue
	Successor	Predecessor	Non-GAAP Combined	Predecessor	Non-GAAP Combined	Predecessor	Change
(In millions)	Period from December 16, 2017 through December 31, 2017	Period from October 1, 2017 through December 15, 2017	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016	Three Months Ended December 31, 2017	Three months ended December 31, 2016	Amount	Percent
Selling, general and administrative	$50	$264	$314	$336	41.7%	38.4%	$(22)	(7)%
Research and development	9	38	47	62	6.3%	7.1%	(15)	(24)%
Amortization of intangible assets	7	10	17	57	2.3%	6.5%	(40)	(70)%
Restructuring charges, net	10	14	24	10	3.2%	1.1%	14	140%
Total operating expenses	$76	$326	$402	$465	53.5%	53.1%	$(63)	(14)%
SG&A expenses for the three months ended December 31, 2017 was $314 million compared to $336 million for the three months ended December 31, 2016. The decrease was primarily attributable to advisory fees incurred in the prior year period to assist in the assessment of strategic and financial alternatives to improve the Company’s capital structure and results from the Networking business, that was sold to Extreme in July 2017, as well as an unfavorable impact of foreign currency.
R&D expenses for the three months ended December 31, 2017 was $47 million compared to $62 million for the three months ended December 31, 2016. The decrease was primarily attributable to the results from the Networking business incurred in the prior year period as that business was sold to Extreme in July 2017.
Amortization of acquired intangible assets for the three months ended December 31, 2017 was $17 million compared to $57 million for the three months ended December 31, 2016. The decrease was primarily attributable to certain customer relationships and other intangible assets that were fully amortized during the Predecessor period. The carrying value of intangible assets was adjusted upon the application of fresh start accounting. See Note 6, “Goodwill and Intangible Assets - Intangible Assets” to our unaudited interim Condensed Consolidated Financial Statements for further details, including potential future amortization expense related to intangible assets.
Restructuring charges, net, for the three months ended December 31, 2017 was $24 million compared to $10 million for the three months ended December 31, 2016. Restructuring charges recorded during the three months ended December 31, 2017 included employee separation costs of $13 million primarily associated with employee severance actions in the U.S. and EMEA and lease obligations of $11 million primarily in the U.S. and EMEA. The increase was primarily related to charges for employee separation costs and payments made under lease termination agreements associated with vacated facilities, particularly in EMEA and the U.S. Restructuring charges recorded during the three months ended December 31, 2016 included employee separation costs of $8 million primarily associated with employee severance actions in the U.S. and EMEA and lease obligations of $2 million primarily in EMEA.
Operating Income
Operating income for the three months ended December 31, 2017 was $38 million compared to $70 million for the three months ended December 31, 2016. Our operating results for the three months ended December 31, 2017 as compared to the three months ended December 31, 2016 reflect, among other things:

•	the impact of applying fresh start accounting upon emergence from bankruptcy on December 15, 2017;

•
during the three months ended December 31, 2016, the Company recognized $49 million in advisory fees incurred to assist in the assessment of strategic and financial alternatives to improve the Company’s capital structure;

•	operating results from the Networking business for the three months ended December 31, 2016;

•
higher restructuring charges for the three months ended December 31, 2017 primarily related to employee separation charges and lease termination agreements associated with vacated facilities particularly in Europe and the U.S.;

•	a favorable impact of foreign currency on our operating results; and

•
Operating income includes depreciation and amortization of $53 million and non-cash share-based compensation of $1 million for the three months ended December 31, 2017 compared to depreciation and amortization of $90 million and non-cash share-based compensation of $2 million for the three months ended December 31, 2016.

Interest Expense
Interest expense for the three months ended December 31, 2017 was $23 million as compared to $174 million for the three months ended December 31, 2016. The three months ended December 31, 2016 included non-cash interest expense of $61 million related to the accelerated amortization of debt issuance costs and accretion of debt discount. Our Bankruptcy Filing, which constituted an event of default under our Predecessor first lien obligations and Predecessor second lien obligations, accelerated the Company's payment obligations under those instruments. Consequently, all debt outstanding under our Predecessor first lien obligations and Predecessor second lien obligations were classified as liabilities subject to compromise and related unamortized deferred financing costs and debt discounts in the amount of $61 million were expensed during the three months ended December 31, 2016. Effective January 19, 2017, the Company ceased recording interest expense on outstanding pre-petition debt classified as liabilities subject to compromise. Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise. For the period from October 1, 2017 through December 15, 2017, contractual interest expense of $94 million has not been recorded, as it was not expected to be an allowed claim under the Bankruptcy Filing. Cash interest expense for the three months ended December 31, 2017 and 2016 was $23 million and $113 million, respectively, a decrease of $90 million.
Other (Expense) Income, Net
Other (expense) income, net for the three months ended December 31, 2017 was $(4) million as compared to $4 million for the three months ended December 31, 2016. Other expense, net for the three months ended December 31, 2017 includes other pension and post-retirement benefit costs of $7 million and a change in fair value of the Warrant liability of $5 million, partially offset by income from the Extreme Transition Services Agreement of $3 million, interest income of $2 million and foreign currency gains of $2 million. Other income, net for the three months ended December 31, 2016 includes net foreign currency gains of $11 million partially offset by other pension and post-retirement benefit costs of $6 million.
Beginning in fiscal 2018, the Company adopted ASU No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost." This amendment requires that the service cost component be disaggregated from the other components of net benefit costs on the income statement. The service cost component is reported in the same line items as other compensation costs and the other components of net benefit costs are reported in Other (expense) income, net in the Company's Condensed Consolidated Financial Statements. Changes to the Company's Condensed Financial Statements have been applied retrospectively. As a result, the Company reclassified $6 million of other pension and post-retirement benefit costs to Other (expense) income, net for the three months ended December 31, 2016. For the three months ended December 31, 2017, the Company recorded $7 million of other pension and post-retirement benefit costs in Other (expense) income, net. See Note 3, "Recent Accounting Pronouncements - Recently Adopted Accounting Pronouncements," to our unaudited interim Condensed Consolidated Financial Statements for further details.
Reorganization Items, Net
Reorganization items, net for the three months ended December 31, 2017 was $3,416 million. Reorganization items, net consists of the net gain from the consummation of the Plan of Reorganization and the related settlement of liabilities. Reorganization items, net also represent amounts incurred subsequent to the Bankruptcy Filing as a direct result of the Bankruptcy Filing and is comprised of professional service fees, DIP Credit Agreement financing costs and contract rejection fees.
Provision for Income Taxes
The provision for income taxes was $213 million for the three months ended December 31, 2017 compared with a provision for income taxes of $3 million for the three months ended December 31, 2016.
For the Successor period ended December 31, 2017, the difference between the Company’s recorded provision and the benefit that would result from applying the new U.S. statutory rate of 24.5%, is primarily attributable to: (1) income and losses taxed at different foreign tax rates, (2) losses generated within certain foreign jurisdictions for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) non-U.S. withholding taxes on foreign earnings, (4) current period changes to unrecognized tax positions, (5) U.S. state and local income taxes, and (6) the impact of the Tax Cuts and Jobs  Act.
For the Predecessor period ended December 15, 2017, the difference between the Company’s recorded provision and the provision that would result from applying the U.S. statutory rate of 35% is primarily attributable to: (1) income and losses taxed at different foreign tax rates, (2) losses generated within certain foreign jurisdictions for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) non-U.S. withholding taxes on foreign earnings, (4) current period changes to unrecognized tax positions, (5) U.S. state and local income taxes, and (6) the impact of reorganization and fresh start adjustments.
The Company’s effective income tax rate for fiscal 2016 differs from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss, (2) changes in the valuation allowance established against the Company’s deferred tax assets, and (3) tax positions taken during the current period offset by reductions for unrecognized tax benefits resulting from the lapse of statute of limitations.
Net Income (Loss)
Net income was $3,214 million for the three months ended December 31, 2017 compared to a net loss of $103 million for the three months ended December 31, 2016, primarily due to the reorganization gain of $3,416 million resulting from our emergence from bankruptcy.
Liquidity and Capital Resources
We expect our cash balances, cash generated by operations and borrowings available under our ABL Credit Agreement to be our primary sources of short-term liquidity. Based on our current level of operations, we believe these sources will be adequate to meet our liquidity needs for at least the next twelve months. Our ability to meet our cash requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. However, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facilities in an amount sufficient to enable us to repay our indebtedness, or to fund our other liquidity needs.
Sources and Uses of Cash
The following reflects the net cash payments recorded as of the Emergence Date as a result of implementing the Plan of Reorganization:

(In millions)
Sources:
Proceeds from Term Loan Credit Agreement, net of original issue discount	$2,896
Release of restricted cash	76
Total sources of cash	2,972
Uses:
Repayment of DIP Credit Agreement	(725)
Payment of DIP accrued interest	(1)
Cash paid to Predecessor first lien debt-holders	(2,061)
Cash paid to PBGC	(340)
Payment for professional fees escrow account	(56)
Funding payment for Avaya represented employee pension plan	(49)
Payment of accrued professional & administrative fees	(27)
Payments of debt issuance costs	(59)
Payment for general unsecured claims	(58)
Total uses of cash	(3,376)
Net uses of cash	$(404)

Cash Flow Activity
The following table provides the condensed statements of cash flows for the periods indicated:

	Successor	Predecessor	Non-GAAP Combined	Predecessor
(In millions)	Period from December 16, 2017 through December 31, 2017	Period from October 1, 2017 through December 15, 2017	Three months ended December 31, 2017	Three months ended December 31, 2016
Net cash provided by (used for):
Net income (loss)	$237	$2,977	3,214	$(103)
Adjustments to net income (loss) for non-cash items	(225)	(3,410)	(3,635)	141
Changes in operating assets and liabilities	54	(7)	47	(82)
Operating activities	66	(440)	(374)	(44)
Investing activities	8	8	16	(15)
Financing activities	—	(102)	(102)	(57)
Effect of exchange rate changes on cash and cash equivalents	3	(2)	1	(11)
Net increase (decrease) in cash and cash equivalents	77	(536)	(459)	(127)
Cash and cash equivalents at beginning of period	340	876	876	336
Cash and cash equivalents at end of period	$417	$340	417	$209
Operating Activities
Cash (used for) operating activities was $(374) million and $(44) million for the three months ended December 31, 2017 and 2016, respectively.
Adjustments to reconcile net income (loss) to net cash (used for) operations for the three months ended December 31, 2017 and 2016 were $(3,635) million and $141 million, respectively. The adjustments in the current period primarily consisted of the gain related to fresh start accounting of $1,671 million, a non-cash reorganization gain of $1,804 million and cash payments to the PBGC, for general unsecured creditor claims and to the APP pension trust of $340 million, $58 million and $49 million, respectively. For the three months ended December 31, 2017, other adjustments included deferred income taxes of $210 million, depreciation and amortization of $53 million, unrealized gain on foreign currency exchange of $4 million, and share-based compensation of $1 million. For the three months ended December 31, 2016, other adjustments included depreciation and amortization of $90 million, non-cash interest expense of $61 million, unrealized gain on foreign currency exchange of $8 million, share-based compensation of $2 million and deferred income taxes of $(1) million.
During the three months ended December 31, 2017, changes in our operating assets and liabilities resulted in a net increase in cash and cash equivalents of $47 million. The net increase was driven by increases in deferred revenue and the timing of payments to our vendors, partially offset by timing of collection of accounts receivable and payments associated with our business restructuring reserves established in previous periods.
During the three months ended December 31, 2016, changes in our operating assets and liabilities resulted in a net decrease in cash and cash equivalents of $(82) million. The net decreases were driven by payments associated with the timing of payments to vendors, our employee incentive programs, and business restructuring reserves. These decreases were partially offset by collection of accounts receivable, increases in accrued interest, increases in deferred revenues and lower inventory.
Investing Activities
Cash provided by (used for) investing activities for the three months ended December 31, 2017 and 2016 was $16 million and $(15) million, respectively. During the three months ended December 31, 2017, cash provided by investing activities included the release of restricted cash of $21 million as a result of implementing the Plan of Reorganization, partially offset by capital expenditures of $15 million. During the three months ended December 31, 2016, cash used for investing activities included capital expenditures of $14 million and acquisitions of businesses, net of cash acquired of $4 million, as we continue to enhance our technology portfolio.

Financing Activities
Cash used for financing activities was $102 million and $57 million for the three months ended December 31, 2017 and 2016, respectively.
Cash flows from financing activities for the three months ended December 31, 2017 included proceeds of $2,896 million from the Term Loan Credit Agreement, offset by repayments of the DIP Credit Agreement of $725 million and the first lien debt holders of $2,061 million.
Cash used for financing activities for the three months ended December 31, 2016 included $45 million of repayments in excess of borrowings under our revolving credit facilities, $6 million of scheduled debt repayments and $5 million repayment in connection with financing the use of equipment for the performance of services under our agreement with HP Enterprise Services, LLC ("HP").
Credit Facilities
See Note 9, “Financing Arrangements,” to our unaudited interim Condensed Consolidated Financial Statements for a discussion of our Term Loan Credit Agreement and ABL Credit Agreement. As of December 31, 2017, the Company was not in default under any of its debt agreements.
Future Cash Requirements
Our primary future cash requirements will be to fund debt service, restructuring payments, capital expenditures and benefit obligations. In addition, we may use cash in the future to make strategic acquisitions.
Specifically, we expect our primary cash requirements for the remainder of fiscal 2018 to be as follows:

•
Debt service—We expect to make payments of $160 million during the remainder of fiscal 2018 in principal and interest associated with the Term Loan Credit Agreement and interest and fees associated with our ABL Credit Agreement. In the ordinary course of business, we may from time to time borrow and repay amounts under our ABL Credit Agreement.

•
Restructuring payments—We expect to make payments of approximately $25 million to $30 million during the remainder of fiscal 2018 for employee separation costs and lease termination obligations associated with restructuring actions we have taken through December 31, 2017 and additional actions we may take in fiscal 2018. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally.

•	Capital expenditures—We expect to spend approximately $50 million to $60 million for capital expenditures and capitalized software development costs during the remainder of fiscal 2018.

•
Benefit obligations—We estimate we will make payments in respect of our pension and post-retirement benefit obligations totaling $80 million during the remainder of fiscal 2018. These payments include $43 million for the Avaya Pension Plan for represented employees; $24 million for our non-U.S. benefit plans, which are predominately not pre-funded; $1 million for our U.S. retiree medical benefit plan, which is not pre-funded and $12 million for represented retiree post-retirement health trusts. See discussion in Note 13, “Benefit Obligations” to our unaudited interim Condensed Consolidated Financial Statements for further details of our benefit obligations.

•
Acquisitions—The acquisition of Spoken Communications is expected to close within the next two months and be funded by cash on hand, however the ultimate purchase price and certain other terms are subject to further negotiation.

In addition to the matters identified above, in the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations and proceedings, including, but not limited to, those identified in Note 20, "Commitments and Contingencies," to our unaudited interim Condensed Consolidated Financial Statements, relating to intellectual property, commercial, employment, environmental and regulatory matters.
These and other legal matters could have a material adverse effect on the manner in which the Company does business and the Company's financial position, results of operations, cash flows and liquidity.
For the three months ended December 31, 2017, the Company recognized $37 million of costs incurred in connection with the resolution of certain legal matters.
Future Sources of Liquidity
We expect our cash balances, cash generated by operations and borrowings available under our ABL Credit Agreement to be our primary sources of short-term liquidity.

As of December 31, 2017 and September 30, 2017, our cash and cash equivalent balances held outside the U.S. were $149 million and $246 million, respectively. As of December 31, 2017, cash and cash equivalents held outside the U.S. in excess of in-country needs and, which could not be distributed to the U.S. without restriction, were not material.
Under the terms of the ABL Credit Agreement the Company can issue letters of credit up to $150 million. At December 31, 2017, the Company had outstanding letters of credit and guarantees of $74 million. The aggregate additional principal amount that may be borrowed under the ABL Credit Agreement, based on the borrowing base, less $74 million of outstanding letters of credit and guarantees, was $139 million at December 31, 2017.
We believe that our existing cash and cash equivalents of $417 million as of December 31, 2017, future cash provided by operating activities and borrowings available under the ABL Credit Agreement will be sufficient to meet our future cash requirements for at least the next twelve months. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
Off-Balance Sheet Arrangements
See discussion in Note 20, “Commitments and Contingencies,” to our unaudited interim Condensed Consolidated Financial Statements for further details.
Debt Ratings
On the Emergence Date, the Company obtained ratings from Moody’s Investors Service (“Moody’s”), Standard and Poor's ("S&P") and Fitch Ratings Inc. (“Fitch”). Moody’s issued a corporate family rating of “B2” with a stable outlook and a rating of the 7-year $2,925 million Term Loan Credit Agreement of “B2”. S&P issued a definitive corporate credit rating of "B" with a stable outlook and a rating of the Term Loan Credit Agreement of "B". Fitch issued a Long-Term Issuer Default Rating of “B” with a stable outlook and a rating of the Term Loan Credit Agreement of “B+”.
Our ability to obtain additional external financing and the related cost of borrowing may be affected by our ratings, which are periodically reviewed by the major credit rating agencies. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies.
Critical Accounting Policies and Estimates
Management has reassessed the critical accounting policies as disclosed in our Registration Statement on Form 10 Amendment No. 3 filed with the SEC on January 10, 2018 and determined that there were no significant changes to our critical accounting policies for the period from December 16, 2017 through December 31, 2017 and the period from October 1, 2017 through December 15, 2017, except for recently adopted accounting policy changes as discussed in Note 2, “Accounting Policy Changes,” to our unaudited interim Condensed Consolidated Financial Statements.
New Accounting Pronouncements
See discussion in the Company's Notes to the Consolidated Financial Statements for the fiscal year ended September 30, 2017, included in Amendment No. 3 to the Company’s Form 10 filed with the SEC on January 10, 2018, for further details.

EBITDA and Adjusted EBITDA
EBITDA is defined as net income (loss) before income taxes, interest expense, interest income and depreciation and amortization and excludes the results of discontinued operations. EBITDA provides us with a measure of operating performance that excludes items that are outside the control of management, which can differ significantly from company to company depending on capital structure, the tax jurisdictions in which companies operate and capital investments.
Adjusted EBITDA is EBITDA as further adjusted by the items noted in the reconciliation table below. We believe Adjusted EBITDA measures our financial performance based on operational factors that management can impact in the short-term, such as our pricing strategies, volume, costs and expenses of the organization, and it presents our financial performance in a way that can be more easily compared to prior quarters or fiscal years. In addition, Adjusted EBITDA serves as a basis for determining certain management and employee compensation. We also present EBITDA and Adjusted EBITDA because we believe analysts and investors utilize these measures in analyzing our results.
EBITDA and Adjusted EBITDA have limitations as analytical tools. EBITDA measures do not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and do not necessarily indicate whether cash flows will be sufficient to fund cash needs. While EBITDA measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Generally, Adjusted EBITDA excludes the impact of earnings or charges resulting from matters that we consider not to be indicative of our ongoing operations. In particular, our formulation of Adjusted EBITDA allows adjustment for certain amounts that are included in calculating net income (loss) as set forth in the following table including, but not limited to, restructuring charges, certain fees payable to our Predecessor private equity sponsors and other advisors, resolution of certain legal matters and a portion of our pension costs and post-employment benefits costs, which represents the amortization of pension service costs and actuarial gain (loss) associated with these benefits. However, these are expenses that may recur, may vary and are difficult to predict.
The unaudited reconciliation of net income (loss), which is a GAAP measure, to EBITDA and Adjusted EBITDA for the periods indicated, is presented below:

	Successor	Predecessor
(In millions)	Period from December 16, 2017 through December 31, 2017	Period from October 1, 2017 through December 15, 2017	Three months ended December 31, 2016
Net income (loss)	$237	$2,977	$(103)
Interest expense (a)	9	14	174
Interest income	—	(2)	—
(Benefit from) provision for income taxes	(246)	459	3
Depreciation and amortization	22	31	90
EBITDA	22	3,479	164
Impact of fresh start accounting adjustments (b)	27	—	—
Restructuring charges, net	10	14	10
Sponsors’ and other advisory fees (c)	8	3	51
Reorganization items, net	—	(3,416)	—
Non-cash share-based compensation	1	—	2
Loss on disposal of long-lived assets	—	1	—
Resolution of certain legal matters (d)	—	37	—
Change in fair value of warrant liability	5	—	—
Gain on foreign currency transactions	(2)	—	(11)
Pension/OPEB/nonretirement postemployment benefits and long-term disability costs (e)	—	17	21
Other	—	—	1
Adjusted EBITDA	$71	$135	$238

(a)
Effective January 19, 2017, the Company ceased recording interest expense on outstanding pre-petition debt classified as liabilities subject to compromise. Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise. For the period from October 1, 2017 through December 15, 2017, contractual interest expense related to debt subject to compromise of $94 million has not been recorded, as it was not expected to be an allowed claim under the Bankruptcy Filing.

(b)	The impact of fresh start accounting adjustments in connection with the Company's emergence from bankruptcy.

(c)
Sponsors’ fees represent monitoring fees payable to affiliates of two private equity firms, Silver Lake Partners (“Silver Lake”) and TPG Capital (“TPG”, together with Silver Lake, the “Sponsors”) that each had an ownership interest in the Predecessor Company and their designees pursuant to a management services agreement. Upon emergence, the Company no longer has affiliations with the Sponsors. Other advisory fees represent costs incurred to assist in the assessment of strategic and financial alternatives to improve the Company's capital structure.

(d)	Costs in connection with certain legal matters includes reserves and settlements, as well as associated legal costs.

(e)	Represents that portion of our pension and post-employment benefit costs which represent the amortization of prior service costs and net actuarial gain (loss) associated with these benefits.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this quarterly report, including statements containing words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or similar words, constitute “forward-looking statements.” These forward-looking statements, which are based on our current plans, expectations and projections about future events, should not be unduly relied upon. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements to materially differ from any future results, performance and achievements expressed or implied by such forward-looking statements. We caution you therefore against relying on any of these forward-looking statements.
The forward-looking statements included herein are based upon our assumptions, estimates and beliefs and involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and may be affected by a variety of risks and other factors, which may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	we face formidable competition from providers of unified communications and contact center products and related services;

•	market opportunity for business communications products and services may not develop in the ways that we anticipate;

•	our ability to rely on our indirect sales channel;

•	our products and services may fail to keep pace with rapidly changing technology and evolving industry standards;

•	we rely on third-party contract manufacturers and component suppliers, some of which are sole source and limited source suppliers, as well as warehousing and distribution logistics providers;

•	recently completed bankruptcy proceedings may adversely affect our operations in the future;

•	our actual financial results may vary significantly from the financial projections filed with the Bankruptcy Court;

•	our historical financial information may not be indicative of our future financial performance;

•	our quarterly and annual revenues and operating results have historically fluctuated and the results of one period may not provide a reliable indicator of our future performance;

•	operational and logistical challenges as well as changes in economic or political conditions, in a specific country or region;

•	our revenues are dependent on general economic conditions and the willingness of enterprises to invest in technology;

•	the potential that we may not be able to protect our proprietary rights or that those rights may be invalidated or circumvented;

•	certain software we use is from open source code sources, which, under certain circumstances, may lead to unintended consequences;

•	changes in our tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities;

•	cancellation of indebtedness income is expected to result in material reductions in, or elimination of, tax attributes;

•	tax examinations and audits;

•	fluctuations in foreign currency exchange rates;

•	business communications products are complex, and design defects, errors, failures or “bugs” may be difficult to detect and correct;

•	if we are unable to integrate acquired businesses effectively;

•	failure to realize the benefits we expect from our cost-reduction initiatives;

•
liabilities incurred as a result of our obligation to indemnify, and to share certain liabilities with, Lucent Technologies, Inc. ("Lucent") (now Nokia Corporation) in connection with our spin-off from Lucent in September 2000;

•	transfers or issuances of our equity may impair or reduce our ability to utilize our net operating loss carryforwards and certain other tax attributes in the future;

•	our ability to retain and attract key personnel;

•	our ability to establish and maintain proper and effective internal control over financial reporting;

•	if we do not adequately remediate our material weaknesses, or if we experience additional material weaknesses in the future;

•	potential litigation in connection with our emergence from bankruptcy;

•	breach of the security of our information systems, products or services or of the information systems of our third-party providers;

•	business interruptions, whether due to catastrophic disasters or other events;

•	claims that were not discharged in the Plan of Reorganization could have a material adverse effect on our results of operations and profitability;

•	potential litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling our products or services;

•	the composition of our board of directors has changed significantly;

•
we have entered into many related party transactions with a significant number of our foreign subsidiaries, which could adversely affect us in the event of their bankruptcy or similar insolvency proceeding; and

•	environmental, health and safety, laws, regulations, costs and other liabilities.
Any of the assumptions underlying forward-looking statements could be inaccurate. All forward-looking statements are made as of the date of this quarterly report and the risk that actual results will differ materially from the expectations expressed in this quarterly report will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this quarterly report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this quarterly report, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this quarterly report will be achieved.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
The Company has exposure to changing interest rates primarily under the Term Loan Credit Agreement and ABL Credit Agreement, each of which bear interest at variable rates based on LIBOR. As of December 31, 2017, a 25 bps increase in LIBOR would result in a $7 million increase in our annual interest expense and a 25bps decrease in LIBOR would result in a $7 million decrease in our annual interest expense.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.) Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2017, because of the material weaknesses in the Company's internal control over financial reporting described below.
Material Weaknesses in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
In connection with the preparation of the Company’s consolidated financial statements for the quarter ended June 30, 2017, the Company identified control deficiencies that constituted material weaknesses in its internal control over financial reporting. Specifically, the Company did not maintain the appropriate complement of resources in its tax department commensurate with the volume and complexity of accounting for income taxes subsequent to the Company’s Bankruptcy Filing. This material weakness contributed to the following control deficiencies, each of which are individually considered to be material weaknesses, relating to the completeness and accuracy of the Company’s accounting for income taxes, including the related tax assets and liabilities:

•
Control activities over the completeness and accuracy of interim forecasts by tax jurisdiction used in accounting for the Company’s interim income tax provision were not performed at the appropriate level of precision. This control deficiency resulted in an adjustment to the Company’s income tax provision for the quarter ended June 30, 2017.

•
Control activities over the completeness and accuracy of the allocation of the tax provision calculations (the “intraperiod allocation”) were insufficient to ensure that the intraperiod allocation balances were accurately determined. This control deficiency resulted in an adjustment to the Company’s income tax provision for the quarter ended June 30, 2017.

These control deficiencies resulted in material adjustments to our income tax provision for the quarter ended June 30, 2017. These adjustments were detected and corrected prior to the release of the related financial statements. However, the existence of these control deficiencies could result in misstatement of the aforementioned accounts and disclosures in the future that could result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that these control deficiencies constitute material weaknesses.
Plan for Remediation
Management has begun implementing a remediation plan to address the control deficiencies that led to the material weaknesses referenced above. The remediation plan includes the following:

•
Implementing specific additional review procedures over the income tax provision calculations for interim quarters to ensure that the results of such calculations are not inconsistent with the actual results and trends being observed in the business. The deficiency, and the related remediation, applies only to interim quarters in which the income tax provision is based on forecast results for the year. The controls and processes related to the income tax provision for our fiscal year-end are not affected as they are based on actual results for the year.

•	Hiring additional personnel, including a Vice President of Tax, with the appropriate experience and technical expertise in income taxes.
Notwithstanding the identified material weaknesses, management believes the Condensed Consolidated Financial Statements as included in Part I of the Quarterly Report on Form 10-Q fairly represent, in all material respects, the Company's financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles in the United States.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
The information included in Note 20, “Commitments and Contingencies,” to the unaudited interim Condensed Consolidated Financial Statements is incorporated herein by reference.

Item 1A.	Risk Factors.
There have been no material changes during the quarterly period ended December 31, 2017 to the risk factors previously disclosed in the Company’s Registration Statement on Form 10 Amendment No. 3 filed with the SEC on January 10, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
Not Applicable.

Item 4.	Mine Safety Disclosures.
Not Applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number
10.1	Transition and Consulting Services Agreement dated January 12, 2018, between Kevin J. Kennedy and Avaya Inc.
10.2	Form of Restricted Stock Unit Award Agreement pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan for Non-Employee Directors
31.1	Certification of James M. Chirico, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Patrick J. O'Malley, III pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of James M. Chirico, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Patrick J. O'Malley, III pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAYA HOLDINGS CORP.

By:	/s/ L. DAVID DELL'Osso
L. David Dell'Osso Vice President, Corporate Controller & Chief Accounting Officer (Principal Accounting Officer)

March 2, 2018