Form 10-Q
period 2018-03-31
Avaya Holdings Corp.
filed 2018-05-15
CIK 1418100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐
Emerging growth company ☐		(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
Indicate by check mark whether the registrant has filed all document and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of April 30, 2018, 109,797,348 shares of Common Stock, $0.01 par value, of the registrant were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
Avaya Holdings Corp.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Successor	Predecessor	Successor	Predecessor
	Three months ended March 31, 2018	Three months ended March 31, 2017	Period from December 16, 2017 through March 31, 2018	Period from October 1, 2017 through December 15, 2017	Six months ended March 31, 2017
REVENUE
Products	$293	$348	$364	$253	$749
Services	379	456	456	351	930
	672	804	820	604	1,679
COSTS
Products:
Costs	110	127	143	84	273
Amortization of technology intangible assets	41	6	48	3	11
Services	198	187	228	155	376
	349	320	419	242	660
GROSS PROFIT	323	484	401	362	1,019
OPERATING EXPENSES
Selling, general and administrative	282	292	332	264	628
Research and development	50	57	59	38	119
Amortization of intangible assets	40	56	47	10	113
Restructuring charges, net	40	4	50	14	14
	412	409	488	326	874
OPERATING (LOSS) INCOME	(89)	75	(87)	36	145
Interest expense	(47)	(38)	(56)	(14)	(212)
Other expense, net	(3)	(22)	(5)	(2)	(18)
Reorganization items, net	—	(42)	—	3,416	(42)
(LOSS) INCOME BEFORE INCOME TAXES	(139)	(27)	(148)	3,436	(127)
Benefit from (provision for) income taxes	9	19	255	(459)	16
NET (LOSS) INCOME	$(130)	$(8)	$107	$2,977	$(111)
Net (loss) income per share:
Basic	$(1.18)	$(0.03)	$0.97	$5.19	$(0.25)
Diluted	$(1.18)	$(0.03)	$0.96	$5.19	$(0.25)
Weighted average shares outstanding:
Basic	109.8	497.1	109.8	497.3	497.0
Diluted	109.8	497.1	110.8	497.3	497.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(In millions)

	Successor	Predecessor	Successor	Predecessor
	Three months ended March 31, 2018	Three months ended March 31, 2017	Period from December 16, 2017 through March 31, 2018	Period from October 1, 2017 through December 15, 2017	Six months ended March 31, 2017
Net (loss) income	$(130)	$(8)	$107	$2,977	$(111)
Other comprehensive (loss) income:
Pension, post-retirement and postemployment benefit-related items, net of income taxes of $58 for the period from October 1, 2017 through December 15, 2017 and $9 and $15 for the three and six months ended March 31, 2017, respectively	—	15	—	655	29
Cumulative translation adjustment, net of income taxes of $3 and $(1) for the three and six months ended March 31, 2017, respectively	(12)	3	(25)	3	26
Other comprehensive (loss) income	(12)	18	(25)	658	55
Elimination of Predecessor Company accumulated other comprehensive loss	—	—	—	790	—
Total comprehensive (loss) income	$(142)	$10	$82	$4,425	$(56)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share and shares amounts)

	Successor	Predecessor
	March 31, 2018	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$311	$876
Accounts receivable, net	366	536
Inventory	106	96
Other current assets	269	269
TOTAL CURRENT ASSETS	1,052	1,777
Property, plant and equipment, net	281	200
Deferred income taxes, net	31	—
Intangible assets, net	3,404	311
Goodwill	2,780	3,542
Other assets	58	68
TOTAL ASSETS	$7,606	$5,898
LIABILITIES
Current liabilities:
Debt maturing within one year	$—	$725
Long-term debt, current portion	29	—
Accounts payable	331	282
Payroll and benefit obligations	139	127
Deferred revenue	412	614
Business restructuring reserve	43	35
Other current liabilities	127	90
TOTAL CURRENT LIABILITIES	1,081	1,873
Non-current liabilities:
Long-term debt, net of current portion	2,860	—
Pension obligations	780	513
Other post-retirement obligations	216	—
Deferred income taxes, net	465	32
Business restructuring reserve	54	34
Other liabilities	394	170
TOTAL NON-CURRENT LIABILITIES	4,769	749
LIABILITIES SUBJECT TO COMPROMISE	—	7,705
TOTAL LIABILITIES	5,850	10,327
Commitments and contingencies (Note 20)
Predecessor equity awards on redeemable shares	—	7
Predecessor preferred stock, $0.001 par value, 250,000 shares authorized at September 30, 2017
Convertible Series B preferred stock; 48,922 shares issued and outstanding at September 30, 2017	—	393
Series A preferred stock; 125,000 shares issued and outstanding at September 30, 2017	—	184
Successor preferred stock, $0.01 par value; 55,000,000 authorized, no shares issued or outstanding at March 31, 2018	—	—
STOCKHOLDERS' EQUITY (DEFICIT)
Predecessor common stock, $0.001 par value; 750,000,000 shares authorized, 494,768,243 issued and outstanding at September 30, 2017	—	—
Successor common stock, $0.01 par value; 550,000,000 shares authorized, 110,000,000 issued and 109,794,137 outstanding at March 31, 2018	1	—
Additional paid-in capital	1,673	2,389
Retained earnings (accumulated deficit)	107	(5,954)
Accumulated other comprehensive loss	(25)	(1,448)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,756	(5,013)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,606	$5,898
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)
(In millions)

	Common Stock
	Number	Par Value	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' (Deficit) Equity
Balance as of September 30, 2017 (Predecessor)	494.8	$—	$2,389	$(5,954)	$(1,448)	$(5,013)
Issuance of common stock, net of shares redeemed and cancelled, under employee stock option plan						—
Amortization of share-based compensation			3			3
Accrued dividends on Series A preferred stock			(2)			(2)
Accrued dividends on Series B preferred stock			(4)			(4)
Reclassifications to equity awards on redeemable shares			1			1
Net income				2,977		2,977
Other comprehensive income					658	658
Balance as of December 15, 2017 (Predecessor)	494.8	—	2,387	(2,977)	(790)	(1,380)
Cancellation of Predecessor equity	(494.8)		(2,387)	2,977	790	1,380
Balance as of December 15, 2017 (Predecessor)	—	$—	$—	$—	$—	$—

	Common Stock
	Number	Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity (Deficit)
Balance as of December 15, 2017 (Predecessor)	—	$—	$—	$—	$—	$—
Issuance of Successor common stock
Common stock issued for settlement of Predecessor debt	103.9	1	1,575			1,576
Common stock issued to Pension Benefit Guaranty Corporation	6.1		92			92
Balance as of December 15, 2017 (Predecessor)	110.0	$1	$1,667	$—	$—	$1,668

Balance as of December 16, 2017 (Successor)	110.0	1	1,667	—	—	1,668
Issuance of common stock, net						—
Amortization of share-based compensation			6			6
Net income				107		107
Other comprehensive loss					(25)	(25)
Balance as of March 31, 2018 (Successor)	110.0	$1	$1,673	$107	$(25)	$1,756

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Successor	Predecessor
	Period from December 16, 2017 through March 31, 2018	Period from October 1, 2017 through December 15, 2017	Six months ended March 31, 2017
OPERATING ACTIVITIES:
Net income (loss)	$107	$2,977	$(111)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	145	31	178
Share-based compensation	6	—	6
Amortization of debt issuance costs	—	—	36
Accretion of debt discount	1	—	25
Provision for uncollectible receivables	—	(1)	—
Deferred income taxes, net	(240)	455	(10)
Post-retirement curtailment	—	—	(4)
Loss on disposal/sale of long-lived assets, net	1	1	—
Change in fair value of warrant liability	15	—	—
Unrealized (gain) loss on foreign currency exchange	(7)	—	6
Reorganization items:
Net gain on settlement of Liabilities subject to compromise	—	(1,778)	—
Payment to Pension Benefit Guaranty Corporation	—	(340)	—
Payment to pension trust	—	(49)	—
Payment of unsecured claims	—	(58)	—
Fresh start adjustments, net	—	(1,697)	—
Non-cash and financing related reorganization items, net	—	26	37
Changes in operating assets and liabilities:
Accounts receivable	29	40	59
Inventory	22	(2)	16
Accounts payable	50	(40)	(37)
Payroll and benefit obligations	(34)	16	(53)
Business restructuring reserve	22	(7)	(32)
Deferred revenue	74	28	5
Other assets and liabilities	(97)	(16)	(68)
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	94	(414)	53
INVESTING ACTIVITIES:
Capital expenditures	(18)	(13)	(32)
Capitalized software development costs	—	—	(2)
Acquisition of businesses, net of cash acquired	(158)	—	(4)
Proceeds from sale of long-lived assets	1	—	—
Restricted cash	28	21	(74)
Other investing activities, net	—	—	3
NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(147)	8	(109)
FINANCING ACTIVITIES:
Proceeds from Term Loan Credit Agreement	—	2,896	—
Repayment of debtor-in-possession financing	—	(725)	—
Repayment of first lien debt	—	(2,061)	—
Proceeds from debtor-in-possession financing	—	—	712
Repayment of foreign asset-based revolving credit facility	—	—	(55)
Repayment of domestic asset-based revolving credit facility	—	—	(77)
Repayment of long-term debt, including adequate protection payments	(7)	(111)	(57)
Debt issuance costs	—	(97)	(1)
Repayments of borrowings on revolving loans under the senior secured credit agreement	—	—	(18)
Repayments of borrowings under sale-leaseback transaction	(4)	(4)	(10)
Other financing activities, net	—	—	(2)
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(11)	(102)	492
Effect of exchange rate changes on cash and cash equivalents	9	(2)	(8)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(55)	(510)	428
Cash and cash equivalents at beginning of period	366	876	336
Cash and cash equivalents at end of period	$311	$366	$764
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

AVAYA HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Background and Basis of Presentation
Background
Avaya Holdings Corp. (the "Parent" or "Avaya Holdings"), together with its consolidated subsidiaries (collectively, the “Company” or “Avaya”), is a leading global provider of software and associated hardware and services for contact center and unified communications, offered on-premises, in the cloud, or as a hybrid solution. Avaya provides the mission-critical, real-time communication applications for small businesses to large multinational enterprises and government organizations. Currently, the Company manages its business operations in two segments, Global Communications Solutions ("GCS"), representing the Company's products portfolio, and Avaya Global Services ("AGS"), representing the Company's services portfolio. The Company sells directly through its worldwide sales force and indirectly through its global network of channel partners, including distributors, service providers, dealers, value-added resellers, system integrators and business partners that provide sales and services support.
Basis of Presentation
Avaya Holdings has no material assets or standalone operations other than its ownership in Avaya Inc. and its subsidiaries. The accompanying unaudited interim Condensed Consolidated Financial Statements as of March 31, 2018 and for the period from December 16, 2017 through March 31, 2018, the period from October 1, 2017 through December 15, 2017 and the six months ended March 31, 2017, reflect the operating results of Avaya Holdings and its consolidated subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements, and should be read in conjunction with the Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2017, included in Amendment No. 3 to the Company’s Form 10 filed with the SEC on January 10, 2018. In management’s opinion, these unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the results of operations, financial position and cash flows for the periods indicated. The condensed consolidated results of operations for the interim periods reported are not necessarily indicative of the results for the entire fiscal year.
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
During Chapter 11 proceedings, all expenses, gains and losses directly associated with the reorganization proceedings were reported as Reorganization items, net in the accompanying Condensed Consolidated Statements of Operations. In addition, Liabilities subject to compromise during Chapter 11 proceedings were distinguished from liabilities of the non-debtors and from post-petition liabilities in the accompanying Condensed Consolidated Balance Sheets. The Company's other subsidiaries that were not part of the Bankruptcy Filing ("non-debtors") continued to operate in the ordinary course of business.
Upon emergence from bankruptcy on December 15, 2017 (the "Emergence Date"), the Company applied fresh start accounting, which resulted in a new basis of accounting and the Company becoming a new entity for financial reporting purposes. As a result of the application of fresh start accounting and the effects of the implementation of the Second Amended Joint Plan of Reorganization filed by the Debtors on October 24, 2017 and approved by the Bankruptcy Court on November 28, 2017 (the "Plan of Reorganization"), the consolidated financial statements after the Emergence Date, are not comparable with the consolidated financial statements on or before that date. Upon emergence, income and expense on non-U.S. dollar functional currency subsidiaries are translated into U.S. dollars using an average rate for the period rather than the applicable spot rate. Refer to Note 4, "Fresh Start Accounting," for additional information.
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
Revision of Prior Period Amounts
Subsequent to filing the first quarter fiscal 2018 Form 10-Q, the Company identified certain amounts that should have been recorded in the Predecessor Company's consolidated financial statements as of December 15, 2017, the Emergence Date. Such errors resulted in a $26 million understatement of cash and cash equivalents and cash flows from operating activities with a corresponding overstatement of accounts receivable. Because of the application of fresh start accounting as of December 15, 2017, Stockholders’ Equity and Goodwill were also each understated by the same amount at December 15, 2017 and December 31, 2017. These errors had no effect on the reported consolidated net income (loss) for the Predecessor and Successor periods. The Company assessed the materiality of the above errors individually and in the aggregate on the December 31, 2017 interim Condensed Consolidated Financial Statements in accordance with SEC Staff Accounting Bulletin No. 99 and, based on an analysis of quantitative and qualitative factors, determined that the errors were not material to the Company's Predecessor and Successor periods in the interim Condensed Consolidated Financial Statements for the quarter ended December 31, 2017.
The Condensed Consolidated Balance Sheet as of December 16, 2017, the Condensed Consolidated Statement of Cash Flows for the Predecessor period from October 1, 2017 through December 15, 2017, and the notes thereto have been revised to include the effects of these errors and the cash flow reclassification as follows:

	December 16, 2017 (Successor)
(In millions, except per share amounts)	As Previously Reported	Adjustments	Revised
Condensed Consolidated Balance Sheet:
Cash	$340	$26	$366
Accounts receivable	417	(26)	391
Goodwill	2,632	26	2,658
Total Assets	7,583	26	7,609
Additional paid-in capital (Successor)	1,641	26	1,667
Total Stockholders' Equity	1,642	26	1,668
Total Liabilities and Stockholders' Equity	7,583	26	7,609
Successor common stock value per share	$14.93	$0.23	$15.16

	Period from October 1, 2017 through December 15, 2017 (Predecessor)
(In millions)	As Previously Reported	Adjustments	Revised
Condensed Consolidated Statement of Cash Flows:
Change in Accounts receivable	$14	$26	$40
Net gain on settlement of Liabilities subject to compromise	(1,804)	26	(1,778)
Fresh start adjustments	(1,671)	(26)	(1,697)
Net Cash Used For Operating Activities	(440)	26	(414)
Net decrease in cash and cash equivalents	(536)	26	(510)
For additional information refer to Notes: 4. “Fresh Start Accounting”, 6. “Goodwill and Intangible Assets”, 7. “Supplementary Financial Information”, and 10. “Derivative Warrant Liability”.
2. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, "Improvements to Employee Share-Based Payment Accounting." This standard simplifies the accounting for share-based payments and their presentation in the statements of cash flows as well as the income tax effects of share-based payments. The Company adopted this standard as of October 1, 2017 on a prospective basis. The adoption of this standard did not have a material impact on the Company's Condensed Consolidated Financial Statements.
In March 2017, the FASB issued ASU No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost." This standard changes how employers that sponsor defined benefit pension and other post-retirement benefit plans present net periodic benefit cost in the income statement. This amendment requires that the service cost component be disaggregated from the other components of pension and post-retirement benefit costs on the income statement. The service cost component is reported in the same line items as other compensation costs and the other components of pension and post-retirement benefit costs (including interest cost, expected return on plan assets, amortization and curtailments and settlements) are reported in Other expense, net in the Company's Condensed Consolidated Financial Statements. The Company early adopted this accounting standard as of October 1, 2017. Changes to the Condensed Consolidated Financial Statements have been applied retrospectively. As a result, the Company reclassified $11 million and $17 million of other pension and post-retirement benefit costs to Other expense, net for the three and six months ended March 31, 2017 (Predecessor), respectively. For the three months ended March 31, 2018 (Successor), the period from December 16, 2017 through March 31, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor), the Company recorded $4 million, $5 million and $(8) million, respectively, of other pension and post-retirement benefit credits (costs) in Other expense, net.
Recent Standards Not Yet Effective
In February 2018, the FASB issued ASU No. 2018-02 "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This new standard allows companies to reclassify from accumulated other comprehensive income to retained earnings any stranded tax benefits resulting from the enactment of the Tax Cuts and Jobs Act. This standard is effective for the Company beginning in the first quarter of fiscal 2020. The Company is currently evaluating the impact that the adoption of this standard may have on its Consolidated Financial Statements.
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
The Company will adopt the new standard effective October 1, 2018 using the modified retrospective method whereby the cumulative effect is recorded to retained earnings at the beginning of the adoption period. Adoption of the standard is dependent on completion of a detailed accounting assessment, the success of the design and implementation phase for changes to the

Company's processes, internal controls and system functionality and the completion of the analysis of information necessary to assess the overall impact of adoption of this guidance on its Condensed Consolidated Financial Statements.
The Company continues to make progress on its accounting assessment phase and the design and implementation phases to implement the required business process and system changes to comply with the new accounting policies and disclosures in the consolidated financial statements. The Company will continue to monitor and assess the impact of changes to the standard and interpretations as they become available. The Company expects revenue recognition related to stand-alone product shipments and maintenance services to remain substantially unchanged. However, the Company continues to evaluate its preliminary conclusion and assess the impact on other sources of revenue recognition.
3. Emergence from Voluntary Reorganization under Chapter 11 Proceedings
Plan of Reorganization
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

•
Exit Financing. The Successor Company entered into (1) a term loan credit agreement (the "Term Loan Credit Agreement") for a principal amount of $2,925 million maturing on December 15, 2024, and (2) a $300 million asset-based revolving credit facility (the "ABL Credit Agreement") maturing on December 15, 2022;

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
4. Fresh Start Accounting
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
As discussed in Note 1 "Revision of Prior Period Amounts", prior period amounts as reported have been revised, where applicable.
Reorganization Value
As set forth in the Plan of Reorganization, the agreed upon enterprise value of the Company was $5,721 million. This value is within the initial range calculated by the Company of approximately $5,100 million to approximately $7,100 million using an income approach. The $5,721 million enterprise value was selected as it was the transaction price agreed to in the global settlement agreement with the Company’s creditor constituencies, including the PBGC. The reorganization value was then determined by adding liabilities other than interest bearing debt, pension obligations, and the deferred tax impact of the reorganization and fresh start adjustments.
The following table reconciles the enterprise value to the estimated fair value of the Successor stockholders' equity as of the Emergence Date:

(In millions, except per share amount)	As Previously Reported	Adjustments	Revised
Enterprise value	$5,721	$—	$5,721
Plus:
Cash and cash equivalents	340	26	366
Less:
Minimum cash required for operations	(120)	—	(120)
Fair value of Term Loan Credit Agreement(1)	(2,896)	—	(2,896)
Fair value of capitalized leases	(20)	—	(20)
Fair value of pension and other post-retirement obligations, net of tax(2)	(856)	—	(856)
Change in net deferred tax liabilities from reorganization	(510)	—	(510)
Fair value of Successor Warrants(3)	(17)	—	(17)
Fair value of Successor common stock	$1,642	$26	$1,668
Shares issued at December 15, 2017 upon emergence	110.0	—	110.0
Successor common stock value per share	$14.93	$0.23	$15.16

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

(3)	The fair value of the Warrants was estimated using the Black-Scholes-Merton ("Black-Scholes") pricing model.

The following table reconciles the enterprise value to the estimated reorganization value as of the Emergence Date:

(In millions)	As Previously Reported	Adjustments	Revised
Enterprise value	$5,721	$—	$5,721
Plus:
Non-debt current liabilities	955	—	955
Non-debt non-current liabilities	2,090	—	2,090
Excess cash and cash equivalents	220	26	246
Less:
Pension and other post-retirement obligations, net of deferred taxes	(856)	—	(856)
Capital lease obligations	(20)	—	(20)
Change in net deferred tax liabilities from reorganization	(510)	—	(510)
Warrants issued upon emergence	(17)	—	(17)
Reorganization value of Successor assets	$7,583	$26	$7,609
Consolidated Balance Sheet
The reorganization and fresh start adjustments set forth in the following consolidated balance sheet as of December 16, 2017 reflect the effect of the consummation of the transactions contemplated by the Plan of Reorganization (reflected in the column "Reorganization Adjustments") as well as fair value adjustments as a result of applying fresh start accounting (reflected in the column "Fresh Start Adjustments"). The explanatory notes highlight methods used to determine fair values or other amounts of the assets and liabilities, as well as significant assumptions or inputs.

	As Previously Reported
(In millions)	Predecessor Company December 15, 2017	Reorganization Adjustments		Fresh Start Adjustments		Successor Company December 16, 2017
ASSETS
Current assets:
Cash and cash equivalents	$744	$(404)	(1)	$—		$340
Accounts receivable, net	523	—		(106)	(21)	417
Inventory	98	—		29	(22)	127
Other current assets	366	(58)	(2)	(66)	(23)	242
TOTAL CURRENT ASSETS	1,731	(462)		(143)		1,126
Property, plant and equipment, net	194	—		116	(24)	310
Deferred income taxes, net	—	48	(3)	(17)	(25)	31
Intangible assets, net	298	—		3,137	(26)	3,435
Goodwill	3,541	—		(909)	(27)	2,632
Other assets	70	6	(4)	(27)	(28)	49
TOTAL ASSETS	$5,834	$(408)		$2,157		$7,583
LIABILITIES
Current liabilities:
Debt maturing within one year	$725	$(696)	(5)	$—		$29
Accounts payable	325	(49)	(6)	—		276
Payroll and benefit obligations	123	23	(7)	—		146
Deferred revenue	627	50	(8)	(341)	(29)	336
Business restructuring reserve	35	3	(9)	—		38
Other current liabilities	97	65	(6,10)	(3)	(30)	159
TOTAL CURRENT LIABILITIES	1,932	(604)		(344)		984
Non-current liabilities:
Long-term debt, net of current portion	—	2,771	(11)	96	(31)	2,867
Pension obligations	539	246	(12)	—		785
Other post-retirement obligations	—	212	(13)	—		212
Deferred income taxes, net	28	113	(14)	548	(32)	689
Business restructuring reserve	26	4	(9)	4	(33)	34
Other liabilities	180	233	(8,15)	(43)	(29,34)	370
TOTAL NON-CURRENT LIABILITIES	773	3,579		605		4,957
LIABILITIES SUBJECT TO COMPROMISE	7,585	(7,585)	(16)	—		—
TOTAL LIABILITIES	10,290	(4,610)		261		5,941
Commitments and contingencies
Equity awards on redeemable shares	6	(6)	(17)	—		—
Preferred stock:
Series B	397	(397)	(17)	—		—
Series A	186	(186)	(17)	—		—
STOCKHOLDERS' (DEFICIT) EQUITY
Common stock (Successor)	—	1	(18)	—		1
Additional paid-in capital (Successor)	—	1,641	(18)	—		1,641
Common stock (Predecessor)	—	—		—		—
Additional paid-in capital (Predecessor)	2,387	(2,387)	(17)	—		—
(Accumulated deficit) retained earnings	(5,978)	4,872	(19)	1,106	(36)	—
Accumulated other comprehensive (loss) income	(1,454)	664	(20)	790	(35)	—
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(5,045)	4,791		1,896		1,642
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$5,834	$(408)		$2,157		$7,583

Adjustments
(In millions)	Predecessor Company December 15, 2017	Reorganization Adjustments		Fresh Start Adjustments		Successor Company December 16, 2017
ASSETS
Current assets:
Cash and cash equivalents	$26	$—		$—		$26
Accounts receivable, net	(26)	—		—		(26)
Inventory	—	—		—		—
Other current assets	—	—		—		—
TOTAL CURRENT ASSETS	—	—		—		—
Property, plant and equipment, net	—	—		—		—
Deferred income taxes, net	—	—		—		—
Intangible assets, net	—	—		—		—
Goodwill	—	—		26	(27)	26
Other assets	—	—		—		—
TOTAL ASSETS	$—	$—		$26		$26
LIABILITIES
Current liabilities:
Debt maturing within one year	$—	$—		$—		$—
Accounts payable	—	—		—		—
Payroll and benefit obligations	—	—		—		—
Deferred revenue	—	—		—		—
Business restructuring reserve	—	—		—		—
Other current liabilities	—	—		—		—
TOTAL CURRENT LIABILITIES	—	—		—		—
Non-current liabilities:
Long-term debt	—	—		—		—
Pension obligations	—	—		—		—
Other postretirement obligations	—	—		—		—
Deferred income taxes, net	—	—		—		—
Business restructuring reserve	—	—		—		—
Other liabilities	—	—		—		—
TOTAL NON-CURRENT LIABILITIES	—	—		—		—
LIABILITIES SUBJECT TO COMPROMISE	—	—		—		—
TOTAL LIABILITIES	—	—		—		—
Commitments and contingencies
Equity awards on redeemable shares	—	—		—		—
Preferred stock:
Series B	—	—		—		—
Series A	—	—		—		—
STOCKHOLDERS' (DEFICIT) EQUITY
Common stock (Successor)	—	—		—		—
Additional paid-in capital (Successor)	—	26	(18)	—		26
Common stock (Predecessor)	—	—		—		—
Additional paid-in capital (Predecessor)	—	—		—		—
(Accumulated deficit) retained earnings	—	(26)	(19)	26	(36)	—
Accumulated other comprehensive (loss) income	—	—		—		—
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	—	—		26		26
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$—	$—		$26		$26

	Revised
(In millions)	Predecessor Company December 15, 2017	Reorganization Adjustments		Fresh Start Adjustments		Successor Company December 16, 2017
ASSETS
Current assets:
Cash and cash equivalents	$770	$(404)	(1)	$—		$366
Accounts receivable, net	497	—		(106)	(21)	391
Inventory	98	—		29	(22)	127
Other current assets	366	(58)	(2)	(66)	(23)	242
TOTAL CURRENT ASSETS	1,731	(462)		(143)		1,126
Property, plant and equipment, net	194	—		116	(24)	310
Deferred income taxes, net	—	48	(3)	(17)	(25)	31
Intangible assets, net	298	—		3,137	(26)	3,435
Goodwill	3,541	—		(883)	(27)	2,658
Other assets	70	6	(4)	(27)	(28)	49
TOTAL ASSETS	$5,834	$(408)		$2,183		$7,609
LIABILITIES
Current liabilities:
Debt maturing within one year	$725	$(696)	(5)	$—		$29
Accounts payable	325	(49)	(6)	—		276
Payroll and benefit obligations	123	23	(7)	—		146
Deferred revenue	627	50	(8)	(341)	(29)	336
Business restructuring reserve	35	3	(9)	—		38
Other current liabilities	97	65	(6,10)	(3)	(30)	159
TOTAL CURRENT LIABILITIES	1,932	(604)		(344)		984
Non-current liabilities:
Long-term debt	—	2,771	(11)	96	(31)	2,867
Pension obligations	539	246	(12)	—		785
Other postretirement obligations	—	212	(13)	—		212
Deferred income taxes, net	28	113	(14)	548	(32)	689
Business restructuring reserve	26	4	(9)	4	(33)	34
Other liabilities	180	233	(8,15)	(43)	(29,34)	370
TOTAL NON-CURRENT LIABILITIES	773	3,579		605		4,957
LIABILITIES SUBJECT TO COMPROMISE	7,585	(7,585)	(16)	—		—
TOTAL LIABILITIES	10,290	(4,610)		261		5,941
Commitments and contingencies
Equity awards on redeemable shares	6	(6)	(17)	—		—
Preferred stock:
Series B	397	(397)	(17)	—		—
Series A	186	(186)	(17)	—		—
STOCKHOLDERS' (DEFICIT) EQUITY
Common stock (Successor)	—	1	(18)	—		1
Additional paid-in capital (Successor)	—	1,667	(18)	—		1,667
Common stock (Predecessor)	—	—		—		—
Additional paid-in capital (Predecessor)	2,387	(2,387)	(17)	—		—
(Accumulated deficit) retained earnings	(5,978)	4,846	(19)	1,132	(36)	—
Accumulated other comprehensive (loss) income	(1,454)	664	(20)	790	(35)	—
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(5,045)	4,791		1,922		1,668
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$5,834	$(408)		$2,183		$7,609

Reorganization Adjustments
In accordance with the Plan of Reorganization, the following adjustments were made:
1.Sources and Uses of Cash. The following reflects the net cash payments recorded as of the Emergence Date as a result of implementing the Plan of Reorganization:

(In millions)
Sources:
Proceeds from Term Loan Credit Agreement, net of original issue discount	$2,896
Release of restricted cash	76
Total sources of cash	2,972
Uses:
Repayment of DIP Credit Agreement	(725)
Payment of DIP Credit Agreement accrued interest	(1)
Cash paid to Predecessor first lien debt-holders	(2,061)
Cash paid to PBGC	(340)
Payment for professional fees escrow account	(56)
Funding payment for Avaya represented employee pension plan	(49)
Payment of accrued professional & administrative fees	(27)
Costs incurred for Term Loan Credit Agreement and ABL Credit Agreement	(59)
Payment for general unsecured claims	(58)
Total uses of cash	(3,376)
Net uses of cash	$(404)

2.	Other Current Assets.

(In millions)
Release of restricted cash	$(76)
Reclassification of prepaid debt issuance costs related to the Term Loan Credit Agreement	(42)
Payment of fees related to the ABL Credit Agreement	5
Restricted cash for bankruptcy related professional fees	55
Total other current assets	$(58)

3.
Deferred Income Taxes. The adjustment represents the release of the valuation allowance on deferred tax assets for certain non-U.S. subsidiaries which management believes more likely than not will be realized as a result of the bankruptcy reorganization.

4.	Other Assets. The adjustment represents the re-establishment of foreign prepaid taxes.

5.
Debt Maturing Within One Year. The adjustment represents the net effect of the Company’s repayment of $725 million for the DIP Credit Agreement and Term Loan Credit Agreement principal payments of $29 million due over the next year.

6.
Accounts Payable. The net decrease of $49 million includes $50 million for professional fees that were reclassified to Other current liabilities for accrued bankruptcy related professional fees that will be paid from an escrow account and a payment of $3 million for bankruptcy related professional fees, partially offset by reinstatement of $4 million contract cure costs from liabilities subject to compromise.

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
The following table displays the detail on the gain on settlement of liabilities subject to compromise:

(In millions)	As Previously Reported	Adjustments	Revised
Pre-petition first lien debt	$734	$(23)	$711
Pre-petition second lien debt	1,357	(1)	1,356
Avaya pension plan for salaried employees	(514)	(2)	(516)
General unsecured creditors' claims	227	—	227
Net gain on settlement of Liabilities subject to compromise	$1,804	$(26)	$1,778

17.
Cancellation of Predecessor Preferred and Common Stock. All common stock, Series A and B preferred stock and all other equity awards of the Predecessor Company were cancelled on the Emergence Date without any recovery on account thereof.

18.
Issuance of Successor Common Stock and Warrants. In settlement of the Company's $5,721 million Predecessor first lien obligations and Predecessor second lien obligations, the holders of the Predecessor first lien obligations received a total of 99.3 million shares of common stock (fair value of $1,509 million) and $2,061 million in cash and the holders of the Predecessor second lien obligations received a total of 4.4 million shares of common stock (fair value of $67 million) and 5.6 million of Warrants to purchase additional common shares (fair value of $17 million). In addition, as part of the Plan of Reorganization, the Company completed a distressed termination of the APPSE in accordance with the Stipulation Settlement with the PBGC, the PBGC received $340 million in cash and 6.1 million shares of common stock (fair value of $92 million).

19.	Accumulated Deficit.

(In millions)	As Previously Reported	Adjustments	Revised
Accumulated deficit:
Net gain on settlement of liabilities subject to compromise	$1,804	$(26)	$1,778
Expense for certain professional fees	(26)	—	(26)
Benefit from income taxes	118	—	118
Cancellation of Predecessor equity awards	6	—	6
Cancellation of Predecessor Preferred stock Series B	397	—	397
Cancellation of Predecessor Preferred stock Series A	186	—	186
Cancellation of Predecessor Common stock	2,387	—	2,387
Total	$4,872	$(26)	$4,846

20.	Accumulated Comprehensive Loss. The changes to Accumulated comprehensive loss relate to the settlement of the APPSE and the Avaya Supplemental Pension Plan ("ASPP") and associated taxes.
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

26.	Intangible Assets. The Company recorded an adjustment to intangible assets for $3,137 million as follows:

	Successor	Predecessor
(In millions)	December 16, 2017 Post-emergence	December 15, 2017 Pre-emergence	Difference
Customer relationships and other intangible assets	$2,155	$96	$2,059
Technology and patents	905	12	893
Trademarks and trade names	375	190	185
Total	$3,435	$298	$3,137
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
27.Goodwill. Predecessor goodwill of $3,541 million was eliminated and Successor goodwill of $2,658 million was established based on the calculated reorganization value.

(In millions)	As Previously Reported	Adjustments	Revised
Reorganization value of Successor Company	$7,583	$26	$7,609
Less: Fair value of Successor Company assets	(4,951)	—	(4,951)
Reorganization value of Successor Company assets in excess of fair value - goodwill	$2,632	$26	$2,658

28.
Other Assets. The $27 million decrease to other assets is related to prepaid commissions that do not meet the definition of an asset upon emergence as there is no future benefit to the Successor Company.

29.
Deferred Revenue. The fair value of deferred revenue, which principally relates to payments on annual maintenance contracts, was determined by deducting selling costs and associated profit from the Predecessor deferred revenue balance to arrive at the costs and profit associated with fulfilling the liability. Additionally, the decrease includes the impact of an accounting policy change whereby the Successor Company no longer recognizes deferred revenue relating to sales transactions that have been billed, but for which the related account receivable has not yet been collected.

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

(In millions)	As Previously Reported		Adjustments		Revised
Eliminate Predecessor Intangible assets	$(298)		$—		$(298)
Eliminate Predecessor Goodwill	(3,541)		—		(3,541)
Establish Successor Intangible assets	3,435		—		3,435
Establish Successor Goodwill	2,632		26		2,658
Fair value adjustment to Inventory	29		—		29
Fair value adjustment to Other current assets	(66)		—		(66)
Fair value adjustment to Property, plant and equipment	116		—		116
Fair value adjustment to Other assets	(27)		—		(27)
Fair value adjustment to Deferred revenue	235		—		235
Fair value adjustment to Business restructuring reserves	(4)		—		(4)
Fair value adjustment to Other current liabilities	3		—		3
Fair value adjustment to Long-term debt	(96)				(96)
Fair value adjustment to Other liabilities	43		—		43
Release Predecessor Accumulated comprehensive loss	(790)		—		(790)
Fresh start adjustments included in Reorganization items, net		$1,671		$26		$1,697
Tax impact of fresh start adjustments		(565)		—		(565)
Gain on fresh start accounting, net		$1,106		$26		$1,132
5. Business Combinations
Spoken Communications
On March 9, 2018 (“Acquisition Date”), the Company acquired Intellisist, Inc. (“Spoken”), a United States-based private technology company, which provides cloud-based Contact Center as a Service (CCaaS) solutions and customer experience management applications. The total purchase price was $173 million, consisting of $158 million in cash, $14 million in contingent consideration and settlement of Spoken’s net payable to the Company of $1 million. Prior to the acquisition, the Company and Spoken had been working in a co-development partnership for more than a year pursuant to which the Company had recorded a net receivable from Spoken for services provided.
Upon the achievement of three specified performance targets ("Earn-outs"), the Company may be required to pay up to $16 million of contingent consideration to Spoken's former owners and employees and up to $4 million in discretionary earn-out bonuses ("Earn-out Bonuses") to Spoken employees who are believed to have contributed to the achievement of the Earn-outs. The fair value of the Earn-outs at the Acquisition Date was $14 million, which was calculated using a probability-weighted discounted cash flow model and will be remeasured to fair value at each subsequent reporting period. The Earn-out Bonuses, which are intended to incentivize remaining employees to assist in achieving the Earn-outs, are excluded from the acquisition consideration and will be recognized as compensation expense in the Company's consolidated financial statements ratably over the estimated Earn-out periods.
The Company recorded goodwill of $122 million, which has been assigned to the GCS segment, identifiable intangible assets with a fair value of $64 million, and other net liabilities of $13 million. The goodwill recognized is attributable primarily to the potential that the Spoken technology, cloud platform and assembled workforce will accelerate the Company's growth in cloud-based solutions. The Company has determined that the goodwill is not deductible for tax purposes. The purchase price allocation is preliminary and subject to revision as additional information regarding the fair value of assets and liabilities acquired becomes available. Additional information that existed at the Acquisition Date that was unknown may become known during the remainder of the measurement period, a period not to exceed twelve months from the Acquisition Date. Adjustments in the purchase price allocation may require changes to certain assets and liabilities retroactive to the period in which the acquisition occurred. Any effects on earnings as a result of these potential changes would be calculated as if the accounting had been completed at the Acquisition Date and recognized in the reporting period the adjustments were identified.

The acquired intangible assets of $64 million include technology and patents of $61 million with a weighted average useful life of 4.9 years for all technology assets except in-process research & development ("IPR&D") activities, which are considered indefinite lived until projects are completed or abandoned, and customer relationships of $3 million with a weighted average useful life of 7.5 years.
The Company recorded $2 million of acquisition-related costs, which include investment banking, legal and other third-party costs and $5 million of compensation expense resulting from the accelerated vesting of certain unvested Spoken stock option awards because post-combination service requirements were eliminated.
Spoken became a wholly-owned subsidiary of the Company, whose unaudited interim Condensed Consolidated Financial Statements reflect the financial results of the operations of Spoken beginning on March 9, 2018. The operating results of Spoken from March 9, 2018 through March 31, 2018 were immaterial.

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
The Company determined that no events occurred or circumstances changed during the period from December 16, 2017 through March 31, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor) that would more likely than not reduce the fair value of any of the Company's reporting units below their respective carrying amounts. However, if conditions deteriorate or there is a change in the business, it may be necessary to record impairment charges in the future.
The Company adjusted the carrying value of goodwill upon application of fresh start accounting.
As discussed in Note 1 "Revision of Prior Period Amounts", prior period amounts as reported have been revised, where applicable.
The carrying value of goodwill by operating segments for the periods indicated was as follows:

	As Previously Reported
(In millions)	Global Communications Solutions	Avaya Global Services	Total
September 30, 2017 (Predecessor)	$1,093	$2,449	$3,542
Adjustments	(1)	—	(1)
Impact of fresh start accounting	68	(977)	(909)
December 15, 2017 (Predecessor)	$1,160	$1,472	$2,632

December 16, 2017 (Successor)	$1,160	$1,472	$2,632

	Adjustments
(In millions)	Global Communications Solutions	Avaya Global Services	Total
September 30, 2017 (Predecessor)	$—	$—	$—
Adjustments	—	—	—
Impact of fresh start accounting	11	15	26
December 15, 2017 (Predecessor)	$11	$15	$26

December 16, 2017 (Successor)	$11	$15	$26

	Revised
(In millions)	Global Communications Solutions	Avaya Global Services	Total
September 30, 2017 (Predecessor)	$1,093	$2,449	$3,542
Adjustments	(1)	—	(1)
Impact of fresh start accounting	79	(962)	(883)
December 15, 2017 (Predecessor)	$1,171	$1,487	$2,658

December 16, 2017 (Successor)	$1,171	$1,487	$2,658
Acquisition	122	—	122
March 31, 2018 (Successor)	$1,293	$1,487	$2,780
Intangible Assets
Intangible assets include technology, customer relationships, trademarks and trade-names and other intangibles. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from one year to nineteen years.
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
The Company determined that no events had occurred or circumstances changed during the period from December 16, 2017 through March 31, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor) that would indicate that its long-lived assets, including intangible assets with finite lives, may not be recoverable or that it is more likely than not that its intangible assets with indefinite lives are impaired. However, if conditions deteriorate or there is a change in the business, it may be necessary to record impairment charges in the future.
The Company adjusted the carrying value of intangible assets upon application of fresh start accounting.
The gross carrying amount and accumulated amortization by major intangible asset category as of March 31, 2018 (Successor) and September 30, 2017 (Predecessor) were as follows:

	Successor
	As of March 31, 2018
(In millions)	Technology and patents	Customer relationships and other intangibles	Trademarks and trade names	Total
Gross Carrying Amount	$966	$2,158	$375	$3,499
Accumulated Amortization	(48)	(46)	(1)	(95)
Net	$918	$2,112	$374	$3,404

	Predecessor
	As of September 30, 2017
(In millions)	Technology and patents	Customer relationships and other intangibles	Trademarks and trade names	Total
Gross Carrying Amount	$1,427	$2,196	$545	$4,168
Accumulated Amortization	(1,411)	(2,091)	—	(3,502)
Accumulated Impairment	—	—	(355)	(355)
Net	$16	$105	$190	$311
Amortization expense related to intangible assets was $81 million, $95 million and $13 million for the three months ended March 31, 2018 (Successor), the period from December 16, 2017 through March 31, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor), respectively. Amortization expense related to intangible assets was $62 million and $124 million for the three and six months ended March 31, 2017 (Predecessor), respectively.

Amortizable technology and patents have useful lives that range between 1 year and 10 years with a weighted average remaining useful life of 5.4 years. IPR&D activities are considered indefinite-lived until projects are completed or abandoned. Customer relationships have useful lives that range between 1 year and 19 years with a weighted average remaining useful life of 14.3 years. Amortizable product trade names have useful lives of 10 years with weighted average remaining useful life of 9.7 years. The Avaya trade name is expected to generate cash flows indefinitely and, consequently, this asset is classified as an indefinite-lived intangible.
Future amortization expense related to amortizable intangible assets as of March 31, 2018 is as follows:

(In millions)
Remainder of fiscal 2018	$167
2019	334
2020	333
2021	332
2022	305
2023 and thereafter	1,596
Total	$3,067

7.	Supplementary Financial Information
Supplemental Operations Information
A summary of other expense, net for the periods indicated is presented in the following table:

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended March 31, 2018	Three months ended March 31, 2017	Period from December 16, 2017 through March 31, 2018	Period from October 1, 2017 through December 15, 2017	Six months ended March 31, 2017
OTHER EXPENSE, NET
Interest income	$1	$1	$1	$2	$1
Foreign currency losses, net	(3)	(12)	(1)	—	(1)
Income from TSA, net	4	—	4	3	—
Other pension and post-retirement benefit credits (costs), net	4	(11)	5	(8)	(17)
Change in fair value of the liability for warrants	(10)	—	(15)	—	—
Gain on sale of long-lived assets	1	—	1	—	—
Other, net	—	—	—	1	(1)
Total other expense, net	$(3)	$(22)	$(5)	$(2)	$(18)
As discussed in Note 1 "Revision of Prior Period Amounts", prior period amounts as reported have been revised, where applicable.

A summary of reorganization items, net for the periods indicated is presented in the following tables:

	Successor	Predecessor
(In millions)	Three months ended March 31, 2018	Three months ended March 31, 2017
REORGANIZATION ITEMS, NET
Bankruptcy-related professional fees	$—	$(28)
DIP Credit Agreement financing costs	—	(14)
Net gain on settlement of liabilities subject to compromise	—	—
Net gain on fresh start adjustments	—	—
Other items, net	—	—
Reorganization items, net	$—	$(42)
Cash payments for reorganization items	$—	$6

	Successor	Predecessor
		As Previously Reported	Adjustments	Revised
(In millions)	Period from December 16, 2017 through March 31, 2018	Period from October 1, 2017 through December 15, 2017	Period from October 1, 2017 through December 15, 2017	Period from October 1, 2017 through December 15, 2017	Six months ended March 31, 2017
REORGANIZATION ITEMS, NET
Bankruptcy-related professional fees	$—	$(56)	$—	$(56)	$(28)
DIP Credit Agreement financing costs	—	—	—	—	(14)
Net gain on settlement of liabilities subject to compromise	—	1,804	(26)	1,778	—
Net gain on fresh start adjustments	—	1,671	26	1,697	—
Other items, net	—	(3)	—	(3)	—
Reorganization items, net	$—	$3,416	$—	$3,416	$(42)
Cash payments for reorganization items	$1	$2,524	$—	$2,524	$6
Costs directly attributable to the implementation of the Plan of Reorganization were reported as reorganization items, net. The cash payments for reorganization items for the period from October 1, 2017 through December 15, 2017 (Predecessor) included$2,468 million of claims paid related to liabilities subject to compromise and $56 million for bankruptcy-related professional fees, including emergence and success fees paid on the Emergence Date.

8.	Business Restructuring Reserves and Programs
For the period from December 16, 2017 through March 31, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor), the Company recognized restructuring charges of $50 million and $14 million, respectively, including adjustments to the restructuring programs of prior fiscal years primarily consisting of the termination/buyout of leases. As the Company continues to evaluate opportunities to streamline its operations, it may identify cost savings globally and take additional restructuring actions in the future and the costs of those actions could be material.
Fiscal 2018 Restructuring Program
Recognized restructuring charges for fiscal 2018 restructuring programs included employee separation costs associated with employee severance actions primarily in Europe, Middle East and Africa ("EMEA"), the U.S. and Asia-Pacific ("APAC"), for which the related payments are expected to be completed by the beginning of fiscal 2025. The separation charges include, but are not limited to, termination payments, pension fund payments, and health care and unemployment insurance costs to be paid to, or on behalf of, the affected employees. Lease obligation charges were also incurred in connection with the termination of certain U.S. real estate leases.

The following table summarizes the components of the fiscal 2018 restructuring program for the period from December 16, 2017 through March 31, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor):

(In millions)	Employee Separation Costs	Lease Obligations	Total
2018 restructuring charges	$12	$—	$12
Cash payments	(3)	—	(3)
Balance as of December 15, 2017 (Predecessor)	$9	$—	$9

Balance as of December 16, 2017 (Successor)	$9	$—	$9
2018 restructuring charges	39	10	49
Cash payments	(9)	(10)	(19)
Balance as of March 31, 2018 (Successor)	$39	$—	$39

Fiscal 2017 Restructuring Program
During fiscal 2017, the Company identified opportunities to streamline operations and generate costs savings, which included eliminating employee positions. These obligations are primarily for employee separation costs associated with fiscal 2017 employee severance actions in the U.S. and EMEA, for which the related payments are expected to be completed in fiscal 2023. The separation charges include, but are not limited to, pension fund payments and health care and unemployment insurance costs to be paid to, or on behalf of, the affected employees.
The following table summarizes the components of the fiscal 2017 restructuring program for the period from December 16, 2017 through March 31, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor):

(In millions)	Employee Separation Costs	Lease Obligations	Total
Balance as of September 30, 2017 (Predecessor)	$4	$1	$5
Cash payments	(1)	(1)	(2)
Balance as of December 15, 2017 (Predecessor)	$3	$—	$3

Balance as of December 16, 2017 (Successor)	$3	$—	$3
Balance as of March 31, 2018 (Successor)	$3	$—	$3
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

The following table aggregates the components of the fiscal 2008 through 2016 restructuring programs for the period from December 16, 2017 through March 31, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor):

(In millions)	Employee Separation Costs	Lease Obligations	Total
Balance as of September 30, 2017 (Predecessor)	$51	$24	$75
Cash payments	(3)	(17)	(20)
Expense	1	1	2
Adjustments - fresh start and reorganization items	$4	$(1)	$3
Balance as of December 15, 2017 (Predecessor)	$53	$7	$60

Balance as of December 16, 2017 (Successor)	$53	$7	$60
Expense	1	—	1
Cash payments	(7)	(2)	(9)
Impact of foreign currency fluctuations	2	1	3
Balance as of March 31, 2018 (Successor)	$49	$6	$55

9.	Financing Arrangements
The following table reflects principal amounts of debt and debt net of discounts and issuance costs as of March 31, 2018 (Successor) and principal amounts of debt and debt net of discounts and issuance costs as of September 30, 2017 (Predecessor), which includes the impact of adequate protection payments and accrued interest as of January 19, 2017:

	Successor		Predecessor
	March 31, 2018		September 30, 2017
(In millions)	Principal amount	Net of discounts and issuance costs	Principal amount	Net of discounts and issuance costs
Term Loan Credit Agreement	$2,918	$2,889	$—	$—
DIP Credit Agreement due January 19, 2018	—	—	725	725
First lien debt:
Senior secured term B-3 loans	—	—	594	594
Senior secured term B-4 loans	—	—	1	1
Senior secured term B-6 loans	—	—	519	519
Senior secured term B-7 loans	—	—	2,012	2,012
7% senior secured notes	—	—	982	982
9% senior secured notes	—	—	284	284
Second lien debt:
10.50% senior secured notes	—	—	1,440	1,440
Total debt	$2,918	2,889	$6,557	6,557
Debt maturing within one year		(29)		(725)
Long-term debt, net of current portion(1)		$2,860		$5,832
(1) Pre-petition long-term debt as of September 30, 2017 (Predecessor) was included in liabilities subject to compromise.
On the Emergence Date:

1.	the Successor Company entered into the Term Loan Credit Agreement and the ABL Credit Agreement;

2.	the DIP Credit Agreement was paid in full;

3.
the holders of the Predecessor first lien obligations received cash and Successor Company common stock (aggregate fair value of $3,570 million) and the Company cancelled $4,281 million of the Predecessor first lien obligations; and

4.
the holders of the Predecessor second lien obligations received Successor Company common stock and Warrants to purchase common stock (aggregate fair value of $84 million) and the Company cancelled $1,440 million of the Predecessor second lien obligations.

Successor Financing
On the Emergence Date, Avaya Inc. entered into (i) the Term Loan Credit Agreement among Avaya Inc., as borrower, Avaya Holdings, the lending institutions from time to time party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent, which provided a $2,925 million term loan facility maturing on December 15, 2024 and (ii) the ABL Credit Agreement maturing on December 15, 2022, among Avaya Inc., as borrower, Avaya Holdings, the several other borrowers party thereto, the several lenders from time to time party thereto, and Citibank, N.A., as administrative agent and collateral agent, which provided a revolving credit facility consisting of a U.S. tranche and a foreign tranche allowing for borrowings of up to an aggregate principal amount of $300 million from time to time, subject to borrowing base availability (the ABL Credit Agreement together with the Term Loan Credit Agreement, the “Credit Agreements”). The Term Loan Credit Agreement, in the case of ABR Loans, bears interest at a rate per annum equal to 3.75% plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the U.S. prime rate as publicly announced in the Wall Street Journal and (iii) the London Inter-bank Offered Rate ("LIBOR Rate") for an interest period of one month and in the case of LIBOR Loans, bears interest at a rate per annum equal to 4.75% plus the applicable LIBOR rate, subject to a 1.0% floor. The ABL Credit Agreement bears interest:

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

3.
In the case of Canadian Prime Rate Loans denominated in Canadian dollars, at a rate per annum equal to 0.75% (subject to a 0.25% step-up or step-down based on availability) plus the highest of (i) the “Base Rate” as publicly announced by Citibank, N.A., Canadian branch and (ii) the rate of interest per annum equal to the average rate applicable to Canadian Dollar Bankers Rate ("CDOR Rate") for an interest period of 30 days;

4.	In the case of CDOR Rate Loans denominated in Canadian dollars, at a rate per annum equal to 1.75% (subject to a 0.25% step-up or step-down based on availability) plus the applicable CDOR Rate;

5.	In the case of LIBOR Rate Loans denominated in Sterling, at a rate per annum equal to 1.75% (subject to a 0.25% step-up or step-down based on availability) plus the applicable LIBOR Rate;

6.
In the case of Euro Interbank Offered Rate ("EURIBOR Rate") Loans denominated in Euro, at a rate per annum equal to 1.75% (subject to a 0.25% step-up or step-down based on availability) plus the applicable LIBOR Rate; and

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
As of March 31, 2018, the Company was not in default under any of its debt agreements.
Under the terms of the ABL Credit Agreement, the Company can issue letters of credit up to $150 million. At March 31, 2018, the Company had issued and outstanding letters of credit and guarantees of $50 million. The aggregate additional principal amount that may be borrowed under the ABL Credit Agreement, based on the borrowing base less $50 million of outstanding letters of credit and guarantees, was $213 million at March 31, 2018.
The weighted average contractual interest rate of the Company’s outstanding debt as of March 31, 2018 was 6.5%.
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
Capital Lease Obligations
Included in other liabilities is $19 million and $14 million of capital lease obligations, net of imputed interest as of March 31, 2018 (Successor) and September 30, 2017 (Predecessor), respectively, and excluded amounts included in liabilities subject to compromise of $12 million as of September 30, 2017.
The Company outsources certain delivery services associated with the Avaya Private Cloud Services business. That agreement also included the sale of specified assets owned by the Company, which are being leased-back by the Company and accounted for as a capital lease. As of March 31, 2018 (Successor) and September 30, 2017 (Predecessor), capital lease obligations associated with this agreement were $18 million and $24 million, respectively, and include $10 million within liabilities subject to compromise as of September 30, 2017.

10.	Derivative Warrant Liability
In accordance with the Plan of Reorganization, on the Emergence Date the Company issued Warrants to purchase 5,645,200 shares of Successor common stock to the holders of the Predecessor second lien obligations pursuant to a warrant agreement. Each Warrant has an exercise price of $25.55 per share and expires December 15, 2022. The Company accounts for derivative financial instruments in accordance with FASB ASC 815, "Derivatives and Hedging." The Warrants contain certain derivative features that require the Warrants to be classified as a liability and for changes in fair value of the liability to be recognized in earnings each reporting period. The Successor Company had no other derivative instruments at March 31, 2018.
As discussed in Note 1 "Revision of Prior Period Amounts", prior period amounts as reported have been revised, where applicable.
The fair value of the Warrants was determined using a probability weighted Black-Scholes option pricing model. This model requires certain input assumptions including risk-free interest rates, volatility, expected life and dividend rates. Selection of these inputs involves significant judgment.
The fair value of the Warrants on the Emergence Date and as of March 31, 2018, and recorded in Long-term liabilities - Other in the unaudited interim Condensed Consolidated Balance Sheets, was determined by using the Black-Scholes option pricing model with the input assumptions summarized below.

		As Previously Reported	Revised
	March 31, 2018	December 15, 2017	December 15, 2017
Expected volatility	49.10%	54.57%	54.38%
Risk free interest rates	2.52%	2.20%	2.20%
Expected remaining life (in years)	4.72	5.00	5.00
Price per share of common stock	$22.40	$14.93	$15.16
No additional Warrants were issued since the Emergence Date, nor have any Warrants been exercised during this time.

The change in fair value is presented below:

(In millions)
Fair value of the liability for Warrants as of December 16, 2017 (Successor)	$17
Change in fair value	15
Fair value of the liability for Warrants as of March 31, 2018 (Successor)	$32
Accordingly, the Company recorded a loss of $10 million and $15 million for the three months ended March 31, 2018 (Successor) and the period from December 16, 2017 through March 31, 2018 (Successor), respectively, related to the change in fair value of the liability for Warrants. The fair value loss was recognized in Other expense, net in the Condensed Consolidated Statements of Operations.

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
Asset and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 (Successor) and September 30, 2017 (Predecessor) were as follows:

	Successor
	March 31, 2018
	Fair Value Measurements Using
(In millions)	Total	Level 1	Level 2	Level 3
Other Non-Current Assets:
Investments	$2	$2	$—	$—
Other Non-Current Liabilities:
Warrants	$32	$—	$—	$32

	Predecessor
	September 30, 2017
	Fair Value Measurements Using
(In millions)	Total	Level 1	Level 2	Level 3
Other Non-Current Assets:
Investments	$1	$1	$—	$—

Investments
Investments classified as Level 1 assets are priced using quoted market prices for identical assets in active markets that are observable.
Warrants
Warrants classified as Level 3 liabilities are priced using the Black-Scholes option pricing model. The change in fair value of the Warrants is recognized in Other expense, net in the Condensed Consolidated Statements of Operations.
Fair Value of Financial Instruments
The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, to the extent the underlying liability will be settled in cash, approximate carrying values because of the short-term nature of these instruments.
The estimated fair values of amounts borrowed under the Company’s financing arrangements at March 31, 2018 (Successor) and September 30, 2017 (Predecessor) were estimated based on a Level 2 input based on a market approach utilizing market-clearing data on the valuation date in addition to bid/ask prices.
The estimated fair values of the amounts borrowed under the Company’s financing agreements at March 31, 2018 (Successor) and September 30, 2017 (Predecessor) are as follows:

	Successor		Predecessor
	March 31, 2018		September 30, 2017
(In millions)	Principal Amount	Fair Value	Principal Amount	Fair Value
Term Loan Credit Agreement due December 15, 2024	$2,918	$2,940	$—	$—
DIP Credit Agreement due January 19, 2018	—	—	725	732
Variable rate Term B-3 Loans due October 26, 2017	—	—	594	503
Variable rate Term B-4 Loans due October 26, 2017	—	—	1	1
Variable rate Term B-6 Loans due March 31, 2018	—	—	519	440
Variable rate Term B-7 Loans due May 29, 2020	—	—	2,012	1,709
7% senior secured notes due April 1, 2019	—	—	982	832
9% senior secured notes due April 1, 2019	—	—	284	241
10.50% senior secured notes due March 1, 2021	—	—	1,440	67
Total	$2,918	$2,940	$6,557	$4,525
The Company adjusted the carrying value of debt to fair value upon application of fresh start accounting.

12.	Income Taxes
For the period from October 1, 2017 through December 15, 2017 (Predecessor), the difference between the Company’s recorded provision and the provision that would result from applying the U.S. statutory rate of 35% is primarily attributable to: (1) income and losses taxed at different foreign tax rates, (2) losses generated within certain foreign jurisdictions for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) non-U.S. withholding taxes on foreign earnings, (4) current period changes to unrecognized tax positions, (5) U.S. state and local income taxes, and (6) the impact of reorganization and fresh start adjustments.
For the three months ended March 31, 2018 (Successor) and the period from December 16, 2017 through March 31, 2018 (Successor), the difference between the Company’s recorded benefit and the benefit that would result from applying the new U.S. statutory rate of 24.5%, is primarily attributable to: (1) income and losses taxed at different foreign tax rates, (2) losses generated within certain foreign jurisdictions for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) non-U.S. withholding taxes on foreign earnings, (4) current period changes to unrecognized tax positions, (5) U.S. state and local income taxes, and (6) the impact of the Tax Cuts and Jobs Act (“the Act”), as more fully described below.
For the three months ended March 31, 2017 (Predecessor) and the six months ended March 31, 2017 (Predecessor), the difference between the Company’s recorded provision and the benefit that would result from applying the U.S. statutory rate of 35% is primarily attributable to: (1) income and losses taxed at different foreign tax rates, (2) changes in the valuation allowance established against the Company’s deferred tax assets, and (3) current period changes to unrecognized tax positions.

Under the Plan of Reorganization a substantial amount of the Company’s debt was extinguished. Absent an exception, a debtor recognizes cancellation of indebtedness income (“CODI”) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The Internal Revenue Code of 1986, as amended, provides that a debtor in a bankruptcy case may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of any CODI recognized as a result of the consummation of a plan of reorganization. The amount of CODI recognized by a taxpayer is the adjusted issue price of any indebtedness discharged less the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued and (iii) the fair market value of any other consideration, including equity, issued. The reduction in tax attributes does not occur until the first day of the Company’s first tax year subsequent to the date of emergence, which is October 1, 2018. The Company estimates that the U.S. federal net operating loss (“NOL”) and tax credits disclosed in its September 30, 2017 Condensed Consolidated Financial Statements and the tax loss generated during the September 30, 2018 tax year will be entirely eliminated on October 1, 2018. The Company estimates that $189 million of the tax loss generated during the period from October 1, 2017 through December 15, 2017 (Predecessor) will be absorbed by taxable income generated during the period from December 16, 2017 through September 30, 2018 (Successor). These estimates are subject to revision and any changes in the estimates will affect income or loss from continuing operations in the fiscal year ending September 30, 2018.
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
On December 22, 2017, the Act was signed into law. The Act lowered the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. Corporations with a fiscal year-end that is not a calendar year but includes January 1, 2018 are subject to a blended tax rate based on the number of days in the fiscal year before and after January 1, 2018. The Company has a September 30th tax year-end and therefore the U.S. federal tax rate for the fiscal year ending September 30, 2018 is 24.5%.
The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) on December 22, 2017, which provided guidance to registrants on the accounting for tax related impacts under the Act.  The guidance provides a measurement period of up to one year after the enactment date for companies to complete the tax accounting implications of the Act.  As of the first quarter, the Company has provided a provisional estimate related to the revaluation of its deferred taxes and the deemed repatriation of unremitted foreign earnings. The Company will continue to refine its estimate, which could result in a material adjustment, given additional guidance under the Act, interpretations, available information and assumptions made by the Company. As a fiscal year-end tax filer, we are subject to various provisions under the Act for fiscal 2018, including the change to the U.S. federal statutory tax rate and the mandatory deemed repatriation of unremitted foreign earnings. Beginning in the Company's 2019 fiscal year, various other newly enacted provisions will become effective, including provisions that may result in the current U.S. taxation of certain income earned by the Company’s foreign subsidiaries. The FASB has published guidance (Topic 740, No. 5), regarding how to account for the Global Intangible Low-Taxed Income (“GILTI”) provisions included in the Act. The guidance states that a company may make a policy decision with respect to the accounting for taxes related to GILTI and whether deferred taxes should be established. The Company estimates that it will generate income that may be taxed as GILTI beginning in fiscal 2019. On a provisional basis, no deferred taxes have been established for GILTI as of March 31, 2018.
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

The provisional amount of the reduction to the net deferred tax liability as a result of the Act is $242 million and has been recorded as an income tax benefit from continuing operations in the Successor period.

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
On December 15, 2017, the APPSE, a qualified pension plan, was settled with the PBGC. At that time, the Company and the PBGC executed a termination and trusteeship agreement to terminate the APPSE and to appoint the PBGC as the statutory trustee of the plan. The Company also paid settlement consideration to the PBGC consisting of $340 million in cash and 6.1 million shares of Successor Company common stock (fair value of $92 million). With this payment, any accrued but unpaid minimum funding contributions due were deemed to have been paid in full. As a result of the plan termination on December 15, 2017, the Company's projected benefit obligation and pension trust assets were reduced by $2,192 million and $1,573 million, respectively. Including the settlement consideration and $703 million of Accumulated other comprehensive loss recorded in the Condensed Consolidated Balance Sheet, a settlement loss of $516 million was recorded in Reorganization items, net in the Condensed Consolidated Statement of Operations.
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
The components of the pension and post-retirement net periodic benefit cost (credit) for the periods indicated are provided in the tables below:

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended March 31, 2018	Three months ended March 31, 2017	Period from December 16, 2017 through March 31, 2018	Period from October 1, 2017 through December 15, 2017	Six months ended March 31, 2017
Pension Benefits - U.S.
Components of Net Periodic Benefit (Credit) Cost
Service cost	$1	$1	$1	$1	$2
Interest cost	9	25	10	22	49
Expected return on plan assets	(16)	(45)	(18)	(38)	(90)
Amortization of unrecognized prior service cost	—	1	—	—	1
Amortization of previously unrecognized net actuarial loss	—	25	—	20	51
Settlement loss(1)	—	—	—	—	—
Net periodic benefit (credit) cost	$(6)	$7	$(7)	$5	$13

(1) Excludes Plan of Reorganization related settlements that were recorded in Reorganization items, net in the Condensed Consolidated Statements of Operations.

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended March 31, 2018	Three months ended March 31, 2017	Period from December 16, 2017 through March 31, 2018	Period from October 1, 2017 through December 15, 2017	Six months ended March 31, 2017
Pension Benefits - Non-U.S.
Components of Net Periodic Benefit Cost
Service cost	$2	$2	$2	$2	$4
Interest cost	2	2	2	3	4
Expected return on plan assets	—	(1)	—	—	(1)
Amortization of previously unrecognized net actuarial loss	—	5	—	1	8
Net periodic benefit cost	$4	$8	$4	$6	$15

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended March 31, 2018	Three months ended March 31, 2017	Period from December 16, 2017 through March 31, 2018	Period from October 1, 2017 through December 15, 2017	Six months ended March 31, 2017
Post-retirement Benefits - U.S.
Components of Net Periodic Benefit Cost (Credit)
Service cost	$—	$1	$—	$—	$1
Interest cost	3	3	3	3	6
Expected return on plan assets	(2)	(3)	(2)	(2)	(5)
Amortization of unrecognized prior service cost		(4)	—	(3)	(8)
Amortization of previously unrecognized net actuarial loss	—	3	—	2	6
Curtailment	—	—	—	—	(4)
Net periodic benefit cost (credit)	$1	$—	$1	$—	$(4)
The service components of net periodic benefit cost (credit) are recorded similar to compensation expense, while all other components are recorded in Other expense, net.
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
The Company made $10 million in contributions to satisfy minimum statutory funding requirements for its U.S funded defined benefit pension plans for the period from December 16, 2017 through March 31, 2018 (Successor) and no contributions to satisfy minimum statutory funding requirements for its U.S. funded defined benefit pension plans for the period from October 1, 2017 through December 15, 2017 (Predecessor), exclusive of the payments discussed above as part of the Plan of Reorganization for the APP and settlement consideration to the PBGC for the APPSE. Estimated payments to satisfy minimum statutory funding requirements for the remainder of fiscal 2018 are $32 million.

The Company provides for certain pension benefits for non-U.S. employees, the majority of which are not pre-funded. The Company made payments for these non-U.S. pension benefits for the period from December 16, 2017 through March 31, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor) totaling $15 million and $3 million, respectively. Estimated payments for these non-U.S. pension benefits for the remainder of fiscal 2018 are $10 million.
During the period from December 16, 2017 through March 31, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor), the Company contributed $0 million and $2 million, respectively, to the represented employees’ post-retirement health trust to fund current benefit claims and costs of administration in compliance with the terms of the CBA, as extended through September 21, 2019. Estimated payments under the terms of the 2009 agreement as extended are $6 million for the remainder of fiscal 2018.
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
The Successor Company's Board of Directors or any committee duly authorized thereby will administer the 2017 Equity Incentive Plan. The administrator has broad authority to, among other things: (i) select participants; (ii) determine the types of awards that participants are to receive and the number of shares that are to be granted under such awards; and (iii) establish the terms and conditions of awards, including the price to be paid for the shares or the award.
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
The maximum number of shares of common stock that may be issued or granted under the 2017 Equity Incentive Plan is 7,381,609 shares. If any option or other stock-based award granted under the 2017 Equity Incentive Plan expires, terminates or is cancelled for any reason without having been exercised in full, the number of shares of common stock underlying any unexercised award will again be available for the purpose of awards under the 2017 Equity Incentive Plan. If any shares of restricted stock, performance awards or other stock-based awards denominated in shares of common stock awarded under the 2017 Equity Incentive Plan to a participant are forfeited for any reason, the number of forfeited shares of restricted stock, performance awards or other stock-based awards denominated in shares of common stock will again be available for purposes of awards under the 2017 Equity Incentive Plan. Any award under the 2017 Equity Incentive Plan settled in cash will not be counted against the foregoing maximum share limitations. Shares withheld by the Company in satisfaction of the applicable exercise price or withholding taxes upon the issuance, vesting or settlement of awards, in each case, shall not be available for future issuance under the 2017 Equity Incentive Plan.
The aggregate grant date fair value of all awards granted to any non-employee director during any calendar year (excluding awards made pursuant to deferred compensation arrangements made in lieu of all or a portion of cash retainers and any dividends payable in respect of outstanding awards) may not exceed $750,000.
On the Emergence Date, share-based compensation awards granted by the Company consisted of 3,440,528 restricted stock units and 1,146,835 stock options to executives and other employees. The awards are subject to time-based vesting.
The fair value of the premium-priced stock options granted on the Emergence Date was determined using a lattice option pricing model. The Black-Scholes option pricing model is used to value Successor stock options for all options granted thereafter. The valuation assumptions include the following: (1) expected term based on the vesting terms of the option and a contractual life of ten years; (2) volatility based on peer group companies adjusted for the Company's leverage; (3) risk-free rate based on U.S. Treasury yields with a term equal to the expected option term; and (4) dividend yield assumed to be zero as the Company does not anticipate paying dividends.
For the three months ended March 31, 2018, the Company granted 323,332 restricted stock units and 81,550 non-qualified stock options.

Following the aforementioned grants and as of March 31, 2018, there were 2,507,864 shares remaining under the 2017 Equity Incentive Plan available to be granted.
Share-based compensation expense recorded for the three months ended March 31, 2018 and the period from December 16, 2017 through March 31, 2018 was $5 million and $6 million, respectively. As of the Emergence Date, forfeitures are accounted for as incurred.
Predecessor
Prior to the Emergence Date, the Predecessor Company had granted share-based awards that were cancelled upon emergence from bankruptcy. In conjunction with the cancellation, the Predecessor Company accelerated the unrecognized share-based compensation expense and recorded $3 million of compensation expense in the period from October 1, 2017 through December 15, 2017 principally in reorganization costs.
Share-based compensation expense recorded for the three and six months ended March 31, 2017 was $4 million and $6 million, respectively.
15. Capital Stock
Successor
Preferred Stock. The Successor Company's certificate of incorporation authorizes it to issue up to 55.0 million shares of preferred stock with a par value of $0.01 per share. As of March 31, 2018, there were no preferred shares issued or outstanding.
Common Stock. The Successor Company's certificate of incorporation authorizes it to issue up to 550.0 million shares of common stock with a par value of $0.01 per share. As of March 31, 2018, there were 110.0 million shares issued and 109.8 million outstanding.
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
The Successor Company issued 110.0 million shares of common stock of which 109.8 million shares were outstanding at March 31, 2018.
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

The following table sets forth the calculation of net (loss) income attributable to common shareholders and the computation of basic and diluted (loss) earnings per share for the periods indicated:

	Successor	Predecessor	Successor	Predecessor
(In millions, except per share amounts)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Period from December 16, 2017 through March 31, 2018	Period from October 1, 2017 through December 15, 2017	Six months ended March 31, 2017
Net (loss) income per share:
Numerator
Net (loss) income	$(130)	$(8)	$107	$2,977	$(111)
Dividends to preferred stockholders	—	(7)	—	(6)	(15)
Undistributed earnings	(130)	(15)	107	2,971	(126)
Percentage allocated to common stockholders(1)	100.0%	100.0%	100.0%	86.9%	100.0%
Numerator for basic and diluted earnings per common share	$(130)	$(15)	$107	$2,582	$(126)

Denominator
Denominator for basic earnings per weighted average common shares	109.8	497.1	109.8	497.3	497.0
Effect of dilutive securities
Restricted stock units	—	—	1.0	—	—
Stock options	—	—	—	—	—
Warrants	—	—	—	—	—
Denominator for diluted earnings per weighted average common shares	109.8	497.1	110.8	497.3	497.0

Per common share net (loss) income
Basic	$(1.18)	$(0.03)	$0.97	$5.19	$(0.25)
Diluted	$(1.18)	$(0.03)	$0.96	$5.19	$(0.25)

(1) Basic weighted average common stock outstanding	109.8	497.1	109.8	497.3	497.0
Basic weighted average common stock and common stock equivalents (preferred shares)	109.8	497.1	109.8	572.4	497.0
Percentage allocated to common stockholders	100.0%	100.0%	100.0%	86.9%	100.0%
For the three months ended March 31, 2018, the Company excluded 1.1 million stock options, 3.5 million restricted stock units, and 5.6 million warrants to purchase common stock from the diluted earnings per share calculations as their effect would be anti-dilutive. For the period from December 16, 2017 through March 31, 2018, the Company excluded 1.1 million stock options, 0.1 million restricted stock units, and 5.6 million warrants to purchase common stock from the diluted earnings per share calculations as their effect would be anti-dilutive.

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
Summarized financial information relating to the Company’s operating segments is shown in the following table for the periods indicated:

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Period from December 16, 2017 through March 31, 2018	Period from October 1, 2017 through December 15, 2017	Six months ended March 31, 2017
REVENUE
Global Communications Solutions	$317	$309	$394	$253	$655
Avaya Networking (1)	—	39	—	—	94
Enterprise Collaboration Solutions	317	348	394	253	749
Avaya Global Services	440	456	534	351	930
Unallocated amounts (2)	(85)	—	(108)	—	—
	$672	$804	$820	$604	$1,679
GROSS PROFIT
Global Communications Solutions	$214	$210	$263	$169	$443
Avaya Networking (1)	—	11	—	—	33
Enterprise Collaboration Solutions	214	221	263	169	476
Avaya Global Services	255	269	325	196	554
Unallocated amounts (3)	(146)	(6)	(187)	(3)	(11)
	323	484	401	362	1,019
OPERATING EXPENSES
Selling, general and administrative	282	292	332	264	628
Research and development	50	57	59	38	119
Amortization of intangible assets	40	56	47	10	113
Restructuring charges, net	40	4	50	14	14
	412	409	488	326	874
OPERATING (LOSS) INCOME	(89)	75	(87)	36	145
INTEREST EXPENSE, OTHER EXPENSE, NET AND REORGANIZATION ITEMS, NET	(50)	(102)	(61)	3,400	(272)
(LOSS) INCOME BEFORE INCOME TAXES	$(139)	$(27)	$(148)	$3,436	$(127)
(1) The Networking business was sold on July 14, 2017.
(2) Unallocated amounts in Revenue represent the fair value adjustment to deferred revenue recognized upon emergence from bankruptcy and excluded from segment revenue.
(3) Unallocated amounts in Gross Profit include the fair value adjustments recognized upon emergence from bankruptcy and excluded from segment gross profit; the effect of the amortization of technology intangibles; and costs that are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level.

18.	Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive (loss) income for the periods indicated are summarized as follows:

(In millions)	Change in unamortized pension, post-retirement and postemployment benefit-related items	Foreign Currency Translation	Other	Accumulated Other Comprehensive (Loss) Income
Beginning balance September 30, 2016 (Predecessor)	$(1,627)	$(33)	$(1)	$(1,661)
Other comprehensive income before reclassifications	—	19	—	19
Amounts reclassified to earnings	20	—	—	20
(Provision for) benefit from income taxes	(6)	4	—	(2)
Ending balance March 31, 2017 (Predecessor)	$(1,613)	$(10)	$(1)	$(1,624)

(In millions)	Change in unamortized pension, post-retirement and postemployment benefit-related items	Foreign Currency Translation	Other	Accumulated Other Comprehensive (Loss) Income
Beginning balance September 30, 2017 (Predecessor)	$(1,375)	$(72)	$(1)	$(1,448)
Other comprehensive (loss) income before reclassifications	(24)	3	—	(21)
Amounts reclassified to earnings	16	—	—	16
Pension settlement	721	—	—	721
Provision for income taxes	(58)	—	—	(58)
Ending balance December 15, 2017 (Predecessor)	(720)	(69)	(1)	(790)
Elimination of Predecessor Company accumulated other comprehensive loss	720	69	1	790
Ending balance December 15, 2017 (Predecessor)	$—	$—	$—	$—

Beginning balance December 16, 2017 (Successor)	$—	$—	$—	$—
Other comprehensive loss before reclassifications	—	(25)	—	(25)
Ending balance March 31, 2018 (Successor)	$—	$(25)	$—	$(25)
The amounts reclassified out of accumulated other comprehensive loss are recorded in Other expense, net in the Condensed Consolidated Statements of Operations prior to the impact of income taxes.
19. Related Party Transactions
Pursuant to the Plan of Reorganization confirmed by the Bankruptcy Court, the Successor Company's Board of Directors is comprised of seven directors, including the Successor Company's Chief Executive Officer, James M. Chirico, Jr., and six non-employee directors, William D. Watkins, Ronald A. Rittenmeyer, Stephan Scholl, Susan L. Spradley, Stanley J. Sutula, III and Scott D. Vogel. With the resignation of Mr. Rittenmeyer effective April 29, 2018, the Company's Board of Directors currently has one vacancy.
Specific Arrangements Involving the Company’s Directors and Executive Officers
Laurent Philonenko is a Senior Vice President of Avaya Holdings and he served as an Advisor to Koopid, Inc., a software development company specializing in mobile communications, from February 2017 through February 2018. For the period from December 16, 2017 through March 31, 2018, the Company purchased goods and services from Koopid, Inc. of $1 million.
Ronald A. Rittenmeyer was a Director of Avaya Holdings through April 29, 2018. While he was a Director of Avaya Holdings, Mr. Rittenmeyer served on the board of directors of American International Group, Inc. (“AIG”), a global insurance organization. For the period from December 16, 2017 through March 31, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor), sales of the Company’s products and services to AIG were $2 million and $2 million, respectively.
William D. Watkins is a director and Chair of the Board of Directors of Avaya Holdings. Mr. Watkins currently serves on the board of directors of Flex Ltd., an electronics design manufacturer. For the period from December 16, 2017 through March 31,

2018 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor) and for fiscal 2017, the Company purchased goods and services from subsidiaries of Flex Ltd. of $7 million, $6 million and $38 million, respectively.
Specific Arrangements Among the Predecessor Company, Silver Lake Partners and TPG Capital and their Affiliates
In connection with the Plan of Reorganization, all agreements between the Predecessor Company and Silver Lake Partners, TPG Capital and their affiliates (collectively, the "Predecessor Sponsors") were terminated on the Emergence Date, including the stockholders' agreement, registration rights agreement and management services agreement. In addition, all Predecessor Company equity held by the Predecessor Sponsors was cancelled. No fees were paid to the Predecessor Sponsors in the period from October 1, 2017 through December 15, 2017 (Predecessor).
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
During the period from December 16, 2017 through March 31, 2018 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor) and the six months ended March 31, 2017 (Predecessor), costs incurred in connection with certain legal matters were $0 million, $37 million and $0 million, respectively.
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
This matter, although not yet closed, will receive distribution in accordance with the general unsecured claims procedure in the Company's Plan of Reorganization.
Patent Infringement
In July 2016, BlackBerry Limited (“BlackBerry”) filed a complaint for patent infringement against the Company in the Northern District of Texas, alleging infringement of multiple patents with respect to a variety of technologies including user interface design, encoding/decoding and call routing. In September 2016, the Company filed a motion to dismiss these claims and in October 2016, the Company also filed a motion to transfer this matter to the Northern District of California. In January 2017, the Company filed a notice of Suggestion of Pendency of Bankruptcy, which initially stayed the proceedings. The stay was partially lifted to allow the court in Texas to rule on the two pending motions. The Company’s motion to transfer the case from Texas to California has been denied. The Company’s motion to dismiss BlackBerry’s indirect infringement and willfulness claims was granted, although BlackBerry was provided an opportunity to file an Amended Complaint to cure the deficiencies, which it did on October 19, 2017. BlackBerry filed a proof of claim in the Bankruptcy Court. On February 20, 2018, the Company and BlackBerry entered into a settlement agreement resolving this dispute, and on February 23, 2018, the parties jointly filed a Stipulation of Dismissal with Prejudice with the Court in the Northern District of Texas. The Company considers this matter closed, except for distribution of the pre-petition allowed claim in accordance with the general unsecured claims procedure pursuant to the Company's Plan of Reorganization.
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
Intellectual Property and Commercial Disputes
In January 2010, SAE Power Incorporated and SAE Power Company (“SAE”) filed a complaint in the New Jersey Superior Court asserting various claims including breach of contract, unjust enrichment, promissory estoppel, and breach of the covenant of good faith and fair dealing arising out of Avaya’s relationship with SAE as a supplier of various power supply products. SAE has since asserted additional claims against Avaya for fraud, negligent misrepresentation, misappropriation of trade secrets, and civil conspiracy. SAE seeks to recover for alleged losses stemming from Avaya’s termination of its power supply purchases from SAE, including for Avaya’s alleged disclosure of SAE’s alleged trade secret and/or confidential information to another power supply vendor. On July 19, 2016, the Court entered an order granting Avaya’s motion for partial summary judgment, dismissing certain of SAE’s claims regarding the alleged disclosure of trade secrets. In January 2017, the Company filed a Notice of Suggestion of Pendency of Bankruptcy, which informed the Court of the Company’s voluntary bankruptcy petition filing and stay of proceedings. SAE filed a proof of claim in the Bankruptcy Court. On September 28, 2017, the Company filed a motion in the Bankruptcy Court seeking to estimate SAE’s claim, and the estimation hearing took place on February 15, 2018. On April 23, 2018, the Bankruptcy Court estimated SAE’s pre-petition misappropriation claim in the amount of $1.21 million plus interest, its fraud claim at $0 million and declined to estimate SAE’s breach of contract claim, leaving it to be resolved through the bankruptcy claims allowance process. Once the stay of proceedings is lifted, SAE may pursue its liability claims against Avaya in the New Jersey state court action, subject to the estimation determinations of the Bankruptcy Court. This matter, although not yet closed, will receive distribution in accordance with the general unsecured claims procedure in the Company's Plan of Reorganization.
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

(In millions)
Accrued warranty obligations as of September 30, 2017 (Predecessor)	$2
Reductions for payments and costs to satisfy claims	(1)
Accruals for warranties issued during the period	1
Accrued warranty obligations as of December 15, 2017 (Predecessor)	$2

Accrued warranty obligations as of December 16, 2017 (Successor)	$2
Reductions for payments and costs to satisfy claims	(2)
Accruals for warranties issued during the period	2
Accrued warranty obligations as of March 31, 2018 (Successor)	$2
Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements
Letters of Credit and Guarantees
The Company provides guarantees, letters of credit and surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company's performance in accordance with contractual or legal obligations. As of March 31, 2018 (Successor), the maximum potential payment obligation with regards to letters of credit, guarantees and surety bonds was $61 million. The outstanding letters of credit are collateralized by restricted cash of $4 million included in other assets on the Condensed Consolidated Balance Sheets as of March 31, 2018 (Successor).
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
Credit Facility Indemnification
In connection with the Successor Company's obligations under its post-emergence credit facilities, the Company has agreed to indemnify the third-party lending institutions for costs incurred by the institutions related to non-compliance with environmental law and other liabilities that may arise with respect to the execution, delivery, enforcement, performance and administration of the financing documentation. As of March 31, 2018 (Successor), no amounts were paid or accrued pursuant to this indemnity.
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
The following present:
(1) the Successor Company, Parent Company only, statements of financial position as of March 31, 2018, the statements of operations and comprehensive income (loss) for the three months ended March 31, 2018 and the period from December 16, 2017 through March 31, 2018, and cash flows for the period from December 16, 2017 through March 31, 2018, and;
(2) the Predecessor Company, Parent Company only, statements of financial position as of September 30, 2017, the statements of operations and comprehensive income (loss) for the period from October 1, 2017 through December 15, 2017 and for the three and six months ended March 31, 2017, and cash flows for the period from October 1, 2017 through December 15, 2017.
Avaya Holdings Corp.
Parent Company Only
Condensed Balance Sheets (unaudited)
(In millions)

	Successor	Predecessor
	March 31, 2018	September 30, 2017
ASSETS
Investment in Avaya Inc.	$1,756	$—
TOTAL ASSETS	$1,756	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Deficit in excess of investment in Avaya Inc.	$—	$4,429
TOTAL LIABILITIES	—	4,429
Commitments and contingencies
Predecessor equity awards on redeemable shares	—	7
Preferred stock, Series B	—	393
Preferred stock, Series A	—	184
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,756	(5,013)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,756	$—

Avaya Holdings Corp.
Parent Company Only
Condensed Statements of Operations (unaudited)
(In millions, except per share amounts)

	Successor	Predecessor	Successor	Predecessor
	Three months ended March 31, 2018	Three months ended March 31, 2017	Period from December 16, 2017 through March 31, 2018	Period from October 1, 2017 through December 15, 2017	Six months ended March 31, 2017
Equity in net (loss) income of Avaya Inc.	$(130)	$(8)	$107	$2,977	$(111)
NET (LOSS) INCOME	$(130)	$(8)	$107	$2,977	$(111)
NET (LOSS) INCOME PER SHARE AVAILABLE TO COMMON STOCKHOLDERS
Basic	$(1.18)	$(0.03)	$0.97	$5.19	$(0.25)
Diluted	$(1.18)	$(0.03)	$0.96	$5.19	$(0.25)
Weighted average shares outstanding
Basic	109.8	497.1	109.8	497.3	497.0
Diluted	109.8	497.1	110.8	497.3	497.0
Avaya Holdings Corp.
Parent Company Only
Condensed Statements of Comprehensive (Loss) Income (unaudited)
(In millions)

	Successor	Predecessor	Successor	Predecessor
	Three months ended March 31, 2018	Three months ended March 31, 2017	Period from December 16, 2017 through March 31, 2018	Period from October 1, 2017 through December 15, 2017	Six months ended March 31, 2017
Net (loss) income	$(130)	$(8)	$107	$2,977	$(111)
Equity in other comprehensive (loss) income of Avaya Inc.	(12)	18	(25)	658	55
Elimination of Predecessor Company accumulated other comprehensive loss	—	—	—	790	—
Comprehensive (loss) income	$(142)	$10	$82	$4,425	$(56)

Avaya Holdings Corp.
Parent Company Only
Condensed Statements of Cash Flows (unaudited)
(In millions)

	Successor	Predecessor
	Period from December 16, 2017 through March 31, 2018	Period from October 1, 2017 through December 15, 2017	Six Months Ended March 31, 2017
Net income (loss)	$107	$2,977	$(111)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Equity in net income (loss) of Avaya Inc.	(107)	(2,977)	111
Net cash provided by (used for) operating activities	—	—	—
Net cash provided by (used for) investing activities	—	—	—
Net cash provided by (used for) financing activities	—	—	—
Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “the Company,” “Avaya” and similar terms refer to Avaya Holdings Corp. and its consolidated subsidiaries. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2017, which were included in Amendment No. 3 to our Registration Statement on Form 10 filed with the SEC on January 10, 2018.
Our accompanying unaudited interim Condensed Consolidated Financial Statements as of March 31, 2018 (Successor) and for the three months ended March 31, 2018 (Successor), the period from December 16, 2017 through March 31, 2018 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor) and the three and six months ended March 31, 2017 (Predecessor) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial statements. In our opinion, the unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, as well as fresh start and reorganization adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated.
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
Global Communication Solutions ("GCS") encompasses our real-time collaboration solutions for unified communications and contact center offerings to drive exceptional customer experiences. We take a cloud-first approach with a fully open architecture and multitenant platform that supports flexibility, reliability, security and scaling so customers can move to the cloud in a way that best meets their specific needs. Avaya omnichannel contact center solutions that enable customers to build a customized portfolio of applications to drive stronger customer engagement and promote higher customer lifetime value. Our highly reliable, scalable communications-centric solutions include voice, e-mail, chat, social media, video, performance management and ease of third-party integration that can improve customer service and help companies compete more effectively.
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
On March 9, 2018, the Company acquired Intellisist, Inc. (“Spoken”), a United States-based private technology company, which provides cloud-based Contact Center as a Service (CCaaS) solutions and customer experience management applications. The total purchase price was $173 million, consisting of $158 million in cash, $14 million in contingent consideration (measured at current fair value) and settlement of Spoken’s net payable to the Company of $1 million. Prior to the acquisition, the Company and Spoken had been working in a co-development partnership for more than a year pursuant to which the Company had recorded a net receivable from Spoken for services provided.
Spoken became a wholly-owned subsidiary of the Company, and the Company's unaudited interim Condensed Consolidated Financial Statements reflect the financial results of the operations of Spoken beginning on March 9, 2018. The operating results of Spoken from March 9, 2018 through March 31, 2018 were immaterial.
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

•
The Debtors' obligations under stock certificates, equity interests, and / or any other instrument or document directly or indirectly evidencing or creating any indebtedness or obligation of, or ownership interest in, the Debtors or giving rise to any claim or equity interest were cancelled, except as provided under the Plan of Reorganization and noted below;

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

•
The Company issued 99.3 million shares of common stock to the holders of the Predecessor's first lien obligations that were extinguished in the bankruptcy. In addition, these holders received $2,061 million in cash;

•
The Company issued 4.4 million shares of common stock to the holders of the Predecessor's second lien obligations that were extinguished in the bankruptcy. In addition, these holders received warrants to purchase 5.6 million shares of common stock at an exercise price of $25.55 per warrant (the "Warrants");

•	The Company issued 6.1 million shares of common stock to the Pension Benefit Guaranty Corporation ("PBGC"). In addition, the PBGC received $340 million in cash; and

•
The Debtors established a liquidating trust in the amount of $58 million for the benefit of general unsecured creditors. In addition, the Company issued 0.2 million additional shares of common stock for the benefit of its former general unsecured creditors. The general unsecured creditors will receive a total of $58 million in cash and these shares of common stock. Any excess cash and / or common stock not distributed to the general unsecured creditors will be distributed to the holders of the Predecessor first lien obligations.

Upon emergence from bankruptcy on December 15, 2017, the Company applied fresh start accounting, which resulted in a new basis of accounting and the Company becoming a new entity for financial reporting purposes. As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the consolidated financial statements after December 15, 2017 are not comparable with the consolidated financial statements on or prior to that date. Refer to Note 4, "Fresh Start Accounting," to our unaudited interim Condensed Consolidated Financial Statements for further details.
Financial Results Summary
Our financial results for the period from October 1, 2017 through December 15, 2017 are referred to as those of the “Predecessor” period. Our financial results for the period from December 16, 2017 through March 31, 2018 and for the three months ended March 31, 2018 are referred to as those of the “Successor” period or periods. Our results of operations as reported in our Condensed Consolidated Financial Statements for these periods are in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Although GAAP requires that we report on our results for the period from October 1, 2017 through December 15, 2017 and the period from December 16, 2017 through March 31, 2018 separately, management views the Company’s operating results for the six months ended March 31, 2018 by combining the results of the Predecessor and Successor periods because such presentation provides the most meaningful comparison of our results to prior periods.

The Company cannot adequately benchmark the operating results of the 106-day period ended March 31, 2018 against any of the previous periods reported in its Condensed Consolidated Financial Statements and does not believe that reviewing the results of this period in isolation would be useful in identifying any trends in or reaching any conclusions regarding the Company’s overall operating performance. Management believes that the key performance metrics such as revenue, gross margin and operating (loss) income for the Successor period when combined with the Predecessor period provides more meaningful comparisons to other periods and are useful in identifying current business trends. Accordingly, in addition to presenting our results of operations as reported in our Condensed Consolidated Financial Statements in accordance with GAAP, the table below also presents the combined results for the six months ended March 31, 2018.
The combined results for the six months ended March 31, 2018 represent the sum of the reported amounts for the Predecessor period from October 1, 2017 through December 15, 2017 and the Successor period from December 16, 2017 through March 31, 2018. These combined results are not considered to be prepared in accordance with GAAP and have not been prepared as pro forma results under applicable regulations. The combined operating results may not reflect the actual results we would have achieved absent our emergence from bankruptcy and may not be indicative of future results.
The following table displays our consolidated net (loss) income for the periods indicated:

	Successor	Predecessor	Successor	Predecessor	Non-GAAP Combined	Predecessor
(In millions)	Three months ended March 31, 2018	Three months ended March 31, 2017	Period from December 16, 2017 through March 31, 2018	Period from October 1, 2017 through December 15, 2017	Six months ended March 31, 2018	Six months ended March 31, 2017
REVENUE
Products	$293	$348	$364	$253	$617	$749
Services	379	456	456	351	807	930
	672	804	820	604	1,424	1,679
COSTS
Products:
Costs	110	127	143	84	227	273
Amortization of technology intangible assets	41	6	48	3	51	11
Services	198	187	228	155	383	376
	349	320	419	242	661	660
GROSS PROFIT	323	484	401	362	763	1,019
OPERATING EXPENSES
Selling, general and administrative	282	292	332	264	596	628
Research and development	50	57	59	38	97	119
Amortization of intangible assets	40	56	47	10	57	113
Restructuring charges, net	40	4	50	14	64	14
	412	409	488	326	814	874
OPERATING (LOSS) INCOME	(89)	75	(87)	36	(51)	145
Interest expense	(47)	(38)	(56)	(14)	(70)	(212)
Other expense, net	(3)	(22)	(5)	(2)	(7)	(18)
Reorganization items, net	—	(42)	—	3,416	3,416	(42)
(LOSS) INCOME BEFORE INCOME TAXES	(139)	(27)	(148)	3,436	3,288	(127)
(Provision for) benefit from income taxes	9	19	255	(459)	(204)	16
NET (LOSS) INCOME	$(130)	$(8)	$107	$2,977	$3,084	$(111)

The following table displays the impact of the fair value adjustments recognized upon emergence from bankruptcy on the Company's operating income (loss) for the periods indicated:

(In millions)	Three months ended March 31, 2018	Period from December 16, 2017 through March 31, 2018
REVENUE
Products	$(24)	$(30)
Services	(61)	(78)
	(85)	(108)
COSTS
Products:
Costs	9	14
Amortization of technology intangible assets	—	—
Services	12	19
	21	33
GROSS PROFIT	(106)	(141)
OPERATING EXPENSES
Selling, general and administrative	1	(1)
Research and development	—	—
Amortization of intangible assets	—	—
Restructuring charges, net	—	—
	1	(1)
OPERATING INCOME (LOSS)	$(107)	$(140)
Three Months Ended March 31, 2018 Results Compared to the Three Months Ended March 31, 2017
Revenue
Our revenue for the three months ended March 31, 2018 was $672 million compared to $804 million for the three months ended March 31, 2017. Revenue decreased $132 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily attributable to the recognition of deferred revenue at fair value upon emergence from bankruptcy, which results in lower revenue in subsequent periods; the sale of the Networking business in July 2017; and lower maintenance services revenue as a result of lower product sales in prior periods, partially offset by the favorable impact of foreign currency exchange rates.
The following table displays revenue and the percentage of revenue to total sales by operating segment for the periods indicated:

	Successor	Predecessor	Percentage of Total Revenue
(In millions)	Three months ended March 31, 2018	Three months ended March 31, 2017	Three months ended March 31, 2018	Three months ended March 31, 2017	Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
GCS	$317	$309	47%	38%	3%	1%
Networking	—	39	0%	5%	(100)%	(100)%
Total ECS product revenue	317	348	47%	43%	(9)%	(11)%
AGS	440	456	65%	57%	(4)%	(5)%
Unallocated amounts	(85)	—	(12)%	0%	(1)	(1)
Total revenue	$672	$804	100%	100%	(16)%	(18)%
(1) Not meaningful
GCS revenue for the three months ended March 31, 2018 was $317 million compared to $309 million for the three months ended March 31, 2017. The increase in GCS revenue was primarily attributable to the favorable impact of foreign currency exchange rates.
Networking revenue for the three months ended March 31, 2017 was $39 million. The Networking business was sold to Extreme in July 2017.

AGS revenue for the three months ended March 31, 2018 was $440 million compared to $456 million for the three months ended March 31, 2017. The decrease in AGS revenue was primarily due to a decrease in maintenance services and the Networking business sale, partially offset by the favorable impact of foreign currency exchange rates and an increase in professional services sales.
Unallocated amounts for the three months ended March 31, 2018 represent the fair value adjustment to deferred revenue recognized upon emergence from bankruptcy and excluded from segment revenue.
The following table displays revenue and the percentage of revenue to total sales by location for the periods indicated:

	Successor	Predecessor	Percentage of Total Revenue
(In millions)	Three months ended March 31, 2018	Three months ended March 31, 2017	Three months ended March 31, 2018	Three months ended March 31, 2017	Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
U.S.	$333	$450	50%	56%	(26)%	(26)%
International:
EMEA	191	202	28%	25%	(5)%	(11)%
APAC - Asia Pacific	80	77	12%	10%	4%	1%
Americas International - Canada and Latin America	68	75	10%	9%	(9)%	(11)%
Total International	339	354	50%	44%	(4)%	(8)%
Total revenue	$672	$804	100%	100%	(16)%	(18)%
Revenue in the U.S. for the three months ended March 31, 2018 was $333 million compared to $450 million for the three months ended March 31, 2017. The decrease in U.S. revenue was primarily attributable to the recognition of deferred revenue at fair value upon emergence from bankruptcy, which results in lower revenue in subsequent periods, a decrease in global support services and the impact of the sale of the Networking business in July 2017. Revenue in EMEA (Europe, Middle East and Africa) for the three months ended March 31, 2018 was $191 million compared to $202 million for the three months ended March 31, 2017. The decrease in EMEA revenue was primarily attributable to the impact of the sale of the Networking business and a decrease in global support services, partially offset by the favorable impact of foreign currency exchange rates. Revenue in Asia-Pacific ("APAC") for the three months ended March 31, 2018 was $80 million compared to $77 million for the three months ended March 31, 2017. The increase in APAC revenue was primarily attributable to higher sales of unified communications products and the favorable impact of foreign currency exchange rates, partially offset by the impact of the sale of the Networking business. Revenue in Americas International for the three months ended March 31, 2018 was $68 million compared to $75 million for the three months ended March 31, 2017. The decrease in Americas International revenue was primarily attributable to the sale of the Networking business and a decrease in global support services, partially offset by the favorable impact of foreign currency exchange rates.
We sell our products directly to end users and through an indirect sales channel. The following table sets forth a comparison of revenue from sales of products by channel and the percentage of product revenue from sales of products by channel for the periods indicated:

	Successor	Predecessor	Percentage of Total ECS Revenue
(In millions)	Three months ended March 31, 2018	Three months ended March 31, 2017	Three months ended March 31, 2018	Three months ended March 31, 2017	Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
Direct	$93	$97	29%	28%	(4)%	(6)%
Indirect	224	251	71%	72%	(11)%	(13)%
Total ECS product revenue	$317	$348	100%	100%	(9)%	(11)%

Gross Profit
The following table sets forth gross profit and gross margin by operating segment for the periods indicated:

	Successor	Predecessor	Gross Margin		Change
(In millions)	Three months ended March 31, 2018	Three months ended March 31, 2017	Three months ended March 31, 2018	Three months ended March 31, 2017	Amount	Percent
GCS	$214	$210	67.5%	68.0%	$4	2%
Networking	—	11	—	28.2%	(11)	(100)%
ECS	214	221	67.5%	63.5%	(7)	(3)%
AGS	255	269	58.0%	59.0%	(14)	(5)%
Unallocated amounts	(146)	(6)	(1)	(1)	(140)	(1)
Total	$323	$484	48.1%	60.2%	$(161)	(33)%
(1) Not meaningful
Gross profit for the three months ended March 31, 2018 was $323 million compared to $484 million for the three months ended March 31, 2017. The decrease was primarily attributable to the impact of applying fresh start accounting upon emergence from bankruptcy, the decrease in sales of maintenance services and the sale of the Networking business, partially offset by an increase in professional services gross profit and the favorable impact of foreign currency exchange rates.
GCS gross profit for the three months ended March 31, 2018 was $214 million compared to $210 million for the three months ended March 31, 2017. The increase was attributable to the favorable impact of foreign currency exchange rates.
Networking gross profit for the three months ended March 31, 2017 was $11 million. The Networking business was sold to Extreme in July 2017.
AGS gross profit for the three months ended March 31, 2018 was $255 million compared to $269 million for the three months ended March 31, 2017. The decrease in AGS gross profit was due to a decrease in sales of maintenance and private cloud services and the sale of the Networking business, partially offset by an increase in professional services gross profit and the favorable impact of foreign currency exchange rates.
Unallocated amounts for the three months ended March 31, 2018 include the fair value adjustments recognized upon emergence from bankruptcy and excluded from segment gross profit, the effect of the amortization of technology intangibles, and costs that are not core to the measurement of segment performance, but rather are controlled at the corporate level. Unallocated amounts for the three months ended March 31, 2017 included the effect of the amortization of technology intangibles and costs that are not core to the measurement of segment performance, but rather are controlled at the corporate level.
Operating Expenses
The following table sets forth operating expenses and the percentage of operating expenses to total revenue for the periods indicated:

	Successor	Predecessor	Percentage of Total Revenue		Change
(In millions)	Three months ended March 31, 2018	Three months ended March 31, 2017	Three months ended March 31, 2018	Three months ended March 31, 2017	Amount	Percent
Selling, general and administrative	$282	$292	41.9%	36.3%	$(10)	(3)%
Research and development	50	57	7.4%	7.1%	(7)	(12)%
Amortization of intangible assets	40	56	6.0%	7.0%	(16)	(29)%
Restructuring charges, net	40	4	6.0%	0.5%	36	900%
Total operating expenses	$412	$409	61.3%	50.9%	$3	1%
Selling, general and administrative expenses for the three months ended March 31, 2018 were $282 million compared to $292 million for the three months ended March 31, 2017. The decrease was primarily attributable to expenses associated with the Networking business that was sold in July 2017 and advisory fees incurred in the prior year period to assist in the assessment of strategic and financial alternatives to improve the Company’s capital structure, partially offset by the unfavorable impact of foreign currency exchange rates.

Research and development expenses for the three months ended March 31, 2018 were $50 million compared to $57 million for the three months ended March 31, 2017. The decrease was primarily attributable to the expenses associated with the Networking business that was sold in July 2017.
Amortization of intangible assets for the three months ended March 31, 2018 was $40 million compared to $56 million for the three months ended March 31, 2017. The carrying value of intangible assets was adjusted upon the application of fresh start accounting resulting in higher asset values. See Note 6, “Goodwill and Intangible Assets - Intangible Assets” to our unaudited interim Condensed Consolidated Financial Statements for further details.
Restructuring charges, net, for the three months ended March 31, 2018 were $40 million compared to $4 million for the three months ended March 31, 2017. Restructuring charges recorded during the three months ended March 31, 2018 included employee separation costs of $40 million primarily associated with employee severance actions in EMEA and the U.S. Restructuring charges recorded during the three months ended March 31, 2017 included employee separation costs of $3 million primarily associated with employee severance actions in the U.S. and EMEA and lease obligations of $1 million primarily in EMEA.
Operating (Loss) Income
Operating loss for the three months ended March 31, 2018 was $89 million compared to operating income of $75 million for the three months ended March 31, 2017. Our operating results for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 reflect, among other things:

•	the impact of applying fresh start accounting upon emergence from bankruptcy on December 15, 2017;

•
higher restructuring charges for the three months ended March 31, 2018, primarily related to employee separation charges and lease termination agreements associated with vacated facilities particularly in Europe and the U.S.; and

•	operating results from the Networking business for the three months ended March 31, 2017.
Interest Expense
Interest expense for the three months ended March 31, 2018 was $47 million as compared to $38 million for the three months ended March 31, 2017, an increase of $9 million. Our Bankruptcy Filing, which constituted an event of default under our Predecessor first lien obligations and Predecessor second lien obligations, accelerated the Company's payment obligations under those instruments. Consequently, all debt outstanding under our Predecessor first lien obligations and Predecessor second lien obligations were classified as Liabilities subject to compromise. Effective January 19, 2017, the Company ceased recording interest expense on outstanding pre-petition debt classified as Liabilities subject to compromise. Contractual interest expense represented amounts due under the contractual terms of outstanding debt, including debt subject to compromise. For the period from January 19, 2017 through March 31, 2017, contractual interest expense related to debt subject to compromise of $88 million was not recorded as interest expense, as it was not expected to be an allowed claim under the Bankruptcy Filing.
Other Expense, Net
Other expense, net for the three months ended March 31, 2018 was $3 million as compared to $22 million for the three months ended March 31, 2017. Other expense, net for the three months ended March 31, 2018 includes a loss due to the change in fair value of the Warrant liability of $10 million (see Note 10, “Derivative Warrant Liability” to our unaudited interim Condensed Consolidated Financial Statements for further details) and a net foreign currency loss of $3 million, partially offset by income from a transition services agreement with Extreme of $4 million, other pension and post-retirement benefit credits of $4 million, interest income of $1 million and the gain on sale of long-lived assets of $1 million. Other expense, net for the three months ended March 31, 2017 includes a net foreign currency loss of $12 million and other pension and post-retirement benefit costs of $11 million, partially offset by interest income of $1 million.
On October 1, 2017, the Company adopted ASU No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost." This amendment requires that the service cost component be disaggregated from the other components of net benefit costs on the income statement. The service cost component is reported in the same line items as other compensation costs and the other components of net benefit costs are reported in Other expense, net in the Company's Condensed Consolidated Financial Statements. Changes to the Company's Condensed Financial Statements have been applied retrospectively. As a result, the Company reclassified $11 million of other pension and post-retirement benefit costs to Other expense, net for the three months ended March 31, 2017. For the three months ended March 31, 2018, the Company recorded $4 million of other pension and post-retirement benefit credits in Other expense, net. See Note 2, "Recent Accounting Pronouncements - Recently Adopted Accounting Pronouncements," to our unaudited interim Condensed Consolidated Financial Statements for further details.

Reorganization Items, Net
Reorganization items, net for the three months ended March 31, 2017 was $42 million. Reorganization items, net represented amounts incurred subsequent to the Bankruptcy Filing as a direct result of the Bankruptcy Filing and were comprised of professional service fees and DIP Credit Agreement financing costs.
Benefit from Income Taxes
The benefit from income taxes was $9 million for the three months ended March 31, 2018 compared with $19 million for the three months ended March 31, 2017.
For the three months ended March 31, 2018, the difference between the Company’s recorded provision and the benefit that would result from applying the new U.S. statutory rate of 24.5%, was primarily attributable to: (1) income and losses taxed at different foreign tax rates, (2) losses generated within certain foreign jurisdictions for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) non-U.S. withholding taxes on foreign earnings, (4) current period changes to unrecognized tax positions, (5) U.S. state and local income taxes, and (6) the impact of the Tax Cuts and Jobs  Act.
The effective income tax rate for the three months ended March 31, 2017 differs from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss, (2) changes in the valuation allowance established against the Company’s deferred tax assets, and (3) tax positions taken during the period offset by reductions for unrecognized tax benefits resulting from the lapse of statute of limitations.
Net Loss
Net loss was $130 million for the three months ended March 31, 2018 compared to $8 million for the three months ended March 31, 2017, principally as a result of the items discussed above.
Six Months Ended March 31, 2018 Combined Results Compared to the Six Months Ended March 31, 2017
Revenue
Our revenue for the six months ended March 31, 2018 was $1,424 million compared to $1,679 million for the six months ended March 31, 2017. Revenue decreased $255 million primarily as the result of the recognition of deferred revenue at fair value upon emergence from bankruptcy, which results in lower revenue in subsequent periods; the sale of the Networking business; and lower demand for products and services due to extended procurement cycles resulting from the Bankruptcy Filing. The lower demand for our products in prior periods has also contributed, in part, to lower maintenance services revenue. The decrease was partially offset by the favorable impact of foreign currency exchange rates.
The following table displays revenue and the percentage of revenue to total sales by operating segment for the periods indicated:

					Percentage of Total Revenue
	Successor	Predecessor	Non-GAAP Combined	Predecessor	Non-GAAP Combined	Predecessor
(In millions)	Period from December 16, 2017 through March 31, 2018	Period from October 1, 2017 through December 15, 2017	Six months ended March 31, 2018	Six months ended March 31, 2017	Six months ended March 31, 2018	Six months ended March 31, 2017	Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
GCS	$394	$253	$647	$655	45%	39%	(1)%	(3)%
Networking	—	—	—	94	0%	6%	(100)%	(100)%
Total ECS product revenue	394	253	647	749	45%	45%	(14)%	(15)%
AGS	534	351	885	930	62%	55%	(5)%	(7)%
Unallocated amounts	(108)	—	(108)	—	(7)%	0%	(1)	(1)
Total revenue	$820	$604	$1,424	$1,679	100%	100%	(15)%	(17)%
(1) Not meaningful
GCS revenue for the six months ended March 31, 2018 was $647 million compared to $655 million for the six months ended March 31, 2017. The decrease in GCS revenue was primarily attributable to lower unified communication revenue, partially offset by the favorable impact of foreign currency exchange rates.
Networking revenue for the six months ended March 31, 2017 was $94 million. The Networking business was sold to Extreme in July 2017.

AGS revenue for the six months ended March 31, 2018 was $885 million compared to $930 million for the six months ended March 31, 2017. The decrease in AGS revenue was primarily due to lower maintenance services revenue and the sale of the Networking business, partially offset by the favorable impact of foreign currency exchange rates and professional services sales.
Unallocated amounts for the six months ended March 31, 2018 represent the fair value adjustment to deferred revenue recognized upon emergence from bankruptcy and excluded from segment revenue.
The following table displays revenue and the percentage of revenue to total sales by location for the periods indicated:

					Percentage of Total Revenue
	Successor	Predecessor	Non-GAAP Combined	Predecessor	Non-GAAP Combined	Predecessor
(In millions)	Period from December 16, 2017 through March 31, 2018	Period from October 1, 2017 through December 15, 2017	Six months ended March 31, 2018	Six months ended March 31, 2017	Six months ended March 31, 2018	Six months ended March 31, 2017	Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
U.S.	$404	$331	$735	$916	52%	55%	(20)%	(20)%
International:
EMEA	233	166	399	436	28%	26%	(8)%	(13)%
APAC - Asia Pacific	99	57	156	167	11%	10%	(7)%	(9)%
Americas International - Canada and Latin America	84	50	134	160	9%	9%	(16)%	(18)%
Total International	416	273	689	763	48%	45%	(10)%	(13)%
Total revenue	$820	$604	$1,424	$1,679	100%	100%	(15)%	(17)%
Revenue in the U.S. for the six months ended March 31, 2018 was $735 million compared to $916 million for the six months ended March 31, 2017. The decrease in U.S. revenue was primarily attributable to the recognition of deferred revenue at fair value upon emergence from bankruptcy which results in lower revenue in subsequent periods, a decrease in global support services, the impact of the sale of the Networking business in July 2017, and lower sales of unified communications products including endpoints, SME Telephony, and gateways, partially offset by an increase in professional services revenue. Revenue in EMEA for the six months ended March 31, 2018 was $399 million compared to $436 million for the six months ended March 31, 2017. The decrease in EMEA revenue was primarily attributable to the impact of the sale of the Networking business and a decrease in global support services, partially offset by the favorable impact of foreign currency exchange rates. Revenue in APAC for the six months ended March 31, 2018 was $156 million compared to $167 million for the six months ended March 31, 2017. The decrease in APAC revenue was primarily attributable to the impact of the sale of the Networking business in July 2017 and lower revenue associated with global support services, partially offset by higher sales of unified communications products and the favorable impact of foreign currency exchange rates. Revenue in Americas International for the six months ended March 31, 2018 was $134 million compared to $160 million for the six months ended March 31, 2017. The decrease in Americas International revenue was primarily attributable to the sale of the Networking business in July 2017 and lower sales of unified communications products including endpoints, SME Telephony, and gateways, and lower revenue associated with global support services, partially offset by the favorable impact of foreign currency exchange rates.

We sell our products directly to end users and through an indirect sales channel. The following table sets forth a comparison of revenue from sales of products by channel and the percentage of product revenue from sales of products by channel for the periods indicated:

					Percentage of Total ECS Revenue
	Successor	Predecessor	Non-GAAP Combined	Predecessor	Non-GAAP Combined	Predecessor
(In millions)	Period from December 16, 2017 through March 31, 2018	Period from October 1, 2017 through December 15, 2017	Six months ended March 31, 2018	Six months ended March 31, 2017	Six months ended March 31, 2018	Six months ended March 31, 2017	Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
Direct	$116	$80	$196	$196	30%	26%	0%	(2)%
Indirect	278	173	451	553	70%	74%	(18)%	(19)%
Total ECS product revenue	$394	$253	$647	$749	100%	100%	(14)%	(15)%
Gross Profit
The following table sets forth gross profit and gross margin by operating segment for the periods indicated:

					Gross Margin
	Successor	Predecessor	Non-GAAP Combined	Predecessor	Non-GAAP Combined	Predecessor	Change
(In millions)	Period from December 16, 2017 through March 31, 2018	Period from October 1, 2017 through December 15, 2017	Six months ended March 31, 2018	Six months ended March 31, 2017	Six months ended March 31, 2018	Six months ended March 31, 2017	Amount	Percent
GCS	$263	$169	$432	$443	66.8%	67.6%	$(11)	(3)%
Networking	—	—	—	33	—	35.1%	(33)	(100)%
ECS	263	169	432	476	66.8%	63.6%	(44)	(9)%
AGS	325	196	521	554	58.9%	59.6%	(33)	(6)%
Unallocated amounts	(187)	(3)	(190)	(11)	(1)	(1)	(179)	(1)
Total	$401	$362	$763	$1,019	53.6%	60.7%	$(256)	(25)%
(1) Not meaningful
Gross profit for the six months ended March 31, 2018 was $763 million compared to $1,019 million for the six months ended March 31, 2017. The decrease was attributable to the impact of applying fresh start accounting upon emergence from bankruptcy; the decrease in sales of maintenance services; the impact of the sale of the Networking business; and lower sales of unified communications products including endpoints, SME Telephony, and gateways, partially offset by an increase in professional services gross profit and the favorable impact of foreign currency exchange rates.
GCS gross profit for the six months ended March 31, 2018 was $432 million compared to $443 million for the six months ended March 31, 2017. The decrease was attributable to lower sales of unified communications products including endpoints, SME Telephony, and gateways, partially offset by the favorable impact of foreign currency exchange rates.
Networking gross profit for the six months ended March 31, 2017 was $33 million. The Networking business was sold to Extreme in July 2017.
AGS gross profit for the six months ended March 31, 2018 was $521 million compared to $554 million for the six months ended March 31, 2017. The decrease in AGS gross profit was due a decrease in sales of maintenance services and sale of the Networking business, partially offset by an increase in professional services gross profit and the favorable impact of foreign currency exchange rates.
Unallocated amounts for the six months ended March 31, 2018 include the fair value adjustments recognized upon emergence from bankruptcy and excluded from segment gross profit; the effect of the amortization of technology intangibles; and costs that are not core to the measurement of segment performance, but rather are controlled at the corporate level. Unallocated amounts for the six months ended March 31, 2017 include the effect of the amortization of technology intangibles and costs that are not core to the measurement of segment performance, but rather are controlled at the corporate level.

Operating Expenses
The following table sets forth operating expenses and the percentage of operating expenses to total revenue for the periods indicated:

					Percentage of Total Revenue
	Successor	Predecessor	Non-GAAP Combined	Predecessor	Non-GAAP Combined	Predecessor	Change
(In millions)	Period from December 16, 2017 through March 31, 2018	Period from October 1, 2017 through December 15, 2017	Six months ended March 31, 2018	Six months ended March 31, 2017	Six months ended March 31, 2018	Six months ended March 31, 2017	Amount	Percent
Selling, general and administrative	$332	$264	$596	$628	41.9%	37.5%	$(32)	(5)%
Research and development	59	38	97	119	6.8%	7.1%	(22)	(18)%
Amortization of intangible assets	47	10	57	113	4.0%	6.7%	(56)	(50)%
Restructuring charges, net	50	14	64	14	4.5%	0.8%	50	357%
Total operating expenses	$488	$326	$814	$874	57.2%	52.1%	$(60)	(7)%
Selling, general and administrative expenses for the six months ended March 31, 2018 were $596 million compared to $628 million for the six months ended March 31, 2017. The decrease was primarily attributable to advisory fees incurred in the prior year period to assist in the assessment of strategic and financial alternatives to improve the Company’s capital structure, as well as expenses associated with the Networking business that was sold in July 2017, partially offset by costs incurred in connection with certain legal matters and an unfavorable impact of foreign currency exchange rates.
Research and development expenses for the six months ended March 31, 2018 were $97 million compared to $119 million for the six months ended March 31, 2017. The decrease was primarily attributable to the expenses associated with the Networking business that was sold in July 2017.
Amortization of intangible assets for the six months ended March 31, 2018 was $57 million compared to $113 million for the six months ended March 31, 2017. The carrying value of intangible assets was adjusted upon the application of fresh start accounting resulting in higher asset values.
Restructuring charges, net, for the six months ended March 31, 2018 were $64 million compared to $14 million for the six months ended March 31, 2017. Restructuring charges recorded during the six months ended March 31, 2018 included employee separation costs of $53 million primarily associated with employee severance actions in EMEA and the U.S. and lease obligations of $11 million primarily in the U.S. and EMEA. The increase was primarily related to charges for employee separation costs and payments made under lease termination agreements associated with vacated facilities, particularly in EMEA and the U.S. Restructuring charges recorded during the six months ended March 31, 2017 included employee separation costs of $11 million primarily associated with employee severance actions in the U.S. and EMEA and lease obligations of $3 million, primarily in EMEA.
Operating (Loss) Income
Operating loss for the six months ended March 31, 2018 was $51 million compared to operating income of $145 million for the six months ended March 31, 2017. Our operating results for the six months ended March 31, 2018 as compared to the six months ended March 31, 2017 reflect, among other things:

•	the impact of applying fresh start accounting upon emergence from bankruptcy on December 15, 2017;

•
higher restructuring charges for the six months ended March 31, 2018, primarily related to employee separation charges and lease termination agreements associated with vacated facilities particularly in Europe and the U.S.;

•
recognition of $63 million in advisory fees incurred to assist in the assessment of strategic and financial alternatives to improve the Company’s capital structure during the six months ended March 31, 2017;

•	costs incurred in connection with certain legal matters of $37 million for the six months ended March 31, 2018; and

•	operating results from the Networking business for the six months ended March 31, 2017.
Interest Expense
Interest expense for the six months ended March 31, 2018 was $70 million as compared to $212 million for the six months ended March 31, 2017. The six months ended March 31, 2017 included non-cash interest expense of $61 million related to the accelerated amortization of debt issuance costs and accretion of debt discount. Our Bankruptcy Filing, which constituted an event of default under our Predecessor first lien obligations and Predecessor second lien obligations, accelerated the Company's payment obligations under those instruments. Consequently, all debt outstanding under our Predecessor first lien obligations and Predecessor second lien obligations were classified as Liabilities subject to compromise, and related unamortized deferred financing costs and debt discounts in the amount of $61 million were expensed during the six months ended March 31, 2017. Effective January 19, 2017, the Company ceased recording interest expense on outstanding pre-petition debt classified as Liabilities subject to compromise. Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise. For the period from October 1, 2017 through December 15, 2017 and the period from January 19, 2017 through March 31, 2017, contractual interest expense of $94 million and $88 million, respectively, was not recorded as interest expense, as it was not expected to be an allowed claim under the Bankruptcy Filing. Contractual interest expense for the six months ended March 31, 2018 and 2017 was $69 million and $151 million, respectively, a decrease of $82 million.
Other Expense, Net
Other expense, net for the six months ended March 31, 2018 was $7 million as compared to $18 million for the six months ended March 31, 2017. Other expense, net for the six months ended March 31, 2018 included a loss due to the change in fair value of the Warrant liability of $15 million, other pension and post-retirement benefit costs of $3 million, and net foreign currency losses of $1 million, partially offset by income from a transition services agreement entered into in connection with the sale of Extreme of $7 million, interest income of $3 million, gain on sale of long-lived assets of $1 million, and other, net of $1 million. Other expense, net for the six months ended March 31, 2017 includes other pension and post-retirement benefit costs of $17 million, net foreign currency losses of $1 million and other, net of $1 million, partially offset by interest income of $1 million.
As a result of adopting ASU No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost," the Company reclassified $17 million of other pension and post-retirement benefit costs to Other expense, net for the six months ended March 31, 2017. For the six months ended March 31, 2018, the Company recorded $3 million of other pension and post-retirement benefit costs in Other expense, net.
Reorganization Items, Net
Reorganization items, net for the six months ended March 31, 2018 and 2017 were $3,416 million and $(42) million, respectively. Reorganization items, net for the six months ended March 31, 2018 primarily consists of the net gain from the consummation of the Plan of Reorganization and the related settlement of liabilities. Reorganization items, net for the six months ended March 31, 2018 and 2017 also include amounts incurred subsequent to the Bankruptcy Filing as a direct result of the Bankruptcy Filing and are comprised of professional service fees and contract rejection fees.
(Provision for) Benefit from Income Taxes
The provision for income taxes was $204 million for the six months ended March 31, 2018 compared with a benefit from income taxes of $16 million for the six months ended March 31, 2017.
For the six months ended March 31, 2018, the difference between the Company’s recorded provision and the benefit that would result from applying the new U.S. statutory rate of 24.5%, was primarily attributable to: (1) income and losses taxed at different foreign tax rates, (2) losses generated within certain foreign jurisdictions for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) non-U.S. withholding taxes on foreign earnings, (4) current period changes to unrecognized tax positions, (5) U.S. state and local income taxes, and (6) the impact of the Tax Cuts and Jobs  Act.
For the six months ended March 31, 2017, the difference between the Company’s recorded provision and the provision that would result from applying the U.S. statutory rate of 35% in effect during the period was primarily attributable to: (1) income and losses taxed at different foreign tax rates, (2) losses generated within certain foreign jurisdictions for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) non-U.S. withholding taxes on foreign earnings, (4) current period changes to unrecognized tax positions, (5) U.S. state and local income taxes, and (6) the impact of reorganization and fresh start adjustments.
Net Income (Loss)
Net income was $3,084 million for the six months ended March 31, 2018 compared to a net loss of $111 million for the six months ended March 31, 2017, primarily due to the reorganization gain of $3,416 million resulting from our emergence from bankruptcy and the items discussed above.
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
Cash Flow Activity
The following table provides the condensed statements of cash flows for the periods indicated:

	Successor	Predecessor	Non-GAAP Combined	Predecessor
		Revised
(In millions)	Period from December 16, 2017 through March 31, 2018	Period from October 1, 2017 through December 15, 2017	Six months ended March 31, 2018	Six months ended March 31, 2017
Net cash provided by (used for):
Net income (loss)	$107	$2,977	$3,084	$(111)
Adjustments to net income (loss) for non-cash items	(79)	(3,410)	(3,489)	274
Changes in operating assets and liabilities	66	19	85	(110)
Operating activities	94	(414)	(320)	53
Investing activities	(147)	8	(139)	(109)
Financing activities	(11)	(102)	(113)	492
Effect of exchange rate changes on cash and cash equivalents	9	(2)	7	(8)
Net (decrease) increase in cash and cash equivalents	(55)	(510)	(565)	428
Cash and cash equivalents at beginning of period	366	876	876	336
Cash and cash equivalents at end of period	$311	$366	$311	$764
Operating Activities
Cash (used for) provided by operating activities was $(320) million and $53 million for the six months ended March 31, 2018 and 2017, respectively.
Adjustments to reconcile net income (loss) to net cash (used for) provided by operations for the six months ended March 31, 2018 and 2017 were $(3,489) million and $274 million, respectively. The adjustments in the current period resulting from the reorganization and the emergence from bankruptcy primarily consisted of a non-cash reorganization gain of $1,778 million; the gain related to fresh start accounting of $1,697 million; cash payments to the PBGC, the general unsecured creditor claims, and to the APP pension trust of $340 million, $58 million and $49 million, respectively, and non-cash and financing reorganization items, net of $26 million. For the six months ended March 31, 2018, other adjustments included deferred income taxes of $215 million, depreciation and amortization of $176 million, share-based compensation of $6 million, and unrealized gain on foreign currency exchange of $7 million. For the six months ended March 31, 2017, other adjustments included depreciation and amortization of $178 million, non-cash interest expense of $61 million, reorganization items of $37 million, unrealized loss on foreign currency exchange of $6 million, share-based compensation of $6 million, deferred income taxes of $10 million and post-retirement curtailment of $4 million.
During the six months ended March 31, 2018, changes in our operating assets and liabilities resulted in a net increase in cash and cash equivalents of $85 million. Inclusive of the impact of fresh start accounting, the net increase was primarily driven by an increase in deferred revenues as a result of payments received in advance, an increase in business restructuring reserves, and an increase in accounts payables, partially offset by decreases in net other assets and liabilities, higher inventory, and payments associated with employee incentive programs.
During the six months ended March 31, 2017, changes in our operating assets and liabilities resulted in a net decrease in cash and cash equivalents of $110 million. The net decrease was driven by the decrease in net other assets and liabilities, the timing of payments to our vendors, payments associated with our employee incentive programs, and payments associated with business restructuring reserves. These decreases were partially offset by the collection of accounts receivable, increases in accrued interest, increases in deferred revenues and lower inventory.

Investing Activities
Cash used for investing activities for the six months ended March 31, 2018 and 2017 was $(139) million and $(109) million, respectively.
During the six months ended March 31, 2018, cash used for investing activities included the acquisition of Spoken for $158 million and capital expenditures of $31 million, partially offset by the release of restricted cash of $49 million as a result of implementing the Plan of Reorganization.
During the six months ended March 31, 2017, cash used for investing activities included an increase in restricted cash of $74 million, capital expenditures of $32 million and acquisitions of businesses, net of cash acquired of $4 million.
Financing Activities
Cash (used for) provided by financing activities was $(113) million and $492 million for the six months ended March 31, 2018 and 2017, respectively.
Cash used for financing activities for the six months ended March 31, 2018 included proceeds of $2,896 million from the Term Loan Credit Agreement, offset by repayments to the first lien debt holders of $2,061 million, the DIP Credit Agreement of $725 million, adequate protection payments related to the bankruptcy of $118 million, and payment of debt issuance costs of $97 million.
Cash provided by financing activities for the six months ended March 31, 2017 included proceeds from the DIP Credit Agreement of $712 million, partially offset by $150 million of repayments in excess of borrowings under our revolving credit facilities, $57 million of scheduled debt repayments and $10 million repayment in connection with financing the use of equipment for the performance of services under our agreement with HP Enterprise Services, LLC.
Credit Facilities
See Note 9, “Financing Arrangements,” to our unaudited interim Condensed Consolidated Financial Statements for a discussion of our Term Loan Credit Agreement and ABL Credit Agreement. As of March 31, 2018, the Company was not in default under any of its debt agreements.
Future Cash Requirements
Our primary future cash requirements will be to fund debt service, restructuring payments, capital expenditures and benefit obligations. In addition, we may use cash in the future to make strategic acquisitions.
Specifically, we expect our primary cash requirements for the remainder of fiscal 2018 to be as follows:

•
Debt service—We expect to make payments of $113 million during the remainder of fiscal 2018 in principal and interest associated with the Term Loan Credit Agreement and interest and fees associated with our ABL Credit Agreement. In the ordinary course of business, we may from time to time borrow and repay amounts under our ABL Credit Agreement.

•
Restructuring payments—We expect to make payments of approximately $22 million to $28 million during the remainder of fiscal 2018 for employee separation costs and lease termination obligations associated with restructuring actions we have taken through March 31, 2018. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally.

•	Capital expenditures—We expect to spend approximately $40 million to $50 million for capital expenditures and capitalized software development costs during the remainder of fiscal 2018.

•
Benefit obligations—We estimate we will make payments in respect of our pension and post-retirement benefit obligations totaling $50 million during the remainder of fiscal 2018. These payments include $32 million for the Avaya Pension Plan for represented employees; $10 million for our non-U.S. benefit plans, which are predominately not pre-funded; $6 million for represented retiree post-retirement health trusts; $1 million for pension benefits for U.S. employees, which are not pre-funded; and $1 million for our U.S. retiree medical benefit plan, which is not pre-funded. See discussion in Note 13, “Benefit Obligations” to our unaudited interim Condensed Consolidated Financial Statements for further details of our benefit obligations.

In addition to the matters identified above, in the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations and proceedings, including, but not limited to, those identified in Note 20, "Commitments and Contingencies," to our unaudited interim Condensed Consolidated Financial Statements, relating to intellectual property, commercial, employment, environmental and regulatory matters, which may require us to make cash payments.

These and other legal matters could have a material adverse effect on the manner in which the Company does business and the Company's financial position, results of operations, cash flows and liquidity.
For the six months ended March 31, 2018, the Company recognized $37 million of costs incurred in connection with the resolution of certain legal matters.
Future Sources of Liquidity
We expect our cash balances, cash generated by operations and borrowings available under our ABL Credit Agreement to be our primary sources of short-term liquidity.
As of March 31, 2018 and September 30, 2017, our cash and cash equivalent balances held outside the U.S. were $122 million and $246 million, respectively. As of March 31, 2018, cash and cash equivalents held outside the U.S. in excess of in-country needs and, which could not be distributed to the U.S. without restriction, were not material.
Under the terms of the ABL Credit Agreement the Company can issue letters of credit up to $150 million. At March 31, 2018, the Company had outstanding letters of credit and guarantees of $50 million under the facility. The aggregate additional principal amount that may be borrowed under the ABL Credit Agreement, based on the borrowing base, less $50 million of outstanding letters of credit and guarantees, was $213 million at March 31, 2018.
We believe that our existing cash and cash equivalents of $311 million as of March 31, 2018, future cash provided by operating activities and borrowings available under the ABL Credit Agreement will be sufficient to meet our future cash requirements for at least the next twelve months. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
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
Critical Accounting Policies and Estimates
Management has reassessed the critical accounting policies as disclosed in our Registration Statement on Form 10 Amendment No. 3 filed with the SEC on January 10, 2018 and determined that there were no significant changes to our critical accounting policies for the period from December 16, 2017 through March 31, 2018 and the period from October 1, 2017 through December 15, 2017, except for recently adopted accounting policy changes as discussed in the Notes to our unaudited interim Condensed Consolidated Financial Statements.
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
Adjusted EBITDA is EBITDA as further adjusted by the items noted in the reconciliation table below. We believe Adjusted EBITDA provides a measure of our financial performance based on operational factors that management can impact in the short-term, such as our pricing strategies, volume, costs and expenses of the organization, and therefore presents our financial performance in a way that can be more easily compared to prior quarters or fiscal years. In addition, Adjusted EBITDA serves as a basis for determining certain management and employee compensation. We also present EBITDA and Adjusted EBITDA because we believe analysts and investors utilize these measures in analyzing our results.
EBITDA and Adjusted EBITDA have limitations as analytical tools. EBITDA measures do not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and do not necessarily indicate whether cash flows will be sufficient to fund cash needs. While EBITDA measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Further, Adjusted EBITDA excludes the impact of earnings or charges resulting from matters that we consider not to be indicative of our ongoing operations. In particular, our formulation of Adjusted EBITDA allows adjustment for certain amounts that are included in calculating net income (loss) as set forth in the following table including, but not limited to, restructuring charges, certain fees payable to our Predecessor private equity sponsors and other advisors, resolution of certain legal matters and a portion of our pension costs and post-employment benefits costs, which represents the amortization of pension service costs and actuarial gain (loss) associated with these benefits. However, these are expenses that may recur, may vary and/or may be difficult to predict.
The unaudited reconciliation of net income (loss), which is a GAAP measure, to EBITDA and Adjusted EBITDA for the periods indicated, is presented below:

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended March 31, 2018	Three months ended March 31, 2017	Period from December 16, 2017 through March 31, 2018	Period from October 1, 2017 through December 15, 2017	Six months ended March 31, 2017
Net (loss) income	$(130)	$(8)	$107	$2,977	$(111)
Interest expense (a)	47	38	56	14	212
Interest income	(1)	(1)	(1)	(2)	(1)
(Benefit from) provision for income taxes	(9)	(19)	(255)	459	(16)
Depreciation and amortization	123	88	145	31	178
EBITDA	30	98	52	3,479	262
Impact of fresh start accounting adjustments (b)	86	—	113	—	—
Restructuring charges, net	40	4	50	14	14
Advisory fees (c)	4	14	12	3	65
Acquisition-related costs (d)	7	—	7	—	—
Reorganization items, net	—	42	—	(3,416)	42
Non-cash share-based compensation	5	4	6	—	6
Loss on disposal of long-lived assets, net	2	—	2	1	—
Resolution of certain legal matters (e)	—	—	—	37	—
Change in fair value of warrant liability	10	—	15	—	—
Loss on foreign currency transactions	3	12	1	—	1
Pension/OPEB/nonretirement postemployment benefits and long-term disability costs (f)	—	25	—	17	46
Other	—	—	—	—	1
Adjusted EBITDA	$187	$199	$258	$135	$437

(a)
Effective January 19, 2017, the Company ceased recording interest expense on outstanding pre-petition debt classified as liabilities subject to compromise. Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise. For the periods from October 1, 2017 through December 15, 2017 and January 19, 2017 through March 31, 2017, contractual interest expense related to debt subject to compromise of $94 million and $88 million, respectively, had not been recorded, as it was not expected to be an allowed claim under the Bankruptcy Filing.

(b)	The impact of fresh start accounting adjustments in connection with the Company's emergence from bankruptcy.

(c)
Advisory fees represent costs incurred to assist in the assessment of strategic and financial alternatives to improve the Company's capital structure. Also included in advisory fees are sponsors’ fees which represent monitoring fees payable to affiliates of two private equity firms, Silver Lake Partners (“Silver Lake”) and TPG Capital (“TPG”, together with Silver Lake, the “Sponsors”) that each had an ownership interest in the Predecessor Company and their designees pursuant to a management services agreement. Effective as of emergence from bankruptcy, the Company no longer has affiliations with the Sponsors.

(d)
Acquisition-related costs include investment banking, legal and other costs related to the acquisition of Spoken, including the accelerated vesting of certain acquiree stock options in connection with the acquisition.

(e)	Costs in connection with certain legal matters include reserves and settlements, as well as associated legal costs.

(f)	Represents that portion of our pension and post-employment benefit costs which represent the amortization of prior service costs and net actuarial gain (loss) associated with these benefits.

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
There are no other material changes to the disclosures included in Amendment No. 3 to our Registration Statement on Form 10 filed with the SEC on January 10, 2018 other than those discussed below.
Interest Rate Risk
The Company has exposure to changing interest rates primarily under the Term Loan Credit Agreement and ABL Credit Agreement, each of which bears interest at variable rates based on LIBOR. As of March 31, 2018, a 25 basis point increase in LIBOR would result in a $7 million increase in our annual interest expense and a 25 basis point decrease in LIBOR would result in a $7 million decrease in our annual interest expense.
Foreign Currency Risk
Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of our non-U.S. ("foreign") operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are Euros, Canadian Dollars, British Pound Sterling and Chinese Renminbi.
Non-U.S. denominated revenue was $146 million and $309 million for the three and six months ended March 31, 2018 (Successor and Predecessor combined), respectively. We estimate a 10% increase in the value of the U.S. dollar relative to all foreign currencies would have increased our revenue for the three and six months ended March 31, 2018 by $15 million and $31 million, respectively. A 10% decrease in the value of the U.S. dollar relative to all foreign currencies would have decreased our revenue for the three and six months ended March 31, 2018 by $15 million and $31 million, respectively.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.) Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the

Company’s disclosure controls and procedures were not effective as of March 31, 2018, solely because of the material weaknesses in the Company's internal control over financial reporting described below.
Material Weaknesses in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
In connection with the preparation of the Company’s consolidated financial statements for the quarter ended June 30, 2017, the Company identified control deficiencies that constituted material weaknesses in its internal control over financial reporting:

•
The appropriate complement of resources in its tax department commensurate with the volume and complexity of accounting for income taxes subsequent to the Company’s Bankruptcy Filing were not maintained, which contributed to the following control deficiencies, each of which are individually considered to be material weaknesses, relating to the completeness and accuracy of the Company’s accounting for income taxes, including the related tax assets and liabilities:

◦
Control activities over the completeness and accuracy of interim forecasts by tax jurisdiction used in accounting for the Company’s interim income tax provision were not performed at the appropriate level of precision. This control deficiency resulted in an adjustment to the Company’s income tax provision for the quarter ended June 30, 2017.

◦
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
The Company identified an additional material weakness in connection with the preparation of the Company's Condensed Consolidated Financial Statements for the quarter ended March 31, 2018 related to the reconciliation of United States cash and accounts receivable upon the adoption of fresh start accounting. Specifically, the Company's internal controls with respect to the mid-month reconciliation of United States cash receipts and accounts receivable required in connection with the adoption of fresh start accounting, in accordance with GAAP, did not operate effectively to record certain cash receipts that were received on December 15, 2017, the date the Company emerged from bankruptcy.
This control deficiency resulted in an adjustment in the current quarter's financial statements of our cash and accounts receivable as of December 15, 2017, our cash flow statements, and the revision of our consolidated financial statements for the predecessor period ended December 15, 2017 and the successor period ended December 31, 2017. Additionally, if not remediated this control deficiency could result in a future misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we determined that this control deficiency constitutes a material weakness.
In order to remediate this material weakness, management will provide additional training for employees involved in the cash and accounts receivable reconciliation processes, as well as certain other reconciliation processes, and supplement existing reviewers with higher skilled resources.

Notwithstanding the above identified material weaknesses, management believes the Condensed Consolidated Financial Statements as included in Part I of this Quarterly Report on Form 10-Q fairly represent, in all material respects, the Company's financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles in the United States.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
The information included in Note 20, “Commitments and Contingencies,” to the unaudited interim Condensed Consolidated Financial Statements is incorporated herein by reference.

Item 1A.	Risk Factors.
There have been no material changes during the quarterly period ended March 31, 2018 to the risk factors previously disclosed in Amendment No. 3 to the Company’s Registration Statement on Form 10 filed with the SEC on January 10, 2018 other than as shown below:
We have identified material weaknesses in our internal control over financial reporting. If we do not adequately remediate these material weaknesses, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, or comply with the accounting and reporting requirements applicable to public companies, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
In connection with the preparation of our consolidated financial statements for the quarter ended June 30, 2017, we identified control deficiencies that constituted material weaknesses in our internal control over financial reporting as of June 30, 2017. Specifically, we did not maintain the appropriate complement of resources in our tax department commensurate with the volume and complexity of accounting for income taxes subsequent to our voluntary filing of chapter 11 bankruptcy protection. Please see the control deficiencies described in “Item 4. Controls and Procedures”.
We identified an additional material weakness in connection with the preparation of our consolidated financial statements for the quarter ended March 31, 2018 related to the reconciliation of cash and accounts receivables upon the adoption of fresh start accounting. Specifically, the mid-month reconciliation of cash receipts and accounts receivables required in connection with the adoption of fresh start accounting were not performed adequately to appropriately record certain cash receipts that were received on December 15, 2017, the date we emerged from bankruptcy. Please see the control deficiencies described in “Item 4. Controls and Procedures”.
Although we are in the process of carrying out remediation activities, we cannot provide any assurance that the measures we have taken to date, together with any measures we may take in the future, will be sufficient to remediate our material weaknesses in our internal control over financial reporting or to avoid potential future material weaknesses. If the steps we take do not correct the material weaknesses in a timely manner, we will be unable to conclude that we maintain effective internal control over financial reporting. Accordingly, this could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis and we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to the listing requirements of the New York Stock Exchange. Consequently, investors may lose confidence in our financial reporting and our stock price, to the extent it is listed, may decline as a result. We could also become subject to investigations by the New York Stock Exchange, the SEC or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, business and financial condition and divert financial and management resources from our business operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
Not Applicable.

Item 4.	Mine Safety Disclosures.
Not Applicable.

Item 5.	Other Information.
Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 added Section 13(r) to the Securities Exchange Act of 1934 (the “Exchange Act”). Section 13(r) requires an issuer to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran. Disclosure is required even when the activities, transactions or dealings are conducted outside the United States by non-U.S. affiliates in compliance with applicable law and regardless of whether such activities, transactions or dealings are subject to U.S. jurisdiction under U.S. sanctions laws and regulations.
As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates during the three months ended March 31, 2018 that requires disclosure in this report under Section 13(r) of the Exchange Act, except for the matter described below, which involves (1) Avaya International Sales LTD (“AISL”), an Avaya entity that sells products through direct sales, distributors, and business partners in all territories other than the U.S., Canada and Mexico, and (2) Hong Kong Telecommunications Ltd. (“HKT”), a third party business partner of Avaya responsible for a sales territory that includes Hong Kong, Macau, and China. The following disclosure is made pursuant to Section 13(r) of the Exchange Act.
During Avaya’s recent review of its compliance practices in regards to sanctions regulations administered by the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury, Avaya determined that AISL processed a sales order received through HKT for an end user identified as MelliBank PLc Hong Kong Branch (“MBHK”). Though this entity is not specifically identified on OFAC’s Specially Designated Nationals and Blocked Persons List, it is designated as a Specially Designated National and Blocked Persons (“SDN”) as a result of the SDN designation of its ultimate parent company in 2016 pursuant to Executive Order 13599. The gross revenues Avaya received from the sale were $4,954.01 and the net profits from the sale were $2,031.15. Once the sale to MBHK was discovered, Avaya terminated all agreements and dealings with MBHK, including a sales and maintenance agreement. Avaya does not intend to engage in any future activities, transactions or dealings with MBHK.
Avaya filed a voluntary disclosure with OFAC on April 4, 2018 regarding the matter described above. Avaya remains committed to complying fully with U.S. sanctions laws and regulations and has devoted significant resources to its global trade compliance program. Avaya is in the process of implementing various enhancements to strengthen its existing global trade compliance procedures and plans to work with HKT on implementation of other remedial measures, including an improvement plan designed to prevent future exposure to persons targeted under U.S. sanctions.

Item 6.	Exhibits.

Exhibit Number
10.1	Form of Restricted Stock Award Agreement pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan for Non-Employee Directors
10.2	Avaya Inc. Executive Annual Incentive Plan, effective March 7, 2018 (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 8, 2018)
31.1	Certification of James M. Chirico, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Patrick J. O'Malley, III pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of James M. Chirico, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Patrick J. O'Malley, III pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAYA HOLDINGS CORP.

By:	/s/ L. DAVID DELL'Osso
L. David Dell'Osso Vice President, Corporate Controller & Chief Accounting Officer (Principal Accounting Officer)

May 15, 2018