Form 10-Q
period 2018-06-30
Avaya Holdings Corp.
filed 2018-08-14
CIK 1418100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
Indicate by check mark whether the registrant has filed all document and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of July 31, 2018, 109,954,972 shares of Common Stock, $0.01 par value, of the registrant were outstanding.

When we use the terms “we,” “us,” “our,” “Avaya” or the “Company,” we mean Avaya Holdings Corp., a Delaware corporation, and its consolidated subsidiaries taken as a whole, unless the context otherwise indicates.
This Quarterly Report on Form 10-Q contains the registered and unregistered Avaya Aura®, AvayaLive®, Scopia® and other trademarks or service marks of Avaya and are the property of Avaya Holdings Corp. and/or its affiliates. This Quarterly Report on Form 10-Q also contains additional trade names, trademarks or service marks belonging to us and to other companies. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
Avaya Holdings Corp.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Successor	Predecessor	Successor	Predecessor
	Three months ended June 30, 2018	Three months ended June 30, 2017	Period from December 16, 2017 through June 30, 2018	Period from October 1, 2017 through December 15, 2017	Nine months ended June 30, 2017
REVENUE
Products	$300	$345	$664	$253	$1,094
Services	392	458	848	351	1,388
	692	803	1,512	604	2,482
COSTS
Products:
Costs	114	121	257	84	394
Amortization of technology intangible assets	44	5	92	3	16
Services	182	184	410	155	560
	340	310	759	242	970
GROSS PROFIT	352	493	753	362	1,512
OPERATING EXPENSES
Selling, general and administrative	281	295	613	264	923
Research and development	51	59	110	38	178
Amortization of intangible assets	39	57	86	10	170
Impairment of indefinite-lived intangible assets	—	65	—	—	65
Goodwill impairment	—	52	—	—	52
Restructuring charges, net	30	8	80	14	22
	401	536	889	326	1,410
OPERATING (LOSS) INCOME	(49)	(43)	(136)	36	102
Interest expense	(56)	(17)	(112)	(14)	(229)
Other income (expense), net	37	(9)	32	(2)	(27)
Reorganization items, net	—	(35)	—	3,416	(77)
(LOSS) INCOME BEFORE INCOME TAXES	(68)	(104)	(216)	3,436	(231)
(Provision for) benefit from income taxes	(20)	6	235	(459)	22
NET (LOSS) INCOME	$(88)	$(98)	$19	$2,977	$(209)
Net (loss) income per share:
Basic	$(0.80)	$(0.22)	$0.17	$5.19	$(0.47)
Diluted	$(0.80)	$(0.22)	$0.17	$5.19	$(0.47)
Weighted average shares outstanding:
Basic	109.8	497.2	109.8	497.3	497.0
Diluted	109.8	497.2	111.0	497.3	497.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(In millions)

	Successor	Predecessor	Successor	Predecessor
	Three months ended June 30, 2018	Three months ended June 30, 2017	Period from December 16, 2017 through June 30, 2018	Period from October 1, 2017 through December 15, 2017	Nine months ended June 30, 2017
Net (loss) income	$(88)	$(98)	$19	$2,977	$(209)
Other comprehensive (loss) income:
Pension, post-retirement and postemployment benefit-related items, net of income taxes of $58 for the period from October 1, 2017 through December 15, 2017 and $1 and $16 for the three and nine months ended June 30, 2017, respectively	—	25	—	655	54
Cumulative translation adjustment, net of income taxes of $2 and $1 for the three and nine months ended June 30, 2017, respectively	(4)	(44)	(29)	3	(18)
Change in interest rate swaps, net of income taxes of ($3) for the three months ended June 30, 2018 and the period from December 16, 2017 through June 30, 2018	(12)	—	(12)	—	—
Other comprehensive (loss) income	(16)	(19)	(41)	658	36
Elimination of Predecessor Company accumulated other comprehensive loss	—	—	—	790	—
Total comprehensive (loss) income	$(104)	$(117)	$(22)	$4,425	$(173)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share and shares amounts)

	Successor	Predecessor
	June 30, 2018	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$685	$876
Accounts receivable, net	367	536
Inventory	102	96
Other current assets	238	269
TOTAL CURRENT ASSETS	1,392	1,777
Property, plant and equipment, net	260	200
Deferred income taxes, net	21	—
Intangible assets, net	3,318	311
Goodwill	2,771	3,542
Other assets	64	68
TOTAL ASSETS	$7,826	$5,898
LIABILITIES
Current liabilities:
Debt maturing within one year	$—	$725
Long-term debt, current portion	29	—
Accounts payable	326	282
Payroll and benefit obligations	119	127
Deferred revenue	479	614
Business restructuring reserve	57	35
Other current liabilities	129	90
TOTAL CURRENT LIABILITIES	1,139	1,873
Non-current liabilities:
Long-term debt, net of current portion	3,099	—
Pension obligations	731	513
Other post-retirement obligations	213	—
Deferred income taxes, net	486	32
Business restructuring reserve	52	34
Other liabilities	388	170
TOTAL NON-CURRENT LIABILITIES	4,969	749
LIABILITIES SUBJECT TO COMPROMISE	—	7,705
TOTAL LIABILITIES	6,108	10,327
Commitments and contingencies (Note 20)
Predecessor equity awards on redeemable shares	—	7
Predecessor preferred stock, $0.001 par value, 250,000 shares authorized at September 30, 2017
Convertible Series B preferred stock; 48,922 shares issued and outstanding at September 30, 2017	—	393
Series A preferred stock; 125,000 shares issued and outstanding at September 30, 2017	—	184
Successor preferred stock, $0.01 par value; 55,000,000 authorized, no shares issued or outstanding at June 30, 2018
STOCKHOLDERS' EQUITY (DEFICIT)
Predecessor common stock, $0.001 par value; 750,000,000 shares authorized, 494,768,243 issued and outstanding at September 30, 2017	—	—
Successor common stock, $0.01 par value; 550,000,000 shares authorized, 110,160,835 issued and 109,954,972 outstanding at June 30, 2018	1	—
Additional paid-in capital	1,739	2,389
Retained earnings (accumulated deficit)	19	(5,954)
Accumulated other comprehensive loss	(41)	(1,448)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,718	(5,013)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,826	$5,898
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)
(In millions)

	Common Stock
	Number	Par Value	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' (Deficit) Equity
Balance as of September 30, 2017 (Predecessor)	494.8	$—	$2,389	$(5,954)	$(1,448)	$(5,013)
Issuance of common stock, net of shares redeemed and cancelled, under employee stock option plan						—
Amortization of share-based compensation			3			3
Accrued dividends on Series A preferred stock			(2)			(2)
Accrued dividends on Series B preferred stock			(4)			(4)
Reclassifications to equity awards on redeemable shares			1			1
Net income				2,977		2,977
Other comprehensive income					658	658
Balance as of December 15, 2017 (Predecessor)	494.8	—	2,387	(2,977)	(790)	(1,380)
Cancellation of Predecessor equity	(494.8)		(2,387)	2,977	790	1,380
Balance as of December 15, 2017 (Predecessor)	—	$—	$—	$—	$—	$—

	Common Stock
	Number	Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity (Deficit)
Balance as of December 15, 2017 (Predecessor)	—	$—	$—	$—	$—	$—
Issuance of Successor common stock
Common stock issued for settlement of Predecessor debt	103.9	1	1,575			1,576
Common stock issued to Pension Benefit Guaranty Corporation	6.1		92			92
Balance as of December 15, 2017 (Predecessor)	110.0	$1	$1,667	$—	$—	$1,668

Balance as of December 16, 2017 (Successor)	110.0	$1	$1,667	$—	—	$1,668
Issuance of common stock under the equity incentive plan	0.2					—
Shares repurchased and retired for tax withholding on vesting of restricted stock units			(2)			(2)
Equity component of convertible notes, net of issuance costs and income taxes			67			67
Purchase of convertible note bond hedge, net of income taxes			(64)			(64)
Issuance of call spread warrants			58			58
Amortization of share-based compensation			13			13
Net income				19		19
Other comprehensive loss					(41)	(41)
Balance as of June 30, 2018 (Successor)	110.2	$1	$1,739	$19	$(41)	$1,718

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Successor	Predecessor
	Period from December 16, 2017 through June 30, 2018	Period from October 1, 2017 through December 15, 2017	Nine months ended June 30, 2017
OPERATING ACTIVITIES:
Net income (loss)	$19	$2,977	$(209)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	264	31	263
Share-based compensation	13	—	10
Amortization of debt issuance costs	1	—	36
Accretion of debt discount	2	—	25
Impairment of long-lived asset	—	—	3
Impairment of indefinite-lived intangible assets	—	—	65
Goodwill impairment	—	—	52
Provision for uncollectible receivables	—	(1)	1
Deferred income taxes, net	(207)	455	(38)
Post-retirement curtailment	—	—	(4)
Loss on disposal/sale of long-lived assets, net	3	1	—
Change in fair value of emergence date warrants	9	—	—
Unrealized (gain) loss on foreign currency transactions	(33)	—	4
Reorganization items:
Net gain on settlement of liabilities subject to compromise	—	(1,778)	—
Payment to Pension Benefit Guaranty Corporation	—	(340)	—
Payment to pension trust	—	(49)	—
Payment of unsecured claims	—	(58)	—
Fresh start adjustments, net	—	(1,697)	—
Non-cash and financing related reorganization items, net	—	26	39
Changes in operating assets and liabilities:
Accounts receivable	23	40	85
Inventory	24	(2)	20
Accounts payable	42	(40)	(62)
Payroll and benefit obligations	(73)	16	(50)
Business restructuring reserve	39	(7)	(40)
Deferred revenue	149	28	(59)
Other assets and liabilities	(98)	(16)	(16)
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	177	(414)	125
INVESTING ACTIVITIES:
Capital expenditures	(36)	(13)	(40)
Capitalized software development costs	—	—	(2)
Acquisition of businesses, net of cash acquired	(157)	—	(4)
Proceeds from sale of long-lived assets	1	—	—
Restricted cash	55	21	(77)
Other investing activities, net	—	—	3
NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(137)	8	(120)
FINANCING ACTIVITIES:
Proceeds from Term Loan Credit Agreement	—	2,896	—
Repayment of debtor-in-possession financing	—	(725)	—
Repayment of first lien debt	—	(2,061)	—
Proceeds from debtor-in-possession financing	—	—	712
Repayment of Term Loan Credit Agreement due to refinancing	(2,918)	—	—
Proceeds from Term Loan Credit Agreement due to refinancing	2,911	—	—
Proceeds from issuance of convertible notes	350	—	—
Proceeds from issuance of call spread warrants	58	—	—
Purchase of convertible note bond hedge	(84)	—	—
Repayment of foreign asset-based revolving credit facility	—	—	(55)
Repayment of domestic asset-based revolving credit facility	—	—	(77)
Repayment of long-term debt, including adequate protection payments	(15)	(111)	(155)
Debt issuance costs	(10)	(97)	(1)
Repayments of borrowings on revolving loans under the senior secured credit agreement	—	—	(18)
Repayments of borrowings under sale-leaseback transaction	(7)	(4)	(15)
Other financing activities, net	(1)	—	(4)
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	284	(102)	387
Effect of exchange rate changes on cash and cash equivalents	(5)	(2)	1
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	319	(510)	393
Cash and cash equivalents at beginning of period	366	876	336
Cash and cash equivalents at end of period	$685	$366	$729
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

AVAYA HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Background and Basis of Presentation
Background
Avaya Holdings Corp. (the "Parent" or "Avaya Holdings"), together with its consolidated subsidiaries (collectively, the “Company” or “Avaya”), is a leading global provider of software and associated hardware and services for contact center and unified communications, offered on-premises, in the cloud, or as a hybrid solution. Avaya provides the mission-critical, real-time communication applications for small businesses to large multinational enterprises and government organizations. Currently, the Company manages its business operations in two segments, Global Communication Solutions ("GCS"), representing the Company's products portfolio, and Avaya Global Services ("AGS"), representing the Company's services portfolio. The Company sells directly through its worldwide sales force and indirectly through its global network of channel partners, including distributors, service providers, dealers, value-added resellers, system integrators and business partners that provide sales and services support.
Basis of Presentation
Avaya Holdings has no material assets or standalone operations other than its ownership of Avaya Inc. and its subsidiaries. The accompanying unaudited interim Condensed Consolidated Financial Statements as of June 30, 2018 and for the period from December 16, 2017 through June 30, 2018, the period from October 1, 2017 through December 15, 2017 and the nine months ended June 30, 2017, reflect the operating results of Avaya Holdings and its consolidated subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements, and should be read in conjunction with the Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2017, included in Amendment No. 3 to the Company’s Form 10 filed with the SEC on January 10, 2018. In management’s opinion, these unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary to state fairly the results of operations, financial position and cash flows for the periods indicated. The condensed consolidated results of operations for the interim periods reported are not necessarily indicative of the results for the entire fiscal year.
Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. These estimates include assessing the collectability of accounts receivable, sales returns and allowances, the use and recoverability of inventory, the realization of deferred tax assets, business restructuring reserves, pension and post-retirement benefit costs, the fair value of equity compensation, the fair value of assets and liabilities in connection with fresh start accounting as well as those acquired in business combinations, the recoverability of long-lived assets, useful lives and impairment of tangible and intangible assets including goodwill, the amount of exposure from potential loss contingencies, and fair value measurements, among others. The markets for the Company’s products are characterized by intense competition, rapid technological development and frequent new product introductions, all of which could affect the future recoverability of the Company’s assets. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from these estimates.
On January 19, 2017 (the “Petition Date”), Avaya Holdings, together with certain of its affiliates, namely Avaya CALA Inc., Avaya EMEA Ltd., Avaya Federal Solutions, Inc., Avaya Holdings LLC, Avaya Holdings Two, LLC, Avaya Inc., Avaya Integrated Cabinet Solutions Inc., Avaya Management Services Inc., Avaya Services Inc., Avaya World Services Inc., Octel Communications LLC, Sierra Asia Pacific Inc., Sierra Communication International LLC, Technology Corporation of America, Inc., Ubiquity Software Corporation, VPNet Technologies, Inc., and Zang, Inc. (the “Debtors”), filed voluntary petitions for relief (the “Bankruptcy Filing”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court"). The cases were jointly administered as Case No. 17-10089 (SMB). The Debtors operated their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 of the Bankruptcy Code and the orders of the Bankruptcy Court until their emergence from bankruptcy on December 15, 2017.
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
The Condensed Consolidated Balance Sheet as of December 16, 2017, the Condensed Consolidated Statement of Cash Flows for the Predecessor period from October 1, 2017 through December 15, 2017, and the notes thereto have been revised to include the effects of these errors and the cash flow reclassification as follows:

	December 16, 2017 (Successor)
(In millions, except per share amounts)	As Previously Reported	Adjustments	Revised
Condensed Consolidated Balance Sheet:
Cash	$340	$26	$366
Accounts receivable	417	(26)	391
Goodwill	2,632	26	2,658
Total Assets	7,583	26	7,609
Additional paid-in capital (Successor)	1,641	26	1,667
Total Stockholders' Equity	1,642	26	1,668
Total Liabilities and Stockholders' Equity	7,583	26	7,609
Successor common stock value per share	$14.93	$0.23	$15.16

	Period from October 1, 2017 through December 15, 2017 (Predecessor)
(In millions)	As Previously Reported	Adjustments	Revised
Condensed Consolidated Statement of Cash Flows:
Change in Accounts receivable	$14	$26	$40
Net gain on settlement of Liabilities subject to compromise	(1,804)	26	(1,778)
Fresh start adjustments	(1,671)	(26)	(1,697)
Net Cash Used from Operating Activities	(440)	26	(414)
Net decrease in cash and cash equivalents	(536)	26	(510)
For additional information refer to Notes: 4. “Fresh Start Accounting”; 6. “Goodwill and Intangible Assets”; 7. “Supplementary Financial Information”; and 10. “Derivative Instruments and Hedging Activities”.
2. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” This standard sets forth targeted improvements to accounting for hedging activities and will make more financial and non-financial hedging strategies eligible for hedge accounting. It also modifies the presentation and disclosure requirements for hedging activities and changes how companies assess hedge effectiveness. The Company elected to early adopt this standard as of April 1, 2018, applying the updated provisions retrospectively to the beginning of the current fiscal year. As the Company did not maintain any hedging instruments prior to April 1, 2018, there was no retrospective impact due to this interim adoption. The new guidance will be applied to all hedging transactions entered into on or after April 1, 2018.
In March 2017, the FASB issued ASU No. 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost." This standard changes how employers that sponsor defined benefit pension and other post-retirement benefit plans present net periodic benefit cost in the income statement. This amendment requires that the service cost component be disaggregated from the other components of pension and post-retirement benefit costs on the income statement. The service cost component is reported in the same line items as other compensation costs and the other components of pension and post-retirement benefit costs (including interest cost, expected return on plan assets, amortization and curtailments and settlements) are reported in Other income (expense), net in the Company's Condensed Consolidated Financial Statements. The Company early adopted this accounting standard as of October 1, 2017. Changes to the Condensed Consolidated Financial Statements have been applied retrospectively. As a result, the Company reclassified $12 million and $29 million of other pension and post-retirement benefit costs to Other income (expense), net for the three and nine months ended June 30, 2017 (Predecessor), respectively. For the three months ended June 30, 2018 (Successor), the period from December 16, 2017 through June 30, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor), the Company recorded $4 million, $9 million and $(8) million, respectively, of other pension and post-retirement benefit credits (costs) in Other income (expense), net.
In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." This standard simplifies the accounting for share-based payments and their presentation in the statements of cash flows as well as the income tax effects of share-based payments. The Company adopted this standard as of October 1, 2017 on a prospective basis. The adoption of this standard did not have a material impact on the Company's Condensed Consolidated Financial Statements.
Recent Standards Not Yet Effective
In February 2018, the FASB issued ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This new standard allows companies to reclassify from accumulated other comprehensive income to retained earnings any stranded tax benefits resulting from the enactment of the Tax Cuts and Jobs Act. This standard is effective for the Company beginning in the first quarter of fiscal 2020. The Company is currently evaluating the impact that the adoption of this standard may have on its Condensed Consolidated Financial Statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." The standard requires the recognition of assets and liabilities for all leases with lease terms of more than 12 months. Subsequently, the FASB issued other standards that clarified certain aspects of the standard. This standard is effective for the Company in the first quarter of fiscal 2020 with early adoption permitted. The Company is currently evaluating the method of adoption and the effect that the adoption of the standard may have on its Condensed Consolidated Financial Statements.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This standard supersedes most of the current revenue recognition guidance under GAAP and is intended to improve and converge with international standards the financial reporting requirements for revenue recognition. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. Subsequently, the FASB issued several standards that clarified certain aspects of the standard but did not change the original standard. This new guidance is effective for the Company beginning in the first quarter of fiscal 2019. The ASU may be applied retrospectively (a) to each reporting period presented or (b) with the cumulative effect in retained earnings at the beginning of the adoption period.
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

•
First Lien Debt Claims. All the Predecessor Company's outstanding obligations under the variable rate term B-3, B-4, B-6, and B-7 loans and the 7% and 9% senior secured notes (collectively, the "Predecessor first lien obligations") were cancelled, and the holders of claims under the Predecessor first lien obligations received 99.3 million shares of Successor Company common stock. In addition, the holders of the Predecessor first lien obligations received cash in the amount of $2,061 million;

•
Second Lien Debt Claims. All the Predecessor Company's outstanding obligations under the 10.50% senior secured notes (the "Predecessor second lien obligations") were cancelled, and the holders of claims under the Predecessor second lien obligations received 4.4 million shares of Successor Company common stock. In addition, holders of the Predecessor second lien obligations received warrants to purchase 5.6 million shares of Successor Company common stock at an exercise price of $25.55 per warrant (the "Emergence Date Warrants");

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

Section 363 Asset Sale
In July 2017, the Company sold its networking business ("Networking" or the "Networking business") to Extreme Networks, Inc. ("Extreme"). The Networking business was comprised primarily of certain assets of the Company's Networking segment (which prior to the sale was a separate operating segment), along with the maintenance and professional services of the Networking business, which were part of the AGS segment. Under a Transition Services Agreement ("TSA"), the Company provides administrative services to Extreme for process support, maintenance services and product logistics on a fee basis. Substantially all activities required to be provided under the TSA have been completed as of June 30, 2018.
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
As discussed in Note 1, "Revision of Prior Period Amounts", prior period amounts as reported have been revised, where applicable.
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

The following table reconciles the enterprise value to the estimated fair value of the Successor stockholders' equity as of the Emergence Date:

(In millions, except per share amount)	As Previously Reported	Adjustments	Revised
Enterprise value	$5,721	$—	$5,721
Plus:
Cash and cash equivalents	340	26	366
Less:
Minimum cash required for operations	(120)	—	(120)
Fair value of Term Loan Credit Agreement(1)	(2,896)	—	(2,896)
Fair value of capitalized leases	(20)	—	(20)
Fair value of pension and other post-retirement obligations, net of tax(2)	(856)	—	(856)
Change in net deferred tax liabilities from reorganization	(510)	—	(510)
Fair value of Successor Emergence Date Warrants(3)	(17)	—	(17)
Fair value of Successor common stock	$1,642	$26	$1,668
Shares issued at December 15, 2017 upon emergence	110.0	—	110.0
Successor common stock value per share	$14.93	$0.23	$15.16

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

(3)	The fair value of the Emergence Date Warrants was estimated using the Black-Scholes-Merton ("Black-Scholes") pricing model.
The following table reconciles the enterprise value to the estimated reorganization value as of the Emergence Date:

(In millions)	As Previously Reported	Adjustments	Revised
Enterprise value	$5,721	$—	$5,721
Plus:
Non-debt current liabilities	955	—	955
Non-debt non-current liabilities	2,090	—	2,090
Excess cash and cash equivalents	220	26	246
Less:
Pension and other post-retirement obligations, net of deferred taxes	(856)	—	(856)
Capital lease obligations	(20)	—	(20)
Change in net deferred tax liabilities from reorganization	(510)	—	(510)
Emergence Date Warrants issued	(17)	—	(17)
Reorganization value of Successor assets	$7,583	$26	$7,609
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

15.
Other Liabilities. The increase of $233 million primarily relates to the reinstatement of employee benefits, tax liabilities and deferred revenue from liabilities subject to compromise. Also included is the value of the Emergence Date Warrants issued to the holders of the Predecessor second lien obligations.

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

18.
Issuance of Successor Common Stock and Emergence Date Warrants. In settlement of the Company's $5,721 million Predecessor first lien obligations and Predecessor second lien obligations, the holders of the Predecessor first lien obligations received a total of 99.3 million shares of common stock (fair value of $1,509 million) and $2,061 million in cash and the holders of the Predecessor second lien obligations received a total of 4.4 million shares of common stock (fair value of $67 million) and 5.6 million Emergence Date Warrants to purchase a like amount of common shares (fair value of $17 million). In addition, as part of the Plan of Reorganization, the Company completed a distressed termination of the APPSE in accordance with the Stipulation Settlement with the PBGC, the PBGC received $340 million in cash and 6.1 million shares of common stock (fair value of $92 million).

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
Fresh Start Adjustments
At the Emergence Date, the Company met the requirements under ASC 852 for the adoption of fresh start accounting. These adjustments reflect actual amounts recorded as of the Emergence Date.

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

27.	Goodwill. Predecessor goodwill of $3,541 million was eliminated and Successor goodwill of $2,658 million was established based on the calculated reorganization value.

(In millions)	As Previously Reported	Adjustments	Revised
Reorganization value of Successor Company	$7,583	$26	$7,609
Less: Fair value of Successor Company assets	(4,951)	—	(4,951)
Reorganization value of Successor Company assets in excess of fair value - goodwill	$2,632	$26	$2,658

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

36.
Fresh Start Adjustments. The following table reflects the cumulative impact of the fresh start adjustments as discussed above, the elimination of the Predecessor Company's accumulated other comprehensive loss and the adjustments required to eliminate accumulated deficit:

(In millions)	As Previously Reported	Adjustments	Revised
Eliminate Predecessor Intangible assets	$(298)	$—	$(298)
Eliminate Predecessor Goodwill	(3,541)	—	(3,541)
Establish Successor Intangible assets	3,435	—	3,435
Establish Successor Goodwill	2,632	26	2,658
Fair value adjustment to Inventory	29	—	29
Fair value adjustment to Other current assets	(66)	—	(66)
Fair value adjustment to Property, plant and equipment	116	—	116
Fair value adjustment to Other assets	(27)	—	(27)
Fair value adjustment to Deferred revenue	235	—	235
Fair value adjustment to Business restructuring reserves	(4)	—	(4)
Fair value adjustment to Other current liabilities	3	—	3
Fair value adjustment to Long-term debt	(96)		(96)
Fair value adjustment to Other liabilities	43	—	43
Release Predecessor Accumulated comprehensive loss	(790)	—	(790)
Fresh start adjustments included in Reorganization items, net	1,671	26	1,697
Tax impact of fresh start adjustments	(565)	—	(565)
Gain on fresh start accounting, net	$1,106	$26	$1,132
5. Business Combinations
Spoken Communications
On March 9, 2018 (“Acquisition Date”), the Company acquired Intellisist, Inc. (“Spoken”), a United States-based private technology company, which provides cloud-based Contact Center as a Service ("CCaaS") solutions and customer experience management and automation applications. The total purchase price was $172 million, consisting of $157 million in cash, $14 million in contingent consideration and settlement of Spoken’s net payable to the Company of $1 million. Prior to the acquisition, the Company and Spoken had been working in a co-development partnership for more than a year pursuant to which the Company had recorded a net receivable from Spoken for services provided.
Upon the achievement of three specified performance targets ("Earn-outs"), the Company may be required to pay up to $16 million of contingent consideration to Spoken's former owners and employees and up to $4 million in discretionary earn-out bonuses ("Earn-out Bonuses") to Spoken employees who are believed to have contributed to the achievement of the Earn-outs. The fair value of the Earn-outs at the Acquisition Date was $14 million, which was calculated using a probability-weighted discounted cash flow model and will be remeasured to fair value at each subsequent reporting period. The Earn-out Bonuses, which are intended to incentivize remaining employees to assist in achieving the Earn-outs, are excluded from the acquisition consideration and will be recognized as compensation expense in the Company's consolidated financial statements ratably over the estimated Earn-out periods. During the three months ended June 30, 2018, there was no material change to the fair value of the Earn-out liability.
The Company recorded goodwill of $120 million, which has been assigned to the GCS segment, identifiable intangible assets with a fair value of $64 million, and other net liabilities of $12 million. The goodwill recognized is attributable primarily to the potential that the Spoken technology, cloud platform and assembled workforce will accelerate the Company's growth in cloud-based solutions. The Company has determined that the goodwill is not deductible for tax purposes. The purchase price allocation is preliminary and subject to revision as additional information regarding the fair value of assets and liabilities acquired becomes available. Additional information that existed at the Acquisition Date that was unknown may become known during the remainder of the measurement period, a period not to exceed twelve months from the Acquisition Date. Adjustments in the purchase price allocation may require changes to certain assets and liabilities retroactive to the period in which the acquisition occurred. Any effects on earnings as a result of these potential changes would be calculated as if the accounting had been completed at the Acquisition Date and recognized in the reporting period the adjustments were identified. During the three months ended June 30, 2018, the Company adjusted the initial purchase price allocation resulting in a decrease in goodwill, from $122 million to $120 million.
The acquired intangible assets of $64 million included technology and patents of $56 million with a weighted average useful life of 4.9 years for all technology assets, $5 million of in-process research & development ("IPR&D") activities, which are considered indefinite lived until projects are completed or abandoned, and customer relationships of $3 million with a weighted average useful life of 7.5 years.
The Company recorded $3 million of acquisition-related costs, which included investment banking, legal and other third-party costs and $7 million of compensation expense resulting from the accelerated vesting of certain unvested Spoken stock option awards because post-combination service requirements were eliminated.
Spoken became a wholly-owned subsidiary of the Company, whose unaudited interim Condensed Consolidated Financial Statements reflect the financial results of the operations of Spoken beginning on March 9, 2018. Spoken’s revenue and operating loss included in the Company’s results for the three months ended June 30, 2018, was $4 million and $12 million, respectively, including $2 million of compensation expense for the accelerated vesting of certain Spoken stock option awards and $3 million for the amortization of acquired technology intangibles. Spoken’s revenue and operating loss included in the Company’s results for the period from December 16, 2017 through June 30, 2018 (Successor), was $5 million and $19 million, respectively, including $7 million of compensation expense for the accelerated vesting of certain Spoken stock option awards and $4 million for the amortization of acquired technology intangibles.

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
The Company determined that no events occurred or circumstances changed during the period from December 16, 2017 through June 30, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor) that would more likely than not reduce the fair value of any of the Company's reporting units below their respective carrying amounts. However, if conditions deteriorate or there is a change in the business, it may be necessary to record impairment charges in the future.
The Company adjusted the carrying value of goodwill upon application of fresh start accounting.
As discussed in Note 1, "Revision of Prior Period Amounts", prior period amounts as reported have been revised, where applicable.
The carrying value of goodwill by operating segments for the periods indicated was as follows:

	As Previously Reported
(In millions)	Global Communications Solutions	Avaya Global Services	Total
Cost	$2,669	$2,501	$5,170
Accumulated impairment	(1,576)	(52)	(1,628)
September 30, 2017 (Predecessor)	$1,093	$2,449	$3,542
Adjustments	(1)	—	(1)
Impact of fresh start accounting	68	(977)	(909)
December 15, 2017 (Predecessor)	$1,160	$1,472	$2,632

December 16, 2017 (Successor)	$1,160	$1,472	$2,632

	Adjustments
(In millions)	Global Communications Solutions	Avaya Global Services	Total
Cost	$—	$—	$—
Accumulated impairment	—	—	—
September 30, 2017 (Predecessor)	$—	$—	$—
Adjustments	—	—	—
Impact of fresh start accounting	11	15	26
December 15, 2017 (Predecessor)	$11	$15	$26

December 16, 2017 (Successor)	$11	$15	$26

	Revised
(In millions)	Global Communications Solutions	Avaya Global Services	Total
Cost	$2,669	$2,501	$5,170
Accumulated impairment	(1,576)	(52)	(1,628)
September 30, 2017 (Predecessor)	1,093	2,449	3,542
Adjustments	(1)	—	(1)
Impact of fresh start accounting	79	(962)	(883)
December 15, 2017 (Predecessor)	$1,171	$1,487	$2,658

December 16, 2017 (Successor)	$1,171	$1,487	$2,658
Spoken acquisition	120	—	120
Impact of foreign currency fluctuations	(3)	(4)	(7)
June 30, 2018 (Successor)	$1,288	$1,483	$2,771
As a result of the sale of certain assets and liabilities of the Company's former Networking business to Extreme in July 2017, it was determined that the fair value of the Networking services component was less than its carrying value. As a result, the Company recorded a goodwill impairment charge of $52 million in the third quarter of fiscal year 2017.
Intangible Assets
Intangible assets include technology, customer relationships, trademarks and trade names and other intangibles. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from one year to nineteen years.
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
The Company determined that no events had occurred or circumstances changed during the period from December 16, 2017 through June 30, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor) that would indicate that its long-lived assets, including intangible assets with finite lives, may not be recoverable or that it is more likely than not that its intangible assets with indefinite lives are impaired. However, if conditions deteriorate or there is a change in the business, it may be necessary to record impairment charges in the future.
The Company adjusted the carrying value of intangible assets upon application of fresh start accounting.

The gross carrying amount and accumulated amortization by major intangible asset category as of June 30, 2018 (Successor) and September 30, 2017 (Predecessor) were as follows:

	Successor
	As of June 30, 2018
(In millions)	Technology and patents	Customer relationships and other intangibles	Trademarks and trade names	Total
Finite-lived intangible assets:
Cost	$960	$2,156	$43	$3,159
Accumulated amortization	(92)	(84)	(2)	(178)
Finite-lived intangible assets, net	868	2,072	41	2,981

Indefinite-lived intangible assets	5	—	332	337
Intangible assets, net	$873	$2,072	$373	$3,318

	Predecessor
	As of September 30, 2017
(In millions)	Technology and patents	Customer relationships and other intangibles	Trademarks and trade names	Total
Finite-lived intangible assets:
Cost	$1,427	$2,196	$—	$3,623
Accumulated amortization	(1,411)	(2,091)	—	(3,502)
Finite-lived intangible assets, net	16	105	—	121

Indefinite-lived intangible assets:
Cost	—	—	545	545
Accumulated impairment	—	—	(355)	(355)
Indefinite-lived intangible assets, net	—	—	190	190

Intangible assets, net	$16	$105	$190	$311
Due to the Company filing for bankruptcy and also experiencing a decline in revenues, a revision of its five year forecast was completed in the third quarter ended June 30, 2017. Due to the decline in revenue in the five year forecast, the Company tested its intangible assets with indefinite lives and other long-lived assets for impairment. The Company estimated the fair values of its indefinite-lived intangible assets using the royalty savings method, which values an asset by estimating the royalties saved through ownership of the asset. As a result of the impairment test, the Company estimated the fair value of its trademarks and trade names to be $190 million as compared to a carrying amount of $255 million and recorded an impairment charge of $65 million in the third quarter of fiscal year 2017. No impairments have been recognized in fiscal 2018.
Amortization expense related to intangible assets was $83 million, $178 million and $13 million for the three months ended June 30, 2018 (Successor), the period from December 16, 2017 through June 30, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor), respectively. Amortization expense related to intangible assets was $62 million and $186 million for the three and nine months ended June 30, 2017 (Predecessor), respectively.
Amortizable technology and patents have useful lives that range between 1 year and 10 years with a weighted average remaining useful life of 5.2 years. IPR&D activities are considered indefinite-lived until projects are completed or abandoned. Customer relationships have useful lives that range between 1 year and 19 years with a weighted average remaining useful life of 14.1 years. Amortizable product trade names have useful lives of 10 years with a weighted average remaining useful life of 9.5 years. The Avaya trade name is expected to generate cash flows indefinitely and, consequently, this asset is classified as an indefinite-lived intangible.

Future amortization expense related to amortizable intangible assets as of June 30, 2018 is as follows:

(In millions)
Remainder of fiscal 2018	$84
2019	333
2020	333
2021	332
2022	305
2023 and thereafter	1,594
Total	$2,981

7.	Supplementary Financial Information
Supplemental Operations Information
A summary of other expense, net for the periods indicated is presented in the following table:

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended June 30, 2018	Three months ended June 30, 2017	Period from December 16, 2017 through June 30, 2018	Period from October 1, 2017 through December 15, 2017	Nine months ended June 30, 2017
OTHER INCOME (EXPENSE), NET
Interest income	$1	$1	$2	$2	$2
Foreign currency gains, net	25	2	24	—	1
Income from TSA, net	1	—	5	3	—
Other pension and post-retirement benefit credits (costs), net	4	(12)	9	(8)	(29)
Change in fair value of Emergence Date Warrants	6	—	(9)	—	—
Gain on sale of long-lived assets	—	—	1	—	—
Other, net	—	—	—	1	(1)
Total other income (expense), net	$37	$(9)	$32	$(2)	$(27)
As discussed in Note 2, “Recent Accounting Pronouncements - Recently Adopted Accounting Pronouncements”, the adoption of ASU 2017-07 resulted in the recognition of Other pension and post-retirement benefit credits (costs), net (including the interest cost, expected return on plan assets, amortization and curtailments and settlements) in Other income (expense), net. Prior period amounts have been reclassified to conform to the current period presentation.
The Foreign currency gains, net for both the three months ended June 30, 2018 (Successor) and the period from December 16, 2017 through June 30, 2018 (Successor) were principally due to the strengthening of the U.S. dollar compared to certain foreign exchange rates on U.S. dollar denominated receivables maintained in non-U.S. locations, mainly Argentina, India and Mexico.

A summary of reorganization items, net for the periods indicated is presented in the following tables:

	Successor	Predecessor
(In millions)	Three months ended June 30, 2018	Three months ended June 30, 2017
REORGANIZATION ITEMS, NET
Bankruptcy-related professional fees	$—	$(31)
DIP Credit Agreement financing costs	—	—
Contract rejection fees	—	(4)
Net gain on settlement of liabilities subject to compromise	—	—
Net gain on fresh start adjustments	—	—
Other items, net	—	—
Reorganization items, net	$—	$(35)
Cash payments for reorganization items	$—	$33

	Successor	Predecessor
		As Previously Reported	Adjustments	Revised
(In millions)	Period from December 16, 2017 through June 30, 2018	Period from October 1, 2017 through December 15, 2017	Period from October 1, 2017 through December 15, 2017	Period from October 1, 2017 through December 15, 2017	Nine months ended June 30, 2017
REORGANIZATION ITEMS, NET
Bankruptcy-related professional fees	$—	$(56)	$—	$(56)	$(59)
DIP Credit Agreement financing costs	—	—	—	—	(14)
Contract rejection fees	—	—	—	—	(4)
Net gain on settlement of liabilities subject to compromise	—	1,804	(26)	1,778	—
Net gain on fresh start adjustments	—	1,671	26	1,697	—
Other items, net	—	(3)	—	(3)	—
Reorganization items, net	$—	$3,416	$—	$3,416	$(77)
Cash payments for reorganization items	$1	$2,524	$—	$2,524	$39
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
As discussed in Note 1, "Revision of Prior Period Amounts", prior period amounts as reported have been revised, where applicable.

8.	Business Restructuring Reserves and Programs
For the three months ended June 30, 2018 and 2017, the Company recognized restructuring charges of $30 million and $8 million, respectively. For the period from December 16, 2017 through June 30, 2018 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor) and the nine months ended June 30, 2017 (Predecessor), the Company recognized restructuring charges of $80 million, $14 million and $22 million, respectively. The restructuring charges include adjustments to the restructuring programs of prior fiscal years consisting of the termination/buyout of leases and employee separation costs. As the Company continues to evaluate opportunities to streamline its operations, it may identify cost savings globally and take additional restructuring actions in the future and the costs of those actions could be material.
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
The following table summarizes the components of the fiscal 2018 restructuring program for the period from December 16, 2017 through June 30, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor):

(In millions)	Employee Separation Costs	Lease Obligations	Total
2018 restructuring charges	$12	$—	$12
Cash payments	(3)	—	(3)
Balance as of December 15, 2017 (Predecessor)	$9	$—	$9

Balance as of December 16, 2017 (Successor)	$9	$—	$9
2018 restructuring charges	68	10	78
Cash payments	(16)	(10)	(26)
Impact of foreign currency fluctuations	(2)	—	(2)
Balance as of June 30, 2018 (Successor)	$59	$—	$59
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
The following table summarizes the components of the fiscal 2017 restructuring program for the period from December 16, 2017 through June 30, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor):

(In millions)	Employee Separation Costs	Lease Obligations	Total
Balance as of September 30, 2017 (Predecessor)	$4	$1	$5
Cash payments	(1)	(1)	(2)
Balance as of December 15, 2017 (Predecessor)	$3	$—	$3

Balance as of December 16, 2017 (Successor)	$3	$—	$3
Cash payments	(1)	—	(1)
Balance as of June 30, 2018 (Successor)	$2	$—	$2
Fiscal 2008 through 2016 Restructuring Programs
During fiscal years 2008 through 2016, the Company identified opportunities to streamline operations and generate cost savings, which included eliminating employee positions and exiting facilities. The remaining obligations related to these restructuring programs are for employee severance costs and are primarily associated with EMEA plans expected to be completed by fiscal 2023.

The following table aggregates the components of the fiscal 2008 through 2016 restructuring programs for the period from December 16, 2017 through June 30, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor):

(In millions)	Employee Separation Costs	Lease Obligations	Total
Balance as of September 30, 2017 (Predecessor)	$51	$24	$75
Cash payments	(3)	(17)	(20)
Expense	1	1	2
Adjustments - fresh start and reorganization items	$4	$(1)	$3
Balance as of December 15, 2017 (Predecessor)	$53	$7	$60

Balance as of December 16, 2017 (Successor)	$53	$7	$60
Expense	1	1	2
Cash payments	(12)	(2)	(14)
Impact of foreign currency fluctuations	—	—	—
Balance as of June 30, 2018 (Successor)	$42	$6	$48
As of September 30, 2017, the Business restructuring reserve of $80 million included $11 million that was recorded in Liabilities subject to compromise in the Condensed Consolidated Balance Sheets.

9.	Financing Arrangements
The following table reflects principal amounts of debt and debt net of discounts and issuance costs as of June 30, 2018 (Successor) and September 30, 2017 (Predecessor), which includes the impact of adequate protection payments and accrued interest as of January 19, 2017, the date the Company filed for bankruptcy:

	Successor		Predecessor
	June 30, 2018		September 30, 2017
(In millions)	Principal amount	Net of discounts and issuance costs	Principal amount	Net of discounts and issuance costs
Term Loan Credit Agreement	$2,910	$2,876	$—	$—
Convertible 2.25% senior notes due June 15, 2023	350	252	—	—
DIP Credit Agreement due January 19, 2018	—	—	725	725
First lien debt:
Senior secured term B-3 loans	—	—	594	594
Senior secured term B-4 loans	—	—	1	1
Senior secured term B-6 loans	—	—	519	519
Senior secured term B-7 loans	—	—	2,012	2,012
7% senior secured notes	—	—	982	982
9% senior secured notes	—	—	284	284
Second lien debt:
10.50% senior secured notes	—	—	1,440	1,440
Total debt	$3,260	3,128	$6,557	6,557
Debt maturing within one year		(29)		(725)
Long-term debt, net of current portion(1)		$3,099		$5,832
(1) Pre-petition long-term debt as of September 30, 2017 (Predecessor) was included in liabilities subject to compromise.
On the Emergence Date:

1.	the Successor Company entered into the Term Loan Credit Agreement and the ABL Credit Agreement;

2.	the DIP Credit Agreement was paid in full;

3.
the holders of the Predecessor first lien obligations received cash and Successor Company common stock (aggregate fair value of $3,570 million) and the Company cancelled $4,281 million of the Predecessor first lien obligations; and

4.
the holders of the Predecessor second lien obligations received Successor Company common stock and Emergence Date Warrants to purchase common stock (aggregate fair value of $84 million) and the Company cancelled $1,440 million of the Predecessor second lien obligations.

Successor Financing
Term Loan and ABL Credit Agreements
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
On June 18, 2018, the Company amended the Term Loan Credit Agreement to reduce interest rates and to reduce the London Inter-bank Offered Rate ("LIBOR") floor that existed under the original agreement from 1.00% to 0.00%. After the amendment, the Term Loan Credit Agreement (a) in the case of alternative base rate ("ABR") Loans, bears interest at a rate per annum equal to 3.25% plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the U.S. prime rate as publicly announced in the Wall Street Journal and (iii) the LIBOR Rate for an interest period of one month and (b) in the case of LIBOR Loans, bears interest at a rate per annum equal to 4.25% plus the applicable LIBOR rate, subject to a 0.00% floor. Prior to the amendment, the Term Loan Credit Agreement, in the case of ABR Loans, bore interest at a rate per annum equal to 3.75% plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the U.S. prime rate as publicly announced in the Wall Street Journal and (iii) the LIBOR Rate for an interest period of one month and in the case of LIBOR Loans, bore interest at a rate per annum equal to 4.75% plus the applicable LIBOR rate, subject to a 1.00% floor. As a result of the amendment, outstanding loan balances under the original Term Loan Credit Agreement were paid in full and new debt was issued for the same outstanding principal amount. The amendment was accounted for as a loan modification under ASC 470, "Debt".
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

As of June 30, 2018, the Company was not in default under any of its debt agreements.
Under the terms of the ABL Credit Agreement, the Company can issue letters of credit up to $150 million. At June 30, 2018, the Company had issued and outstanding letters of credit and guarantees of $48 million. The aggregate additional principal amount that may be borrowed under the ABL Credit Agreement, based on the borrowing base less $48 million of outstanding letters of credit and guarantees, was $195 million at June 30, 2018.
The weighted average contractual interest rate of the Company’s outstanding debt as of June 30, 2018 was 6.4%.
Convertible Notes
On June 11, 2018, the Company issued its 2.25% Convertible Notes in an aggregate principal of $350 million (including the underwriters’ exercise in full of an over-allotment option of $50 million), which mature on June 15, 2023 (“Convertible Notes”). The Convertible Notes were issued under an indenture (“Indenture”), by and between the Company and the Bank of New York Mellon Trust Company N.A., as Trustee. The Company received net proceeds from the offering of $314 million after giving effect to debt issuance costs, including the underwriting discount, the net cash used to purchase a bond hedge and the proceeds from the issuance of warrants, which are discussed below.
The Convertible Notes accrue interest at a rate of 2.25% per annum, payable semi-annually on June 15 and December 15 of each year beginning on December 15, 2018. On or after March 15, 2023, and until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert the Convertible Notes at the holders' option. The Convertible Notes are convertible at an initial rate of 36.0295 shares per $1,000 of principal (equivalent to an initial conversion price of $27.76 per share of the Company's common stock). The conversion rate is subject to customary adjustments for certain events as described in the Indenture. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company's election. It is the Company’s current intent to settle conversions of the Convertible Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock.
Holders may convert the Convertible Notes, at the holders' option, prior to March 15, 2023 only under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ending on September 30, 2018 (and only during such calendar quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•
during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sales price of the Company's common stock and the conversion rate on each such trading day; or

•	upon the occurrence of specified corporate events.
The Company may not redeem the Convertible Notes prior to their maturity date, and no sinking fund is provided for them. If the Company undergoes a fundamental change, as described in the Indenture, subject to certain conditions, holders may require the Company to repurchase for cash all or any portion of the Convertible Notes. The fundamental change repurchase price is equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the fundamental change repurchase date. If holders elect to convert the Convertible Notes in connection with a make-whole fundamental change, as described in the Indenture, the Company will, to the extent provided in the Indenture, increase the conversion rate applicable to the Convertible Notes.
The Convertible Notes are senior unsecured obligations and rank senior in right of payment to any of the Company's indebtedness that is expressly subordinated in right of payment to the Convertible Notes and equal in right of payment to any of its existing and future unsecured indebtedness that is not subordinated. The Convertible Notes are effectively junior in right of payment to any of the Company's secured indebtedness (to the extent of the value of assets securing such indebtedness) and structurally junior to all existing and future indebtedness and other liabilities, including trade payables, of its subsidiaries. The Indenture does not limit the amount of debt that the Company or its subsidiaries may incur. The Convertible Notes are not guaranteed by any of the Company's subsidiaries.
The Indenture does not contain any financial or operating covenants or restrictions on the payment of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by the Company or any of its subsidiaries. The Indenture contains customary events of default with respect to the Convertible Notes and provides that upon certain events of default occurring and continuing, the Trustee may, and the Trustee at the request of holders of at least 25% in principal amount of the Convertible Notes shall, declare all principal and accrued and unpaid interest, if any, of the Convertible Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization, all of the principal of and accrued and unpaid interest on the Convertible Notes will automatically become due and payable.
In accounting for the issuance of the Convertible Notes, the Company separated the Convertible Notes into liability and equity components. The Company allocated $258 million of the Convertible Notes to the liability component, and $92 million to the equity component. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component, which represents the conversion option and does not meet the criteria for separate accounting as a derivative as it is indexed to the Company's own stock, was determined by deducting the fair value of the liability component from the par value of the Convertible Notes. The excess of the principal amount of the liability component over its carrying amount represents a debt discount, which is recorded as a direct deduction from the related debt liability in the Condensed Consolidated Balance Sheets and is amortized to interest expense over the term of the Convertible Notes using the effective interest method. The equity component is included in Additional paid-in capital in the Condensed Consolidated Balance Sheets and will not be remeasured as long as it continues to meet the conditions for equity classification.
The Company incurred issuance costs of $10 million related to the Convertible Notes. Issuance costs were allocated to the liability and equity components based on the same proportion used to allocate the proceeds. Issuance costs attributable to the liability component are being amortized to interest expense over the term of the Convertible Notes, and issuance costs attributable to the equity component are included along with the equity component in stockholders' equity.
For the three months ended June 30, 2018, the Company recognized interest expense of $1 million related to the Convertible Notes, which mainly consisted of amortization of the underwriting discount.
The net carrying amount of the Convertible Notes for the period indicated was as follows:

(In millions)	June 30, 2018
Principal	$350
Less:
Unamortized debt discount	(91)
Unamortized issuance costs	(7)
Net carrying amount	$252
The net carrying amount of the equity component of the Convertible Notes for the period indicated was as follows:

(In millions)	June 30, 2018
Debt discount for conversion option	$92
Less:
Issuance costs	(3)
Net carrying amount	$89
Bond Hedge and Call Spread Warrants
In connection with the issuance of the Convertible Notes, the Company also entered into privately negotiated transactions to purchase hedge instruments (“Bond Hedge”), covering 12.6 million shares of its common stock at a cost of $84 million. The Bond Hedge is subject to anti-dilution provisions substantially similar to those of the Convertible Notes, has a strike price of $27.76 per share, is exercisable by the Company upon any conversion under the Convertible Notes, and expires on June 15, 2023. The Bond Hedge was recorded in equity and the cost of the Bond Hedge was recorded as a reduction of Additional paid-in capital in the accompanying Condensed Consolidated Balance Sheets.
The Company also sold warrants for the purchase of up to 12.6 million shares of its common stock for aggregate proceeds of $58 million (“Call Spread Warrants”). The Call Spread Warrants have a strike price of $37.3625 per share and are subject to customary anti-dilution provisions. The Call Spread Warrants will expire in ratable portions on a series of expiration dates commencing on September 15, 2023. The Call Spread Warrants were recorded in equity and the proceeds from the issuance of the Call Spread Warrants were recorded as an increase to Additional paid-in capital.
The Bond Hedge and Call Spread Warrants are intended to reduce the potential dilution with respect to the Company’s common stock and/or reduce the Company’s exposure to potential cash payments that the Company may be required to make upon conversion of the Convertible Notes by, in effect, increasing the conversion price, from the Company’s economic standpoint, to

$37.3625 per share. However, the Call Spread Warrants could have a dilutive effect with respect to the Company's common stock or, if the Company so elects, obligate the Company to make cash payments to the extent that the market price of common stock exceeds $37.3625 per share on any date upon which the Call Spread Warrants are exercised.
Predecessor Financing
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
Capital Lease Obligations
Included in Other liabilities is $15 million and $14 million of capital lease obligations, net of imputed interest as of June 30, 2018 (Successor) and September 30, 2017 (Predecessor), respectively, and excluded amounts included in Liabilities subject to compromise of $12 million as of September 30, 2017.
The Company outsources certain delivery services associated with the Avaya Private Cloud Services business. That agreement also included the sale of specified assets owned by the Company, which are being leased-back by the Company and accounted for as a capital lease. As of June 30, 2018 (Successor) and September 30, 2017 (Predecessor), capital lease obligations associated with this agreement were $14 million and $24 million, respectively, and include $10 million within Liabilities subject to compromise as of September 30, 2017.

10.	Derivative Instruments and Hedging Activities
The Company accounts for derivative financial instruments in accordance with ASC 815, "Derivatives and Hedging" ("ASC 815") and does not enter into derivatives for trading or speculative purposes.
Interest Rate Contracts
The Company, from time-to-time, enters into interest rate swap contracts as a hedge against changes in interest rates on its variable rate loans outstanding.
On May 16, 2018, the Company entered into interest rate swap agreements with six counterparties, which fixed a portion of the variable interest due on its Term Loan Credit Agreement. Under the terms of the interest rate swap agreements, which mature on December 15, 2022, the Company pays a fixed rate of 2.935% and receives a variable rate of interest based on one-month LIBOR. As of June 30, 2018, the total notional amount of the six interest rate swap agreements was $1,800 million.
The interest rate swaps are designated as cash flow hedges as defined under ASC 815. As a result, the unrealized gains or losses on these contracts are initially recorded in Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets. As interest expense is recognized on the Term Loan Credit Agreement, the corresponding deferred gain or loss on the interest rate swaps is reclassified from Accumulated other comprehensive loss to Interest expense in the Condensed Consolidated Statements of Operations. Based on the amount in Accumulated other comprehensive loss at June 30, 2018, approximately $10 million would be reclassified into net income in the next twelve months.
It is management's intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.
Emergence Date Warrants
In accordance with the Plan of Reorganization, the Company issued Emergence Date Warrants to purchase 5,645,200 shares of Successor Company common stock to the holders of the Predecessor second lien obligations pursuant to a warrant agreement. Each Emergence Date Warrant has an exercise price of $25.55 per share and expires December 15, 2022. The Emergence Date

Warrants contain certain derivative features that require them to be classified as a liability and for changes in fair value of the liability to be recognized in earnings each reporting period. None of the Emergence Date Warrants have been exercised as of June 30, 2018.
As discussed in Note 1, "Revision of Prior Period Amounts", prior period amounts as reported have been revised, where applicable.
The fair value of the Emergence Date Warrants was determined using a probability weighted Black-Scholes option pricing model. This model requires certain input assumptions including risk-free interest rates, volatility, expected life and dividend rates. Selection of these inputs involves significant judgment.
The fair value of the Emergence Date Warrants upon emergence and as of June 30, 2018 was recorded in Non-current liabilities - Other liabilities in the Condensed Consolidated Balance Sheets, and was determined by using the Black-Scholes option pricing model with the input assumptions summarized below:

		As Previously Reported	Revised
	June 30, 2018	December 15, 2017	December 15, 2017
Expected volatility	50.96%	54.57%	54.38%
Risk-free interest rates	2.68%	2.20%	2.20%
Expected remaining life (in years)	4.46	5.00	5.00
Price per share of common stock	$20.08	$14.93	$15.16
In determining the fair value of the Emergence Date Warrants, the dividend yield was assumed to be zero as the Company does not anticipate paying dividends.
The following table summarizes the fair value of the Company's derivatives on a gross basis segregated between those that are designated as hedging instruments and those that are not designated as hedging instruments:

		Successor		Predecessor
		June 30, 2018		September 30, 2017
(In millions)	Balance Sheet Caption	Asset	Liability	Asset	Liability
Derivatives Designated as Hedging Instruments:
Interest rate contracts	Other current liabilities	$—	$11	$—	$—
Interest rate contracts	Other liabilities	—	5	—	—
		—	16	—	—

Derivatives Not Designated as Hedging Instruments:
Emergence Date Warrants	Other liabilities	—	26	—	—
Total derivative fair value		$—	$42	$—	$—

The following table provides information regarding the location and amount of pre-tax gains (losses) for derivatives designated as cash flow hedges:

	Successor				Predecessor
	Three months ended June 30, 2018		Period from December 16, 2017 through June 30, 2018		Period from October 1, 2017 through December 15, 2017
(In millions)	Interest Expense	Other Comprehensive Income (Loss)	Interest Expense	Other Comprehensive Income (Loss)	Interest Expense	Other Comprehensive Income (Loss)
Financial Statement Line Item in which Cash Flow Hedges are Recorded	$(56)	$(16)	$(112)	$(41)	$(14)	$658

Impact of cash flow hedging relationships:
Loss recognized in AOCI - on interest rate swaps	—	(17)	—	(17)	—	—
Interest expense reclassified from AOCI	(2)	2	(2)	2	—	—
The following table provides information regarding the pre-tax effects for derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Operations:

		Successor		Predecessor
(In millions)	Location of Derivative Pre-tax Gain (Loss)	Three months ended June 30, 2018	Period from December 16, 2017 through June 30, 2018	Period from October 1, 2017 through December 15, 2017
Emergence Date Warrants	Other income (expense), net	$6	$(9)	$—
The Company records its derivatives on a gross basis in the Condensed Consolidated Balance Sheets. The Company has master netting agreements with several of its financial institution counterparties. The following table provides information on the Company's derivative positions as if those subject to master netting arrangements were presented on a net basis, allowing for the right to offset by counterparty per the master netting agreements:

	Successor		Predecessor
	June 30, 2018		September 30, 2017
(In millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the consolidated balance sheet	$—	$42	$—	$—
Gross amount subject to offset in master netting arrangements not offset in the consolidated balance sheet	—	—	—	—
Net amounts	$—	$42	$—	$—

11.	Fair Value Measures
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
Asset and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 (Successor) and September 30, 2017 (Predecessor) were as follows:

	Successor
	June 30, 2018
	Fair Value Measurements Using
(In millions)	Total	Level 1	Level 2	Level 3
Other Non-Current Assets:
Investments	$2	$2	$—	$—

Liabilities:
Interest rate contracts	$16	$—	$16	$—
Spoken acquisition Earn-outs	15	—	—	15
Emergence Date Warrants	26	—	—	26
Total liabilities	$57	$—	$16	$41

	Predecessor
	September 30, 2017
	Fair Value Measurements Using
(In millions)	Total	Level 1	Level 2	Level 3
Other Non-Current Assets:
Investments	$1	$1	$—	$—
Investments
Investments classified as Level 1 assets are priced using quoted market prices for identical assets in active markets that are observable.
Interest rate contracts
Interest rate contracts classified as Level 2 liabilities are not actively traded and are valued using pricing models that use observable inputs.
Spoken acquisition Earn-outs
The Spoken acquisition Earn-outs classified as Level 3 liabilities are measured using a probability-weighted discounted cash flow model. Significant unobservable inputs, which included probability of the achievement of the earn out targets and discount rate assumption, reflected the assumptions market participants would use in valuing these liabilities.
Emergence Date Warrants
Emergence Date Warrants classified as Level 3 liabilities are priced using the Black-Scholes option pricing model. The change in fair value of the Emergence Date Warrants is recognized in Other income (expense), net in the Condensed Consolidated Statements of Operations.
During fiscal 2018, there were no transfers between Level 1 and Level 2, or into and out of Level 3.

The following table summarizes the activity for the Company's Level 3 liabilities measured at fair value on a recurring basis:

(In millions)	Emergence Date Warrants	Spoken Acquisition Earn-outs	Total
September 30, 2017 (Predecessor)	$—	$—	$—
Issuance of Emergence Date Warrants	17	—	17
December 15, 2017 (Predecessor)	$17	$—	$17

December 16, 2017 (Successor)	$17	$—	$17
Contingent consideration	—	14	14
Change in fair value(1)	15	—	15
March 31, 2018 (Successor)	32	14	46
Accretion of interest(1)	—	1	1
Change in fair value(1)	(6)	—	(6)
June 30, 2018 (Successor)	$26	$15	$41
(1) Changes in fair value of the Emergence Date Warrants and accretion of interest on the Spoken acquisition earn-outs are included in Other income (expense), net.
Fair Value of Financial Instruments
The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, to the extent the underlying liability will be settled in cash, approximate carrying values because of the short-term nature of these instruments.
As of June 30, 2018 (Successor), the estimated fair value of the Convertible Notes was determined based on the quoted price of the Convertible Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2.
The estimated fair values of amounts borrowed under the Company’s other financing arrangements at June 30, 2018 (Successor) and September 30, 2017 (Predecessor) were estimated based on a Level 2 input based on a market approach utilizing market-clearing data on the valuation date in addition to bid/ask prices.
The estimated fair values of the amounts borrowed under the Company’s financing agreements at June 30, 2018 (Successor) and September 30, 2017 (Predecessor) are as follows:

	Successor		Predecessor
	June 30, 2018		September 30, 2017
(In millions)	Principal Amount	Fair Value	Principal Amount	Fair Value
Term Loan Credit Agreement due December 15, 2024	$2,910	$2,919	$—	$—
Convertible 2.25% senior notes due June 15, 2023	350	342	—	—
DIP Credit Agreement due January 19, 2018	—	—	725	732
Variable rate Term B-3 Loans due October 26, 2017	—	—	594	503
Variable rate Term B-4 Loans due October 26, 2017	—	—	1	1
Variable rate Term B-6 Loans due March 31, 2018	—	—	519	440
Variable rate Term B-7 Loans due May 29, 2020	—	—	2,012	1,709
7% senior secured notes due April 1, 2019	—	—	982	832
9% senior secured notes due April 1, 2019	—	—	284	241
10.50% senior secured notes due March 1, 2021	—	—	1,440	67
Total	$3,260	$3,261	$6,557	$4,525
The Company adjusted the carrying value of debt to fair value upon application of fresh start accounting.

12.	Income Taxes
For the period from October 1, 2017 through December 15, 2017 (Predecessor), the difference between the Company’s recorded provision and the provision that would result from applying the U.S. statutory rate of 35% was primarily attributable to: (1) income and losses taxed at different foreign tax rates, (2) losses generated within certain foreign jurisdictions for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) non-U.S. withholding taxes on foreign earnings, (4) current period changes to unrecognized tax positions, (5) U.S. state and local income taxes, and (6) the impact of reorganization and fresh start adjustments.
For the three months ended June 30, 2018 (Successor) and the period from December 16, 2017 through June 30, 2018 (Successor), the difference between the Company’s recorded (provision) benefit and the benefit that would result from applying the new U.S. statutory rate of 24.5%, was primarily attributable to: (1) income and losses taxed at different foreign tax rates, (2) losses generated within certain foreign jurisdictions for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) non-U.S. withholding taxes on foreign earnings, (4) current period changes to unrecognized tax positions, (5) U.S. state and local income taxes, (6) an increase in estimated current year tax loss, which is eliminated as part of the attribute reduction related to the cancellation of indebtedness income (“CODI”), and (7) the impact of the Tax Cuts and Jobs Act (“the Act”), which only affects the December 16, 2017 through June 30, 2018 (Successor) period. The Act and CODI are more fully described below.
For the three months ended June 30, 2017 (Predecessor) and the nine months ended June 30, 2017 (Predecessor), the difference between the Company’s recorded benefit and the benefit that would result from applying the U.S. statutory rate of 35% was primarily attributable to: (1) income and losses taxed at different foreign tax rates, (2) losses generated within certain foreign jurisdictions for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) non-U.S. withholding taxes on foreign earnings, (4) current period changes to unrecognized tax positions, (5) U.S. state and local income taxes, and (6) changes in the valuation allowance established against the Company’s deferred tax assets.
Under the Plan of Reorganization, a substantial amount of the Company’s debt was extinguished. Absent an exception, a debtor recognizes CODI upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The Internal Revenue Code of 1986, as amended, provides that a debtor in a bankruptcy case may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of any CODI recognized as a result of the consummation of the Plan of Reorganization. The amount of CODI recognized by a taxpayer is the adjusted issue price of any indebtedness discharged less the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued and (iii) the fair market value of any other consideration, including equity, issued. The reduction in tax attributes does not occur until the first day of the Company’s first tax year subsequent to the date of emergence, which is October 1, 2018. The Company estimates that the U.S. federal net operating loss (“NOL”) and tax credits disclosed in its September 30, 2017 Consolidated Financial Statements and the tax loss generated during the September 30, 2018 tax year will be eliminated on October 1, 2018. The Company estimates that $92 million of the tax loss generated during the period from October 1, 2017 through December 15, 2017 (Predecessor) will be absorbed by taxable income generated during the period from December 16, 2017 through September 30, 2018 (Successor). These estimates are subject to revision and any changes in the estimates will affect income or loss from continuing operations in the fiscal year ending September 30, 2018.
Prior to September 30, 2017, a full valuation allowance was established in any jurisdiction that had a net deferred tax asset. A portion of the U.S. valuation allowance in the amount of $787 million was reversed as part of the reorganization adjustments as it was previously established against (i) the NOL and tax credits, which will be eliminated as a result of the CODI rules and (ii) other deferred tax assets that were previously established for liabilities that were discharged in the Plan of Reorganization and eliminated as part of the reorganization adjustments. The valuation allowance in the amount of $47 million was reversed in certain non-U.S. jurisdictions as part of the reorganization adjustments as management concluded it is more likely than not that the related deferred tax assets will be realized. The remaining U.S. valuation allowance in the amount of $461 million was reversed as part of the fresh start adjustments because management concluded it is more likely than not that the deferred tax assets will be realized primarily due to future sources of taxable income that will be generated by the reversal of deferred tax liabilities established in the fresh start adjustments.
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
The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) on December 22, 2017, which provided guidance to registrants on the accounting for tax related impacts under the Act.  The guidance provides a measurement period of up to one year after the enactment date for companies to complete the tax accounting implications of the Act.  As of the first quarter, the Company has provided a provisional estimate related to the revaluation of its deferred taxes and the deemed repatriation of unremitted foreign earnings. The Company will continue to refine its estimate, which could result in a material adjustment, given additional guidance under the Act, interpretations, available information and assumptions made by the Company. As a fiscal year-end tax filer, we are subject to various provisions under the Act for fiscal 2018, including the change to the U.S. federal statutory tax rate and the mandatory deemed repatriation of unremitted foreign earnings. Beginning in the Company's 2019 fiscal year, various other newly enacted provisions will become effective, including provisions that may result in the current U.S. taxation of certain income earned by the Company’s foreign subsidiaries. The FASB has published guidance (Topic 740, No. 5), regarding how to account for the Global Intangible Low-Taxed Income (“GILTI”) provisions included in the Act. The guidance states that a company may make a policy decision with respect to the accounting for taxes related to GILTI and whether deferred taxes should be established. The Company estimates that it will generate income that may be taxed as GILTI beginning in fiscal 2019. On a provisional basis, no deferred taxes have been established for GILTI as of June 30, 2018.
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
The provisional amount of the reduction to the net deferred tax liability as a result of the Act is $242 million and has been recorded as an income tax benefit from continuing operations in the period from December 16, 2017 through June 30, 2018 (Successor).

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
On December 15, 2017, the APPSE, a qualified pension plan, was settled with the PBGC. At that time, the Company and the PBGC executed a termination and trusteeship agreement to terminate the APPSE and to appoint the PBGC as the statutory trustee of the plan. The Company also paid settlement consideration to the PBGC consisting of $340 million in cash and 6.1 million shares of Successor Company common stock (fair value of $92 million). With this payment, any accrued but unpaid minimum funding contributions due were deemed to have been paid in full. As a result of the plan termination on December 15, 2017, the Company's projected benefit obligation and pension trust assets were reduced by $2,192 million and $1,573 million, respectively. Including the settlement consideration and $703 million of Accumulated other comprehensive loss recorded in the Condensed Consolidated Balance Sheet, a settlement loss of $516 million was recorded in Reorganization items, net in the Condensed Consolidated Statement of Operations for the period from October 1, 2017 through December 15, 2017 (Predecessor).
On December 15, 2017, the unfunded ASPP, a non-qualified excess benefit pension plan, was also terminated and settled. Benefit liabilities for ASPP participants were included as allowed claims in the general unsecured recovery pool. Settlement consideration of $17 million in the form of allowed claims payable to ASPP participants was estimated based upon claims data as of the Emergence Date as amounts due to individual general unsecured creditors had not been finalized and paid. As a result of the termination, the Company's projected benefit obligation was reduced by $88 million. Including the settlement consideration and $18 million of Accumulated other comprehensive loss recorded in the Condensed Consolidated Balance Sheet, a settlement gain of $53 million was recorded in Reorganization items, net in the Condensed Consolidated Statements of Operations for the period from October 1, 2017 through December 15, 2017 (Predecessor).

The components of the pension and post-retirement net periodic benefit (credit) cost for the periods indicated are provided in the tables below:

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended June 30, 2018	Three months ended June 30, 2017	Period from December 16, 2017 through June 30, 2018	Period from October 1, 2017 through December 15, 2017	Nine months ended June 30, 2017
Pension Benefits - U.S.
Components of Net Periodic Benefit (Credit) Cost
Service cost	$1	$1	$2	$1	$3
Interest cost	9	24	19	22	73
Expected return on plan assets	(17)	(44)	(35)	(38)	(134)
Amortization of unrecognized prior service cost	—	—	—	—	1
Amortization of previously unrecognized net actuarial loss	—	26	—	20	77
Settlement loss(1)	—	—	—	—	—
Net periodic benefit (credit) cost	$(7)	$7	$(14)	$5	$20
(1) Excludes Plan of Reorganization related settlements that were recorded in Reorganization items, net in the Condensed Consolidated Statements of Operations.

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended June 30, 2018	Three months ended June 30, 2017	Period from December 16, 2017 through June 30, 2018	Period from October 1, 2017 through December 15, 2017	Nine months ended June 30, 2017
Pension Benefits - Non-U.S.
Components of Net Periodic Benefit Cost
Service cost	$1	$1	$3	$2	$5
Interest cost	3	2	5	3	6
Expected return on plan assets	—	—	—	—	(1)
Amortization of previously unrecognized net actuarial loss	—	4	—	1	12
Net periodic benefit cost	$4	$7	$8	$6	$22

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended June 30, 2018	Three months ended June 30, 2017	Period from December 16, 2017 through June 30, 2018	Period from October 1, 2017 through December 15, 2017	Nine months ended June 30, 2017
Post-retirement Benefits - U.S.
Components of Net Periodic Benefit Cost (Credit)
Service cost	$1	$—	$1	$—	$1
Interest cost	4	4	7	3	10
Expected return on plan assets	(3)	(2)	(5)	(2)	(7)
Amortization of unrecognized prior service cost	—	(5)	—	(3)	(13)
Amortization of previously unrecognized net actuarial loss	—	3	—	2	9
Curtailment	—	—	—	—	(4)
Net periodic benefit cost (credit)	$2	$—	$3	$—	$(4)
The service components of net periodic benefit cost (credit) are recorded similar to compensation expense, while all other components are recorded in Other income (expense), net.

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
The Company made $22 million in contributions to satisfy minimum statutory funding requirements for its U.S funded defined benefit pension plans for the period from December 16, 2017 through June 30, 2018 (Successor) and no contributions to satisfy minimum statutory funding requirements for its U.S. funded defined benefit pension plans for the period from October 1, 2017 through December 15, 2017 (Predecessor), exclusive of the payments discussed above as part of the Plan of Reorganization for the APP and settlement consideration to the PBGC for the APPSE. Estimated payments to satisfy minimum statutory funding requirements for the remainder of fiscal 2018 are $20 million.
The Company provides for certain pension benefits for non-U.S. employees, the majority of which are not pre-funded. The Company made payments for these non-U.S. pension benefits for the period from December 16, 2017 through June 30, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor) totaling $19 million and $3 million, respectively. Estimated payments for these non-U.S. pension benefits for the remainder of fiscal 2018 are $6 million.
During the period from December 16, 2017 through June 30, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor), the Company contributed $2 million and $2 million, respectively, to the represented employees’ post-retirement health trust to fund current benefit claims and costs of administration in compliance with the terms of the CBA, as extended through September 21, 2019. It is anticipated that there will be $3 million estimated payments under the terms of the 2009 agreement as extended for the remainder of fiscal 2018.
The Company also provides certain retiree medical benefits for U.S. employees through an HRA, which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed. For the period from December 16, 2017 through June 30, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor), the Company made payments totaling $1 million and $0 million, respectively, for these retiree medical benefits. It is anticipated that there will be no additional payments made for the remainder of fiscal 2018.
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
On the Emergence Date, share-based compensation awards granted by the Company consisted of 3,440,528 restricted stock units and 1,146,835 non-qualified stock options to executives and other employees. The fair value of the premium-priced stock options granted on the Emergence Date was determined using a lattice option pricing model. The awards are subject to time-based vesting.
The Black-Scholes option pricing model is used to value Successor stock options for all options granted thereafter. The valuation assumptions include the following: (1) expected term based on the vesting terms of the option and a contractual life of ten years; (2) volatility based on peer group companies adjusted for the Company's leverage; (3) risk-free interest rate based on U.S. Treasury yields with a term equal to the expected option term; and (4) dividend yield assumed to be zero as the Company does not anticipate paying dividends.
In addition to the above Emergence Date grants, the Company granted 422,532 restricted stock units and 87,065 non-qualified stock options for the period from December 16, 2017 through June 30, 2018. Cancellations of restricted stock units and non-qualified stock options were 291,725 and 89,281, respectively, for the period from December 16, 2017 through June 30, 2018, which were added back to the 2017 Equity Incentive Plan for future issuance.
The following assumptions were used in calculating the fair value of the options granted for the period from December 16, 2017 through June 30, 2018:

	Range
Exercise price	$19.46	-	$21.79
Expected volatility(1)	49.25%	-	56.59%
Expected life (in years)(2)	5.86 years	-	6.65 years
Risk-free interest rate(3)	2.35%	-	2.95%
Dividend yield(4)			—%
(1) Expected volatility based on peer group companies adjusted for the Company's leverage.
(2) Expected life based on the vesting terms of the option and a contractual life of ten years.
(3) Risk-free interest rate based on U.S. Treasury yields with a term equal to the expected option term.
(4) Dividend yield was assumed to be zero as the Company does not anticipate paying dividends.
As of June 30, 2018, there were 2,665,655 shares remaining under the 2017 Equity Incentive Plan available to be granted.
Share-based compensation expense recorded for the three months ended June 30, 2018 and the period from December 16, 2017 through June 30, 2018 was $7 million and $13 million, respectively. As of the Emergence Date, forfeitures are accounted for as incurred.
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
Share-based compensation expense recorded for the three and nine months ended June 30, 2017 was $4 million and $10 million, respectively.

15. Capital Stock
Successor
Preferred Stock. The Successor Company's certificate of incorporation authorizes it to issue up to 55.0 million shares of preferred stock with a par value of $0.01 per share. As of June 30, 2018, there were no preferred shares issued or outstanding.
Common Stock. The Successor Company's certificate of incorporation authorizes it to issue up to 550.0 million shares of common stock with a par value of $0.01 per share. As of June 30, 2018, there were 110.2 million shares issued and 110.0 million outstanding with the remaining 0.2 million shares distributable in accordance with the Plan of Reorganization.
Predecessor
In connection with the Company's Plan of Reorganization and emergence from bankruptcy, all equity interests in the Predecessor Company were cancelled, including preferred and common stock, warrants and equity-based awards.
16. Earnings (Loss) Per Common Share
Basic earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that would occur if equity awards granted under the various share-based compensation plans were vested or exercised, if the Company's Convertible Notes or Call Spread Warrants were exercised, and/or if the Emergence Date Warrants were exercised, resulting in the issuance of common shares that would participate in the earnings of the Company.

The following table sets forth the calculation of net (loss) income attributable to common shareholders and the computation of basic and diluted (loss) earnings per share for the periods indicated:

	Successor	Predecessor	Successor	Predecessor
(In millions, except per share amounts)	Three months ended June 30, 2018	Three months ended June 30, 2017	Period from December 16, 2017 through June 30, 2018	Period from October 1, 2017 through December 15, 2017	Nine months ended June 30, 2017
Net (loss) income per share:
Numerator
Net (loss) income	$(88)	$(98)	$19	$2,977	$(209)
Dividends to preferred stockholders	—	(8)	—	(6)	(23)
Undistributed earnings	(88)	(106)	19	2,971	(232)
Percentage allocated to common stockholders(1)	100.0%	100.0%	100.0%	86.9%	100.0%
Numerator for basic and diluted earnings per common share	$(88)	$(106)	$19	$2,582	$(232)

Denominator
Denominator for basic earnings per weighted average common shares	109.8	497.2	109.8	497.3	497.0
Effect of dilutive securities
Restricted stock units	—	—	1.2	—	—
Stock options	—	—	—	—	—
Convertible Notes	—	—	—	—	—
Call Spread Warrants	—	—	—	—	—
Emergence Date Warrants	—	—	—	—	—
Denominator for diluted earnings per weighted average common shares	109.8	497.2	111.0	497.3	497.0

Per common share net (loss) income
Basic	$(0.80)	$(0.22)	$0.17	$5.19	$(0.47)
Diluted	$(0.80)	$(0.22)	$0.17	$5.19	$(0.47)

(1) Basic weighted average common stock outstanding	109.8	497.2	109.8	497.3	497.0
Basic weighted average common stock and common stock equivalents (preferred shares)	109.8	497.2	109.8	572.4	497.0
Percentage allocated to common stockholders	100.0%	100.0%	100.0%	86.9%	100.0%
For the three months ended June 30, 2018, the Company excluded 1.1 million stock options, 3.3 million restricted stock units, and 5.6 million Emergence Date Warrants to purchase common shares from the diluted earnings per share calculation as their effect would be anti-dilutive. For the period from December 16, 2017 through June 30, 2018, the Company excluded 1.1 million stock options, and 5.6 million Emergence Date Warrants to purchase common shares from the diluted earnings per share calculation as their effect would be anti-dilutive.
For purposes of considering the Convertible Notes in determining diluted earnings per share, it is the current intent of the Company to settle conversions of the Convertible Notes through combination settlement by repaying the principal portion in cash and any excess of the conversion value over the principal amount (the “Conversion Premium”) in shares of the Company's common stock. Therefore, only the impact of the Conversion Premium will be included in diluted weighted average shares outstanding using the treasury stock method. Since the Convertible Notes were out of the money and anti-dilutive as of June 30, 2018, they were excluded from the diluted earnings per share calculation for the three months ended June 30, 2018 and the period from December 16, 2017 through June 30, 2018. The Call Spread Warrants sold in connection with the issuance of the Convertible Notes will not be considered in calculating diluted weighted average shares outstanding until the price per share of the Company’s common stock exceeds the strike price of $37.3625 per share. When the price per share of the Company’s common stock exceeds the strike price per share of the Call Spread Warrants, the effect of the additional shares that may be issued upon exercise of the Call Spread Warrants will be included in diluted weighted average shares outstanding using the treasury stock method. The Bond Hedge purchased in connection with the issuance of the Convertible Notes is considered to be anti-dilutive and therefore does not impact the Company’s calculation of diluted earnings per share. Refer to Note 9, "Financing Arrangements”, for further discussion regarding the Convertible Notes.

17.	Operating Segments
The GCS segment primarily develops, markets, and sells unified communications and contact center solutions, offered on premises, in the cloud, or as a hybrid solution. These integrate multiple forms of communications, including telephony, email, instant messaging and video. The AGS segment develops, markets and sells comprehensive end-to-end global service offerings that enable customers to evaluate, plan, design, implement, monitor, manage and optimize complex enterprise communications networks. The Networking segment portfolio of software and hardware products offered integrated networking products.
On July 14, 2017, the Company sold its Networking business to Extreme. Prior to the sale, the Company had three separate operating segments. After the sale, the Company has two operating segments, GCS consisting of the Company's products portfolio and AGS consisting of the Company's services portfolio. Both GCS and Networking made up the Company’s Enterprise Collaboration Solutions ("ECS") products portfolio.
The Company’s chief operating decision maker makes financial decisions and allocates resources based on segment profit information obtained from the Company’s internal management systems. Management does not include in its segment measures of profitability selling, general, and administrative expenses, research and development expenses, amortization of intangible assets, and certain discrete items, such as fair value adjustments recognized upon emergence from bankruptcy, charges relating to restructuring actions, impairment charges, and merger-related costs as these costs are not core to the measurement of segment performance, but rather are controlled at the corporate level.

Summarized financial information relating to the Company’s operating segments is shown in the following table for the periods indicated:

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended June 30, 2018	Three months ended June 30, 2017	Period from December 16, 2017 through June 30, 2018	Period from October 1, 2017 through December 15, 2017	Nine months ended June 30, 2017
REVENUE
Global Communications Solutions	$322	$302	$716	$253	$957
Avaya Networking (1)	—	43	—	—	137
Enterprise Collaboration Solutions	322	345	716	253	1,094
Avaya Global Services	433	458	967	351	1,388
Unallocated amounts (2)	(63)	—	(171)	—	—
	$692	$803	$1,512	$604	$2,482
GROSS PROFIT
Global Communications Solutions	$210	$210	$473	$169	$653
Avaya Networking (1)	—	14	—	—	47
Enterprise Collaboration Solutions	210	224	473	169	700
Avaya Global Services	257	274	582	196	828
Unallocated amounts (3)	(115)	(5)	(302)	(3)	(16)
	352	493	753	362	1,512
OPERATING EXPENSES
Selling, general and administrative	281	295	613	264	923
Research and development	51	59	110	38	178
Amortization of intangible assets	39	57	86	10	170
Impairment of indefinite-lived intangible assets	—	65	—	—	65
Goodwill impairment	—	52	—	—	52
Restructuring charges, net	30	8	80	14	22
	401	536	889	326	1,410
OPERATING (LOSS) INCOME	(49)	(43)	(136)	36	102
INTEREST EXPENSE, OTHER INCOME (EXPENSE), NET AND REORGANIZATION ITEMS, NET	(19)	(61)	(80)	3,400	(333)
(LOSS) INCOME BEFORE INCOME TAXES	$(68)	$(104)	$(216)	$3,436	$(231)
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

18.	Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss for the periods indicated were as follows:

(In millions)	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at March 31, 2018 (Successor)	$(25)	$—	$(25)
Other comprehensive income (loss) before reclassifications	(4)	(17)	(21)
Amounts reclassified to earnings	—	2	2
Benefit from income taxes	—	3	3
Balance at June 30, 2018 (Successor)	$(29)	$(12)	$(41)

(In millions)	Unamortized pension, post-retirement and postemployment benefit-related items	Foreign Currency Translation	Interest Rate Swaps	Other	Total
Balance at September 30, 2017 (Predecessor)	$(1,375)	$(72)	$—	$(1)	$(1,448)
Other comprehensive (loss) income before reclassifications	(24)	3	—	—	(21)
Amounts reclassified to earnings	16	—	—	—	16
Pension settlement	721	—	—	—	721
Provision for income taxes	(58)	—	—	—	(58)
Balance at December 15, 2017 (Predecessor)	(720)	(69)	—	(1)	(790)
Elimination of Predecessor Company accumulated other comprehensive loss	720	69	—	1	790
Balance at December 15, 2017 (Predecessor)	$—	$—	$—	$—	$—

Balance at December 16, 2017 (Successor)	$—	$—	$—	$—	$—
Other comprehensive loss before reclassifications	—	(29)	(17)	—	(46)
Amounts reclassified to earnings	—	—	2	—	2
Benefit from income taxes	—	—	3	—	3
Balance at June 30, 2018 (Successor)	$—	$(29)	$(12)	$—	$(41)

(In millions)	Unamortized pension, postretirement and postemployment benefit-related items	Foreign Currency Translation	Other	Total
Balance at March 31, 2017 (Predecessor)	$(1,598)	$(7)	$(1)	$(1,606)
Other comprehensive loss before reclassifications	—	(42)	—	(42)
Amounts reclassified to earnings	26	—	—	26
Provision for income taxes	(1)	(2)	—	(3)
Balance at June 30, 2017 (Predecessor)	$(1,573)	$(51)	$(1)	$(1,625)

(In millions)	Unamortized pension, post-retirement and postemployment benefit-related items	Foreign Currency Translation	Other	Total
Balance at September 30, 2016 (Predecessor)	$(1,627)	$(33)	$(1)	$(1,661)
Other comprehensive income before reclassifications	—	(17)	—	(17)
Amounts reclassified to earnings	70	—	—	70
Provision for income taxes	(16)	(1)	—	(17)
Balance at June 30, 2017 (Predecessor)	$(1,573)	$(51)	$(1)	$(1,625)
The amounts reclassified out of Accumulated other comprehensive loss for the unamortized pension, post-retirement and postemployment benefit-related items are recorded in Other income (expense), net in the Condensed Consolidated Statement of Operations. The amounts reclassified out of Accumulated other comprehensive loss for the interest rate swaps are recorded in Interest expense in the Condensed Consolidated Statements of Operations.
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
Specific Arrangements Involving the Company’s Directors and Executive Officers
Laurent Philonenko is a Senior Vice President of Avaya Holdings and he served as an Advisor to Koopid, Inc., a software development company specializing in mobile communications, from February 2017 through February 2018. For the period from December 16, 2017 through June 30, 2018, the Company purchased goods and services from Koopid, Inc. of $1 million.
Ronald A. Rittenmeyer was a Director of Avaya Holdings through April 29, 2018. While he was a Director of Avaya Holdings, Mr. Rittenmeyer served on the board of directors of American International Group, Inc. (“AIG”), a global insurance organization. For the period from December 16, 2017 through June 30, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor), sales of the Company’s products and services to AIG were $5 million and $2 million, respectively.
William D. Watkins is a director and Chair of the Board of Directors of Avaya Holdings. Mr. Watkins currently serves on the board of directors of Flex Ltd., an electronics design manufacturer. For the period from December 16, 2017 through June 30, 2018 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor) and for fiscal 2017, the Company purchased goods and services from subsidiaries of Flex Ltd. of $13 million, $6 million and $38 million, respectively.
Specific Arrangements Among the Predecessor Company, Silver Lake Partners and TPG Capital and their Affiliates
In connection with the Plan of Reorganization, all agreements between the Predecessor Company and Silver Lake Partners, TPG Capital and their respective affiliates (collectively, the "Predecessor Sponsors") were terminated on the Emergence Date, including the stockholders' agreement, registration rights agreement and management services agreement. In addition, all Predecessor Company equity held by the Predecessor Sponsors was cancelled. No fees were paid to the Predecessor Sponsors in the period from October 1, 2017 through December 15, 2017 (Predecessor).
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
During the period from December 16, 2017 through June 30, 2018 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor) and the nine months ended June 30, 2017 (Predecessor), costs incurred in connection with certain legal matters were $0 million, $37 million and $0 million, respectively.
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
On January 20, 2017, the Company filed a Notice of Suggestion on Pendency of Bankruptcy For Avaya Inc., et. al. and Automatic Stay of Proceedings. TLI/Continuant filed a proof of claim in the Bankruptcy Court. On November 30, 2017, the Company filed a motion in the Bankruptcy Court seeking to estimate TLI/Continuant’s claim. On June 21, 2018, the Company entered into a settlement resolving this litigation, and on June 28, 2018, the parties filed a Stipulation of Dismissal in the U.S. District Court, District of New Jersey. The Company considers this matter closed, except for distribution of the pre-petition allowed claim in accordance with the general unsecured claims procedure in the Company's Plan of Reorganization.
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
Intellectual Property and Commercial Disputes
In January 2010, SAE Power Incorporated and SAE Power Company (“SAE”) filed a complaint in the New Jersey Superior Court asserting various claims including breach of contract, unjust enrichment, promissory estoppel, and breach of the covenant of good faith and fair dealing arising out of Avaya’s relationship with SAE as a supplier of various power supply products. SAE has since asserted additional claims against Avaya for fraud, negligent misrepresentation, misappropriation of trade secrets, and civil conspiracy. SAE seeks to recover for alleged losses stemming from Avaya’s termination of its power supply purchases from SAE, including for Avaya’s alleged disclosure of SAE’s alleged trade secret and/or confidential information to another power supply vendor. On July 19, 2016, the Court entered an order granting Avaya’s motion for partial summary judgment, dismissing certain of SAE’s claims regarding the alleged disclosure of trade secrets. In January 2017, the Company filed a Notice of Suggestion of Pendency of Bankruptcy, which informed the Court of the Company’s voluntary bankruptcy petition filing and stay of proceedings. SAE filed a proof of claim in the Bankruptcy Court. On September 28, 2017, the Company filed a motion in the Bankruptcy Court seeking to estimate SAE’s claim, and the estimation hearing took place on February 15, 2018. On June 12, 2018, the Bankruptcy Court entered an Order estimating SAE’s pre-petition misappropriation claim in the amount of $1.21 million plus interest, its fraud claim at $0 million and declined to estimate SAE’s breach of contract claim, leaving it to be resolved through the bankruptcy claims allowance process. Once the stay of proceedings is lifted, SAE may pursue its liability claims against Avaya in the New Jersey state court action, subject to the estimation Order of the Bankruptcy Court. On June 22, 2018, SAE filed a Notice of Appeal and Motion for Stay of Estimation Order Pending Appeal. This matter, although not yet closed, will receive distribution in accordance with the general unsecured claims procedure in the Company's Plan of Reorganization.
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
Product Warranties
The Company recognizes a liability for the estimated costs that may be incurred to remedy certain deficiencies of quality or performance of the Company’s products. These product warranties extend over a specified period of time generally ranging up to two years from the date of sale depending upon the product subject to the warranty. The Company accrues a provision for estimated future warranty costs based upon the historical relationship of warranty claims to sales. The Company periodically reviews the adequacy of its product warranties and adjusts, if necessary, the warranty percentage and accrued warranty reserve, which is included in other current and non-current liabilities in the Condensed Consolidated Balance Sheets, for actual experience. As of June 30, 2018 and September 30, 2017, the amount reserved was $2 million and $2 million, respectively.
Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements
Letters of Credit and Guarantees
The Company provides guarantees, letters of credit and surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company's performance in accordance with contractual or legal obligations. As of June 30, 2018 (Successor), the maximum potential payment obligation with regards to letters of credit, guarantees and surety bonds was $63 million. The outstanding letters of credit are collateralized by restricted cash of $4 million included in other assets on the Condensed Consolidated Balance Sheets as of June 30, 2018 (Successor).
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
Credit Facility Indemnification
In connection with the Successor Company's obligations under its post-emergence credit facilities, the Company has agreed to indemnify the third-party lending institutions for costs incurred by the institutions related to non-compliance with environmental law and other liabilities that may arise with respect to the execution, delivery, enforcement, performance and administration of the financing documentation. As of June 30, 2018 (Successor), no amounts were paid or accrued pursuant to this indemnity.
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
Our accompanying unaudited interim Condensed Consolidated Financial Statements as of June 30, 2018 (Successor) and for the three months ended June 30, 2018 (Successor), the period from December 16, 2017 through June 30, 2018 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor) and the three and nine months ended June 30, 2017 (Predecessor) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial statements. In our opinion, the unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, as well as fresh start and reorganization adjustments, necessary to state fairly the financial position, results of operations and cash flows for the periods indicated.
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
Global Communication Solutions ("GCS") encompasses our real-time collaboration solutions for unified communications and contact center offerings to drive exceptional customer experiences. We take a cloud-first approach with a fully open architecture and multitenant platform that supports flexibility, reliability, security and scaling so customers can move to the cloud in a way that best meets their specific needs. Avaya omnichannel contact center solutions enable customers to build a customized portfolio of applications to drive stronger customer engagement and promote higher customer lifetime value. Our highly reliable, scalable communications-centric solutions include voice, email, chat, social media, video, performance management and ease of third-party integration that can improve customer service and help companies compete more effectively.
Our unified communications solutions help companies increase employee productivity, improve customer service and reduce costs by integrating multiple forms of communications, including telephony, email, instant messaging and video. Avaya embeds communications directly into the applications, browsers and devices employees use every day to create a single, powerful gateway for voice, video, messaging, conferencing and collaboration. We free people from their desktop and give them a more natural and efficient way to connect, communicate and share when, where and how they want.
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
Recent Developments
On March 9, 2018, the Company acquired Intellisist, Inc. (“Spoken”), a United States-based private technology company, which provides cloud-based Contact Center as a Service ("CCaaS") solutions and customer experience management and automation applications. The total purchase price was $172 million, consisting of $157 million in cash, $14 million in contingent consideration and settlement of Spoken’s net payable to the Company of $1 million. Prior to the acquisition, the Company and Spoken had been working in a co-development partnership for more than a year pursuant to which the Company had recorded a net receivable from Spoken for services provided.
Spoken became a wholly-owned subsidiary of the Company, whose unaudited interim Condensed Consolidated Financial Statements reflect the financial results of the operations of Spoken, beginning on March 9, 2018. Spoken’s revenue and operating loss included in the Company’s results for the three months ended June 30, 2018 was $4 million and $12 million, respectively, including $2 million of compensation expense for the accelerated vesting of certain Spoken stock option awards and $3 million of amortization for acquired technology intangible assets. Spoken’s revenue and operating loss included in the Company’s results for the period from December 16, 2017 through June 30, 2018 (Successor) was $5 million and $19 million, respectively, including $7 million of compensation expense for the accelerated vesting of certain Spoken stock option awards and $4 million of amortization for acquired technology intangible assets.
In July 2017, the Company sold its networking business to Extreme Networks, Inc. (“Extreme”). Prior to the sale, the networking business was a separate operating segment comprised of certain assets of the Company’s Networking segment, along with the maintenance and professional services of the networking business, which were part of the AGS segment. Networking included advanced fabric networking technology, which offered a unique end-to-end virtualized architecture network designed to be simple to deploy. This operating segment also included software and hardware products such as ethernet switches, wireless networking, access control, and unified management and orchestration solutions, which provided network and device management. After the sale of the networking business, our operating segments consist solely of GCS and AGS.
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
As a result of a growing market trend preferring cloud consumption, more customers are exploring subscription and pay-per-use based models, rather than CapEx models, for procuring technology. The shift to subscription and pay-per-use models enables customers to manage costs and efficiencies by paying a subscription or a per minute or per message fee for business communications services rather than purchasing the underlying products and services, infrastructure and personnel, which are owned and managed by the equipment vendor or a cloud and managed services provider. We believe the market trend toward these flexible consumption models will continue as we see an increasing number of opportunities and requests for proposals based on subscription and pay-per-use models. This trend has driven an increase in the proportion of total Company revenues attributable to software and services. In addition, we believe customers are moving away from owned and operated infrastructure, preferring cloud offerings and virtualized server defined networks, which provide us with reduced associated maintenance support opportunities.
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
In accordance with the Plan of Reorganization, the following significant transactions occurred on the Emergence Date:

•	The Company paid in full amounts outstanding under the debtor-in-possession credit agreement (the "DIP Credit Agreement");

•
The Debtors' obligations under stock certificates, equity interests, and / or any other instrument or document directly or indirectly evidencing or creating any indebtedness or obligation of, or ownership interest in, the Debtors or giving rise to any claim or equity interest were cancelled, except as provided under the Plan of Reorganization and as noted below;

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

•
The Company issued 4.4 million shares of common stock to the holders of the Predecessor's second lien obligations that were extinguished in the bankruptcy. In addition, these holders received warrants to purchase 5.6 million shares of common stock at an exercise price of $25.55 per warrant (the "Emergence Date Warrants");

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
Financial Results Summary
Our financial results for the period from October 1, 2017 through December 15, 2017 are referred to as those of the “Predecessor” period. Our financial results for the period from December 16, 2017 through June 30, 2018 and for the three months ended June 30, 2018 are referred to as those of the “Successor” period or periods. Our results of operations as reported in our Condensed Consolidated Financial Statements for these periods are in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Although GAAP requires that we report on our results for the period from October 1, 2017 through December 15, 2017 and the period from December 16, 2017 through June 30, 2018 separately, management views the Company’s operating results for the nine months ended June 30, 2018 by combining the results of the Predecessor and Successor periods because such presentation provides the most meaningful comparison of our results to prior periods.
The Company cannot adequately benchmark the operating results of the 197-day period from December 16, 2017 through June 30, 2018 against any of the previous periods reported in its Condensed Consolidated Financial Statements and does not believe that reviewing the results of this period in isolation would be useful in identifying any trends in or reaching any conclusions regarding the Company’s overall operating performance. Management believes that the key performance metrics such as revenue, gross margin and operating (loss) income for the Successor period when combined with the Predecessor period provides more meaningful comparisons to other periods and are useful in identifying current business trends. Accordingly, in addition to presenting our results of operations as reported in our Condensed Consolidated Financial Statements in accordance with GAAP, the table below also presents the combined results for the nine months ended June 30, 2018.
The combined results for the nine months ended June 30, 2018 represent the sum of the reported amounts for the Predecessor period from October 1, 2017 through December 15, 2017 and the Successor period from December 16, 2017 through June 30, 2018. These combined results are not considered to be prepared in accordance with GAAP and have not been prepared as pro forma results under applicable regulations. The combined operating results may not reflect the actual results we would have achieved absent our emergence from bankruptcy and may not be indicative of future results.

The following table displays our consolidated net (loss) income for the periods indicated:

	Successor	Predecessor	Successor	Predecessor	Non-GAAP Combined	Predecessor
(In millions)	Three months ended June 30, 2018	Three months ended June 30, 2017	Period from December 16, 2017 through June 30, 2018	Period from October 1, 2017 through December 15, 2017	Nine months ended June 30, 2018	Nine months ended June 30, 2017
REVENUE
Products	$300	$345	$664	$253	$917	$1,094
Services	392	458	848	351	1,199	1,388
	692	803	1,512	604	2,116	2,482
COSTS
Products:
Costs	114	121	257	84	341	394
Amortization of technology intangible assets	44	5	92	3	95	16
Services	182	184	410	155	565	560
	340	310	759	242	1,001	970
GROSS PROFIT	352	493	753	362	1,115	1,512
OPERATING EXPENSES
Selling, general and administrative	281	295	613	264	877	923
Research and development	51	59	110	38	148	178
Amortization of intangible assets	39	57	86	10	96	170
Impairment of indefinite-lived intangible assets	—	65	—	—	—	65
Goodwill impairment	—	52	—	—	—	52
Restructuring charges, net	30	8	80	14	94	22
	401	536	889	326	1,215	1,410
OPERATING (LOSS) INCOME	(49)	(43)	(136)	36	(100)	102
Interest expense	(56)	(17)	(112)	(14)	(126)	(229)
Other income (expense), net	37	(9)	32	(2)	30	(27)
Reorganization items, net	—	(35)	—	3,416	3,416	(77)
(LOSS) INCOME BEFORE INCOME TAXES	(68)	(104)	(216)	3,436	3,220	(231)
(Provision for) benefit from income taxes	(20)	6	235	(459)	(224)	22
NET (LOSS) INCOME	$(88)	$(98)	$19	$2,977	$2,996	$(209)

The following table displays the impact of the fair value adjustments resulting from fresh start accounting (See Note 4, “Fresh Start Accounting,” to our unaudited interim Condensed Consolidated Financial Statements), excluding those related to the amortization of intangible assets, on the Company's operating loss for the periods indicated:

(In millions)	Three months ended June 30, 2018	Period from December 16, 2017 through June 30, 2018
REVENUE
Products	$(22)	$(52)
Services	(41)	(119)
	(63)	(171)
COSTS
Products	2	16
Services	4	23
	6	39
GROSS PROFIT	(69)	(210)
OPERATING EXPENSES
Selling, general and administrative	2	1
OPERATING LOSS	$(71)	$(211)
Three Months Ended June 30, 2018 Results Compared to the Three Months Ended June 30, 2017
Revenue
Revenue for the three months ended June 30, 2018 was $692 million compared to $803 million for the three months ended June 30, 2017. The decrease was primarily attributable to the recognition of deferred revenue at fair value upon emergence from bankruptcy, which results in lower revenue in subsequent periods; the sale of the Networking business in July 2017; and lower maintenance services revenue as a result of lower product sales related to customers moving away from owned infrastructure, partially offset by an increase in demand for our unified communications products and the favorable impact of foreign currency exchange rates.
The following table displays revenue and the percentage of revenue to total sales by operating segment for the periods indicated:

	Successor	Predecessor	Percentage of Total Revenue
(In millions)	Three months ended June 30, 2018	Three months ended June 30, 2017	Three months ended June 30, 2018	Three months ended June 30, 2017	Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
GCS	$322	$302	46%	38%	7%	5%
Networking	—	43	0%	5%	(100)%	(100)%
Total ECS product revenue	322	345	46%	43%	(7)%	(8)%
AGS	433	458	63%	57%	(5)%	(6)%
Unallocated amounts	(63)	—	(9)%	0%	(1)	(1)
Total revenue	$692	$803	100%	100%	(14)%	(15)%
(1) Not meaningful
GCS revenue for the three months ended June 30, 2018 was $322 million compared to $302 million for the three months ended June 30, 2017. The increase in GCS revenue was primarily attributable to an increase in demand for our unified communications products; incremental revenue from the Spoken acquisition; and the favorable impact of foreign currency exchange rates, partially offset by a decline in contact center products revenue.
Networking revenue for the three months ended June 30, 2017 was $43 million. The Networking business was sold to Extreme in July 2017.
AGS revenue for the three months ended June 30, 2018 was $433 million compared to $458 million for the three months ended June 30, 2017. The decrease in AGS revenue was primarily due to a decrease in maintenance services revenue and the sale of the

Networking business, partially offset by the favorable impact of foreign currency exchange rates and an increase in private cloud services.
Unallocated amounts for the three months ended June 30, 2018 represent the fair value adjustment to deferred revenue recognized upon emergence from bankruptcy and excluded from segment revenue.
The following table displays revenue and the percentage of revenue to total sales by location for the periods indicated:

	Successor	Predecessor	Percentage of Total Revenue
(In millions)	Three months ended June 30, 2018	Three months ended June 30, 2017	Three months ended June 30, 2018	Three months ended June 30, 2017	Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
U.S.	$356	$435	51%	54%	(18)%	(18)%
International:
EMEA	193	204	28%	25%	(5)%	(9)%
APAC - Asia Pacific	81	88	12%	11%	(8)%	(9)%
Americas International - Canada and Latin America	62	76	9%	10%	(18)%	(20)%
Total International	336	368	49%	46%	(9)%	(11)%
Total revenue	$692	$803	100%	100%	(14)%	(15)%
Revenue in the U.S. for the three months ended June 30, 2018 was $356 million compared to $435 million for the three months ended June 30, 2017. The decrease in U.S. revenue was primarily attributable to the recognition of deferred revenue at fair value upon emergence from bankruptcy, which results in lower revenue in subsequent periods; a decrease in maintenance services revenue; and the impact of the sale of the Networking business in July 2017. Revenue in Europe, Middle East and Africa ("EMEA") for the three months ended June 30, 2018 was $193 million compared to $204 million for the three months ended June 30, 2017. The decrease in EMEA revenue was primarily attributable to the impact of the sale of the Networking business and the recognition of deferred revenue at fair value upon emergence from bankruptcy, partially offset by an increase in demand for our unified communications products and the favorable impact of foreign currency exchange rates. Revenue in Asia-Pacific ("APAC") for the three months ended June 30, 2018 was $81 million compared to $88 million for the three months ended June 30, 2017. The decrease in APAC revenue was primarily attributable to the recognition of deferred revenue at fair value upon emergence from bankruptcy and the impact of the sale of the Networking business. Revenue in Americas International for the three months ended June 30, 2018 was $62 million compared to $76 million for the three months ended June 30, 2017. The decrease in Americas International revenue was primarily attributable to the recognition of deferred revenue at fair value upon emergence from bankruptcy and the impact of the sale of the Networking business.
We sell our products directly to end users and through an indirect sales channel. The following table sets forth a comparison of revenue from sales of products by channel and the percentage of product revenue from sales of products by channel for the periods indicated:

	Successor	Predecessor	Percentage of Total ECS Revenue			Yr. to Yr. Percentage Change, net of Foreign Currency Impact
(In millions)	Three months ended June 30, 2018	Three months ended June 30, 2017	Three months ended June 30, 2018	Three months ended June 30, 2017	Yr. to Yr. Percentage Change
Direct	$88	$98	27%	28%	(10)%	(12)%
Indirect	234	247	73%	72%	(5)%	(6)%
Total ECS product revenue	$322	$345	100%	100%	(7)%	(8)%

Gross Profit
The following table sets forth gross profit and gross margin by operating segment for the periods indicated:

	Successor	Predecessor	Gross Margin		Change
(In millions)	Three months ended June 30, 2018	Three months ended June 30, 2017	Three months ended June 30, 2018	Three months ended June 30, 2017	Amount	Percent
GCS	$210	$210	65.4%	69.5%	$—	—%
Networking	—	14	—	32.6%	(14)	(100)%
ECS	210	224	65.4%	64.9%	(14)	(6)%
AGS	257	274	59.2%	59.8%	(17)	(6)%
Unallocated amounts	(115)	(5)	(1)	(1)	(110)	(1)
Total	$352	$493	50.9%	61.4%	$(141)	(29)%
(1) Not meaningful
Gross profit for the three months ended June 30, 2018 was $352 million compared to $493 million for the three months ended June 30, 2017. The decrease was primarily attributable to the impact of applying fresh start accounting upon emergence from bankruptcy, including the effect of amortization of technology intangibles with higher asset values and the recognition of deferred revenue at fair value, which resulted in lower revenue in subsequent periods; the sale of the Networking business; and the decrease in sales of maintenance services, partially offset by the favorable impact of foreign currency exchange rates.
GCS gross profit was $210 million for both the three months ended June 30, 2018 and 2017. The favorable impact of foreign currency exchange rates and an increase in demand for our unified communications products was offset by a decline in contact center products revenue.
Networking gross profit for the three months ended June 30, 2017 was $14 million. The Networking business was sold to Extreme in July 2017.
AGS gross profit for the three months ended June 30, 2018 was $257 million compared to $274 million for the three months ended June 30, 2017. The decrease in AGS gross profit was due to a decrease in sales of maintenance services and the sale of the Networking business, partially offset by an increase in private cloud services and professional services gross profits.
Unallocated amounts for the three months ended June 30, 2018 include the fair value adjustments recognized upon emergence from bankruptcy and excluded from segment gross profit; the effect of the amortization of technology intangibles; and costs that are not core to the measurement of segment performance, but rather are controlled at the corporate level. Unallocated amounts for the three months ended June 30, 2017 included the effect of the amortization of technology intangibles and costs that are not core to the measurement of segment performance, but rather are controlled at the corporate level.
Operating Expenses
The following table sets forth operating expenses and the percentage of operating expenses to total revenue for the periods indicated:

	Successor	Predecessor	Percentage of Total Revenue		Change
(In millions)	Three months ended June 30, 2018	Three months ended June 30, 2017	Three months ended June 30, 2018	Three months ended June 30, 2017	Amount	Percent
Selling, general and administrative	$281	$295	40.6%	36.7%	$(14)	(5)%
Research and development	51	59	7.4%	7.3%	(8)	(14)%
Amortization of intangible assets	39	57	5.6%	7.1%	(18)	(32)%
Impairment of indefinite-lived intangible assets	—	65	0.0%	8.1%	(65)	(100)%
Goodwill impairment	—	52	0.0%	6.5%	(52)	(100)%
Restructuring charges, net	30	8	4.3%	1.0%	22	275%
Total operating expenses	$401	$536	57.9%	66.7%	$(135)	(25)%
Selling, general and administrative expenses for the three months ended June 30, 2018 were $281 million compared to $295 million for the three months ended June 30, 2017. The decrease was primarily attributable to expenses associated with advisory fees incurred in the prior year period to assist in the assessment of strategic and financial alternatives to improve the Company’s capital structure and the Networking business that was sold in July 2017, partially offset by Spoken acquisition-related costs; the unfavorable impact of foreign currency exchange rates; and the impact of fair value adjustments recognized upon emergence from bankruptcy.
Research and development expenses for the three months ended June 30, 2018 were $51 million compared to $59 million for the three months ended June 30, 2017. The decrease was primarily attributable to expenses associated with the Networking business that was sold in July 2017, partially offset by incremental costs from the Spoken acquisition in March 2018.
Amortization of intangible assets for the three months ended June 30, 2018 was $39 million compared to $57 million for the three months ended June 30, 2017. The carrying value of intangible assets was adjusted upon the application of fresh start accounting resulting in higher asset values and longer remaining useful lives. See Note 6, “Goodwill and Intangible Assets - Intangible Assets” to our unaudited interim Condensed Consolidated Financial Statements for further details.
Impairment of indefinite-lived intangible assets for the three months ended June 30, 2017 was $65 million. Due to the Company filing for bankruptcy and also experiencing a decline in revenues, a revision of its five year forecast was completed in the quarter ended June 30, 2017. Due to the decline in revenue in the five year forecast, the Company tested its intangible assets with indefinite lives and other long-lived assets for impairment. The Company estimated the fair values of its indefinite-lived intangible assets using the royalty savings method, which values an asset by estimating the royalties saved through ownership of the asset. As a result of the impairment test, the Company estimated the fair value of its trademarks and trade names to be $190 million as compared to a carrying amount of $255 million and recorded the impairment charge of $65 million.
Goodwill impairment for the three months ended June 30, 2017 was $52 million. As a result of the sale of certain assets and liabilities of the Company's former Networking business to Extreme in July 2017, it was determined that the fair value of the Networking services component was less than its carrying value. As a result, the Company recorded a goodwill impairment charge of $52 million. No impairments have been recognized in fiscal 2018.
Restructuring charges, net, for the three months ended June 30, 2018 were $30 million compared to $8 million for the three months ended June 30, 2017. Restructuring charges recorded during the three months ended June 30, 2018 included employee separation costs of $29 million primarily associated with employee severance actions in EMEA and the U.S. Restructuring charges recorded during the three months ended June 30, 2017 included employee separation costs of $7 million primarily associated with employee severance actions in the U.S. and EMEA and lease obligations of $1 million primarily in EMEA.
Operating Loss
Operating loss for the three months ended June 30, 2018 was $49 million compared to $43 million for the three months ended June 30, 2017. Our operating results for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 reflect, among other things:

•	the impact of applying fresh start accounting upon emergence from bankruptcy on December 15, 2017;

•	impairment charges for indefinite-lived intangible assets and goodwill recognized during the three months ended June 30, 2017;

•	higher restructuring charges for the three months ended June 30, 2018, primarily related to employee separation charges in Europe and the U.S.;

•	operating results from the Networking business for the three months ended June 30, 2017; and

•	operating results from the Spoken acquisition completed in March 2018.
Interest Expense
Interest expense for the three months ended June 30, 2018 was $56 million as compared to $17 million for the three months ended June 30, 2017, an increase of $39 million. Our Bankruptcy Filing, which constituted an event of default under our Predecessor first lien obligations and Predecessor second lien obligations, accelerated the Company's payment obligations under those instruments. Consequently, all debt outstanding under our Predecessor first lien obligations and Predecessor second lien obligations were classified as Liabilities subject to compromise. Effective January 19, 2017, the Company ceased recording interest expense on outstanding pre-petition debt classified as Liabilities subject to compromise. Contractual interest expense represented amounts due under the contractual terms of outstanding debt, including debt subject to compromise. For the three months ended June 30, 2017, contractual interest expense related to debt subject to compromise of $113 million was not recorded as interest expense, as it was not an allowed claim under the Bankruptcy Filing.
Other Income (Expense), Net
Other income, net for the three months ended June 30, 2018 was $37 million as compared to other expense, net of $9 million for the three months ended June 30, 2017. Other income, net for the three months ended June 30, 2018 includes a net foreign currency gain of $25 million, principally due to the strengthening of the U.S. dollar compared to certain foreign exchange rates on U.S. dollar denominated receivables maintained in non-U.S. locations, mainly Argentina, India and Mexico; a gain due to the change in fair value of the Emergence Date Warrants of $6 million (see Note 10, “Derivative Instruments and Hedging

Activities” to our unaudited interim Condensed Consolidated Financial Statements for further details); pension and post-retirement benefit credits of $4 million; and other, net of $2 million. Other expense, net for the three months ended June 30, 2017 includes other pension and post-retirement benefit costs of $12 million, partially offset by a net foreign currency gain of $2 million and other, net of $1 million.
On October 1, 2017, the Company adopted ASU No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost." This amendment requires that the service cost component be disaggregated from the other components of net benefit costs on the income statement. The service cost component is reported in the same line items as other compensation costs and the other components of net benefit costs are reported in Other expense, net in the Company's Condensed Consolidated Financial Statements. Changes to the Company's Condensed Financial Statements have been applied retrospectively. As a result, the Company reclassified $12 million of other pension and post-retirement benefit costs to Other income (expense), net for the three months ended June 30, 2017. For the three months ended June 30, 2018, the Company recorded $4 million of other pension and post-retirement benefit credits in Other income (expense), net. See Note 2, "Recent Accounting Pronouncements - Recently Adopted Accounting Pronouncements," to our unaudited interim Condensed Consolidated Financial Statements for further details.
Reorganization Items, Net
Reorganization items, net for the three months ended June 30, 2017 was $35 million. Reorganization items, net represented amounts incurred subsequent to the Bankruptcy Filing as a direct result of the Bankruptcy Filing and were comprised of professional service fees and DIP Credit Agreement financing costs.
(Provision for) Benefit from Income Taxes
The provision for income taxes was $20 million for the three months ended June 30, 2018 compared with a benefit from income taxes of $6 million for the three months ended June 30, 2017.
For the three months ended June 30, 2018, the difference between the Company’s recorded provision and the benefit that would result from applying the new U.S. statutory rate of 24.5%, was primarily attributable to: (1) income and losses taxed at different foreign tax rates, (2) losses generated within certain foreign jurisdictions for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) non-U.S. withholding taxes on foreign earnings, (4) current period changes to unrecognized tax positions, (5) U.S. state and local income taxes, and (6) an increase in estimated current year tax loss, which is eliminated as part of the attribute reduction related to the cancellation of indebtedness income (“CODI”).
The effective income tax rate for the three months ended June 30, 2017 differs from the statutory U.S. Federal income tax rate of 35% in effect during the period primarily due to (1) the effect of tax rate differentials on foreign income/loss, (2) changes in the valuation allowance established against the Company’s deferred tax assets, and (3) current period changes to unrecognized tax positions.
Net Loss
Net loss was $88 million for the three months ended June 30, 2018 compared to $98 million for the three months ended June 30, 2017, principally as a result of the items discussed above.
Nine Months Ended June 30, 2018 Combined Results Compared to the Nine Months Ended June 30, 2017
Revenue
Revenue for the nine months ended June 30, 2018 was $2,116 million compared to $2,482 million for the nine months ended June 30, 2017. The decrease was primarily the result of the recognition of deferred revenue at fair value upon emergence from bankruptcy, which results in lower revenue in subsequent periods; the sale of the Networking business in July 2017; and lower demand for products and services due to extended procurement cycles resulting from the Bankruptcy Filing. The lower demand for our products in prior periods has also contributed, in part, to lower maintenance services revenue. The decrease was partially offset by the favorable impact of foreign currency exchange rates.

The following table displays revenue and the percentage of revenue to total sales by operating segment for the periods indicated:

					Percentage of Total Revenue
	Successor	Predecessor	Non-GAAP Combined	Predecessor	Non-GAAP Combined	Predecessor		Yr. to Yr. Percentage Change, net of Foreign Currency Impact
(In millions)	Period from December 16, 2017 through June 30, 2018	Period from October 1, 2017 through December 15, 2017	Nine months ended June 30, 2018	Nine months ended June 30, 2017	Nine months ended June 30, 2018	Nine months ended June 30, 2017	Yr. to Yr. Percentage Change
GCS	$716	$253	$969	$957	46%	39%	1%	0%
Networking	—	—	—	137	0%	5%	(100)%	(100)%
Total ECS product revenue	716	253	969	1,094	46%	44%	(11)%	(13)%
AGS	967	351	1,318	1,388	62%	56%	(5)%	(7)%
Unallocated amounts	(171)	—	(171)	—	(8)%	0%	(1)	(1)
Total revenue	$1,512	$604	$2,116	$2,482	100%	100%	(15)%	(16)%
(1) Not meaningful
GCS revenue for the nine months ended June 30, 2018 was $969 million compared to $957 million for the nine months ended June 30, 2017. The increase in GCS revenue was primarily attributable to the favorable impact of foreign currency exchange rates and incremental revenue from the Spoken acquisition, partially offset by lower contact center products revenue.
Networking revenue for the nine months ended June 30, 2017 was $137 million. The Networking business was sold to Extreme in July 2017.
AGS revenue for the nine months ended June 30, 2018 was $1,318 million compared to $1,388 million for the nine months ended June 30, 2017. The decrease in AGS revenue was primarily due to lower maintenance services revenue and the sale of the Networking business, partially offset by the favorable impact of foreign currency exchange rates.
Unallocated amounts for the nine months ended June 30, 2018 represent the fair value adjustment to deferred revenue recognized upon emergence from bankruptcy and excluded from segment revenue.
The following table displays revenue and the percentage of revenue to total sales by location for the periods indicated:

					Percentage of Total Revenue
	Successor	Predecessor	Non-GAAP Combined	Predecessor	Non-GAAP Combined	Predecessor
(In millions)	Period from December 16, 2017 through June 30, 2018	Period from October 1, 2017 through December 15, 2017	Nine months ended June 30, 2018	Nine months ended June 30, 2017	Nine months ended June 30, 2018	Nine months ended June 30, 2017	Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
U.S.	$791	$331	$1,122	$1,351	53%	54%	(17)%	(17)%
International:
EMEA	407	166	573	640	27%	26%	(10)%	(15)%
APAC - Asia Pacific	178	57	235	255	11%	10%	(8)%	(9)%
Americas International - Canada and Latin America	136	50	186	236	9%	10%	(21)%	(23)%
Total International	721	273	994	1,131	47%	46%	(12)%	(15)%
Total revenue	$1,512	$604	$2,116	$2,482	100%	100%	(15)%	(16)%
Revenue in the U.S. for the nine months ended June 30, 2018 was $1,122 million compared to $1,351 million for the nine months ended June 30, 2017. The decrease in U.S. revenue was primarily attributable to the recognition of deferred revenue at fair value upon emergence from bankruptcy, which results in lower revenue in subsequent periods; the impact of the sale of the Networking business in July 2017; a decrease in maintenance services; and lower sales of unified communications and contact center products. Revenue in EMEA for the nine months ended June 30, 2018 was $573 million compared to $640 million for the nine months ended June 30, 2017. The decrease in EMEA revenue was primarily attributable to the impact of the sale of the

Networking business and the recognition of deferred revenue at fair value upon emergence from bankruptcy, partially offset by the favorable impact of foreign currency exchange rates. Revenue in APAC for the nine months ended June 30, 2018 was $235 million compared to $255 million for the nine months ended June 30, 2017. The decrease in APAC revenue was primarily attributable to the impact of the sale of the Networking business and the recognition of deferred revenue at fair value upon emergence from bankruptcy, partially offset by higher sales of unified communications products and the favorable impact of foreign currency exchange rates. Revenue in Americas International for the nine months ended June 30, 2018 was $186 million compared to $236 million for the nine months ended June 30, 2017. The decrease in Americas International revenue was primarily attributable to the sale of the Networking business; the recognition of deferred revenue at fair value upon emergence from bankruptcy; and lower sales of unified communications products, partially offset by the favorable impact of foreign currency exchange rates.
We sell our products directly to end users and through an indirect sales channel. The following table sets forth a comparison of revenue from sales of products by channel and the percentage of product revenue from sales of products by channel for the periods indicated:

					Percentage of Total ECS Revenue
	Successor	Predecessor	Non-GAAP Combined	Predecessor	Non-GAAP Combined	Predecessor		Yr. to Yr. Percentage Change, net of Foreign Currency Impact
(In millions)	Period from December 16, 2017 through June 30, 2018	Period from October 1, 2017 through December 15, 2017	Nine months ended June 30, 2018	Nine months ended June 30, 2017	Nine months ended June 30, 2018	Nine months ended June 30, 2017	Yr. to Yr. Percentage Change
Direct	$204	$80	$284	$294	29%	27%	(3)%	(6)%
Indirect	512	173	685	800	71%	73%	(14)%	(15)%
Total ECS product revenue	$716	$253	$969	$1,094	100%	100%	(11)%	(13)%
Gross Profit
The following table sets forth gross profit and gross margin by operating segment for the periods indicated:

					Gross Margin
	Successor	Predecessor	Non-GAAP Combined	Predecessor	Non-GAAP Combined	Predecessor	Change
(In millions)	Period from December 16, 2017 through June 30, 2018	Period from October 1, 2017 through December 15, 2017	Nine months ended June 30, 2018	Nine months ended June 30, 2017	Nine months ended June 30, 2018	Nine months ended June 30, 2017	Amount	Percent
GCS	$473	$169	$642	$653	66.3%	68.2%	$(11)	(2)%
Networking	—	—	—	47	—	34.3%	(47)	(100)%
ECS	473	169	642	700	66.3%	64.0%	(58)	(8)%
AGS	582	196	778	828	59.0%	59.7%	(50)	(6)%
Unallocated amounts	(302)	(3)	(305)	(16)	(1)	(1)	(289)	(1)
Total	$753	$362	$1,115	$1,512	52.7%	60.9%	$(397)	(26)%
(1) Not meaningful
Gross profit for the nine months ended June 30, 2018 was $1,115 million compared to $1,512 million for the nine months ended June 30, 2017. The decrease was primarily attributable to the impact of applying fresh start accounting upon emergence from bankruptcy, including the effect of the recognition of deferred revenue at fair value, which resulted in lower revenue in subsequent periods and amortization of technology intangibles with higher asset values; the impact of the sale of the Networking business; a decrease in sales of maintenance services; and lower sales of unified communications and contact center products, partially offset by an increase in professional services gross profit and the favorable impact of foreign currency exchange rates.
GCS gross profit for the nine months ended June 30, 2018 was $642 million compared to $653 million for the nine months ended June 30, 2017. The decrease was attributable to lower sales of unified communications and contact center products, partially offset by the favorable impact of foreign currency exchange rates.
Networking gross profit for the nine months ended June 30, 2017 was $47 million. The Networking business was sold to Extreme in July 2017.

AGS gross profit for the nine months ended June 30, 2018 was $778 million compared to $828 million for the nine months ended June 30, 2017. The decrease in AGS gross profit was due to a decrease in sales of maintenance services and sale of the Networking business, partially offset by an increase in professional services gross profit and the favorable impact of foreign currency exchange rates.
Unallocated amounts for the nine months ended June 30, 2018 include the fair value adjustments recognized upon emergence from bankruptcy and excluded from segment gross profit; the effect of the amortization of technology intangibles; and costs that are not core to the measurement of segment performance, but rather are controlled at the corporate level. Unallocated amounts for the nine months ended June 30, 2017 included the effect of the amortization of technology intangibles and costs that are not core to the measurement of segment performance, but rather are controlled at the corporate level.
Operating Expenses
The following table sets forth operating expenses and the percentage of operating expenses to total revenue for the periods indicated:

					Percentage of Total Revenue
	Successor	Predecessor	Non-GAAP Combined	Predecessor	Non-GAAP Combined	Predecessor	Change
(In millions)	Period from December 16, 2017 through June 30, 2018	Period from October 1, 2017 through December 15, 2017	Nine months ended June 30, 2018	Nine months ended June 30, 2017	Nine months ended June 30, 2018	Nine months ended June 30, 2017	Amount	Percent
Selling, general and administrative	$613	$264	$877	$923	41.4%	37.2%	$(46)	(5)%
Research and development	110	38	148	178	7.0%	7.2%	(30)	(17)%
Amortization of intangible assets	86	10	96	170	4.5%	6.8%	(74)	(44)%
Impairment of indefinite-lived intangible assets	—	—	—	65	0.0%	2.6%	(65)	(100)%
Goodwill impairment	—	—	—	52	0.0%	2.1%	(52)	(100)%
Restructuring charges, net	80	14	94	22	4.5%	0.9%	72	327%
Total operating expenses	$889	$326	$1,215	$1,410	57.4%	56.8%	$(195)	(14)%
Selling, general and administrative expenses for the nine months ended June 30, 2018 were $877 million compared to $923 million for the nine months ended June 30, 2017. The decrease was primarily attributable to advisory fees incurred in the prior year period to assist in the assessment of strategic and financial alternatives to improve the Company’s capital structure and expenses associated with the Networking business that was sold in July 2017, partially offset by costs incurred in connection with certain legal matters; the unfavorable impact of foreign currency exchange rates; and Spoken acquisition-related costs.
Research and development expenses for the nine months ended June 30, 2018 were $148 million compared to $178 million for the nine months ended June 30, 2017. The decrease was primarily attributable to expenses associated with the Networking business that was sold in July 2017, partially offset by the unfavorable impact of foreign currency exchange rates and incremental costs from the Spoken acquisition in March 2018.
Amortization of intangible assets for the nine months ended June 30, 2018 was $96 million compared to $170 million for the nine months ended June 30, 2017. The carrying value of intangible assets was adjusted upon the application of fresh start accounting resulting in higher asset values and longer remaining useful lives.
Impairment of indefinite-lived intangible assets for the nine months ended June 30, 2017 was $65 million. Due to the Company filing for bankruptcy and also experiencing a decline in revenues, a revision of its five year forecast was completed in the quarter ended June 30, 2017. Due to the decline in revenue in the five year forecast, the Company tested its intangible assets with indefinite lives and other long-lived assets for impairment. The Company estimated the fair values of its indefinite-lived intangible assets using the royalty savings method, which values an asset by estimating the royalties saved through ownership of the asset. As a result of the impairment test, the Company estimated the fair value of its trademarks and trade names to be $190 million as compared to a carrying amount of $255 million and recorded the impairment charge of $65 million.
Goodwill impairment for the nine months ended June 30, 2017 was $52 million. As a result of the sale of certain assets and liabilities of the Company's former Networking business to Extreme in July 2017, it was determined that the fair value of the Networking services component was less than its carrying value. As a result, the Company recorded a goodwill impairment charge of $52 million. No impairments have been recognized in fiscal 2018.

Restructuring charges, net, for the nine months ended June 30, 2018 were $94 million compared to $22 million for the nine months ended June 30, 2017. Restructuring charges recorded during the nine months ended June 30, 2018 included employee separation costs of $82 million primarily associated with employee severance actions in EMEA and the U.S. and lease obligations of $12 million primarily in the U.S. and EMEA. The increase was primarily related to charges for employee separation costs and payments made under lease termination agreements associated with vacated facilities, particularly in EMEA and the U.S. Restructuring charges recorded during the nine months ended June 30, 2017 included employee separation costs of $18 million primarily associated with employee severance actions in the U.S. and EMEA and lease obligations of $4 million, primarily in EMEA.
Operating (Loss) Income
Operating loss for the nine months ended June 30, 2018 was $100 million compared to operating income of $102 million for the nine months ended June 30, 2017. Our operating results for the nine months ended June 30, 2018 as compared to the nine months ended June 30, 2017 reflect, among other things:

•	the impact of applying fresh start accounting upon emergence from bankruptcy on December 15, 2017;

•	impairment charges for indefinite-lived intangible assets and goodwill recognized during the nine months ended June 30, 2017;

•
higher restructuring charges for the nine months ended June 30, 2018, primarily related to employee separation charges and lease termination agreements associated with vacated facilities particularly in Europe and the U.S.;

•	lower advisory fees incurred to assist in the assessment of strategic and financial alternatives to improve the Company’s capital structure during the nine months ended June 30, 2018 of $62 million;

•	costs incurred in connection with certain legal matters of $37 million for the nine months ended June 30, 2018;

•	operating results from the Networking business for the nine months ended June 30, 2017; and

•	operating results from the Spoken acquisition completed in March 2018.
Interest Expense
Interest expense for the nine months ended June 30, 2018 was $126 million as compared to $229 million for the nine months ended June 30, 2017. The nine months ended June 30, 2017 included non-cash interest expense of $61 million related to the accelerated amortization of debt issuance costs and accretion of debt discount. Our Bankruptcy Filing, which constituted an event of default under our Predecessor first lien obligations and Predecessor second lien obligations, accelerated the Company's payment obligations under those instruments. Consequently, all debt outstanding under our Predecessor first lien obligations and Predecessor second lien obligations were classified as Liabilities subject to compromise, and related unamortized deferred financing costs and debt discounts in the amount of $61 million were expensed during the nine months ended June 30, 2017. Effective January 19, 2017, the Company ceased recording interest expense on outstanding pre-petition debt classified as Liabilities subject to compromise. Contractual interest expense represented amounts due under the contractual terms of outstanding debt, including debt subject to compromise. For the period from October 1, 2017 through December 15, 2017 and the period from January 19, 2017 through June 30, 2017, contractual interest expense of $94 million and $201 million, respectively, was not recorded as interest expense, as it was not an allowed claim under the Bankruptcy Filing. Contractual interest expense recorded for the nine months ended June 30, 2018 and 2017 was $123 million and $168 million, respectively, a decrease of $45 million.
Other Income (Expense), Net
Other income, net for the nine months ended June 30, 2018 was $30 million as compared to other expense, net of $27 million for the nine months ended June 30, 2017. Other income, net for the nine months ended June 30, 2018 included net foreign currency gains of $24 million, principally due to the strengthening of the U.S. dollar compared to certain foreign exchange rates on U.S. dollar denominated receivables maintained in non-U.S. locations, mainly Argentina, India and Mexico; income from a transition services agreement entered into in connection with the sale of Extreme of $8 million; interest income of $4 million; and other, net of $3 million, partially offset by a loss due to the change in fair value of the Emergence Date Warrants of $9 million. Other expense, net for the nine months ended June 30, 2017 includes other pension and post-retirement benefit costs of $29 million, partially offset by other, net of $2 million.
As a result of adopting ASU No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost," the Company reclassified $29 million of other pension and post-retirement benefit costs to Other expense, net for the nine months ended June 30, 2017. For the nine months ended June 30, 2018, the Company recorded $1 million of other pension and post-retirement benefit credits in Other income, net.

Reorganization Items, Net
Reorganization items, net for the nine months ended June 30, 2018 and 2017 were $3,416 million and $(77) million, respectively. Reorganization items, net for the nine months ended June 30, 2018 primarily consists of the net gain from the consummation of the Plan of Reorganization and the related settlement of liabilities. Reorganization items, net for the nine months ended June 30, 2018 and 2017 also include amounts incurred subsequent to the Bankruptcy Filing as a direct result of the Bankruptcy Filing and are comprised of professional service fees and contract rejection fees.
(Provision for) Benefit from Income Taxes
The provision for income taxes was $224 million for the nine months ended June 30, 2018 compared with a benefit from income taxes of $22 million for the nine months ended June 30, 2017.
For the nine months ended June 30, 2018, the difference between the Company’s recorded provision and the provision that would result from applying the new U.S. statutory rate of 24.5%, was primarily attributable to: (1) income and losses taxed at different foreign tax rates, (2) losses generated within certain foreign jurisdictions for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) non-U.S. withholding taxes on foreign earnings, (4) current period changes to unrecognized tax positions, (5) U.S. state and local income taxes, (6) the impact of the Tax Cuts and Jobs Act, and (7) an increase in estimated current year tax loss, which is eliminated as part of the attribute reduction related to CODI.
For the nine months ended June 30, 2017, the difference between the Company’s recorded provision and the provision that would result from applying the U.S. statutory rate of 35% in effect during the period was primarily attributable to: (1) income and losses taxed at different foreign tax rates, (2) losses generated within certain foreign jurisdictions for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) non-U.S. withholding taxes on foreign earnings, (4) current period changes to unrecognized tax positions, (5) U.S. state and local income taxes, and (6) changes in the valuation allowance established against the Company’s deferred tax assets.
Net Income (Loss)
Net income was $2,996 million for the nine months ended June 30, 2018 compared to a net loss of $209 million for the nine months ended June 30, 2017, primarily due to the reorganization gain of $3,416 million resulting from our emergence from bankruptcy and the items discussed above.
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
Cash Flow Activity
The following table provides the condensed statements of cash flows for the periods indicated:

	Successor	Predecessor	Non-GAAP Combined	Predecessor
		Revised
(In millions)	Period from December 16, 2017 through June 30, 2018	Period from October 1, 2017 through December 15, 2017	Nine months ended June 30, 2018	Nine months ended June 30, 2017
Net cash provided by (used for):
Operating activities	$177	$(414)	$(237)	$125
Investing activities	(137)	8	(129)	(120)
Financing activities	284	(102)	182	387
Effect of exchange rate changes on cash and cash equivalents	(5)	(2)	(7)	1
Net increase (decrease) in cash and cash equivalents	319	(510)	(191)	393
Cash and cash equivalents at beginning of period	366	876	876	336
Cash and cash equivalents at end of period	$685	$366	$685	$729

Operating Activities
Cash (used for) provided by operating activities was $(237) million and $125 million for the nine months ended June 30, 2018 and 2017, respectively. The change was primarily due to payments related to the Company's reorganization and emergence from bankruptcy, which included payments to the PBGC ($340 million), general unsecured creditor claims ($58 million) and the APP pension trust ($49 million). These payments were partially offset by lower payments under the Company's restructuring programs; lower interest payments; lower payments for pension and other post-retirement benefits; lower income tax payments; an increase in deferred revenue as a result of advance payments for products and services; and the timing of vendor and customer payments.
Investing Activities
Cash used for investing activities for the nine months ended June 30, 2018 and 2017 was $129 million and $120 million, respectively. During the nine months ended June 30, 2018, cash used for investing activities included the acquisition of Spoken for $157 million and capital expenditures of $49 million, partially offset by the release of restricted cash of $76 million related to the Company's emergence from bankruptcy. During the nine months ended June 30, 2017, cash used for investing activities included an increase in restricted cash of $77 million, capital expenditures of $40 million and acquisitions of businesses, net of cash acquired of $4 million. The increase in capital expenditures was mainly driven by higher capital spending on facility downsizing and relocation and investments in technology.
Financing Activities
Cash provided by financing activities was $182 million and $387 million for the nine months ended June 30, 2018 and 2017, respectively.
Cash provided by financing activities for the nine months ended June 30, 2018 included:

•	proceeds of $2,896 million from the Term Loan Credit Agreement entered into on the Company's Emergence Date;

•	proceeds of $350 million from the issuance of 2.25% Convertible Notes; and

•	proceeds from the issuance of call spread warrants (the "Call Spread Warrants") of $58 million; partially offset by

•	repayment of the Company's Term Loan Credit Agreement of $2,918 million as part of the refinancing discussed below, net of proceeds received under the refinancing of $2,911 million;

•	repayments to the Predecessor Company first lien debt holders of $2,061 million;

•	repayment of the Predecessor Company DIP Credit Agreement of $725 million;

•	adequate protection payments related to the bankruptcy of $111 million;

•	payment of debt issuance costs of $107 million;

•	the purchase of a bond hedge of $84 million;

•	scheduled debt repayments under the Term Loan Credit Agreement of $15 million; and

•	repayments in connection with financing the use of equipment for the performance of services under our agreement with HP Enterprise Services, LLC ("HP") of $11 million.
Cash provided by financing activities for the nine months ended June 30, 2017 included:

•	proceeds from the Predecessor Company DIP Credit Agreement of $712 million, partially offset by

•	scheduled debt repayments of $155 million, inclusive of adequate protection payments;

•	repayments in excess of borrowings under the Predecessor Company revolving credit facilities of $150 million; and

•	repayments under our agreement with HP of $15 million.
Term Loan Credit Agreement Refinancing
On June 18, 2018, the Company amended its Term Loan Credit Agreement to reduce interest rates and to reduce the London Inter-bank Offered Rate ("LIBOR") floor that existed under the original agreement from 1.00% to 0.00%. After the amendment, the Term Loan Credit Agreement, (a) in the case of alternative base rate ("ABR") Loans, bears interest at a rate per annum equal to 3.25% plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the U.S. prime rate as publicly announced in the Wall Street Journal and (iii) the LIBOR Rate for an interest period of one month and (b) in the case of LIBOR Loans, bears interest at a rate per annum equal to 4.25% plus the applicable LIBOR rate, subject to a 0.00% floor. Prior to the amendment, the Term

Loan Credit Agreement, in the case of ABR Loans, bore interest at a rate per annum equal to 3.75% plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the U.S. prime rate as publicly announced in the Wall Street Journal and (iii) the LIBOR Rate for an interest period of one month and in the case of LIBOR Loans, bore interest at a rate per annum equal to 4.75% plus the applicable LIBOR rate, subject to a 1.00% floor. As a result of the amendment, outstanding loan balances under the original Term Loan Credit Agreement were paid in full and new debt was issued for the same outstanding principal amount.
Interest Rate Contracts
On May 16, 2018, the Company entered into interest rate swap agreements with six counterparties, which fixed a portion of the variable interest due on its Term Loan Credit Agreement. Under the terms of the interest rate swap agreements, which mature on December 15, 2022, the Company pays a fixed rate of 2.935% and receives a variable rate of interest based on one-month LIBOR. As of June 30, 2018, the total notional amount of the six interest rate swap agreements was $1,800 million.
Convertible Notes
On June 11, 2018, the Company issued 2.25% Convertible Notes in an aggregate principal of $350 million (including the underwriters’ exercise in full of an over-allotment option of $50 million), which mature on June 15, 2023 (“Convertible Notes”). The Convertible Notes were issued under an indenture, by and between the Company and the Bank of New York Mellon Trust Company N.A., as Trustee. The Company received net proceeds from the offering of $314 million after giving effect to debt issuance costs, including the underwriting discount, the net cash used to purchase a bond hedge and the proceeds from the issuance of warrants are discussed below.
Bond Hedge and Call Spread Warrants
In connection with the issuance of the Convertible Notes, the Company also entered into privately negotiated transactions to purchase hedge instruments (“Bond Hedge”), covering 12.6 million shares of its common stock at a cost of $84 million. The Bond Hedge is subject to anti-dilution provisions substantially similar to those of the Convertible Notes, has a strike price of $27.76 per share, is exercisable by the Company upon any conversion under the Convertible Notes, and expires on June 15, 2023.
The Company also sold Call Spread Warrants for the purchase of up to 12.6 million shares of its common stock for aggregate proceeds of $58 million. The Call Spread Warrants have a strike price of $37.3625 per share and are subject to customary anti-dilution provisions. The Call Spread Warrants will expire in ratable portions on a series of expiration dates commencing on September 15, 2023.
The Bond Hedge and Call Spread Warrants are intended to reduce the potential dilution with respect to the Company’s common stock and/or reduce the Company’s exposure to potential cash payments that the Company may be required to make upon conversion of the Convertible Notes by, in effect, increasing the conversion price, from the Company’s economic standpoint, to $37.3625 per share. However, the Call Spread Warrants could have a dilutive effect with respect to the Company's common stock or, if the Company so elects, obligate the Company to make cash payments to the extent that the market price per share of common stock exceeds $37.3625 per share on any date upon which the Call Spread Warrants are exercised.
As of June 30, 2018, the Company was not in default under any of its debt agreements.
See Note 9, “Financing Arrangements,” to our unaudited interim Condensed Consolidated Financial Statements for further discussion.
Future Cash Requirements
Our primary future cash requirements will be to fund debt service, restructuring payments, capital expenditures and benefit obligations. In addition, we may use cash in the future to make strategic acquisitions.
Specifically, we expect our primary cash requirements for the remainder of fiscal 2018 to be as follows:

•
Debt service—We expect to make payments of $57 million during the remainder of fiscal 2018 in principal and interest associated with the Term Loan Credit Agreement and interest and fees associated with our ABL Credit Agreement and 2.25% Convertible Notes due 2023. In the ordinary course of business, we may from time to time borrow and repay amounts under our ABL Credit Agreement.

•
Restructuring payments—We expect to make payments of approximately $18 million to $20 million during the remainder of fiscal 2018 for employee separation costs and lease termination obligations associated with restructuring actions we have taken through June 30, 2018. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally.

•	Capital expenditures—We expect to spend approximately $25 million to $35 million for capital expenditures and capitalized software development costs during the remainder of fiscal 2018.

•
Benefit obligations—We estimate we will make payments in respect of our pension and post-retirement benefit obligations totaling $29 million during the remainder of fiscal 2018. These payments include $20 million for the Avaya Pension Plan for represented employees; $6 million for our non-U.S. benefit plans, which are predominately not pre-funded; and $3 million for represented retiree post-retirement health trusts. See discussion in Note 13, “Benefit Obligations” to our unaudited interim Condensed Consolidated Financial Statements for further details of our benefit obligations.

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
For the nine months ended June 30, 2018, the Company recognized $37 million of costs incurred in connection with the resolution of certain legal matters.
Future Sources of Liquidity
We expect our cash balances, cash generated by operations and borrowings available under our ABL Credit Agreement to be our primary sources of short-term liquidity.
As of June 30, 2018 and September 30, 2017, our cash and cash equivalent balances held outside the U.S. were $114 million and $246 million, respectively. As of June 30, 2018, cash and cash equivalents held outside the U.S. in excess of in-country needs and, which could not be distributed to the U.S. without restriction, were not material.
Under the terms of the ABL Credit Agreement, the Company can issue letters of credit up to $150 million. At June 30, 2018, the Company had issued and outstanding letters of credit and guarantees of $48 million. The aggregate additional principal amount that may be borrowed under the ABL Credit Agreement, based on the borrowing base less $48 million of outstanding letters of credit and guarantees, was $195 million at June 30, 2018.
We believe that our existing cash and cash equivalents of $685 million as of June 30, 2018, future cash provided by operating activities and borrowings available under the ABL Credit Agreement will be sufficient to meet our future cash requirements for at least the next twelve months. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
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
Critical Accounting Policies and Estimates
Management has reassessed the critical accounting policies as disclosed in our Registration Statement on Form 10 Amendment No. 3 filed with the SEC on January 10, 2018 and determined that there were no significant changes to our critical accounting policies for the period from December 16, 2017 through June 30, 2018 and the period from October 1, 2017 through December 15, 2017, except for recently adopted accounting policy changes as discussed in the Notes to our unaudited interim Condensed Consolidated Financial Statements.

New Accounting Pronouncements
See discussion in Note 2, "Recent Accounting Pronouncements," to our unaudited interim Condensed Consolidated Financial Statements for further details.
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
EBITDA and Adjusted EBITDA have limitations as analytical tools. EBITDA measures do not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and do not necessarily indicate whether cash flows will be sufficient to fund cash needs. While EBITDA measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Further, Adjusted EBITDA excludes the impact of earnings or charges resulting from matters that we consider not to be indicative of our ongoing operations. In particular, our formulation of Adjusted EBITDA allows adjustment for certain amounts that are included in calculating net income (loss) as set forth in the following table including, but not limited to, restructuring charges, impairment charges, certain fees payable to our Predecessor private equity sponsors and other advisors, resolution of certain legal matters and a portion of our pension costs and post-employment benefits costs, which represents the amortization of pension service costs and actuarial gain (loss) associated with these benefits. However, these are expenses that may recur, may vary and/or may be difficult to predict.

The unaudited reconciliation of net income (loss), which is a GAAP measure, to EBITDA and Adjusted EBITDA for the periods indicated, is presented below:

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended June 30, 2018	Three months ended June 30, 2017	Period from December 16, 2017 through June 30, 2018	Period from October 1, 2017 through December 15, 2017	Nine months ended June 30, 2017
Net (loss) income	$(88)	$(98)	$19	$2,977	$(209)
Interest expense (a)	56	17	112	14	229
Interest income	(1)	(1)	(2)	(2)	(2)
(Benefit from) provision for income taxes	20	(6)	(235)	459	(22)
Depreciation and amortization	119	85	264	31	263
EBITDA	106	(3)	158	3,479	259
Impact of fresh start accounting adjustments (b)	54	—	167	—	—
Restructuring charges, net	30	8	80	14	22
Advisory fees (c)	3	17	15	3	82
Acquisition-related costs (d)	4	1	11	—	1
Reorganization items, net	—	35	—	(3,416)	77
Non-cash share-based compensation	7	4	13	—	10
Impairment of indefinite-lived intangible assets	—	65	—	—	65
Goodwill impairment	—	52	—	—	52
Impairment of long-lived assets	—	3	—	—	3
Loss on disposal of long-lived assets, net	2	—	4	1	—
Resolution of certain legal matters (e)	—	—	—	37	—
Change in fair value of Emergence Date Warrants	(6)	—	9	—	—
Gain on foreign currency transactions	(25)	(2)	(24)	—	(1)
Pension/OPEB/nonretirement postemployment benefits and long-term disability costs (f)	—	24	—	17	70
Other	—	—	—	—	1
Adjusted EBITDA	$175	$204	$433	$135	$641

(a)
Effective January 19, 2017, the Company ceased recording interest expense on outstanding pre-petition debt classified as liabilities subject to compromise. Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise. For the periods from October 1, 2017 through December 15, 2017 and January 19, 2017 through June 30, 2017, contractual interest expense related to debt subject to compromise of $94 million and $201 million, respectively, had not been recorded as interest expense, as it was not expected to be an allowed claim under the Bankruptcy Filing.

(b)	The impact of fresh start accounting adjustments in connection with the Company's emergence from bankruptcy.

(c)
Advisory fees represent costs incurred to assist in the assessment of strategic and financial alternatives to improve the Company's capital structure. Also included in advisory fees for the prior year period are sponsors’ fees which represent monitoring fees payable to affiliates of two private equity firms, Silver Lake Partners (“Silver Lake”) and TPG Capital (“TPG”, together with Silver Lake, the “Sponsors”) that each had an ownership interest in the Predecessor Company and their designees pursuant to a management services agreement. Effective as of emergence from bankruptcy, the Company no longer has affiliations with the Sponsors.

(d)
Acquisition-related costs include investment banking, legal and other costs related to the acquisition of Spoken, including the accelerated vesting of certain Spoken stock options in connection with the acquisition.

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
Interest Rate Risk
The Company has exposure to changing interest rates primarily under the Term Loan Credit Agreement and ABL Credit Agreement, each of which bears interest at variable rates based on LIBOR. The Company had $2,910 million of variable rate loans outstanding as of June 30, 2018.
On May 16, 2018, the Company entered into interest rate swaps agreements with six counterparties, which fixed a portion of the variable interest due on its Term Loan Credit Agreement. Under the terms of the interest rate swap agreements, which mature on December 15, 2022, the Company pays a fixed rate of 2.935% and receives a variable rate of interest based on one-month LIBOR. As of June 30, 2018, the total notional amount of the six interest rate swap agreements was $1,800 million.
It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives. For both the three and nine months ended June 30, 2018, the Company recognized a loss on its hedge contracts of approximately $2 million, which is reflected in Interest expense in the Condensed Consolidated Statements of Operations. At June 30, 2018, the fair value of the outstanding interest rate swap agreements was a deferred loss of $16 million. Based on the maturity dates of the contracts, $11 million and $5 million was recorded in Other current liabilities and Other non-current liabilities, respectively. On an annual basis, a hypothetical one percent change in interest rates for the $1,110 million of unhedged variable rate debt as of June 30, 2018 would affect net income and cash flow by approximately $8 million.
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
Non-U.S. denominated revenue was $159 million and $468 million for the three and nine months ended June 30, 2018 (Successor and Predecessor combined), respectively. We estimate a 10% change in the value of the U.S. dollar relative to all foreign currencies would affect our revenue for the three and nine months ended June 30, 2018 by $16 million and $47 million, respectively.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.) Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2018, solely because of the material weaknesses in the Company's internal control over financial reporting described below.
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
Management has implemented a remediation plan to address the control deficiencies that led to the material weaknesses referenced above. The remediation plan includes the following:

•
Implemented specific additional review procedures over the income tax provision calculations for interim quarters to ensure that the results of such calculations are not inconsistent with the actual results and trends being observed in the business. The deficiency, and the related remediation, applies only to interim quarters in which the income tax provision is based on forecast results for the year. The controls and processes related to the income tax provision for our fiscal year-end are not affected as they are based on actual results for the year.

•	Hired additional personnel, including a Vice President of Tax, with the appropriate experience and technical expertise in income taxes.
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

This control deficiency resulted in an adjustment in the financial statements of our cash and accounts receivable as of December 15, 2017, our cash flow statements, and the revision of our consolidated financial statements for the predecessor period ended December 15, 2017 and the successor period ended December 31, 2017. Additionally, if not remediated this control deficiency could result in a future misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we determined that this control deficiency constitutes a material weakness.
In order to remediate this material weakness, management has provided additional training for employees involved in the cash and accounts receivable reconciliation processes, as well as certain other reconciliation processes, and supplemented existing reviewers with higher skilled resources.
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
There have been no material changes during the quarterly period ended June 30, 2018 to the risk factors previously disclosed in Amendment No. 3 to the Company’s Registration Statement on Form 10 filed with the SEC on January 10, 2018 and the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018 other than as set forth below:
Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business and results of operations.
The U.S. government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements, such as the North American Free Trade Agreement (“NAFTA”).  It has also initiated tariffs on certain foreign goods and has raised the possibility of imposing significant, additional tariff increases or expanding the tariffs to capture other types of goods. In response, certain foreign governments have imposed retaliatory tariffs on goods that their countries import from the U.S. Changes in U.S. trade policy could result in one or more foreign governments adopting responsive trade policy making it more difficult or costly for us to import our products from those countries.  This in turn could require us to increase prices to our customers which may reduce demand, or, if we are unable to increases prices, result in lowering our margin on products sold.
We cannot predict the extent to which the U.S. or other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of our products in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.  The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
This table provides information with respect to purchases by the Company of shares of common stock during the quarter ended June 30, 2018.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased(1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 - 30, 2018	—	$—	—	—
May 1 - 31, 2018	—	$—	—	—
June 1 - 30, 2018	74,118	$21.0487	—	—
Total	74,118	$21.0487	—	—
(1) Amounts purchased represent shares of common stock withheld for taxes on restricted stock units that vested on June 15 and June 30, 2018.

Item 3.	Defaults Upon Senior Securities.
Not Applicable.

Item 4.	Mine Safety Disclosures.
Not Applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number
4.1
Indenture, dated June 11, 2018, by and between Avaya Holdings Corp. and The Bank of New York Mellon Trust Company, N.A. (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2018)

10.1	Form of Restricted Stock Unit Award Agreement pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan
10.2	Form of Nonqualified Stock Option Award Agreement pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan
10.3	Avaya Inc. Involuntary Separation Plan for Senior Executives, dated May 16, 2018 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2018)
10.4	Avaya Inc. Change in Control Severance Plan, dated May 16, 2018 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2018)
10.5
Base Convertible Bond Hedge Confirmation, by and between Avaya Holdings Corp. and Barclays Bank PLC, dated June 6, 2018 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2018)

10.6
Base Convertible Bond Hedge Confirmation, by and between Avaya Holdings Corp. and Credit Suisse Capital LLC, dated June 6, 2018 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2018)

10.7
Base Convertible Bond Hedge Confirmation, by and between Avaya Holdings Corp. and JPMorgan Chase Bank, National Association, dated June 6, 2018 (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2018)

10.8
Base Warrant Confirmation, by and between Avaya Holdings Corp. and Barclays Bank PLC, dated June 6, 2018 (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2018)

10.9
Base Warrant Confirmation, by and between Avaya Holdings Corp. and Credit Suisse Capital LLC, dated June 6, 2018 (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2018)

10.10
Base Warrant Confirmation, by and between Avaya Holdings Corp. and JPMorgan Chase Bank, National Association, dated June 6, 2018 (previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2018)

10.11
Amendment No. 1, dated as of June 18, 2018, to the Term Loan Credit Agreement, dated as of December 15, 2017, among Avaya Inc., as borrower, Avaya Holdings Corp., the lenders from time to time party thereto, Goldman Sachs Bank USA, as the Administrative Agent and the Collateral Agent, and the other parties from time to time party thereto (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2018)

10.12
Additional Convertible Bond Hedge Confirmation, by and between Avaya Holdings Corp. and Barclays Bank PLC, dated June 26, 2018 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2018)

10.13
Additional Convertible Bond Hedge Confirmation, by and between Avaya Holdings Corp. and Credit Suisse Capital LLC, dated June 26, 2018 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2018)

10.14
Additional Convertible Bond Hedge Confirmation, by and between Avaya Holdings Corp. and JPMorgan Chase Bank, National Association, dated June 26, 2018 (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2018)

10.15
Additional Warrant Confirmation, by and between Avaya Holdings Corp. and Barclays Bank PLC, dated June 26, 2018 (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2018)

10.16
Additional Warrant Confirmation, by and between Avaya Holdings Corp. and Credit Suisse Capital LLC, dated June 26, 2018 (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2018)

10.17
Additional Warrant Confirmation, by and between Avaya Holdings Corp. and JPMorgan Chase Bank, National Association, dated June 26, 2018 (previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2018)

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

August 14, 2018