Form 10-K
period 2018-09-30
Avaya Holdings Corp.
filed 2018-12-21
CIK 1418100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended September 30, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-38289

AVAYA HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Delaware	26-1119726
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4655 Great America Parkway Santa Clara, California	95054
(Address of Principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (908) 953-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $.01	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
The aggregate market value of the registrant's Common Stock held by non-affiliates on March 29, 2018, the last business day of the registrant's most recently completed second quarter, was $2,459 million.
As of November 30, 2018, 110,151,240 shares of Common Stock, $.01 par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K will be incorporated by reference from certain portions of the registrant's definitive proxy statement for its 2019 Annual General Meeting of Stockholders, or will be included in an amendment hereto, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the registrant's fiscal year ended September 30, 2018.

When we use the terms “we,” “us,” “our,” “Avaya” or the “Company,” we mean Avaya Holdings Corp., a Delaware corporation, and its consolidated subsidiaries taken as a whole, unless the context otherwise indicates.
This Annual Report on Form 10-K contains the registered and unregistered Avaya Aura® and other trademarks or service marks of Avaya and are the property of Avaya Holdings Corp. and/or its affiliates. This Annual Report on Form 10-K also contains additional trade names, trademarks or service marks belonging to us and to other companies. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

i

Cautionary Note Regarding Forward-looking Statements
Certain statements in this Annual Report on Form 10-K, including statements containing words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “model,” “can,” “could,” “may,” “should,” “will,” “would” or similar words or the negative thereof, constitute “forward-looking statements.” These forward-looking statements, which are based on our current plans, expectations, estimates and projections about future events, should not be unduly relied upon. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements to materially differ from any future results, performance and achievements expressed or implied by such forward-looking statements. We caution you therefore against relying on any of these forward-looking statements.
The forward-looking statements included herein are based upon our assumptions, estimates and beliefs and involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and may be affected by a variety of risks and other factors, which may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. See, among other things, Part I, Item 1A "Risk Factors" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" to this Annual Report on Form 10-K for factors that could cause actual results to differ materially from those anticipated in the forward-looking statements.
All forward-looking statements are made as of the date of this Annual Report on Form 10-K and the risk that actual results will differ materially from the expectations expressed in this report will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this report, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this report will be achieved.
Marketing, Ranking and Other Industry Data
This Annual Report on Form 10-K includes industry and trade association data, forecasts and information that we have prepared based, in part, upon data, forecasts and information obtained from independent trade associations, industry publications and surveys and other information available to us. Some data is also based on our good faith estimates, which are derived from management’s knowledge of the industry and independent sources. Industry publications and surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. We have not independently verified any of the data from third-party sources, nor have we ascertained the underlying economic assumptions relied upon therein. In particular, the Gartner reports described below represent research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc., (“Gartner”) and are not representations of fact. Each Gartner report speaks as of its original publication date (and not as of the date of this filing) and the opinions expressed in the Gartner reports are subject to change without notice. Gartner does not endorse any vendor, product or service depicted in its research publications, and does not advise technology users to select only those vendors with the highest ratings or other designation. Gartner research publications consist of the opinions of Gartner’s research organization and should not be construed as statements of fact. Gartner disclaims all warranties, expressed or implied, with respect to this research, including any warranties of merchantability or fitness for a particular purpose. Statements as to our market position are based on market data currently available to us. Our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under the heading Item 1A, "Risk Factors” in this Annual Report on Form 10-K. Certain information in the text of this Annual Report on Form 10-K is contained in industry publications or data compiled by a third-party. The sources of these industry publications and data are provided below:

•	Gartner Forecast: PCs, Ultramobiles and Mobile Phones, Worldwide, 2016-2022, 3Q18 Update, Ranjit Atwal, et al., 27 September 2018.

•	Gartner Magic Quadrant for Unified Communications, Steve Blood, et al., 25 July 2018.

•	Gartner Magic Quadrant for Contact Center Infrastructure, Worldwide, Drew Kraus, et al., 17 May 2018.

PART I

Item 1.	Business
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
Beginning on the Emergence Date, the Company applied fresh start accounting, which resulted in a new basis of accounting and the Company becoming a new entity for financial reporting purposes. As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the consolidated financial statements after December 15, 2017 are not comparable with the consolidated financial statements on or prior to that date. Our financial results for the period from October 1, 2017 through December 15, 2017 are referred to as those of the “Predecessor” period. Our financial results for the period from December 16, 2017 through September 30, 2018 are referred to as those of the “Successor” period or periods. Our results of operations as reported in our Consolidated Financial Statements for these periods are in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Although GAAP requires that we report on our results for the period from October 1, 2017 through December 15, 2017 and the period from December 16, 2017 through September 30, 2018 separately, we have in certain instances in this report presented operating results for the fiscal year ended September 30, 2018 by combining the results of the Predecessor and Successor periods because such presentation provides the most meaningful comparison of our results to prior periods.
For a more detailed discussion of our bankruptcy proceedings (the “Restructuring”), see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, Note 5, "Fresh Start Accounting," to our Consolidated Financial Statements.
Our Company
Avaya is a global leader in digital communications products, solutions and services for businesses of all sizes. We enable organizations around the globe to succeed by creating intelligent communications experiences for customers and employees. Avaya builds open, converged and innovative solutions to enhance and simplify communications and collaboration in the cloud, on-premises or a hybrid of both. Our global, experienced team of professionals delivers award-winning services from initial planning and design, to seamless implementation and integration, to ongoing managed operations, optimization, training and support. As of September 30, 2018, we had a presence in approximately 180 countries worldwide and during the past three fiscal years we served more than 90% of the Fortune 100 organizations.
Operating Segments
Our business has two operating segments: Products & Solutions and Services. Effective September 30, 2018, the Company changed the name of its Global Communications Solutions (“GCS”) and Avaya Global Services (“AGS”) segments to "Products & Solutions" and "Services," respectively. These were name changes only and did not have an impact on the operating results of each segment. Avaya also previously had a Networking business, which was sold on July 14, 2017.
Products & Solutions
Products & Solutions encompasses our unified communications and contact center platforms, applications and devices.

•
Unified Communications ("UC"): Avaya unifies communications, helping companies increase employee productivity, improve customer service and reduce costs. Avaya embeds communications directly into the applications, browsers and devices employees use every day to create a single, powerful gateway for voice, video, messaging, conferencing and collaboration. We give people a more natural, efficient, and flexible way to connect, engage, respond, and share - where and how they want - for better business results.

Avaya offers an open, extensible development platform, so that customers and third parties can easily create custom applications and automated workflows for their unique needs, integrating Avaya’s capabilities into the customer's existing infrastructure and business applications.

•
Contact Center ("CC"): Avaya’s industry-leading omnichannel contact center solutions enable customers to build a customized portfolio of applications, driving stronger customer engagement and higher customer lifetime value. Our reliable, secure and scalable communications solutions include voice, email, chat, social media, video, performance management and ease of third-party integration that can improve customer service and help companies compete more effectively.

Avaya also focuses on ensuring an outstanding experience for mobile callers, because we integrate transformative technologies, including Artificial Intelligence ("AI") and big data analytics into our contact center solutions. As organizations use these solutions to gain a deeper understanding of their customer needs, we believe that their teams become more efficient and effective and their customer loyalty grows.
Both UC and CC are supported by our portfolio of innovative business phones and multimedia devices, which is one of the broadest in the industry. Avaya brings consumer technology to the employee desktop in a way that can help our customers enhance customer service, internal and external collaboration, and employee productivity. Customers experience seamless audio and video capabilities for both Avaya and approved third-party Unified Communications (or "UC") platforms via open Session Initiation Protocol ("SIP") devices. SIP is used for signaling and controlling multi-media communication sessions in applications of Internet telephony for voice and video calls, along with integration with numerous apps that help connect and accelerate business. Developers can easily customize capabilities for their specific needs with our client Software Development Kit ("SDK").
Services
Avaya Services consists of three business areas: Global Support Services, Enterprise Cloud and Managed Services and Professional Services. Together, these comprehensive services enable clients to leverage communications technology to help them maximize their business results. Our global, experienced team of experts delivers award-winning services from initial planning and design, to seamless implementation and integration, to ongoing managed operations, optimization, training and support.
We help our customers use communications to minimize the risk of outages, enable employee productivity and deliver a differentiated customer experience.
Our services teams also help our clients transition at their desired pace to next generation communications technology solutions, either via the cloud, on-premises, or a hybrid of both. Customers can choose various levels of support for their communications solutions, including deployment, training, monitoring, troubleshooting and optimization, and more. Our proactive, preventative system performance monitoring can quickly identify and resolve issues. Remote diagnostics and resolutions rapidly fix existing problems and avoid potential issues, helping our customers to save time and reducing the risk of an outage.

•
Global Support Services feature offerings that address the risk of system outages and help businesses protect technology investments. We help our customers maintain their competitiveness through proactive problem prevention, rapid resolution and continual solution optimization. The majority of our revenue in this business is recurring in nature.

•
Enterprise Cloud and Managed Services (formerly named Avaya private cloud services) enables customers to take advantage of our technology via the cloud, on-premises, or a hybrid of both, depending on the solution and the needs of the customer. The majority of our revenue in this business is recurring in nature and based on multi-year services contracts.

•
Professional Services enable businesses worldwide to take full advantage of their solution investments to drive measurable business results. Our expert consultants and experienced engineers work with clients as a strategic partner along each step of the solution lifecycle to deliver services that drive business transformation and expand ongoing value. The majority of our revenue in this business is one-time in nature.

Cloud
For customers who choose a cloud model, we utilize Avaya Cloud to deliver some of our Products & Solutions and Services. Avaya Cloud delivers flexible business communications services and solutions to connect our customers with their customers, helping our customers to improve productivity and grow their businesses. With Avaya Cloud, our customers can integrate, customize, and scale operations to be more agile to deliver new products and services to market with always-on resources. Avaya Cloud helps ensure that our customers have up-to-date technology, so they can deliver experiences that matter to their customers.
Research and Development ("R&D")
We make substantial investments in R&D to develop new systems, solutions and software in support of business communications, including, but not limited to, converged communications systems, communications applications, multimedia contact center innovations, collaboration tools, messaging applications, video, speech-enabled applications, business infrastructure and architectures, converged mobility systems, cloud offerings, web services, artificial intelligence, communications-enabled business processes and applications, and services for our customers. Over the past three fiscal years, we have invested $889 million in R&D, including through technology acquisitions.

We invested 16.9%, 15.7% and 15.6% in R&D as a percentage of product revenue in fiscal 2018, 2017 and 2016, respectively. These investments reflect a consistent investment in R&D as a percentage of product revenue. Our investments in fiscal 2018 focused on driving innovative cloud solutions across our portfolio, new AI capabilities, a refreshed and expanded device portfolio, and new releases of our UC and CC solutions.
Patents, Trademarks and Other Intellectual Property
We own a significant number of patents important to our business and we expect to continue to file patent applications to protect our R&D investments in new products and services across all areas of our business. As of September 30, 2018, we had more than 4,700 patents and pending patent applications, including foreign counterpart patents and foreign applications. Our patents and pending patent applications cover a wide range of products and services involving a variety of technologies, including, but not limited to, unified communications (including video, social media, telephony and messaging), contact centers, wireless communications and networking. The durations of our patents are determined by the laws of the country of issuance. For the U.S., patents may be 20 years from the date of the patent's filing, depending upon term adjustments made by the patent office. In addition, we hold numerous trademarks, in the U.S. and in other countries. We also have licenses to intellectual property for the manufacture, use and sale of our products.
We obtain patent and other intellectual property rights used in connection with our business when practicable and appropriate. Historically, we have done so both organically, through commercial relationships, and in connection with acquisitions.
We look to maximize the return on investment in our patent portfolio by selectively selling patents at market prices and cross licensing with other parties when such sales or licensing is in our interests. These monetization programs are conducted in a manner that helps to preserve Avaya’s freedom to operate and to help ensure that Avaya retains patents needed for defensive use.
From time to time, assertions of infringement of certain patents or other intellectual property rights of others have been made against us. In addition, certain pending claims are in various stages of litigation. Based on our experience and customary industry practice, we believe that any licenses or other rights that might be necessary for us to continue with our current business could be obtained on commercially reasonable terms. For more information concerning the risks related to patents, trademarks and other intellectual property, see Item 1A, "Risk Factors-Risks Related to Our Business-Intellectual Property and Information Security-We may be subject to litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling our products or services.”
Trends Shaping Our Industry
We believe several trends are shaping our industry, creating a substantial opportunity for market participants to capitalize on these trends. We believe these trends include:

•
Convergence with UC/collaboration and CC becoming less distinct technologies, and more similar with integrated services and capabilities across devices and channels. Avaya already has more than 12,000 customers on a converged UC and CC platform, and we are in a position of strength to lead in bringing customers the power of this convergence.

•
Increasing remote workers and workforce mobility, with greater use of mobile devices by consumers and employees. This is happening as business leaders also shift priorities to digitally transform their companies, taking advantage of disruptive technologies like big data, IoT, cybersecurity, and Artificial Intelligence.

•	Increased preference for cloud delivery of applications, and management of multiple and varied devices, all of which must be handled with the security their business demands.

•	Omnichannel communication customer service will continue to rise, as consumers embrace new technologies and devices in creative ways and at an accelerating pace.
Mobility and AI
We are pursuing advances in Mobility and AI as part of our disruptive innovation strategy. Given their growing importance in contact centers and in the broader communications area, we believe that by taking a leadership position in mobility and AI, and generating new revenue streams with each, we can enhance our overall competitiveness and protect the sale of our current core products.
Both mobility and AI are sizeable opportunities for Avaya, having the potential to expand Avaya’s Total Addressable Market ("TAM"). We are already generating revenue from AI, and we are embracing a few core principles as we pursue these innovations:

•	Disrupt - the more an innovation invalidates the status quo, the better;

•	Reduce adoption friction - make the innovation straightforward to select and deploy, embrace the multi-vendor marketplace; and

•	Partner intelligently - leverage provocative partner intellectual property and thought leadership to speed market introduction, presenting Avaya as the industry platform.
A Mobile Environment
The increase in mobile technology has created a world more focused on real-time, flexible and always-on communication. We see companies increasingly looking for ways to make corporate applications and customer information and interactions more accessible via mobile devices as the usage of those devices continues to rise worldwide.
To support the Avaya Mobile Experience, Avaya became a licensed mobile network operator in the U.S. This provides Avaya the ability to obtain control of toll-free numbers and treat them as part of the mobile network, bypassing the legacy fixed last mile and reducing cost. We estimate toll-free numbers to represent a $2 billion expense in the U.S. today. There is an opportunity for significant cost reduction for Avaya Mobile Experience customers.
In addition, our customers can now provide mobile omnichannel experiences directly to their mobile callers, for example, responding to a call with a SMS or mobile web page.
Our commercial model is simple: we charge a per-minute rate, and a per-call deflection fee if the customer is redirected to a web page, mobile application or message directly.
We are building an Avaya Mobile Identity service to support mobile applications. An advanced security framework sits underneath the service’s applications identity and authentication capabilities, taking advantage of biometrics, blockchain and the latest cryptography technologies. We believe the security of this solution is a competitive advantage not easy to replicate by our competitors. With this next-generation, cloud-based, user ID and authentication solution, enterprises can encourage their customers to adopt a new method of accessing secure smartphone-based online enterprise services. This service will be accessible anywhere smartphone coverage is available.
Use of AI
Our AI strategy is to build solutions internally and with partners to help organizations transform their customer experiences. We classify AI contact center applications in three categories:
◦Agent assistance and productivity;
◦Conversational self-service; and
◦Smart routing and behavioral pairing.
We have offers available today in each category and a development roadmap for the future. We deploy these solutions to drive value for our contact center customers.
Our agent assistance and productivity solutions, which are based on technology we acquired with Intellisist, Inc. ("Spoken"), offer and deliver a real-time speech transcription platform. Benefits include lower costs and increased productivity by reducing agent workload and driving better customer outcomes with real time guidance based on what is being said on the call.
Conversational self-service is based on Avaya’s Ava technology, which integrates with IBM Watson, Google AI, and messaging platforms, such as Facebook Messenger, Line, and KakaoTalk. Avaya Ava is natively integrated with our multi-channel offers.
Smart routing and behavioral pairing are offered through native integration with our partner, Afiniti, enabling a seamless deployment of enterprise behavioral pairing. This solution helps customers optimize the agent-customer assignment in order to maximize revenue, reduce churn, and deliver other concrete and measurable benefits to large enterprises. We do not believe there is an equivalent to this solution, which leverages years of our expertise and data modeling.
Avaya’s solutions and their features allow us to cover the spectrum of AI contact center application domains. Our platform is open, as evidenced by our AI Connect program. We integrate with IBM Watson, Google, Salesforce, Nuance and others, to complement our technology and support more use cases.
Communications-enabled Business Applications
Teams need to work together from any location, using their favorite business applications, and are increasingly accessing these applications via the cloud. Moving in and out of applications to perform communications functions reduces worker productivity. Avaya helps employees obtain access to real-time information quickly and easily by integrating communications functionality directly into business applications.

Omnichannel Engagement Hubs Replacing Call Centers
Like workforces, end users are also increasingly using mobile devices and expecting service interactions with companies across multiple communications channels and devices. Customer interactions are evolving from voice-centric, point-in-time, contact center transactions to ongoing customer conversations over multiple interactions and across multiple media and modes of communication. Customers expect businesses to know about the history of their interactions, even when they occur across a mix of self-service and agent assisted communications methods, including voice, video, email, chat, mobile, web and social media.
We aim to build on our industry leadership and grow our business by helping customers address these types of trends. We have and continue to invest in open communications platforms and ecosystems that serve a broad range of needs. While we remain committed to protecting and evolving the investments that customers have made in our technology and solutions, we are also responding to the emerging landscape by evolving our market and product approach in three important ways.

1)
We have invested in R&D and new technologies to develop and provide more comprehensive contact center and unified communications products and services, continuing our focus on enterprise customers while expanding the value we can provide to midmarket customers.

2)
We have evolved our product design philosophy, anticipating demand for applications that are cloud- and mobile-enabled. We design our products to be flexible, extensible, secure and reliable. This approach allows our customers to transition from traditional communications and collaboration technology to newer solutions that are more mobile, manageable and cost-effective.

3)	We have increased our focus on delivering integrated solutions including:
Unified Communications: a solution primarily comprised of our real-time collaboration and unified communications products and services (such as audio, web and video conferencing systems, mobile video software, phones and session border controller that increases communications security) and a development environment.
Contact Center: a single, integrated, omnichannel solution which is open, context-driven, fully integrated and fully customizable through our open, easy-to-use development platform.
Services: Avaya is a leading provider of recurring support services relating to business communications products. Our worldwide services-delivery infrastructure and capabilities help customers address critical business communications needs from initial planning and design through implementation, maintenance and day-to-day operation, monitoring and troubleshooting.
Our Business Today
Our solutions address the needs of a diverse range of businesses, including large multinational enterprises, small and medium-sized businesses, and government organizations. Our customers operate in a broad range of industries, including financial services, healthcare, hospitality, education and government, manufacturing, retail, transportation, energy, media, and communications. We employ a flexible go-to-market strategy with direct or indirect presence in approximately 180 countries. As of September 30, 2018, we had more than 4,700 active channel partners and for fiscal 2018 our product revenue from indirect sales through our channel partners represented 71% of our total Products & Solutions segment revenue.

For fiscal 2018, 2017, and 2016, we generated revenue of $2,851 million, $3,272 million, and $3,702 million, of which 44%, 44%, and 47% was generated by products and 56%, 56%, and 53% by services, respectively. Revenue by business area for the periods indicated is presented in the following table:

	Successor	Predecessor	Non-GAAP Combined	Predecessor
	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal year ended September 30,
(In millions)			2018	2017	2016
Products:
Unified Communications	$718	$180	$898	$936	$1,129
Contact Center	271	73	344	361	422
Networking	—	—	—	140	204
	989	253	1,242	1,437	1,755
Services:
Global Support Services	786	244	1,030	1,267	1,345
Enterprise Cloud and Managed Services	245	57	302	296	309
Professional Services	227	50	277	272	293
	1,258	351	1,609	1,835	1,947
	$2,247	$604	$2,851	$3,272	$3,702
The Company is focused on increasing its recurring revenue. We define recurring revenue as revenue from products and services that are delivered pursuant to multi-period contracts including recurring software revenue, maintenance and Enterprise Cloud and Managed Services. Non-recurring revenue consists of hardware, non-recurring software and one-time professional services. Hardware predominantly consists of endpoints and non-recurring software is predominantly comprised of perpetual licenses. One-time professional services include installation services, as well as projected-based deployment, design, and optimization services.
Our Market Opportunity
We believe that the above trends create significant market opportunity for employee, customer, developer and analytics engagement solutions. The limitations of traditional collaboration products and services and capital-intensive buying models present an opportunity for differentiated vendors to gain market share. We believe that the total available market for these solutions includes spending on unified communications and contact center applications, as well as spending on one-time and recurring professional, enterprise cloud and managed services, and support services to implement, maintain and manage these solutions. We intend to expand our business in some of these areas, such as enterprise cloud and managed services, and other growing markets that we serve, including large enterprises with more than 2,000 employees, as well as midmarket enterprises having between 250 and 1,000 agents for CC and between 1,000 and 5,000 employees for UC.
The growth opportunity in these markets comes from the need for enterprises to increase productivity and upgrade their unified communications strategy to a more integrated approach, accounting for mobility, varied devices and multiple communications channels. In response to this need, we expect that aggregate total spending on unified communications, contact center, developer engagement, analytics, support services, enterprise cloud and managed services and professional services will grow.
Furthermore, the midmarket is a growing opportunity for our solutions. We believe the market opportunity for the portion of the midmarket segment which we serve is growing and currently underserved. We have a set of offerings that are specifically designed to address the needs of midmarket businesses and to simplify processes and streamline information exchange within companies. Our set of offerings provides midmarket companies the opportunity to deliver a collaboration experience that integrates voice, video and mobile device communications at price points they deem affordable.
Although we have traditionally sold our products, services and solutions to Chief Information Officers (“CIOs”), our research finds that more and more of the buying decisions are being influenced by Chief Executive Officers (“CEOs”), Chief Marketing Officers (“CMOs”) and Chief Digital Officers (“CDOs”). They are becoming more involved because digital transformation has expanded beyond the data center and IT infrastructure to encompass business operations and customer experiences. CEOs, CMOs and CDOs are recognizing growing customer and employee demand for better interactions across multiple channels, and they see an opportunity to differentiate their companies and lines of business through superior customer experience. We believe that due to the increasing importance of technology as both an internal and external facing presence of the enterprise, as well as the high stakes of data breaches, CEOs are increasingly engaged in the decision-making process. CMOs and CDOs are gaining additional budget authority as they are tasked with managing customer experience and marketing activities using modern communications technology and rich data. We believe that because of this shift in decision-making roles, customer engagement solutions need to provide businesses with better ways to engage with end users securely across multiple platforms and channels, creating better customer experiences and thus higher revenues for the business.
In our experience, decision makers have three critical priorities:

1)
Manage the reliable and secure integration of an increasing number and variety of devices and endpoints: Today, business users not only use desk-based devices, but also laptops, smartphones and tablets. Gartner reports from a September 2018 forecast that these devices are growing at a compound annual growth rate of 2.9% for smartphones (basic and premium), and 2.1% for tablets (traditional) worldwide from 2018 through 2022(1).

To communicate seamlessly and securely across devices, applications and endpoints must be managed as part of an integrated communications infrastructure.

2)
Leverage existing technology infrastructure while positioning for the future: The speed at which new enterprise technology enters the market is challenging companies to rapidly adopt and install new technology. We believe this pressure creates strong demand for systems that do not require enterprise-wide overhauls of existing technology. Instead, it favors incremental, flexible, extensible technologies that are easy to adopt and compatible with existing infrastructures.

3)
Shift to cloud-based applications: Companies today seek technology that helps them lower Total Cost of Ownership ("TCO") and increase deployment speed and application agility, including a variety of public, private and hybrid cloud solutions. They also seek to shift away from a complex, proprietary capital-intensive model to one that is more open and efficient.

Our Competitive Strengths
We believe the following competitive strengths position us to capitalize on the opportunities created by the market trends affecting our industry.
A Leading Position across our Primary Markets
We are a leader in business communications, with leading market share in worldwide contact center and unified messaging, and among the leaders in unified communications and enterprise telephony. We were positioned in the Leaders quadrant in Gartner’s Magic Quadrant for Unified Communications in July 2018, and Magic Quadrant for Contact Center Infrastructure, Worldwide in May 2018(1). Additionally, we believe that we are a leading provider of private cloud and managed services and that our market leadership and incumbent position within our customer base provides us with a better opportunity to cross-sell to existing customers and position ourselves to win over new customers.
Our Open Standards Technology Supports Multi-vendor, Multi-platform Environments
Our open, standards-based technology is designed to accommodate customers with multi-vendor environments seeking to leverage existing investments. Providing enterprises with strong integration capabilities allows them to take advantage of new collaboration and contact center technology as it is introduced. It does not limit customers to a single vendor or add to the backlog of integration work. We also continue to invest in our developer ecosystem, Avaya DevConnect, which has grown to include more than 100,000 members as of September 30, 2018. Avaya DevConnect, together with our Application Programming Interfaces ("API"), which are a set of routines, protocols, and tools for building software applications, and applications development environments, allow our customers to derive unique and additional value from our architecture.
Leading Service Capabilities Provide a Significant Recurring Revenue Stream
Avaya is a leading provider of recurring support services relating to business communications products. Our worldwide services-delivery infrastructure and capabilities help customers address critical business communications needs from initial planning and design through implementation, maintenance and day-to-day operation, monitoring and troubleshooting. We have more than 3,000 trained and certified professional consultants worldwide who can help customers find and implement the right communications solution.

_____________________________________________________________________________________________________
(1) The Gartner Report(s) described herein, (the "Gartner Report(s)") represent(s) research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. ("Gartner"), and are not representations of fact. Each Gartner Report speaks as of its original publication date (and not as of the date of this Annual Report on Form 10-K) and the opinions expressed in the Gartner Report(s) are subject to change without notice.

We believe Avaya Services is well positioned for success due to our close collaboration between our R&D and service planning teams in advance of new products being released. As a pioneer of the omnichannel support experience in enterprise support, Avaya Services gives customers the option to interact with “Ava”, our virtual agent, to get immediate answers online. Customers can also connect with one of our experts via web chat, web talk or web video. Avaya Services can also directly access our R&D teams when necessary to resolve customer issues. Avaya Services includes high levels of automation to on-board and manage a client's communications infrastructure, delivering faster, more effective deployments from proof of concept to production. This includes a robust communications automation platform with full event orchestration leveraging advanced AI functionality. All combined, these capabilities allow Avaya to provide quality service for Avaya products.
Avaya Services offers a broad portfolio of capabilities through our Professional Services organization, including implementation/enablement services, system optimization, innovation services, management partnership and custom applications development.
In addition, Avaya Services delivers private cloud and managed services with a focus on customer performance and growth. These services can range from managing software releases, to operating customer cloud, premise or hybrid-based communication systems, to helping customers migrate to next-generation business communications environments. We believe that our deep understanding of application management supporting unified communications, contact center and video position us best to manage and operate cloud-based communications systems for our customers.
We believe our personnel are the best in the industry because they are trained and supported by the best in the industry. The high level of customer satisfaction ratings we receive for support transactions is a testament to the expertise of our people. These dedicated professionals have passion for satisfying customer needs, driving a proactive and preventive agenda to help customers maintain optimum levels of service.
Our service delivery is most often provided to customers through recurring contracts. Recurring contracts for support services typically have terms that range from one to five years, and contracts for private cloud and managed services typically have terms that range from one to seven years. We believe our services relationships have provided us with a large recurring revenue base and significant visibility into our customers’ future collaboration needs.
Lower Total Cost of Ownership
Many vendors try to address customer demands by layering on more architectures and protocols. In the process, they frequently sacrifice simplicity, flexibility and TCO. In contrast, our products and services address these needs with less hardware and without sacrificing performance, which, when combined with our deployment methods help contribute to a lower TCO for Team and Contact Center solutions.
Our Growth Strategy
We believe we are well-positioned to capitalize on the disruption and opportunity presented by digital transformation to create long-term sustainable value. We are investing significantly in our people and technology, and have established four strategic pillars that will serve as our growth engines:

1)
Innovate in our core business solutions. As a leader in unified communications and the contact center, our extensive experience and expertise are critical factors in customers' decision-making processes. We will continue to invest in enhancing our core solution areas, delivering secure, scalable and reliable solutions that focus on simplifying and integrating the user experience.

2)
Bring emerging technologies to market. By innovating in disruptive areas such as AI and mobility, and building an ecosystem with technology partners like Afiniti and others, we will drive new opportunities for our customers.

3)
Deliver breadth and depth of cloud. Customers need a partner who can help them unlock the benefits of cloud, in a way that works for their specific needs, whether private, public, or hybrid cloud. Avaya is investing and building a cloud ecosystem, and delivering across all fronts with a cloud-first approach that builds on the power, reliability, and security that customers have come to expect from Avaya.

4)
Deliver high-value services. We provide world-class global services that help customers maximize the value of their investments and drive business value. We will expand offerings and capabilities in managed and professional services to meet the changing needs of our customers.

Expand our Cloud Offerings and Capabilities
In our experience, technology and business leaders are increasingly turning to cloud-based technologies and business models that allow enterprises to cut costs, increase productivity, simplify Information Technology ("IT") environments and shift, when possible, to subscription-based models. We are investing in a strategy to expand our cloud and hybrid cloud solutions and to deliver a complete portfolio of technologies across on-premises, private, public and hybrid cloud development models.

Increase Mobility Offerings to Customers
As global workforces change and demand mobile engagement solutions, we intend to meet these demands. For example, the Avaya Aura Platform and Avaya IP Office Platform are designed to support mobility, providing dynamic access to applications and services based on need, not location. We launched the Avaya Mobile Experience, which keeps mobile calls to contact centers in a mobile network end-to-end, allowing for cost reduction, but more importantly allows for new and enhanced end-customer experiences, as the mobile context is now available to the contact center. The Avaya Mobile Experience is now entering its commercial phase, with customer contracts signed and deployments under way.
Invest in Open Standards, Product Differentiation and Innovation
As potential customers look to migrate to our products and services, our open architecture can integrate with incumbent competitor systems and provide a path for gradual transition, while still achieving cost savings and improved functionality.
During fiscal 2018, we enhanced our product line with 117 new product releases. We also expect to continue to make investments in product innovation and R&D across the portfolio to create enhancements and breakthroughs. We believe this approach will encourage customers to upgrade their products more frequently. We also plan to continue embracing cloud computing and mobility opportunities, and to seek new ways to leverage the virtual desktop infrastructure trend to securely deliver business communications to users. Our AI strategy is to build solutions internally and with partners to help organizations transform their customer experiences. We have offers available today and a development roadmap. We are deploying these disruptive solutions to drive value for our contact center customers.
Expand our Services Business
We are working to broaden the options for cloud-based service offerings, expand our consulting services capabilities and to upsell the installed base to our private cloud and managed services offerings. We also strive to provide more options along the spectrum of our existing service offerings. We are constantly developing our tools and infrastructure to improve the service levels we provide. Our custom applications development team also currently has a backlog of customer-funded application development opportunities that we are working to monetize.
Increase our Midmarket Offerings, Capabilities and Market Share
We believe our market opportunity for the portion of the midmarket segment that Avaya serves is growing. We define the midmarket as firms with between 250 and 1,000 agents for CC and between 1,000 and 5,000 employees for UC. Not only do we believe this segment is growing, but we also believe midmarket businesses are underserved and willing to invest in IT enhancements. We intend to continue to invest in our midmarket offerings and go-to-market resources to increase market share and meet the growing demands of this segment.
Increase Sales to Existing Customers and Pursue New Customers
We believe that we have a significant opportunity to increase our sales to our existing customers by offering new solutions from our diverse product portfolio, including cloud and mobility solutions. This ability is supported by our market leadership, global scale and extensive customer interaction, including at the C-suite level, and creates a strong platform from which to drive and shape the evolution of enterprise communications. Our track record with our customers gives us credibility that we believe provides us with a competitive advantage in helping them cope with this evolution. In addition, we believe our refreshed product and services portfolio provides increased potential for acquiring new customers.
Invest in Sales and Distribution Capabilities
Our flexible go-to-market strategy consists of both a direct sales force and indirect sales through our channel partners, allowing us to reach customers across industries and around the globe. We intend to continue investing in our channel partners and sales force to optimize their market focus, enter new vertical segments, and provide our channel partners with training, marketing programs and technical support through our Avaya Edge program. During fiscal 2018, we added three Master Agents to address distribution for small to midmarket customers. Under the Master Agent program, small to midmarket sales agents connect potential customers with Avaya; Avaya handles the rest of the transaction, from contracting, provisioning, managing and billing the unified communications services for the business. The Master Agent program provides a new option that rounds out the available choices for customers, channel partners and sales agents to access Avaya’s industry-leading communications solutions.
We also leverage our sales and distribution channels to accelerate customer adoption and generate an increasing percentage of our revenue from our new high-value software products, video collaboration, midmarket offerings and user experience applications.

Expand Margins and Profitability
We have maintained our focus on profitability levels and implemented several cost-saving initiatives. These initiatives, along with decreases in the amortization of acquired technology intangible assets, have contributed to improvements in our gross margin.
We expect to pursue additional cost-reduction opportunities, which are likely to be more targeted and may include increased automation of our processes, headcount attrition, actions to address unproductive assets, real estate consolidation, sales back-office and frontline skill transformations, and balancing our professional services structure. For example, in July 2017, we sold our Networking business, which had historically underperformed our other two segments in profitability. Having delivered substantial cost-structure reductions over the past several years, we believe the opportunities for additional savings and execution of our growth strategy can result in further margin and profitability expansion.
Our Products and Solutions
Avaya provides a diverse leading-edge portfolio of products and solutions which, when combined with the robust set of offers from our partner ecosystem, create powerful solutions to address our customers' unique needs and challenges. Much of our portfolio has undergone rigorous interoperability and security testing and has been approved for acquisition by the U.S. Government.
Avaya unified communications, contact center, and related solutions help organizations of all sizes improve efficiency, engagement and competitiveness. Our open and flexible solutions seamlessly integrate voice, video and data, so users can communicate and collaborate in real-time in the mode best suited to each interaction, for the best experience, every time.
Unified Communications
We unify the applications, browsers, and devices that businesses use every day, delivering experiences that can transform communications, and the business.
Voice
Voice often remains the center of communications, as a conversation often can be the fastest and clearest way to resolve issues and build relationships. Avaya provides simple access to advanced features, all available via desk phones, the web, or mobile devices.
Enterprises can base their communications and customer contact services on an Avaya foundation. This high-performance solution features five nines reliability (99.999% uptime), is scalable up to 250,000 users and 350,000 devices, and is built to customers’ specific needs. Its virtualized approach allows for flexible deployment models, from operating on-site at the customer location, to running in public clouds like Amazon Web Services, Microsoft Azure, or Google Cloud Platform. Perpetual and flexible licensing models are available, and it can also be delivered as a service from Avaya.
Small to medium businesses can take advantage of the seamless voice, video, and mobility capabilities that large enterprises use, but at a scale that is efficient and affordable for them. Our collaboration and communications solutions are built to simplify processes, streamline communications, and adapt to changing business needs. It offers significant deployment and licensing flexibility, and additional capabilities can be added as needed. It can be deployed on-premises or in the cloud, with licensing models ranging from perpetual to subscription models.
Messaging and Employee Collaboration
Avaya’s premier unified communication solution is an app that provides one-stop access to all communications needs. Its “mobile-first” design provides at-a-glance visibility and one-touch access to everything that a user needs in real time, including a personal calendar and meetings, contacts, instant messages / chat, and voice and video calling. Available across Windows, Mac, Android, iOS devices and WebRTC enabled browsers, a user can support multiple devices from a single extension giving one-number reach on the user’s device of choice. This enterprise-grade solution delivers reliable and secure access from any device, anywhere, including remote access without VPN connectivity.
Avaya’s unified communications capabilities also include an integration option with our cloud-based employee collaboration app. It provides employees with persistent team messaging and chat, file sharing and task assignment, along with one-touch audio and video conferencing. The Essential level, which is a standard package, is available for free with Business and Power packages available for purchase with high-capacity and expanded features.
Conferencing and Meetings
Avaya takes collaboration beyond dedicated video conferencing rooms to the desktops and mobile devices that employees use every day. Our premier solution is a single solution for audio, video, web, and streaming webcasts that simplifies collaboration, delivering the benefits of face-to-face interactions from virtually any device to improve employee engagement and team productivity, and serves customers better and faster.
The integrated conferencing experience takes a true “mobile-first” approach, with one-touch access and full participation capabilities (video, content sharing, whiteboarding) from the user’s desktop or mobile device. Communications capabilities follow the user profile as an employee moves from device to device, all from a single, familiar and intuitive user interface. Users get HD video and voice clarity one-touch access to start a video session, or schedule and join a meeting. SIP-based clients automatically adapt the experience to the phone, tablet or browser in use to ensure an optimal user experience across platforms and device types.
Customers can also choose our cloud-based Meetings Online for easy audio, video, web collaboration, and streaming with connectivity from desktop, mobile, and video room systems. A single cloud platform eliminates the complexity and capital investment associated with deploying and supporting on-premise conferencing. With Avaya’s virtual meeting rooms in the cloud, customers have no up-front costs for equipment, rack space, power, and maintenance, and no technical expertise is required. Customers simply subscribe to the service for a low monthly fee or annual contract and start collaborating from virtually any device with a click from their browser. Our flexible three-tiered pricing model offers customers the ability to tailor the solution to their exact needs. Avaya also offers a unique hybrid model where an Avaya customer with on-premises telephony can seamlessly consume their meetings capabilities from the cloud.
Application Developer Products
Avaya’s Omnichannel Software Platform simplifies embedding robust communications and collaboration capabilities into business applications, such as customer relationship management or enterprise resources planning. This platform allows customers, third parties and Avaya to create customized engagement applications and environments to meet unique needs. Customers and third parties can integrate business applications with unified communications technology and contact center capabilities including voice, SMS and email. Avaya also offers a cloud-based execution and test environment for developing proof-of-concept applications.
Avaya’s Client SDK provides a common, developer-friendly set of tools that enables customers and developers to build innovative user experiences. Any and all functionality Avaya uses in its own clients and applications is available to developers through the SDK. Developers can now mix and match functionality that has previously been siloed.
Avaya has a fully formed CPaaS platform (Communications Platform as a Service) offering voice, text message and call recording services as communications-enabling applications and workflows across the enterprise.
Avaya has an online e-commerce-enabled marketplace for applications and services from Avaya and our growing developer ecosystem. The online store is where an enterprise line of business and IT professionals can browse, register and purchase Avaya and third-party developer applications.
Contact Center
Avaya provides an integrated Contact Center portfolio consisting of assisted service, self-service, performance management and AI solutions that enables customers to increase operational efficiency, empower more engaged workforces to perform more effectively, and improve the quality and value of customer interactions. Enterprise and midmarket customers can select the deployment option that best suits their business needs, whether on-premises, in the cloud or a hybrid of both.
Assisted Service provides the core integrated solutions for serving the needs of the entire customer engagement strategy in context across all devices and channels including mobile, web, voice, video, email, webchat, chatbot, SMS, social, and fax.
Avaya Contact Center solutions empower businesses to deliver managed, measurable, and prompt responses to customer inquiries throughout the customer journey. Organizations can improve customer experiences, accelerate interactions, build brand loyalty, and improve agent efficiency.
Avaya Workspaces combines information from multiple sources - customer profiles, buying history, and interaction journeys - and makes them instantly available in a single, consolidated desktop, improving agent productivity and allowing supervisors to allocate resources to higher-value interactions.
Self-Service solutions enable agents to focus their efforts on higher priority tasks by automating inbound and outbound speech, video, email and chat applications.
With Avaya Self-Service solutions, contact centers can increase efficiency, lower reliance on more expensive agent-based service, and empower customers by giving them access to service when they want it, via their preferred touch point.

Common uses for contact centers include automating simple, repetitive tasks, such as account status, providing proactive notifications for appointments, past due notices, service outages, and connecting with customers through seamless two-way interaction via email/SMS.
Performance Management improves customer experience, operational performance and industry compliance. Through interaction recording, quality evaluations, customer feedback, automated scheduling, and real-time and historical reports, contact centers can identify areas of excellence and improvement.
Avaya Workforce Optimization solution suite unifies contact recording, quality monitoring, eLearning, coaching, performance scorecards, workforce management, voice analytics, desktop and process analytics, and customer feedback within a single user interface, and centralizes administration and reporting for ease of use. Organizations can securely capture, analyze and store customer interactions that can be used to help comply with regulatory mandates such as Payment Card Industry Data Security Standard ("PCI DSS"), General Data Protection Regulation ("GDPR") and Markets in Financial Instruments Directive ("MiFID") II.
By monitoring interactions from start to finish, supervisors can evaluate agent performance-across customer discussions, data entry, screen navigation, and data retrieval-to uncover performance shortfalls, obtain insight into customer expectations, and to take steps to proactively address customer requirements quickly and effectively. Organizations can also improve agent performance with automated coaching, eLearning, and scoreboard assessments to transfer knowledge and best practices.
Workforce Optimization also enables more efficient resource management by enabling supervisors to analyze historical data to forecast future transaction volume and handle times, and automatically produce schedules to deploy the right agents with the appropriate skills at the right time.
Avaya Analytics helps enterprises analyze customer trends, develop benchmarks, and focus service improvements leveraging real-time and historical reporting. Enterprises can take advantage of big data across their entire organization to gain actionable insights into the customer journey and team analytics.
Avaya AI solutions enable contact centers to create smarter interactions and represent a quantum leap forward, advancing the customer experience and agent performance. Organizations can improve the customer journey through intelligent pairing, self-service, chatbots, virtual assistants, and machine learning.
Avaya AI solutions can help organizations create more personalized customer experiences, garner deeper customer insights, drive customer loyalty, improve agent management and satisfaction, lower their TCO, and increase growth, profitability and revenues.
By intelligently pairing callers to agents, organizations can identify subtle, yet valuable, patterns of human interactions and behavior that can help transform their contact center into a revenue center. Avaya AI solutions can provide social media and messaging integration with automation of digital interactions leveraging chatbot and Natural Language Processing ("NLP"). Organizations can engage with customers across social media, chat, and messaging channels to provide immediate self-service, as well as deliver them to agent-based customer care with full context of the upfront automated experience.
To enhance the mobile caller experience, reduce fraud and phishing, and lower costs, Avaya and non-Avaya contact centers can use Avaya Mobile Experience. Unique in the marketplace, this patented, cloud-based, toll-free and Direct Inward Dial ("DID") service identifies mobile devices and gathers verifiable caller information that can be used to reduce call-handling times and offer tailored mobile caller experiences, such as the ability to switch from a voice to a digital interaction.
Devices
Avaya Devices: Avaya Vantage is a dedicated desktop communications device that integrates voice, video, chat and collaboration apps. The all-glass device has no mechanical buttons, offers superior audio quality and an optional corded or cordless handset. Avaya Vantage is a convenient and cost-effective platform to provide vertical and use-case specific client interfaces developed with the Avaya client SDK.
Avaya Phones: Avaya’s range of phones and portable technologies include internet protocol (“IP”) and digital desk phones, digital enhanced cordless telecommunications handsets, wireless phones and conference room phones. Avaya phones offer capabilities such as touch screen and applications, integration to corporate calendar, directory and presence, enhanced audio quality for a “you-are-there” experience, customization and soft keys, and multiple lines appearances.
Avaya Video Conferencing Endpoints: Dedicated hardware video conferencing endpoints ranging from immersive multi-stream telepresence and conference room systems to dedicated desktop systems.

Avaya Services
The Company’s Services portfolio consults, enables, supports, manages, optimizes and even outsources enterprise communications products (applications and networks) to help customers achieve better business outcomes. Avaya’s portfolio of services enables customers to mitigate risk, reduce TCO and optimize communication products. Services is supported by patented design and management tools, and by network operations and technical support centers around the world.
The Company’s Services portfolio is divided into Professional Services, Global Support Services, and Enterprise Cloud and Managed Services.
Professional Services
Avaya Professional Services enables our clients to work with some of the best Unified Communications and Contact Center technical talent in the industry to architect, design, implement and develop innovative communications solutions.
Our strategic and technical consulting, as well as our deployment and customization services, help customers accelerate business performance and deliver an improved customer experience. Whether deploying new products or optimizing existing capabilities, we leverage specialists globally across three core areas:

1)
Enablement Services: Provide access to expertise and resources for planning, defining and deploying Avaya products to maximize technology potential, simplify business processes, improve security and minimize risk. Avaya integrates and tests equipment, trains employees and deploys a plan to help ensure success.

2)
Optimization Services: Help drive increased value and improved business results by leveraging customers’ existing technology. Avaya advanced solution architects analyze a communications environment in the context of customer business priorities, recommend enhancements and implement proven best practices.

3)
Innovation Services: Help identify improved methods for using communications and collaboration to increase business productivity, employee efficiency and customer service levels. Our consultative approach, deep industry experience and custom application services-from business planning through to execution and product integration-create alignment with a customer’s specific business objectives.

In fiscal 2018, we began to focus on several key areas that are central to our going forward strategy:

1)
Customer Journey Transformation: We are engaging with our key clients in a highly consultative way to help them better leverage their communications investment. This model has led to an increase in large, complex projects for our top enterprise clients. Our extensive knowledge of our customers' journeys, leveraging reference architectures is a cornerstone of Avaya’s growth strategy going forward.

2)
Agile Development Business: The increase in large projects has also led to increases in our agile development business. We help clients develop customized, leading-edge applications that fully integrate into their environment to solve key business problems and take advantage of opportunities.

3)
Professional Services: We have a fully integrated, global professional services team that has grown to more than 1,200 professionals today. This team provides the same high level of technical talent and tool support in all regions of the world. We are in the process of implementing a new professional services automation tool that is expected to enable us to be more efficient in operating and managing as a seamless global business.

Our strategy going forward is to continue to invest in the professional services team in terms of training in the latest technologies, hiring the best technical talent in the industry, and continuing to work closely with our clients early in their transformation cycles to ensure Avaya is a key piece of their strategies and plans.
Global Support Services
Global Support Services provides maintenance support across the Avaya portfolio and an ecosystem of third-party integrated solutions. We believe Avaya has the largest UC and CC client base in the world and possesses the largest set of UC and CC technical talent of any vendor, leveraging world class automation to support our clients.
The portfolio includes:

•
A comprehensive suite of support options both directly and through partners to proactively resolve issues and improve uptime. Global Support Services offers capabilities that include 24/7 remote support, proactive remote monitoring, sophisticated diagnostic tools, parts replacement and on-site response.

•
Our Avaya Support website quickly connects customers to advanced Avaya technicians via live chat, voice or video. The website also provides access to “Ava,” an interactive virtual chat agent based on Avaya Automated Chat that quickly searches our knowledge base and a wide range of “how-to” videos to answer customer support questions. Ava learns with each customer interaction and can make the decision to transition the chat to an Avaya technician, often without the customer realizing the change is taking place.
Avaya offers market-leading support, management and optimization of enterprise communications networks. We do this through patented design and management tools, and network operations and technical support centers around the world. The contracts for these services range from one to multiple years, with three-year terms being the most common. Custom or complex services contracts are typically five years in length.
All new support solutions are published to the web by our engineers, generally within 30 minutes of finding a resolution, adding value for customers by providing known solutions for potential issues rapidly. Most of our customers also benefit from Avaya EXPERT Systems, which provides real-time monitoring of diagnostic and system status. This solution proactively identifies potential issues to improve reliability, uptime and faster issue resolution.
Avaya can also manage existing infrastructure from nearly any communications vendor. Many customers leverage this model to manage existing complex environments. Customers are also provided with the option of upgrading to the latest technology through a recurring operational expense, rather than a one-time capital expenditure.
We have and will continue to make investments to improve our client support. Examples of this over the past year include:

•	Enhanced automation to enable our clients to get to the right technical expert in a quicker and more effective way, improving overall customer satisfaction.

•
Implemented a new Support Services Customer Success team, which we believe has helped enable us to understand our clients' UC and CC strategies, issues, and opportunities. We expect this investment to help our clients further view us as a trusted consultative provider that will result in increased adoption, accelerated momentum and transition to our full-service stack, including the cloud.

•	Real-time automated evaluation of global clients' solution performance across 30 criteria enabling proactive deep-dives with clients.
Enterprise Cloud and Managed Services
Enterprise Cloud and Managed Services provides a set of managed and private cloud services for enterprise clients, where Avaya runs the production operations of a client’s communications environment, either on their premise (managed services) or hosted on our data centers (private cloud). Avaya is one of the largest communications private cloud providers in the world, having been a leader in this area for the past eight years. Our offering has been based on a fully managed, dedicated set of hardware and software in our data centers or within a client’s data center. Our go-forward strategy is focused on developing a new, innovative, next-generation global virtualized private cloud offering.
Our enterprise clients want Avaya to help lead them into next-generation cloud solutions at their specific pace and scope. They require a high level of architecture support to design a private cloud solution that effectively integrates with their key applications, offering them the ability to do Proof of Concepts ("POCs") and trials of cloud delivery models in a low-risk and effective fashion with seamless transitions to full production environments, and using financial models that reduce their TCO. In effect, customers want a near public cloud price model, with the ability to flexibly customize and integrate in a private cloud model.
Our strategy is to build a global virtualized private cloud service based on a set of “Ready Now” reference architectures, along with several custom elements Avaya has standardized in a “mass custom” model. The key elements of the new offer will include the following:

1)
A standard set of “Ready Now” reference architectures that enable quick and effective POC’s and trials, prior to implementing production environments for clients. The cloud platform will be based on Avaya’s industry-leading UC and CC technology that will meet the majority of enterprise client requirements, with the ability to customize.

2)
A new set of automation platforms to effectively build and deploy solutions for clients that will enable Avaya to replicate a client’s sophisticated premise-based implementations to our cloud solution in an unprecedented level of speed, accuracy, and effectiveness.

3)
A new Enterprise Communications Cloud Architect team, consisting of some of the best enterprise communications cloud technical talent in the industry, works with clients in the architecture, design, operations and implementation of their secure virtualized private cloud environment. In addition, the Avaya team will stay with the client as their top technical advisor as they move to full production in their new private cloud environment, helping them fully realize the benefit of the solution and driving adoption, growth and retention.

4)
A set of managed services offers to effectively operate the private cloud environment at a high level of availability, performance and Quality of Service ("QOS") Service Level Agreements ("SLAs"). These offerings will include full multi-vendor support of their current communications technology environment as they begin their migration to cloud.

5)	A global network of data centers running the same virtualized private cloud architectures, all run with the same industry-leading set of automation, workflow and team.
The Avaya customer set provides an excellent opportunity for growth. We have relationships and knowledge to become our existing customers communications cloud provider. Our partners' accounts are also an excellent opportunity for growth, with Avaya providing the cloud capability and the partner developing the opportunity to increase recurring revenue with their client set.
Avaya Cloud
The Avaya Cloud provides cloud solutions that deliver flexible features, functions, and value to improve productivity, and grow businesses. The Avaya Cloud can be delivered through Avaya Public Cloud solutions, with Avaya Enterprise Cloud and Managed Services, or Avaya Hybrid Cloud solutions.
Avaya Hybrid Cloud solutions provide a migration path between premise-based and cloud-delivered services. Customers can maximize their on-premise investment, while taking advantage of what the cloud can deliver.
With Avaya Enterprise Cloud and Managed Services, Avaya helps install, operate and manage customer cloud solutions based on service agreements that the customer designs. Avaya can provision the equipment stack and host it on-premise. The Avaya Cloud encompasses our Products & Solutions and Services. Private cloud and managed services can be procured in standard packages or in fully custom arrangements that include on-premises or private cloud options, Service Level Agreements, billing and reporting.
Avaya Public Cloud solutions are delivered in a cloud-based model ensuring customers have the latest software that helps control costs with self-service tools and reduced operational costs. Our cloud solutions provide customers piece of mind knowing they are always up-to-date, secure, and compliant. Our CCaaS and our UCaaS solutions help teams to connect, call, meet and collaborate with others using both Avaya and third-party platforms devices or systems from most locations.
Cloud Enablement Products
On March 9, 2018, the Company acquired Spoken, a United States-based private technology company, which provides cloud-native, multi-tenant architecture-based CCaaS solutions and customer experience management and automation applications. Since the acquisition we have met many important milestones including completing the migration from our own data centers to Amazon Web Services, which positions Avaya for international expansion. We delivered our omnichannel cloud version of chat/email, which works within the architecture that Spoken had developed and which is in production live with customer traffic. We have developed roadmaps for additional functionality that will expand our cloud capabilities. Alorica, one of the largest Business Process Outsourcers ("BPOs") in the world, will transition all of its global contact center operations to the Avaya Cloud. Alorica will implement a complete Avaya contact center cloud solution to support 100,000 named agents or more than 30,000 concurrent agents, hundreds of client companies, and millions of their end customers around the world.
UCaaS, CCaaS, CPaaS, and Converged Platform: The UCaaS, CCaaS, and CPaaS services are cloud delivered services that use multi-tenant control technology and containerized communications platforms to extend Avaya’s industry leading contact center, unified communications and disruptive products to the cloud, allowing Avaya-hosted and third parties to make them available as a service. Converged Platform offers our customers a fully enabled turnkey solution with complete Avaya hardware and software for those seeking a rapid solution deployment or who prefer a fully configured and engineered solution from Avaya.
Avaya Powered by IP Office is a partner-hosted cloud solution that offers the complete capabilities of Avaya IP Office, Avaya IP Office Contact Center and Avaya Contact Center Select software. Hosted in the partner’s datacenter, it leverages Avaya’s unique hybrid cloud solutions for seamless integration and migration between a customer’s premises-based solution and cloud-delivered services.
Avaya Conferencing Meetings Online is a cloud service, sold by our partners but hosted by Avaya where customers can purchase virtual HD video meeting rooms in the cloud for a monthly fee or through an annual contract. Users can connect with Windows, MacOS, iOS and Android devices and through WebRTC enabled browsers, along with video conferencing room systems.

Alliances and Partnerships
Avaya has formed commercial and partnering arrangements through global alliances to expand the availability of our products and services and enhance the value derived by customers. Global alliances are strategically oriented commercial relationships with key partners. We have three primary types of global alliances: Global Service Provider alliances, Global Systems Integrator alliances and Ecosystem alliances.

1)
Global Service Provider alliances are partnering arrangements with leading telecommunications service providers, such as AT&T, for enterprise communications and collaboration. We pursue sell-to and sell-through opportunities for Avaya products and services. These alliances are integral in selling and implementing our cloud-based services. We also see them as a principal route to market for our UCaaS and CCaaS solutions.

2)	Global Systems Integrator alliances are identical in nature to our Global Service Provider alliances, except that these are forged with systems integrator partners, such as IBM.

3)
Ecosystem alliances are partnering arrangements by Avaya with IT and telecommunications industry leaders, such as ConvergeOne, to bring to our joint customers solutions that leverage our combined range of products and services.

Our channel partners serve our customers worldwide through Avaya Edge, our business partner program. Through certifications, the Avaya Edge program positions reseller partners to sell, implement and maintain our communications systems, applications and services. Avaya Edge offers clearly defined partner categories with financial, technical, sales and marketing benefits that grow with levels of certification. We support partners in the program by providing a portfolio of industry-leading products in addition to sales, marketing and technical support. Although the terms of individual channel partner agreements may deviate from our standard program terms, our standard program agreements for resellers generally provide for a term of one year, with automatic renewal for successive one-year terms. Agreements may generally be terminated by either party for convenience upon 30-days' prior notice, and our standard program agreements for distributors may generally be terminated by either party for convenience upon 90 days prior notice. Certain of our contractual agreements with our largest distributors and resellers, however, permit termination of the relationship by either party for convenience upon prior notice of 180 days. Our partner agreements generally provide for responsibilities, conduct, order and delivery, pricing and payment, and include customary indemnification, warranty and other similar provisions. The Company's largest distributor is also its largest customer and represented 12% of the Company's total consolidated revenue for fiscal 2018. See Item 1A, "Risk Factors-Risks Related to Our Business-Our Operations, Markets and Competition-Our strategy depends in part on our reliance on our indirect sales channel” for additional information on the Company's reliance on its indirect sales channel.
Development Partnerships
The Avaya DevConnect program is designed to promote the development, compliance-testing and co-marketing of innovative third-party products that are compatible with Avaya’s standards-based products. Member organizations have expertise in a broad range of technologies, including IP telephony, contact center and unified communications applications.
As of September 30, 2018, approximately 30,000 companies have registered with the program, including more than 350 companies operating at higher program levels, eligible for technical support and to submit their products or services for compatibility testing by the Avaya Solution Interoperability and Test Lab, or Avaya Test Lab. Avaya Test Lab engineers work in concert with each submitting member company to develop comprehensive test plans for each application to validate the product integrations.
Customers
We employ a flexible, go-to-market strategy to support a diverse customer base, ranging in size from small businesses employing a few employees to large government agencies and multinational companies with more than 100,000 employees. As of September 30, 2018, we had a direct or indirect presence in approximately 180 countries worldwide and during the past three fiscal years we served more than 90% of the Fortune 100. Our customers operate in a broad range of industries, including financial services, manufacturing, retail, transportation, energy, media and communications, hospitality, health care, education and government. They represent leading companies from the Forbes Global 2000 from industries such as airlines, auto and truck manufacturers, hotels and motels, major banks and investment services firms.
Sales and Distribution
Our global go-to-market strategy is designed to focus and strengthen our reach and impact on large multinational enterprises, midmarket and regional enterprises and small businesses. Our go-to-market strategy is intended to serve our customers the way they prefer to work with us, either directly with Avaya or indirectly through our sales channel, which includes our global network of channel alliance partners, distributors, dealers, value-added resellers, telecommunications service providers and system integrators. Our sales organizations are equipped with a broad product and software portfolio, complemented with services offerings including product support, integration and professional, private cloud and managed services.

We continue to focus on efficient deployment of Avaya sales resources, both directly and indirectly through our channel partners, for maximum market penetration and global growth. Our investment in our sales organization includes sales process, skills and solutions curricula for all roles within our sales organization.
Manufacturing and Suppliers
We have outsourced substantially all of our manufacturing operations to several contract manufacturers. Our contract manufacturers produce the vast majority of our products in facilities located in southern China, with other products manufactured in facilities located in Israel, Mexico, Taiwan, Germany, Ireland and the U.S. All manufacturing of our products is performed in accordance with detailed specifications and product designs, furnished or approved by Avaya, and is subject to rigorous quality control standards. We periodically review our product manufacturing operations and consider changes we believe may be necessary or appropriate. We also purchase certain hardware components and license certain software components from third-party Original Equipment manufacturers ("OEMs"), which we then resell separately or as part of our products under the Avaya brand.
In some cases, certain components are available only from a single source or from a limited number of suppliers. Delays or shortages associated with these components could cause significant disruption to our operations, although we have not yet had any such event have a material impact on us. We have also outsourced substantially all our warehousing and distribution logistics operations to several providers of such services on a global basis, and any delays or material changes in such services could cause significant disruption to our operations, although many alternative suppliers are active in the market today. For more information on risks related to products, components and logistics, see Item 1A, "Risk Factors-Risks Related to Our Business-Our Operations, Markets and Competition-We rely on third-party contract manufacturers, component suppliers and partners (some of which are sole source and limited source suppliers) and warehousing and distribution logistics providers. If these relationships are disrupted and we are unable to obtain substitute manufacturers, suppliers or partners, on favorable terms or at all, our business, operating results and financial condition may be harmed.”
Competition
Although we believe we are differentiated from any single competitor, the following represent the Company's primary competitors in various lines of our business:

•	Enterprise UC: Cisco, Microsoft, NEC Corporation, Unify GmbH & Co. Kg, Alcatel-Lucent Enterprise and Huawei.

•	Midmarket UC: Mitel and ShoreTel (acquired by Mitel), Cisco, Microsoft, and NEC.

•	Cloud Products and Services: Cisco, Broadsoft (now a division of Cisco), Fuze, Twilio, Microsoft, 8x8, RingCentral, Mitel and ShoreTel (acquired by Mitel).

•	Video Products and Solutions: Cisco, Polycom (now a division of Plantronics), Huawei, Zoom, ZTE, BlueJeans, and LifeSize (now a division of Logitech International S.A.).

•	Enterprise Contact Center Products and Services: Genesys Telecommunications Laboratories (Genesys), Cisco, Huawei, Enghouse Interactive, Mitel and NICE.

•	Midmarket Contact Center Products and Services: Amazon, Cisco, Genesys, Five9, NICE and Vonage.
We also face competition in certain geographies with companies that have a particular strength and focus in these regions, such as Huawei and ZTE in China, Intelbras in Latin America and Matsushita Electric in Asia.
While we believe our global, in-house end-to-end services organization as well as our indirect channel provide us with a competitive advantage, we face competition from companies offering products and services directly or indirectly through their channel partners, as well as resellers, consulting and systems integration firms and network service providers.
For more information on risks related to our competition, see Item 1A, "Risk Factors-Risks Related to Our Business-Our Operations, Markets and Competition-We face formidable competition from providers of unified communications and contact center solutions and services, including cloud-based solutions, and this competition may negatively impact our business and limit our growth.”
Employees
As of September 30, 2018, we had approximately 8,100 employees, of whom approximately 2,800 were located in the U.S. and approximately 5,300 were located outside the U.S. Approximately 7,700 were non-represented employees and approximately 400 were represented employees covered by collective bargaining agreements. Of the approximately 400 full-time employees covered by collective bargaining agreements, approximately 378 were in the U.S. and the rest were located outside the U.S. We’ve attracted new talent and strengthened our management team. We’ve assembled a new senior management team who are action-oriented, have a disruptive mindset and the willingness to move the business forward to achieve our objectives.

Environmental, Health and Safety Matters
We are subject to a wide range of governmental requirements relating to safety, health and environmental protection, including:

•	certain provisions of environmental laws governing the cleanup of soil and groundwater contamination;

•
various local, federal and international laws and regulations regarding the material content and electrical design of our products that require us to be financially responsible for the collection, treatment, recycling and disposal of those products; and

•	various employee safety and health regulations that are imposed in various countries within which we operate.
We are currently involved in a few remediations at currently or formerly owned or leased sites, which we do not believe will have a material impact on our business or results of operations. See Item 1A, "Risk Factors-Risks Related to Our Business-Global Operations and Regulations-We may be adversely affected by environmental, health and safety laws, regulations, costs and other liabilities” for a discussion of the potential impact such governmental requirements and climate change risks may have on our business.
Corporate Responsibility and Culture at Avaya
Avaya’s Corporate Responsibility Program incorporates four key elements: Environment, Community, Marketplace and Workplace. For the Environment element, Avaya looks to implement environmental stewardship practices at our global locations. The element of Community represents Avaya working to positively impact society and supporting the communities where we are located. The Marketplace element includes engaging in fair and ethical business dealings with our customers, our partners and our supply chain. The Workplace element focuses on developing a desirable place to work for our employees across the globe.
We introduced five cultural principles during fiscal 2018, which will define how Avaya operates - teamwork, accountability, trust, empowerment and simplicity. We believe these principals lay the groundwork for a winning company.
Cybersecurity
Avaya has a vigorous, risk-based cybersecurity program, dedicated to protecting our data as well as data belonging to our customers and partners. We utilize a defensive in-depth strategy, with multiple layers of security controls to protect our data and solutions. Organizationally, we have a Product Security Counsel, cross-functional Cyber Incident Response teams, Security Operations Centers, and strong governance to ensure compliance with our security policies and protocols. These teams are comprised of experts across our enterprise, as well as outside experts, to ensure that we are monitoring the effectiveness of our cybersecurity governance and vulnerability management programs.
For more information on risks related to data security, see Item 1A, "Risk Factors-Risks Related to Our Business-Our Operations, Markets and Competition-A breach of the security of our information systems, products or services or of the information systems of our third-party providers could adversely affect our business, operating results and financial condition.”
Corporate Information
Our principal executive offices are located at 4655 Great America Parkway, Santa Clara, CA 95054. Our telephone number is (908) 953-6000. Our website address is www.avaya.com. Information contained in, and that can be accessed through, our website is not incorporated into and does not form a part of this Annual Report on Form 10-K.
Avaya Holdings is a holding company with no stand-alone operations and has no material assets other than its ownership interest in Avaya Inc. and its subsidiaries. All of the Company’s operations are conducted through its various subsidiaries, which are organized and operated according to the laws of their jurisdiction of incorporation or formation, as applicable, and consolidated by the Company.

Item 1A.	Risk Factors
Risks Related to Our Business
Our Operations, Markets and Competition
If we do not successfully execute our strategic operating plan, or if our strategic operating plan is flawed, our business, operating results and financial condition could be materially and adversely affected.
Each year, we develop our strategic operating plan that serves as a road map for implementing our business strategy and the basis for the allocation of resources, investment decisions, product life cycles, process improvements and strategic alliances and acquisitions. In developing the strategic plan, we make certain assumptions including, but not limited to, those related to the market environment, customer demand, evolving technologies, competition, market consolidation, the global economy and our overall strategic priorities for the upcoming fiscal year. We sell business communications solutions and services in markets where the technology available and the utilized go-to-market models are rapidly changing. Actual economic, market and other conditions may be different from our assumptions and we may not be able to successfully execute our strategic operating plan. If we do not successfully execute our strategic operating plan, or if actual results vary significantly from our assumptions, our business, operating results and financial condition could be adversely impacted. Potential adverse impacts include, but are not limited to, investments made in research and development that do not develop into commercially successful products, operating inefficiencies, unsuccessful strategic alliances or acquisitions or lower revenues due to our sales focus being misaligned with customer demand or an inability to compete effectively against competitors.
The market opportunity for business communications solutions and services may not develop in the ways that we anticipate, and we may not succeed in developing new, innovative solutions and services, which could harm our business, operating results and financial condition.
The demand for our solutions and services can change quickly and in ways that we may not anticipate because the market in which we operate is characterized by rapid, and sometimes disruptive, technological developments, evolving industry standards, frequent new product introductions and enhancements, changes in customer requirements and a limited ability to accurately forecast future customer orders. Our operating results may be adversely affected if the market opportunity for our solutions and services does not develop in the ways that we anticipate or if other technologies become more accepted or standard in our industry or disrupt our technology platforms.
We face formidable competition from providers of unified communications and contact center solutions and services, including cloud-based solutions, and this competition may negatively impact our business and limit our growth.
The markets for our solutions and services are characterized by rapid changes in customer demands, ongoing technological changes, evolving industry standards, new product introductions, and evolving methods of building and operating networks. Both traditional and new competitors are investing heavily in this market and competing for customers. As these markets evolve, we expect competition to intensify and to expand to include companies that do not currently compete against us.
Because we offer customizable solutions for contact centers and unified communications which are cloud-based, on-premise or hybrid solutions, we face a wide range of competitors. Some of our competitors include:

•	Enterprise UC: Cisco, Microsoft, NEC Corporation, Unify GmbH & Co. Kg, Alcatel-Lucent Enterprise and Huawei.

•	Midmarket UC: Mitel and ShoreTel (acquired by Mitel), Cisco, Microsoft, and NEC.

•	Cloud Products and Services: Cisco, Broadsoft (now a division of Cisco), Fuze, Twilio, Microsoft, 8x8, RingCentral, Mitel and ShoreTel (acquired by Mitel).

•	Video Products and Solutions: Cisco, Polycom (now a division of Plantronics), Huawei, Zoom, ZTE, BlueJeans, and LifeSize (now a division of Logitech International S.A.).

•	Enterprise Contact Center Products and Services: Genesys Telecommunications Laboratories (Genesys), Cisco, Huawei, Enghouse Interactive, Mitel and NICE.

•	Midmarket Contact Center Products and Services: Amazon, Cisco, Genesys, Five9, NICE and Vonage.
We also face competition in certain geographies with companies that have a particular strength and focus in these regions, such as Huawei and ZTE in China, Intelbras in Latin America and Matsushita Electric in Asia.
Several of our existing competitors have, and many of our future competitors may have, greater financial, personnel, technical, R&D and other resources, more well-established brands or reputations and broader customer bases than we do and, as a result, these competitors may be in a stronger position to respond quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in customer requirements. On the other hand, smaller competitors may be able to respond to technological evolution and changes in customer demand with more speed and agility than we can. In addition, some competitors may have customer bases that are more geographically balanced than ours and, therefore, may be less affected by an economic downturn in a particular region. Other companies may have relationships with channel partners, distributors, resellers, consulting and systems integration firms and/or network service providers which pose a competitive threat to us. Moreover, other competitors may have deeper expertise in a particular stand-alone technology that develops more quickly than we anticipate. Competitors with greater resources also may be able to offer lower prices, additional products or services or other incentives that we cannot match or do not offer.
In addition, because the business communications market continues to evolve and technology continues to develop rapidly, we may face competition in the future from companies that do not currently compete against us, but whose current business activities may bring them into competition with us in the future. In particular, this may be the case as business, information technology and communications applications deployed on converged networks become more integrated to support business communications. We may face increased competition from current leaders in IT infrastructure, consumer products, personal and business applications and the software that connects the network infrastructure to those applications. With respect to services, we may also face competition from companies that seek to sell remotely hosted services or software as a service directly to end customers. Competition from these potential market entrants may take many forms, including offering products and applications similar to those we offer. In addition, certain of these technologies continue to move from a proprietary environment to an open standards-based environment.
We cannot predict which competitors may enter our markets, what forms such competition may take or whether we will be able to respond effectively to new competitors or to the rapid evolution in technology and product development that has characterized our businesses. In addition, in order to effectively compete with any new market entrant, we may need to make additional investments in our business, use more capital resources than our business currently requires or reduce prices, any of which may materially and adversely affect particular parts of our business, or our business as a whole.
Industry consolidation may lead to stronger competition and may harm our business, operating results and financial condition.
There has been a trend toward industry consolidation in the markets in which we compete. For instance, companies which provide unified communications are purchasing contact center providers, such as Vonage’s agreement to acquire NewVoiceMedia. We expect this trend to continue as companies attempt to strengthen or hold their positions in an evolving market and as companies are acquired or sell businesses because they are unable to continue all or a portion of their operations. Companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. Furthermore, rapid consolidation, particularly in the service provider market, will lead to fewer customers, with the effect that loss of a major customer could have a material impact on our business.
We also believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in our operating results and could have a material adverse effect on our business, operating results and financial condition.
Our growth strategy depends on our ability to continue to expand our cloud-based solutions and services offerings and grow our share of the cloud communications market for such offerings through customer acceptance.
An important element of our growth strategy is our ability to significantly increase revenues generated from sales of our cloud-based communications solutions and related services.  To increase our revenue, we must continue to expand and develop new cloud-based solutions and services offerings as the market rapidly develops and changes.  Our cloud enabled unified communications and contact center solutions and services must offer relevant features and provide high-quality services consistently at competitive prices to attract new customers and migrate existing customers to subscribe to such solutions and services.
The cloud communications industry is competitive and rapidly evolving, and we expect competition to increase. The functionality, relevance and customer acceptance of our cloud-based solutions and services will depend, in part, on our ability to integrate these with third-party applications and platforms, including enterprise collaboration, enterprise resource planning, customer relations management, human capital management and other proprietary application suites.
As is typical of a new and rapidly evolving industry, the demand for, and market acceptance of, new solutions is uncertain. If we successfully expand and develop our cloud-based solutions and services, our business will remain dependent on customer decisions to migrate their legacy communications infrastructures to cloud solutions based on newer technology. While these investment decisions are often driven by macroeconomic factors, customers may also delay the purchase of newer technology due to a range of other factors, including prioritization of other IT projects, delays or failures to meet customers' certifications requirements and the weighing of the costs and benefits of deploying new infrastructures and devices. In addition, customers’ concerns regarding the architecture, management and integration of such new technology, possible cyber breaches and other security considerations could also negatively affect market acceptance of new solutions. If the market for cloud-based communications fails to develop, develops more slowly than we anticipate, or develops in a manner different than we expect, or if we are not able to successfully develop and expand our cloud-based solutions and services offerings, our cloud-based solutions and services could fail to achieve market acceptance, which in turn could impact our growth strategy and materially and adversely affect our business, operating results and financial condition.
Our solutions and services may fail to keep pace with rapidly changing technology, evolving industry standards and customer preferences.
Both traditional and new competitors are investing heavily in our markets and competing for customers. As next-generation business communications technology continues to evolve, including, without limitation, cloud-based communications solutions, we must keep pace in order to maintain or expand our market leading position. We are increasingly focused on new, high value software solutions to drive revenue. If we are not able to successfully develop and bring these new solutions to market in a timely manner, achieve market acceptance of our solutions and services or identify new market opportunities for our solutions and services, our business, operating results and financial condition may be materially and adversely affected.
In addition, our solutions need to keep pace with new smart devices and the release of new operating systems so that our customers may continue to use and manage our cloud-based solutions on smart devices. The creation, support and maintenance of our mobile applications may require significant resources and requires us to maintain good relations with the application developers and users. If we are unable to support the mobile platforms which our customers use or maintain good working relationships with these developers and users, our growth, business and operating results may be harmed.
Our strategy depends in part on our reliance on our indirect sales channel.
An important element of our go-to-market strategy to expand sales coverage, penetrate new markets and increase market absorption of new solutions is the use of our global network of alliance partners, distributors, dealers, value-added resellers, telecommunications service providers and system integrators, who are collectively referred to as our "channel partners". Our financial results could be adversely affected if our relationships with these channel partners were to deteriorate, if our support pricing or other services strategies conflict with those of our channel partners, if any of our competitors were to enter into strategic relationships with or acquire any of our channel partners, if some or all of our channel partners do not become enabled to sell new solutions and services or if the financial condition of some or all of our channel partners were to weaken. In addition, we may expend time, money and other resources on developing and maintaining channel relationships that are ultimately unsuccessful. Furthermore, despite the benefits of a robust indirect channel, our channel partners have direct contact with our customers, which may foster independent relationships between them and may lead to a loss of certain services agreements for us.
There can be no assurance that we will be successful in maintaining, expanding or developing relationships with channel partners. If we are not successful, we may lose sales opportunities, customers or market share. Although the terms of individual channel partner agreements may deviate from our standard program terms, our standard program agreements for resellers generally provide for a term of one year with automatic renewals for successive one-year terms and generally may be terminated by either party for convenience upon 30 days' notice. Our standard program agreements for distributors generally may be terminated by either party for convenience upon 90 days' prior written notice. Certain of our contractual agreements with our largest distributors and resellers, however, permit termination of the relationship by either party for convenience upon prior notice of 180 days. See Part I, Item 1, "Business-Alliances and Partnerships” to this Annual Report on Form 10-K for more information on our global channel partner program and the standard terms of our program agreements.
We rely on third-party contract manufacturers, component suppliers and partners (some of which are sole source and limited source suppliers) and warehousing and distribution logistics providers. If these relationships are disrupted and we are unable to obtain substitute manufacturers, suppliers or partners, on favorable terms or at all, our business, operating results and financial condition may be harmed.
We have outsourced substantially all of our manufacturing operations to several contract manufacturers. Our contract manufacturers produce the vast majority of our products in facilities located in southern China, with other products manufactured in facilities located in Israel, Mexico, Taiwan, Germany, Ireland and the U.S. All manufacturing of our products is performed in accordance with detailed specifications and product designs furnished or approved by us and is subject to rigorous quality control standards. We periodically review our product manufacturing operations and consider changes we believe may be necessary or appropriate. Although we closely manage the transition process when manufacturing changes are required, we could experience disruption to our operations during any such transition. Any such disruption could negatively affect our reputation and our operating results. We also purchase certain hardware components and license certain software components and resell them separately or as part of our products under the Avaya brand. In some cases, certain components are available only from a single source or from a limited source of suppliers. These sole source and limited source suppliers may stop selling their components at commercially reasonable prices or at all. Interruptions, delays or shortages associated with these components could cause significant disruption to our operations. We may not be able to make scheduled product deliveries to our customers in a timely fashion. We could incur significant costs to redesign our products or to qualify alternative suppliers, which would reduce our realized margins. We have also outsourced substantially all of our warehousing and distribution logistics operations to several providers of such services on a global basis, and any delays or material changes in such services could cause significant disruption to our operations.
In addition, we rely on third parties to provide certain services to us or to our customers, including hosting partners and providers of other cloud-based services. If these third-party providers do not perform as expected, our customers may be adversely affected, resulting in potential liability and negative exposure for us. If it is necessary to migrate these services to other providers due to poor performance, cyber breaches or other security considerations, or other financial or operational factors, it could result in service disruptions to our customers and significant time and expense to us, any of which could adversely affect our business, operating results and financial condition.
Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business, operating results and financial condition.
The U.S. government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements, such as the U.S.-Mexico-Canada Agreement and the North American Free Trade Agreement ("NAFTA"). It has also initiated tariffs on certain foreign goods and has raised the possibility of imposing significant, additional tariff increases or expanding the tariffs to capture other types of goods. In response, certain foreign governments have imposed retaliatory tariffs on goods that their countries import from the U.S. Changes in U.S. trade policy could result in one or more foreign governments adopting responsive trade policies that make it more difficult or costly for us to do business in or import our products from those countries.  This in turn could require us to increase prices to our customers, which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold.
We cannot predict the extent to which the U.S. or other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of our products in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.  The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could have a material adverse effect on our business, operating results and financial condition.
There is no assurance that we will be able to successfully complete acquisitions and/or strategic alliances, including those needed to increase our share of the cloud communications industry, so that we may accelerate the execution of our growth strategy.
Our strategic operating plan requires continued investments in acquisitions and strategic alliances with other companies in various areas, including, without limitation, accelerating the development, sales and delivery of our cloud-based solutions and services. Identifying and evaluating potential strategic alternatives and/or partners may be time consuming and divert the attention and focus of management and other key personnel. In addition, we may incur substantial expenses as part of that process. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including among other things, economic conditions, market consolidation, industry trends and competing bidders. There is no assurance that we will be able to complete any acquisition or strategic alliance even if we expend significant sums in connection with a potential transaction. Without such transactions it may be challenging for us to execute on our strategic operating plan in our desired time frame and our business, operating results and financial condition could be harmed.
If we are unable to integrate acquired businesses effectively, our business, operating results and financial condition may be adversely affected.
Our strategic operating plan requires continued investments in acquisitions, such as our acquisition of Intellisist, Inc. (d/b/a Spoken), a U.S. based private technology company, which provides cloud-based CCaaS solutions and customer experience management and automation applications, in March 2018. We may not be able to successfully integrate acquired businesses and, where desired, their product portfolios into ours, and therefore we may not be able to realize the intended benefits. If we fail to successfully integrate acquisitions or product portfolios, or if they fail to perform as we anticipate, our existing businesses and our revenue and operating results could be adversely affected. If the due diligence of the operations and customer arrangements of acquired businesses performed by us and by third parties on our behalf is inadequate or flawed, or if we later discover unforeseen financial or business liabilities, acquired businesses and their assets may not perform as expected or we may come to realize that our initial investment was too large or unwarranted. Additionally, acquisitions could result in difficulties integrating acquired operations and, where deemed desirable, transitioning overlapping products into a single product line, thereby resulting in the diversion of capital and the attention of management and other key personnel away from other business issues and opportunities. We may fail to retain employees acquired through acquisitions, which may negatively impact our integration efforts. Consequently, the failure to integrate acquired businesses effectively may adversely impact our business, operating results and financial condition.

A breach of the security of our information systems, products or services or of the information systems of our third-party providers could adversely affect our business, operating results and financial condition.
We rely on the security of our information systems and, in certain circumstances, those of our third-party providers, such as channel partners, vendors, consultants and contract manufacturers, to protect our proprietary information and information of our customers. In addition, the growth of bring your own device ("BYOD") programs has heightened the need for enhanced security measures. IT security system failures, including a breach of our or our third-party providers’ data security, could disrupt our ability to function in the normal course of business by potentially causing, among other things, delays in the fulfillment or cancellation of customer orders, disruptions in the manufacture or shipment of products or delivery of services or an unintentional disclosure of customer, employee or our information. Additionally, despite our security procedures or those of our third-party providers, information systems and our products and services may be vulnerable to threats such as computer hacking, cyber-terrorism or other unauthorized attempts by third parties to access, modify or delete our or our customers’ proprietary information.
We take cybersecurity seriously and devote significant resources and tools to protect our systems, products and data and to prevent unwanted intrusions. However, these security efforts are costly to implement and may not be successful. There can be no assurance that we will be able to prevent, detect and adequately address or mitigate such cyber-attacks or security breaches. Any such breach could have a material adverse effect on our operating results and our reputation as a provider of business communications products and services and could cause irreparable damage to us or our systems regardless of whether we or our third-party providers are able to adequately recover critical systems following a systems failure. In addition, regulatory or legislative action related to cybersecurity, privacy and data protection worldwide, such as the European GDPR, which went into effect in May 2018, may increase the costs to develop, implement or secure our products and services. We expect cybersecurity regulations to continue to evolve and be costly to implement. If we violate or fail to comply with such regulatory or legislative requirements, we could be fined or otherwise sanctioned and such fines or penalties could have a material adverse effect on our business and operations.
We rely on third parties to provide certain data hosting services to us or to our customers, and interruptions or delays in those services could harm our business.
Our cloud-based solutions rely on uninterrupted connection to the Internet through data centers and networks. To provide such service for our customers in North America, we utilize data center hosting facilities located in California, Colorado, Florida, Georgia, Iowa, North Carolina, Ohio, Oregon, Virginia and Washington. We also intend to serve other global customers from data center hosting facilities located in India, Japan and Singapore. We do not control the operation of these facilities, and they are vulnerable to service interruptions or damage from floods, earthquakes, fires, power loss, telecommunications failures and similar events. They may also be subject to acts of vandalism or terrorism, sabotage, similar misconduct and/or human error. The occurrence of these or other unanticipated problems at these facilities could result in lengthy interruptions in the ability to use our solutions efficiently or at all, which could harm our business, operating results and financial condition.
Business communications solutions are complex, and design defects, errors, failures or “bugs” may be difficult to detect and correct and could harm our reputation, result in significant costs to us and cause us to lose customers.
Business communications products are complex, integrating hardware, software and many elements of a customer’s existing network and communications infrastructure. Despite testing conducted prior to the release of solutions to the market and quality assurance programs, hardware may malfunction and software may contain “bugs” that are difficult to detect and fix. Any such issues could interfere with the expected operation of a solution, which might negatively impact customer satisfaction, reduce sales opportunities or affect gross margins.
Depending upon the size and scope of any such issue, remediation may have a material impact on our business. Our inability to cure an application or product defect, should one occur, could result in the failure of an application or product line, the temporary or permanent withdrawal from an application, product or market, damage to our reputation, an increase in inventory costs, an increase in warranty claims, lawsuits by customers or customers’ or channel partners’ end users, or application or product reengineering expenses. Our insurance may not cover or may be insufficient to cover claims that are successfully asserted against us.
Our ability to retain and attract key personnel is critical to the success of our business and execution of our growth strategy.
The success of our business depends on the skill, experience and dedication of our employee base. If we are unable to retain and recruit sufficiently experienced and capable employees, including those who can help us increase revenues generated from our cloud-based solutions and services, our business and financial results may suffer. Experienced and capable employees in the technology industry remain in high demand, and there is continual competition for their talents. If executives, managers or other key personnel resign, retire or are terminated, or their service is otherwise interrupted, we may not be able to replace them in a timely manner and we could experience significant declines in productivity and/or errors due to insufficient staffing or managerial oversight. Moreover, turnover of senior management and other key personnel can adversely impact, among other things, our operating results, our customer relationships and lead us to incur significant expenses related to executive transition costs that may impact our operating results. In addition, our ability to adequately staff our R&D efforts in the U.S. may be inhibited by changes to U.S. immigration policies that restrain the flow of professional and technical talent. While we strive to maintain our competitiveness in the marketplace, there can be no assurance that we will be able to successfully retain and attract the employees that we need to achieve our business objectives.
Business interruptions, whether due to catastrophic disasters or other events, could adversely affect our operations.
Our operations and those of our contract manufacturers and outsourced service providers are vulnerable to interruption by fire, earthquake, hurricane, flood or other natural disasters, power loss, computer viruses, computer systems failure, telecommunications failure, quarantines, national catastrophe, terrorist activities, war and other events beyond our control. For instance, we have operations in the Silicon Valley area of California near known earthquake fault zones, which are vulnerable to damage from earthquakes. Our disaster recovery plans may not be sufficient to address these interruptions. If any disaster were to occur, our ability and the ability of our contract manufacturers and outsourced service providers to operate could be seriously impaired and we could experience material harm to our business, operating results and financial condition. In addition, the coverage or limits of our business interruption insurance may not be sufficient to compensate for any losses or damages that may occur.
Intellectual Property and Information Security
We are dependent on our intellectual property. If we are not able to protect our proprietary rights or if those rights are invalidated or circumvented, our business may be adversely affected.
Our business is primarily dependent on our technology and our ability to innovate in business communications and, as a result, we are reliant on our intellectual property. We generally protect our intellectual property through patents, trademarks, trade secrets, copyrights, confidentiality and nondisclosure agreements and other measures to the extent our budget permits. There can be no assurance that patents will be issued from pending applications that we have filed or that our patents will be sufficient to protect our key technology from misappropriation or falling into the public domain, nor can assurances be made that any of our patents, patent applications, trademarks or our other intellectual property or proprietary rights will not be challenged, invalidated or circumvented. In addition, our business is global and the level of protection of our proprietary technology varies by country and may be particularly uncertain in countries that do not have well developed judicial systems or laws that adequately protect intellectual property rights. Patent litigation and other challenges to our patents and other proprietary rights are costly and unpredictable and may prevent us from marketing and selling a product in a particular geographic area. Financial considerations also preclude us from seeking patent protection in every country where infringement litigation could arise. Our inability to predict our intellectual property requirements in all geographies and affordability constraints also impact our intellectual property protection investment decisions. If we are unable to protect our proprietary rights, we may be at a disadvantage to others who do not incur the substantial time and expense we incur to create our products.
Certain software we use is from open source code sources, which, under certain circumstances, may lead to unintended consequences and, therefore, could materially adversely affect our business, operating results and financial condition.
Some of our products contain software from open source code sources. The use of such open source code may subject us to certain conditions, including the obligation to offer our products that use open source code to third parties for no cost. We monitor our use of such open source code to avoid subjecting our products to conditions we do not intend. However, the use of such open source code may ultimately subject some of our products to unintended conditions, which could require us to take remedial action that may divert resources away from our development efforts and, therefore, could materially adversely affect our business, operating results and financial condition.
We may be subject to litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling our products or services.
From time to time, we receive notices and claims from third parties asserting that our proprietary or licensed products, systems and software infringe their intellectual property rights. There can be no assurance that the number of these notices and claims will not increase in the future or that we do not in fact infringe those intellectual property rights. Irrespective of the merits of these claims, any resulting litigation could be costly and time consuming and could divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. These matters may result in any number of outcomes for us, including entering into licensing agreements, redesigning our products to avoid infringement, being enjoined from selling products that are found to infringe, paying damages if products are found to infringe and indemnifying customers from infringement claims as part of our contractual obligations. Royalty or license agreements may be very costly and we may be unable to obtain royalty or license agreements on terms acceptable to us or at all. Such agreements may cause operating margins to decline.
In addition, some of our employees previously have been employed at other companies that provide similar products and services. We may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. These claims and other claims of patent or other intellectual property infringement against us could materially adversely affect our business, operating results and financial condition.
We have made and will likely continue to make investments to license and/or acquire the use of third-party intellectual property rights and technology as part of our strategy to manage this risk, but there can be no assurance that we will be successful or that any costs relating to such activity will not be material. We may also be subject to additional notice, attribution and other compliance requirements to the extent we incorporate open source software into our applications. In addition, third parties have claimed, and may in the future claim, that a customer’s use of our products, systems or software infringes the third-party’s intellectual property rights. Under certain circumstances, we may be required to indemnify our customers for some of the costs and damages related to such an infringement claim. Any indemnification requirement could have a material adverse effect on our business, operating results and financial condition. Additionally, any insurance that we have may not be sufficient to cover all amounts related to such indemnification.
Failure to comply with laws and contractual obligations related to data privacy and protection could have a material adverse effect on our business, operating results and financial condition.
We are subject to the data privacy and protection laws and regulations adopted by federal, state and foreign governmental agencies, including GDPR. Data privacy and protection is highly regulated and GDPR imposes new obligations on all companies who conduct activities within an office in the European Union ("EU") or offer products or services to EU users, including us, and substantially increases potential liability for all such companies for failure to comply with data protection rules.
Privacy laws restrict our storage, use, processing, disclosure, transfer and protection of personal information, including credit card data, provided to us by our customers as well as data we collect from our customers and employees. We strive to comply with all applicable laws, regulations, policies and legal obligations relating to privacy and data protection. However, if we fail to comply, we may be subject to fines, penalties and lawsuits, and our reputation may suffer. We may also be required to make modifications to our data practices that could have an adverse impact on our business.
We believe that regulation will continue to increase around the world with respect to the solicitation, collection, processing, and/or use of personal, financial, and consumer information. In addition, the interpretation and application of existing consumer and data protection laws and industry standards in the U.S., Europe and elsewhere is often uncertain and in flux. The application of existing laws to cloud-based solutions is particularly uncertain and cloud-based solutions may be subject to further regulation, the impact of which cannot be fully understood at this time. Moreover, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data and privacy practices. Complying with these various laws and regulations may cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.
We are also subject to the privacy and data protection-related obligations in our contracts with our customers, channel partners and other third parties. Any failure, or perceived failure, by us to comply with federal, state, or international laws, including laws and regulations regulating privacy, data or consumer protection, or to comply with our contractual obligations related to privacy, could result in proceedings or actions against us by governmental entities, contractual parties or others, which could result in significant liability to us as well as harm to our reputation. Additionally, third parties on which we rely enter into contracts to protect and safeguard our customers' data. Should such parties violate these agreements or suffer a security breach, we could be subject to proceedings or actions against us by governmental entities, contractual parties or others, which could result in significant liability to us as well as harm to our reputation.
Global Operations and Regulations
Since we operate internationally, operational, logistical, economic and/or political challenges in a specific country or region could negatively affect our revenue, costs, expenses and financial condition or those of our channel partners and distributors.
We do business in approximately 180 countries. We conduct significant sales and customer support operations and significant amounts of our R&D activities in countries outside of the U.S., and we also depend on non-U.S. operations of our contract manufacturers and our channel partners. For fiscal 2018, we derived 47% of our revenue from sales outside of the U.S., with the most significant portions generated from Germany, the United Kingdom and Canada. In addition, we intend to continue to grow our business internationally. The vast majority of our contract manufacturing also takes place outside the U.S., primarily in southern China.
Accordingly, our results could be materially and adversely affected by a variety of uncontrollable and changing factors relating to international business operations, including:

•
economic conditions and geopolitical developments, including trade sanctions, changes to significant trading relationships such as the United Kingdom’s ongoing process of withdrawal from the EU, and the negotiation of new or revised international trade arrangements, including the U.S.-Mexico-Canada Agreement, which would take the place of NAFTA;

•	political or social unrest, or economic instability or corruption, in a specific country or region;

•
legal and regulatory constraints, such as international and local laws and regulations related to trade compliance, anti-corruption, information security, data privacy and protection, labor and other requirements;

•	protectionist and local security legislation;

•	difficulty in enforcing intellectual property rights, such as protecting against the counterfeiting of our products;

•
relationships with employees and works councils, as well as difficulties in finding qualified employees, including skilled design and technical employees, as companies expand their operations offshore;

•	unfavorable tax and currency regulations;

•	military conflict, terrorist activities and health pandemics or similar issues;

•	future government shutdowns or uncertainties which could affect the portion of our revenues which comes from the U.S. federal government sector;

•	natural disasters, such as earthquakes, hurricanes or floods, anywhere we and/or our channel partners and distributors have business operations; and

•	other matters in any of the countries or regions in which we and our contract manufacturers and business partners currently operate or intend to operate, including in the U.S.
Any or all of these factors could materially adversely affect our business, operating results or financial condition. In addition, the various risks inherent in doing business in the U.S. generally also exist when doing business outside of the U.S., and they may be exaggerated by the difficulty of doing business in numerous sovereign jurisdictions due to differences in culture, laws and regulations. Furthermore, our prospective effective tax rate could be adversely affected by, among other things, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of our deferred tax assets and liabilities or changes in tax laws, regulations, accounting principles or interpretations thereof.
If we do not comply with certain telecommunications or other rules and regulations, we could be subject to enforcement actions, fines, loss of licenses and possibly restrictions on our ability to operate or offer certain of our services.
Certain of our cloud-based communications and collaboration solutions are regulated in the U.S. by the Federal Communications Commission and various state and local agencies, and we are subject to existing or potential regulations relating to privacy, disability access, porting of numbers, Universal Service Fund contributions, emergency access, law enforcement intercept, and other requirements. In addition, government agencies in other countries impose their own regulatory requirements on those solutions. If we do not comply with applicable federal, state, local and foreign rules and regulations, we could be subject to enforcement actions, fines, loss of licenses and possible restrictions on our ability to operate or offer certain of our solutions or requirements to modify certain solutions. Moreover, changes in telecommunications requirements, or regulatory requirements in other industries in which we operate now or in the future, could have a material adverse effect on our business, operating results and financial condition.
The United Kingdom’s withdrawal from the EU may adversely impact our operations in the United Kingdom and elsewhere.
In June 2016, voters in the United Kingdom approved an advisory referendum to withdraw from the EU, commonly referred to as "Brexit".  The political and economic instability created by the Brexit vote has caused and may continue to cause significant volatility in global financial markets and the value of the Pound Sterling currency and other currencies, including the Euro. Depending on the terms reached regarding the United Kingdom’s exit from the EU, it is possible that there may be adverse practical and/or operational implications on our business.
Currently, the most immediate impact may be to the relevant regulatory regimes under which our United Kingdom subsidiaries operate, including the offering of communications services, as well as data privacy. Since the vote to withdraw from the EU, negotiations and arrangements between the United Kingdom, the EU and other countries outside of the EU have been, and will continue to be, complex and time consuming. The potential withdrawal could adversely impact our United Kingdom subsidiaries and add operational complexities that did not previously exist.
The timing of the proposed exit was recently agreed upon and is now scheduled for May 2019, with a transition period running through December 2020. However, the impact on regulatory regimes remains uncertain. At this time, we cannot predict the impact that an actual exit from the EU will have on our business generally and our United Kingdom subsidiaries more specifically, and no assurance can be given that our operating results, financial condition and prospects would not be adversely impacted by the result.

We may be adversely affected by environmental, health and safety laws, regulations, costs and other liabilities.
We are subject to a wide range of federal, state, local and international governmental requirements relating to the discharge of substances into the environment, protection of the environment and worker health and safety. If we violate or fail to comply with these requirements, we could be fined or otherwise sanctioned by regulators, lose customers and damage our reputation, which could have an adverse effect on our business. The Federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), and comparable state statutes impose liability, without regard to fault or legality of the original conduct, on classes of persons that are considered to have contributed to the release of a hazardous substance into the environment. Such classes of persons include the current and past owners or operators of sites where a hazardous substance was released, and companies that disposed or arranged for disposal of hazardous substances at off-site locations such as landfills. Under CERCLA, these persons may be subject to strict, joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.
We currently own or formerly owned several properties or facilities that for many years were used for industrial activities, including the manufacture of electronics equipment. These properties and the substances disposed or released on them may be subject to CERCLA, the Resource Conservation and Recovery Act and analogous state or foreign laws. For example, we are presently involved in remediation efforts at several currently or formerly owned sites related to historical site use which we do not believe will have a material impact on our business or operations, although no assurance can be given that these remediation efforts or remediation efforts we are required to undertake in the future will not have a material adverse effect on our business or operations.
We are also subject to various local, federal and international laws and regulations regarding the materials content and electrical design of our products that require us to be financially responsible for the collection, treatment, recycling and disposal of those products. For example, the EU has adopted the Restriction on Hazardous Substances and Waste Electrical and Electronic Equipment Directive, with similar laws and regulations being enacted in other regions. Effective in May 2014, the U.S. requires companies to publicly disclose their use of conflict minerals that originated in the Democratic Republic of the Congo, or an adjoining country. Additionally, requirements such as the EU Energy Labelling Directive, impose requirements relating to the energy efficiency of our products. Our failure or the undetected failure of our supply chain to comply with existing or future environmental, health and safety requirements could subject us to liabilities exceeding our reserves or adversely affect our business, operating results or financial condition.
A growing number of climate change regulations and initiatives are either in force or pending at the local, federal and international levels as part of a transition to a lower-carbon economy that is underway globally. Such a transition may entail extensive policy, legal, technology and market changes to address mitigation and adaptation requirements related to climate change. Depending on the nature, speed and focus of these changes, transition risks may pose varying levels of financial and reputational risk to our organization. Our operations and supply chain could face increased climate change-related regulations, modifications to transportation to meet lower emission requirements, changes to types of materials used for products and packaging to reduce emissions, increased utility costs to address cleaner energy technologies, increased costs related to severe weather events, and emissions reductions associated with operations, business travel or products. These yet-to-be defined costs and changes to operations could have a financial impact on our business and result in an adverse impact on our operating results or reputation.
A violation of the FCPA may adversely affect the Company's business and operations.
As a U.S. corporation, we are subject to the regulations imposed by the Foreign Corrupt Practices Act (the “FCPA”), which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or maintaining business. We have adopted stringent procedures to enforce compliance with the FCPA. Nevertheless, we do business and may do additional business in the future in countries and regions where strict compliance with anti-bribery laws may not be customary and we may be held liable for actions taken by our strategic or local partners even though these partners may not be subject to the FCPA. Our personnel and intermediaries, including our local operators and strategic partners, may face, directly or indirectly, corrupt demands by government officials, political parties and officials, tribal or insurgent organizations, or private entities in the countries in which we operate or may operate in the future. As a result, we face the risk that an unauthorized payment or offer of payment could be made by one of our employees or intermediaries, even if such parties are not always subject to our control or are not themselves subject to the FCPA or other similar laws to which we may be subject. Any allegation or determination that we have violated the FCPA could have a material adverse effect on our business, financial position, results of operations and cash flows.

Risks Related to Our Financial Results, Finances and Capital Structure
Financial Performance
Following the Restructuring, our historical financial information may not be indicative of our future financial performance.
Our capital structure was significantly altered by the Restructuring. Under fresh start accounting rules that applied to us beginning on the Emergence Date, our assets and liabilities were adjusted to fair values and our accumulated deficit was restated to zero. Accordingly, our financial condition and operating results following the Restructuring are not comparable to the financial condition and operating results reflected in our historical consolidated financial statements. Further, the Restructuring materially changed the amounts and classifications reported in our historical consolidated financial statements. While we do provide in this Form 10-K combined Predecessor and Successor results, it may be difficult to assess our post-Restructuring results as they are not directly comparable to our pre-Restructuring results.
In addition to experiencing some seasonal trends, our quarterly and annual revenues and operating results have historically fluctuated and the results of one period may not provide a reliable indicator of our future performance.
Our quarterly and annual revenues and operating results have historically fluctuated and are not necessarily indicative of results to be expected in future periods. Fluctuations in our financial results from period to period are caused by many factors, including, but not limited to, the size and timing of new logos, changes in foreign currency exchange rates, the mix of products sold by us and general economic conditions.
It is also difficult to predict our revenue for a particular quarter, especially in light of the growing demand for IT purchases under a subscription-based operating expense model instead of a capital expense model and the increasing proportion of our revenue coming from software and services. Both of these trends spread the timing of related revenue recognition over a longer period of time. In addition, execution of sales opportunities sometimes traverses from the intended fiscal quarter to the next. Moreover, our efforts to address the challenges facing our business could increase the level of variability in our financial results because the rate at which we are able to realize the benefits from those efforts may vary from period to period.
In addition, we experience some seasonal trends in the sale of our products that also may produce variations in quarterly results and financial condition. Typically, our second fiscal quarter is our weakest and our fourth fiscal quarter is our strongest. Many of the factors that create and affect seasonal trends are beyond our control.
Shifts in the mix of sizes or types of organizations that purchase our solutions or changes in the components of our solutions purchased by our customers could affect our gross margins and operating results.
Our gross margins and our operating results can vary depending on numerous factors related to the implementation and use of our solutions, including the sizes and types of organizations that purchase our solutions, the mix of software and hardware they purchase and the level of professional services and support they require. We provide our solutions to a broad range of companies, from small businesses to large multinational enterprises and government organizations. Sales to larger enterprises generally result in greater revenue but may take longer to negotiate and finalize than sales to small businesses. Conversely, sales to small businesses may be faster to execute than sales to larger enterprises, but they may involve greater credit risk and fewer opportunities to sell additional services. Moreover, an important element of our growth strategy is to continue to evolve from a traditional telecommunications hardware company into a software and services company, focused on expanding our cloud- and mobile-enabled contact center, unified communications and innovative next-generation workflow automation solutions. As we increase the proportion of our revenue coming from software solutions as opposed to hardware solutions, we expect to see improvement in our gross margins and operating results. Overall, if the mix of companies that purchase our solutions, or the mix of solution components purchased by our customers, changes unfavorably, our revenues and gross margins could decrease and our operating results could be harmed.
The Company could be subject to changes in its tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities, which could have a material and adverse impact on the Company’s operating results, cash flows and financial condition.
The Company is subject to taxes in the U.S. and numerous foreign jurisdictions, where a number of the Company’s subsidiaries are organized or the Company's solutions and devices are sold. Due to economic and political conditions, tax rates in various jurisdictions including the U.S. may be subject to change. The Company’s future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws or their interpretation, such as interpretations as to the legality of tax advantages granted under the EU state aid rules.
U.S. tax reform legislation enacted in December 2017 known colloquially as the “Tax Cuts and Jobs Act,” among other things, makes significant changes to the rules applicable to the taxation of corporations, such as changing the corporate tax rate to a flat 21% rate, modifying the rules regarding limitations on certain deductions for executive compensation, introducing a capital investment deduction in certain circumstances, placing certain limitations on the interest deduction, modifying the rules regarding the usability of certain net operating losses, implementing a minimum tax on the “global intangible low-taxed income” of a “United States shareholder” of a “controlled foreign corporation,” modifying certain rules applicable to U.S. shareholders of controlled foreign corporations, imposing a deemed repatriation tax on certain earnings and adding certain anti-base erosion rules. It is possible that the application of these new rules may have a material and adverse impact on our operating results, cash flows and financial condition.
Cancellation of indebtedness income realized as a result of the Restructuring resulted in material reductions in, or elimination of, tax attributes, the loss of which could have a material and adverse impact on the Company’s cash flows and financial condition.
Certain debt obligations of Avaya Inc. and claims against the Company were extinguished in the Restructuring. Absent an exception, a debtor generally recognizes cancellation of debt income, or “CODI,” upon discharge of its outstanding indebtedness for total consideration less than its adjusted issue price. The Internal Revenue Code of 1986, as amended (the “Code”) generally provides that a debtor in a bankruptcy case may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of the CODI realized as a result of the consummation of a plan of reorganization. In the context of a consolidated group of corporations, the tax rules provide for a complex ordering mechanism in determining how the tax attributes of one member can be reduced by the CODI of another member. Under the relevant Treasury Regulations, the tax attributes of each member of an affiliated group of corporations that is excluding CODI is first subject to reduction. To the extent the debtor member’s tax basis in stock of a lower-tier member of the affiliated group is reduced, a “look through rule” requires that a corresponding reduction be made to the tax attributes of the lower-tier member. If a debtor member’s excluded CODI exceeds its tax attributes, the excess CODI is applied to reduce certain remaining consolidated tax attributes of the affiliated group. The amount of such CODI realized as a result of the Restructuring was significant and there were material reductions in, or elimination of, certain of the Company’s tax attributes (including net operating losses and credits that were not utilized during the year ended September 30, 2018). In particular, this resulted in a reduction or elimination of our remaining federal net operating losses as of October 1, 2018 that would otherwise have been available to be utilized in the future subject to the limitations pursuant to Section 382 of the Code.
Tax examinations and audits could have a material and adverse impact on the Company’s cash flows and financial condition.
The Company is subject to the examination of its tax returns and other tax matters by the U.S. Internal Revenue Service and other tax authorities and governmental bodies. The Company regularly assesses the likelihood of an adverse outcome resulting from such examinations to determine the adequacy of its provision for taxes. There can be no assurance as to the outcome of any such examinations.
If the Company’s effective tax rates were to increase, or if the ultimate determination of the Company’s taxes owed were for an amount in excess of amounts previously accrued, the Company’s operating results, cash flows and financial condition could be materially and adversely affected.
Fluctuations in foreign currency exchange rates and interest rates could negatively impact our operating results, financial condition and cash flows.
We are a global company with significant international operations and we transact business in many currencies. As such, we are exposed to adverse movements in foreign currency exchange rates. The majority of our revenues and expenses are denominated in U.S. dollars. However, we are exposed to foreign currency exchange rate fluctuations related to certain revenues and expenses denominated in foreign currencies. Our primary currency exposures relate to net operating expenses denominated in Euro, Indian Rupee and Mexican Peso. These exposures may change over time as business practices evolve and the geographic mix of our business changes. In addition, a portion of our borrowings bears interest at prevailing interest rates based upon the LIBOR Rate plus an applicable margin. Therefore, we are subject to risk from changes in interest rates on the variable component of the rate.  From time to time we use derivative instruments to hedge foreign currency risks associated with certain monetary assets and liabilities, primarily accounts receivable, accounts payable and certain intercompany obligations, as well as to hedge risks associated with changes in interest rates. The measures we have taken to help mitigate these risks are discussed in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of this Annual Report on Form 10-K. However, any attempts to hedge against foreign currency exchange rate and/or interest rate fluctuation risk may be unsuccessful and result in an adverse impact to our operating results, financial condition and cash flows.
We also continuously monitor economic conditions, including inflation rates, in the various foreign locations in which we operate. As of July 1, 2018, we concluded that Argentina represents a hyperinflationary economy as its projected three-year cumulative inflation rate exceeds 100%. As a result, we changed the local functional currency for our Argentinian operations from the Argentine Peso to the U.S. Dollar effective July 1, 2018 and remeasured the financial statements for those operations to the U.S. Dollar as of July 1, 2018 in accordance with ASC 830 “Foreign Currency Matters.” Although the remeasurement on

July 1, 2018 did not have an impact on our Consolidated Financial Statements, foreign exchange transaction gains and losses recognized on or after July 1, 2018 will be based on Argentina’s new U.S. dollar functional currency.
If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.
Section 404 of the Sarbanes-Oxley Act of 2002 requires that we establish and maintain internal control over financial reporting and disclosure controls and procedures. An effective internal control environment is necessary to enable us to produce reliable financial reports and is an important component of our efforts to prevent and detect financial reporting errors and fraud. Beginning with our next annual report, management will be required to provide an annual assessment on the effectiveness of our internal control over financial reporting and our independent registered public accounting firm will also be required to attest to the effectiveness of our internal control over financial reporting. Our and our auditor’s testing may reveal significant deficiencies in our internal control over financial reporting that are deemed to be material weaknesses and render our internal control over financial reporting ineffective, similar to the ones identified in fiscal 2017 and fiscal 2018 referenced in the following risk factor. We have incurred and we expect to continue to incur substantial accounting and auditing expense and expend significant management time in complying with the requirements of Section 404.
While an effective internal control environment is necessary to enable us to produce reliable financial reports and is an important component of our efforts to prevent and detect financial reporting errors and fraud, disclosure controls and internal control over financial reporting are generally not capable of preventing or detecting all financial reporting errors and all fraud. A control system, no matter how well-designed and operated, is designed to reduce rather than eliminate the risk of material misstatements in our financial statements. There are inherent limitations on the effectiveness of internal controls, including collusion, management override and failure in human judgment. A control system can provide only reasonable, not absolute, assurance of achieving the desired control objectives and the design of a control system must reflect the fact that resource constraints exist.
If we are not able to comply with the requirements of Section 404, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses:

•	we could fail to meet our financial reporting obligations;

•	our reputation may be adversely affected and our business and operating results could be harmed;

•	the market price of our stock could decline; and

•	we could be subject to litigation and/or investigations or sanctions by the Securities and Exchange Commission (the "SEC"), the New York Stock Exchange or other regulatory authorities.
We have identified material weaknesses in our internal control over financial reporting. If we do not adequately remediate these material weaknesses, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or operating results, or comply with the accounting and reporting requirements applicable to public companies, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
In connection with the preparation of our consolidated financial statements for the quarters ended June 30, 2017 and March 31, 2018 and the period from December 16, 2017 through September 30, 2018, we identified a number of different control deficiencies that constituted material weaknesses in our internal control over financial reporting that are described in detail in Part II, Item 9A, "Controls and Procedures” in this Annual Report on Form 10-K.
Although we are in the process of carrying out remediation activities, we cannot provide any assurance that the measures we have taken to date, together with any measures we may take in the future, will be sufficient to remediate the material weaknesses in our internal control over financial reporting or to avoid potential future material weaknesses. If the steps we take do not correct the material weaknesses in a timely manner, we will be unable to conclude that we maintain effective internal control over financial reporting. Accordingly, this could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis and could lead to the outcomes described in the preceding risk factor.
We have a significant number of foreign subsidiaries with whom we have entered into many related party transactions. Our relationship with these entities could adversely affect us in the event of their bankruptcy or similar insolvency proceeding.
We have historically entered into many transactions with our subsidiaries. These transactions include financial guarantees and other credit support arrangements, including letters of comfort pursuant to which we undertake to provide financial support to these entities and adequate resources as required to ensure that they are able to meet certain liabilities and local solvency requirements. We are currently party to many such transactions, and it is likely we will enter into new and similar transactions in the future.
In the event that any of these entities become bankrupt or insolvent, there can be no assurance that a court or other foreign tribunal, liquidator, monitor, trustee or similar party would not seek to enforce these intercompany arrangements and guarantees or otherwise seek relief against us and our other subsidiaries. If any of our material foreign subsidiaries (e.g., subsidiaries that hold a significant number of our customer contracts, or that are the parent company of other material subsidiaries) becomes subject to a bankruptcy, liquidation or similar insolvency proceeding, such proceeding could have a material adverse effect on our business, operating results and financial condition.
We are a holding company and rely on dividends, distributions and other payments, advances and transfers of funds from our subsidiaries to meet our obligations.
We have no direct operations and derive all of our operating cash flow from our subsidiaries. Because we conduct our operations through our subsidiaries, we depend on those entities for dividends and other payments or distributions to meet our obligations. The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could limit or impair their ability to pay dividends or other distributions to us.
Changes in accounting principles, or interpretations thereof, could adversely impact our operating results or financial condition.
We prepare our Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (“GAAP”). These principles are subject to interpretation by the SEC and other organizations that develop and interpret accounting principles. New accounting principles arise regularly, implementation of which can have a significant effect on and may increase the volatility of our reported operating results and may even retroactively affect previously reported operating results.
In addition, the implementation of new accounting principles may require significant changes to our customer and vendor contracts, business processes, accounting systems, and internal controls over financial reporting.  For example, in connection with our adoption, effective as of October 1, 2018, of Financial Accounting Standards Board's Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), we will change how and when we recognize certain revenue and costs related to customer contracts, which could materially impact our operating results.  Adoption of this standard required changes to our business processes, systems and controls to support the new revenue recognition guidance and we may incur costs as we implement such new processes, systems and controls.  If we experience difficulties in implementing new accounting principles, we could fail to meet our financial reporting obligations and our operating results may be materially and adversely affected. See Note 3, "Recent Accounting Pronouncements," to our Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K for a more detailed discussion.
We may not realize the benefits we expect from our cost-reduction initiatives.
From time to time we may initiate cost savings programs designed to streamline operations. As discussed in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Factors and Trends Affecting Our Results of Operations,” we have initiated such programs historically, and we will continue to evaluate similar opportunities to the extent the business need arises. These types of cost-reduction activities are complex. Even if we carry out these strategies in the manner we expect, we may not be able to achieve the efficiencies or savings we anticipate or on the timetables we anticipate. Any expected efficiencies and benefits might be delayed or not realized, and, as a result, our operations and business could be disrupted. Our ability to realize gross margin improvements and other efficiencies expected to result from these initiatives is subject to many risks, including delays in the anticipated timing of activities, lack of sustainability in cost savings over time, unexpected costs associated with operating our business, our success in reinvesting any savings arising from these initiatives, time required to complete planned actions, absence of material issues associated with workforce reductions and avoidance of unexpected disruptions in service. A failure to implement these types of initiatives or realize expected benefits could have an adverse effect on our financial condition that could be material.
If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings.
At September 30, 2018, the Company had $3,234 million of intangible assets and $2,764 million of goodwill on its Consolidated Balance Sheets. The intangible assets are principally composed of technology and patents, customer relationships, and trademarks and trade names. Goodwill and intangible assets with indefinite lives are tested for impairment on an annual basis and also when events or changes in circumstances indicate that impairment may have occurred.  Intangible assets with determinable lives, which were $2,897 million at September 30, 2018, are tested for impairment only when events or changes in circumstances indicate that an impairment may have occurred.  Determining whether an impairment exists can be difficult and requires management to make significant estimates and judgments.  Although it was determined that an impairment did not exist as of September 30, 2018, an adverse change in our business or failure to achieve our business objectives and financial projections could result in a significant non-cash asset impairment charge in the future, negatively affecting our consolidated results of operations. See Note 7, “Goodwill,” and Note 8, “Intangible Assets,” to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Levels of returns on pension and post-retirement benefit plan assets, changes in interest rates and other factors affecting the amounts to be contributed to fund future pension and post-retirement benefit plan liabilities could adversely affect our cash flows, operating results and financial condition in future periods.
We sponsor a number of defined benefit plans for employees in the United States, Canada, and various foreign locations.  Pension costs are based upon a number of actuarial assumptions, including an expected long-term rate of return on pension plan assets, level of employer contributions, the expected life span of pension plan beneficiaries and the discount rate used to determine the present value of future pension obligations. Any of these assumptions could prove to be wrong, resulting in a shortfall of our pension and post-retirement benefit plan assets compared to obligations under our pension and post-retirement benefit plans. Future pension funding requirements, and the timing of funding payments, may also be subject to changes in legislation.
In addition, our major defined benefit pension plans in the U.S. are funded with trust assets invested in a globally diversified portfolio of securities and other investments.  These assets are subject to market fluctuations, will yield uncertain returns and cause volatility in the net periodic benefit cost and future funding requirements of the plans. A decline in the market value of the pension and post-retirement benefit plan assets below our projected return rates will increase the funding requirements under our pension and post-retirement benefit plans if the actual asset returns do not recover these declines in value in the foreseeable future.  We are responsible for funding any shortfall of our pension and post-retirement benefit plans’ assets compared to obligations under the pension and post-retirement benefit plans, and a significant increase in our pension liabilities could have a material adverse effect on our cash flows, operating results and financial condition.
We are exposed to risks inherent in our defined benefit pension plans in Germany.
We operate several defined benefit plans in Germany (collectively, the “Germany Plans”) and as of September 30, 2018, the total projected benefit obligation for the German Plans of $499 million exceeded plan assets of $4 million, resulting in an aggregate pension liability for the German Plans of $495 million. Under the German Plans, which were closed to new members in 2006, retirees generally benefit from the receipt of a perpetual annuity at retirement, based on their years of service and ending salary.  Our contributions and benefit payments for the German Plans for the year ended September 30, 2018 are included in Note 15, "Benefit Obligations," to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. The total projected benefit obligation is based on actuarial valuations, which themselves are based on assumptions and estimates about the long-term operation of the plans, including mortality rates of members, the performance of financial markets and interest rates. Our funding requirements for future years may increase from current levels depending on the net liability position of these plans. In addition, if the actual experience of the plans differs from our assumptions, the net liability could increase and additional contributions may be required. Changes to pension legislation in Germany may also adversely affect our funding requirements. Increases in the net pension liability or increases in future cash contributions could have a material adverse effect on our cash flows, operating results and financial condition.
Risks Related to Our Indebtedness
Our degree of leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk on our variable rate debt and prevent us from meeting obligations on our indebtedness.
We have a significant amount of debt outstanding. As of September 30, 2018, we had $2,903 million of loans outstanding under the Term Loan Credit Agreement, $46 million issued and outstanding letters of credit and guarantees under the ABL Credit Agreement, and $350 million of 2.25% convertible senior notes due June 15, 2023 (the “Convertible Notes”) outstanding (all as defined in Part II, Item 8, Note 11, "Financing Arrangements" of this Annual Report on Form 10-K). In addition, as of September 30, 2018 we could have borrowed an additional $153 million under our ABL Credit Agreement.
Our degree of leverage could have consequences, including:

•	making it more difficult for us to make payments on our indebtedness;

•	increasing our vulnerability to general economic and industry conditions;

•
requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures, research and development and future business opportunities;

•	exposing us to the risk of increased interest rates under Avaya Inc.’s credit facilities to the extent such facilities have variable rates of interest;

•	limiting our ability to make strategic acquisitions and investments;

•	limiting our ability to refinance our indebtedness as it becomes due; and

•	limiting our ability to adjust quickly or at all to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.
Our ability to continue to fund our obligations and to reduce debt may be affected by general economic, financial market, competitive, legislative and regulatory factors, among other things. An inability to fund our debt requirements or reduce debt could have a material adverse effect on our business, operating results, cash flows and financial condition.
Despite our level of indebtedness, we and our subsidiaries may be able to incur additional indebtedness. This could further exacerbate the risks associated with our degree of leverage.
We and our subsidiaries may be able to incur additional indebtedness in the future. Although our Term Loan and ABL Credit Agreements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and any indebtedness incurred in compliance with these restrictions could be substantial. In addition, the indenture for the Convertible Notes does not restrict us from incurring additional debt. To the extent new debt is added to our and our subsidiaries’ currently anticipated debt levels, the related risks that we and our subsidiaries face could intensify.
Our financing agreements contain restrictions that limit, in certain respects, our flexibility in operating our business.
Our financing agreements contain various covenants that limit our ability to engage in specific types of transactions. These covenants limit our and our subsidiaries’ ability to:

•	incur or guarantee additional debt and issue or sell certain preferred stock;

•	pay dividends on, redeem or repurchase our capital stock;

•	make certain acquisitions or investments;

•	incur or assume certain liens;

•	enter into transactions with affiliates; and

•	sell assets to, or merge or consolidate with, another company.
A breach of any of these covenants could result in a default under our debt instruments.
There is no assurance we will be able to repay or refinance all or any portion of our or our subsidiaries’ debt in the future. If we were unable to repay or otherwise refinance these borrowings and loans when due, the applicable secured lenders could proceed against the collateral granted to them to secure that indebtedness, which could force us into bankruptcy or liquidation. In the event our lenders accelerate the repayment of our or our subsidiaries’ borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.
We may not be able to generate sufficient cash to service all of our indebtedness and our other ongoing liquidity needs, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or to refinance our debt obligations and to fund our planned capital expenditures, acquisitions and other ongoing liquidity needs depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. There can be no assurance that we will maintain a level of cash flow from operating activities in an amount sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Avaya Inc.’s credit facilities restrict the ability of Avaya Inc. and certain of its subsidiaries to dispose of assets and use the proceeds from the disposition. Accordingly, we may not be able to consummate those dispositions or to obtain any proceeds on terms acceptable to us or at all, and any such proceeds may not be adequate to meet any debt service obligations when due.
A ratings downgrade or other negative action by a ratings organization could adversely affect our cost of capital.
Credit rating agencies continually revise their ratings for companies they follow. The condition of the financial and credit markets and prevailing interest rates have been, and will continue to be, subject to fluctuation. In addition, any adverse developments in our business and operations could lead to a ratings downgrade for Avaya Holdings Corp. and/or Avaya Inc.  Any such fluctuation in our credit rating may impact our ability to access debt markets in the future or increase our cost of future debt which could have a material adverse effect on our operating results and financial condition, which in return may adversely affect the trading price of shares of our common stock.
Risks Related to Ownership of Our Common Stock and Convertible Notes
An active trading market for our common stock may not be sustained.
Although our common stock is currently quoted on the New York Stock Exchange, an active trading market for our common stock may not be sustained. If the market is not sustained, it may be difficult for shareholders to sell shares of our common stock at a price that is attractive or at all. In addition, an inactive market may impair our ability to raise capital by selling shares and may impair our ability to acquire other companies by using our shares as consideration, which, in turn, could materially adversely affect our business.
The price of our common stock and/or Convertible Notes may be volatile and fluctuate substantially.
Our common stock is listed on the New York Stock Exchange and the price for our common stock has historically been volatile. The market price of our common stock, as well as our Convertible Notes (as they are convertible into our common stock) may continue to be highly volatile and may fluctuate substantially due to the following factors (in addition to the other risk factors described in this section):

•	general economic conditions;

•	fluctuations in our operating results;

•	variance in our financial performance from the expectations of equity and/or debt research analysts;

•	conditions and trends in the markets we serve;

•	announcements of significant new services or products by us or our competitors;

•	additions of or changes to key employees;

•	changes in market valuations or earnings of our competitors;

•	trading volumes of our common stock and/or Convertible Notes;

•	future sales of our equity securities and/or future issuances of indebtedness;

•	changes in the estimation of the future sizes and growth rates of our markets;

•	legislation or regulatory policies, practices or actions;

•
hedging or arbitrage trading activity by third parties, including by the counterparties to the note hedge and warrant transactions that we entered into in connection with the issuance of the Convertible Notes; and

•	dilution that may occur upon any conversion of the Convertible Notes or the exercise of the warrants we issued in connection with the issuance of the Convertible Notes.
In addition, the stock markets in general have experienced extreme price and volume fluctuations that have at times been unrelated or disproportionate to the operating performance of the particular companies affected. These market and industry factors may materially harm the market price of our common stock and/or Convertible Notes irrespective of our operating performance.
If securities or industry analysts discontinue publishing research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us, our business, our market and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.
We currently do not intend to pay dividends on our common stock.
We do not anticipate paying any cash dividends on shares of our common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on operating results, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.
The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results and/or the market for our common stock.
In the event the conditional conversion feature of our Convertible Notes is triggered, holders of Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The convertible note hedge and warrant transactions may affect the value of the Convertible Notes and our common stock.
In connection with the pricing of the Convertible Notes, we entered into a convertible note hedge ("Bond Hedge") transaction with each of Barclays Bank PLC, Credit Suisse Capital LLC and JPMorgan Chase Bank, National Association (the “Call Spread Counterparties”). The Bond Hedge transactions reduced the potential dilution upon conversion of the Convertible Notes. We also entered into a warrant ("Call Spread Warrant") transaction with each of the Call Spread Counterparties. The Call Spread Warrant transactions could separately have a dilutive effect on our earnings per share to the extent that the market price per share of our common stock exceeds the applicable strike price of the Call Spread Warrants.
Each of the Call Spread Counterparties (or an affiliate) may modify its initial hedge position by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions following the pricing of the Convertible Notes and prior to the maturity of the Convertible Notes (and is likely to do so during any observation period related to a conversion of the Convertible Notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the Convertible Notes, which could affect the ability to convert the Convertible Notes and, to the extent the activity occurs during any observation period related to a conversion of the Convertible Notes, it could affect the number of shares and value of the consideration that holders of the Convertible Notes will receive upon conversion of the Convertible Notes.
Significant exercises of equity awards or warrants or conversion of convertible debt could adversely affect the market price of the Company’s common stock.
As of September 30, 2018, we had 110,218,653 shares of common stock issued and 110,012,790 shares of common stock outstanding; however, the total number of shares of our common stock issued and outstanding does not include 4,360,529 shares and 18,255,526 shares that may be issued upon the exercise of equity awards and warrants, respectively, or 16,132,847 shares issuable upon the conversion of our Convertible Notes. In addition, we have the ability to issue an additional 2,639,418 equity awards tied to our common stock under our currently authorized equity incentive plans. The exercise of equity awards and warrants and the conversion of convertible debt instruments could adversely affect the price of the Company’s common stock, will reduce the percentage of common stock held by the Company’s current stockholders and may cause its current stockholders to suffer significant dilution, which may adversely affect the market.
Our amended and restated certificate of incorporation and our amended and restated bylaws may impede or discourage a takeover, which could reduce the market price of our common stock and the value of the Convertible Notes.
Certain provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may delay or prevent a third party from acquiring control of us, even if a change in control would be beneficial to our existing stockholders. Our governing documents include provisions that:

•
authorize our board of directors to create and issue, without stockholder approval, up to 55,000,000 shares of undesignated preferred stock, which could be used to dilute the ownership of a hostile acquirer;

•
grant the board of directors the exclusive right to fill a vacancy on the board of directors, whether such vacancy is due to an increase in the number of directors or death, resignation or removal of a director, which prevents stockholders from being able to fill such vacancies on the board of directors; and

•
require stockholders to follow certain advance notice procedures to bring a proposal before an annual meeting, including proposing nominees for election as directors, which may discourage a potential acquirer from soliciting proxies to elect the acquirer’s own director or slate of directors.

These provisions could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce the market price of our common stock and the value of our Convertible Notes. In addition, our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in the name of the Company, actions against our directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
As of September 30, 2018, we had 131 leased facilities located in 58 countries. These included 11 primary research and development facilities located in Canada, China, Germany, India, Ireland, Israel, Italy and the U.S. Our real property portfolio consists of aggregate floor space of 2.8 million square feet, substantially all of which is leased. Of the 2.8 million square feet of leased space, 262,000 square feet is related to property for which the future minimum lease payments have been accrued for in accordance with GAAP pertaining to restructuring and exit activities. Our lease terms range from monthly leases to 9 years. We believe that all of our facilities are in good condition and are well maintained. Our facilities are used for current operations of all operating segments. For additional information regarding obligations under operating leases, see Note 22, “Commitments and Contingencies,” to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Item 3.	Legal Proceedings
The information set forth under Note 22, "Commitments and Contingencies," in Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, is incorporated herein by reference.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The common shares of Avaya Holdings Corp. are listed on the New York Stock Exchange ("NYSE") and began trading on the NYSE on January 17, 2018, under the symbol "AVYA."
Number of Holders of Common Shares
The number of record holders of common shares as of November 30, 2018 was 52. That number does not include the beneficial owners of shares held in “street” name or held through participants in depositories, such as The Depository Trust Company.
Dividends
No dividends were paid by Avaya Holdings Corp. over the past two fiscal years. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business, and therefore we do not anticipate paying any cash dividends in the foreseeable future.
Purchases of Equity Securities by the Issuer
The following table provides information with respect to purchases by the Company of shares of common stock during the quarter ended September 30, 2018:

	Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under Plans or Programs
July 1 - 31, 2018	—	$—	N/A	N/A
August 1 - 31, 2018	—	$—	N/A	N/A
September 1 - 30, 2018	40,716	$22.0600	N/A	N/A
Total	40,716		N/A	N/A
(1) Represents shares of common stock withheld for taxes on restricted stock units that vested.
Recent Sales of Unregistered Securities
None.

Stock Performance Graph
The following graph compares the cumulative total return on our common stock for the period from December 19, 2017, the date the common stock began trading, through September 28, 2018, with the total return over the same period on the Russell 2000 Index and the NASDAQ Computer Index. The graph assumes that $100 was invested on December 19, 2017 in the Company's common stock and in each of the indices and assumes reinvestment of dividends, if any. The graph is based on historical data and is not necessarily indicative of future price performance.

	12/19/17	12/29/17	01/31/18	02/28/18	03/29/18	04/30/18	05/31/18	06/29/18	07/31/18	08/31/18	09/28/18
Avaya Holdings Corp.	$100.00	$106.69	$126.93	$127.60	$136.17	$139.15	$134.16	$122.07	$125.11	$142.01	$134.59
Russell 2000 Index	$100.00	$99.92	$102.49	$98.42	$99.52	$100.33	$106.30	$106.92	$108.72	$113.27	$110.40
NASDAQ Computer Index	$100.00	$98.21	$104.97	$104.72	$100.68	$100.31	$108.84	$107.76	$110.25	$117.54	$116.13
This Performance Graph will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference. In addition, the Performance Graph will not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Regulation S-K, or to the liabilities of section 18 of the Securities Exchange Act of 1934, except to the extent that the Company specifically requests that such information be treated as soliciting material or specifically incorporates it by reference into a filing under the Securities Act or the Exchange Act.

Item 6.	Selected Financial Data
The following selected consolidated financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and related notes thereto included in Item 8, "Financial Statements Supplementary Data," in Part II of this Annual Report on Form 10-K. Our financial information may not be indicative of future performance.

	Successor	Predecessor
Statement of Operations Data:	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal years ended September 30,
(In millions, except per share amounts)			2017	2016	2015	2014
Revenue	$2,247	$604	$3,272	$3,702	$4,081	$4,371
Income (loss) from continuing operations, net of income taxes	287	2,977	(182)	(730)	(168)	(315)
Income from discontinued operations, net of income taxes	—	—	—	—	—	62
Net income (loss)	287	2,977	(182)	(730)	(168)	(253)

Per share data:
Income (loss) from continuing operations - basic	$2.61	$5.19	$(0.43)	$(1.54)	$(0.43)	$(0.73)
Income from discontinued operations - basic	—	—	—	—	—	0.13
Net income (loss) - basic	$2.61	$5.19	$(0.43)	$(1.54)	$(0.43)	$(0.60)

Income (loss) from continuing operations - diluted	$2.58	$5.19	$(0.43)	$(1.54)	$(0.43)	$(0.73)
Income from discontinued operations - diluted	—	—	—	—	—	0.13
Net income (loss) - diluted	$2.58	$5.19	$(0.43)	$(1.54)	$(0.43)	$(0.60)

	Successor	Predecessor
Balance Sheet Data:	As of September 30, 2018	As of September 30,
(In millions)		2017	2016	2015	2014
Cash and cash equivalents	$700	$876	$336	$323	$322
Total assets	7,679	5,898	5,821	6,836	7,179
Total debt (including current and long-term portion)	3,126	725	6,018	5,967	5,968
Liabilities subject to compromise	—	7,705	—	—	—
Capital leases	31	26	56	61	59
Total stockholders' equity (deficit)	2,051	(5,013)	(5,023)	(4,001)	(3,621)

	Successor	Predecessor
Other Financial Data:	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal years ended September 30,
(In millions)			2017	2016	2015	2014
Cash provided by (used for) by operating activities	$202	$(414)	$291	$113	$215	$35
EBITDA	289	3,479	370	125	724	627
Adjusted EBITDA(a)	611	135	866	940	900	898
(a) See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-EBITDA and Adjusted EBITDA” for a definition and explanation of EBITDA and Adjusted EBITDA and reconciliation of net (loss) income to EBITDA and Adjusted EBITDA.

The following are significant items affecting the comparability of the selected consolidated financial data for the periods presented:

•
On December 15, 2017, the Company emerged from bankruptcy and applied fresh start accounting, which required the allocation of its reorganization value to its individual assets based on their estimated fair values. As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the Consolidated Financial Statements after December 15, 2017 are not comparable with the Consolidated Financial Statements as of or prior to that date. See Note 5, "Fresh Start Accounting," to our Consolidated Financial Statements included in Part II, Item 8 and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations-Emergence from Bankruptcy" to this Annual Report on Form 10-K for a more detailed discussion.

•
During the period from October 1, 2017 through December 15, 2017 (Predecessor) and fiscal 2017 (Predecessor), the Company recorded pre-tax reorganization, net credits (costs) of $3,416 million and $(98) million, respectively. The period from October 1, 2017 through December 15, 2017 (Predecessor) primarily consists of the net gain from the consummation of the Plan of Reorganization and the related settlement of liabilities. The period from October 1, 2017 through December 15, 2017 (Predecessor) and fiscal 2017 (Predecessor) also include amounts incurred subsequent to the Bankruptcy Filing as a direct result of the Bankruptcy Filing and are comprised of professional service fees and contract rejection fees.

•
The Company acquired Spoken on March 9, 2018. Spoken has been included in the Company's results of operations starting on the acquisition date. See Note 6, "Business Combinations," to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a more detailed discussion.

•
The Company sold its Networking business on July 14, 2017, and its Technology Business Unit and IT Professional Services businesses in fiscal 2014 (Predecessor). These sales resulted in pre-tax gains of $2 million and $66 million in fiscal 2017 and 2014 (Predecessor), respectively. See Note 4, "Emergence from Voluntary Reorganization under Chapter 11 Proceedings," to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on the sale of the Networking business.

•
In fiscal 2017 (Predecessor) and 2016 (Predecessor), the Company recorded pre-tax impairment charges of $117 million and $542 million, respectively, related to goodwill and indefinite-lived intangible assets. See Note 7, "Goodwill," and Note 8, "Intangible Assets," to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

•
On December 22, 2017, the Tax Cuts and Jobs Act was signed into law, which lowered the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. During the period from December 16, 2017 through September 30, 2018 (Successor), the Company recorded an income tax benefit of $245 million to adjust deferred tax balances to reflect the new rates. See Note 14, "Income Taxes," to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

•
Restructuring and impairment charges were $81 million, $14 million, $30 million, $105 million, $62 million and $165 million on a pre-tax basis for the period from December 16, 2017 through September 30, 2018 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor), and fiscal 2017, 2016, 2015 and 2014 (Predecessor), respectively. See Note 10, "Business Restructuring Reserves and Programs," to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

•
In fiscal 2017 (Predecessor), the Company recorded non-cash interest expense of $61 million related to the accelerated amortization of debt issuance costs and accretion of debt discount related to the Company’s Bankruptcy Filing. In addition, effective January 19, 2017, the Company ceased recording interest expense on outstanding pre-petition debt classified as Liabilities subject to compromise. Contractual interest expense represented amounts due under the contractual terms of outstanding debt, including debt subject to compromise. For the period from October 1, 2017 through December 15, 2017 (Predecessor) and the period from January 19, 2017 through September 30, 2017 (Predecessor), contractual interest expense of $94 million and $316 million was not recorded as interest expense, as it was not an allowed claim under the Bankruptcy Filing.

•	As of September 30, 2017 (Predecessor), Liabilities subject to compromise included $5,832 million of Predecessor debt and $12 million of Predecessor capital lease obligations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. The matters discussed in "Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve significant risks and uncertainties. See the "Cautionary Note Regarding Forward-looking Statements" above and Part 1, Item 1A, "Risk Factors" in this Annual Report on Form 10-K for additional information regarding forward-looking statements and the factors that could cause actual results to differ materially from those anticipated in the forward-looking statements.
Overview
Avaya is a global leader in digital communications products, solutions and services for businesses of all sizes. We enable organizations around the globe to succeed by creating intelligent communications experiences for customers and employees. Avaya builds open, converged and innovative solutions to enhance and simplify communications and collaboration in the cloud, on-premises or a hybrid of both. Our global, experienced team of professionals delivers award-winning services from initial planning and design, to seamless implementation and integration, to ongoing managed operations, optimization, training and support. As of September 30, 2018, we had a presence in approximately 180 countries worldwide and during the past three fiscal years we served more than 90% of the Fortune 100 organizations. Our business has two operating segments: Products & Solutions and Services.
Products & Solutions
Products & Solutions encompasses our unified communications and contact center platforms, applications and devices.
Unified Communications: Avaya unifies communications, helping companies increase employee productivity, improve customer service and reduce costs. Avaya embeds communications directly into the applications, browsers and devices employees use every day to create a single, powerful gateway for voice, video, messaging, conferencing and collaboration. We give people a more natural, efficient, and flexible way to connect, engage, respond, and share - where and how they want - for better business results.
Avaya offers an open, extensible development platform, so that customers and third parties can easily create custom applications and automated workflows for their unique needs, integrating Avaya’s capabilities into the customer's existing infrastructure and business applications.
Contact Center: Avaya’s industry-leading omnichannel contact center solutions enable customers to build a customized portfolio of applications, driving stronger customer engagement and higher customer lifetime value. Our reliable, secure and scalable communications solutions include voice, email, chat, social media, video, performance management and ease of third-party integration that can improve customer service and help companies compete more effectively.
Avaya also focuses on ensuring an outstanding experience for mobile callers, because we integrate transformative technologies, including Artificial Intelligence ("AI"), big data analytics, and cybersecurity into our contact center solutions. As organizations use these solutions to gain a deeper understanding of their customer needs, we believe that their teams become more efficient and effective and their customer loyalty grows.
Both segments are supported by our portfolio of innovative business phones and multimedia devices, which is one of the broadest in the industry. Avaya brings consumer technology to the employee desktop in a way that can help our customers enhance customer service, internal and external collaboration, and employee productivity. Customers experience seamless audio and video capabilities for both Avaya and approved third-party Unified Communications (or "UC") platforms via open Session Initiation Protocol ("SIP") devices. SIP is used for signaling and controlling multi-media communication sessions in applications of Internet telephony for voice and video calls, along with integration with numerous apps that help connect and accelerate business. Developers can easily customize capabilities for their specific needs with our client Software Development Kit ("SDK").
Services
Avaya Services consists of three business areas: Global Support Services, Enterprise Cloud and Managed Services and Professional Services. Together, these comprehensive services enable clients to leverage communications technology to help them maximize their business results. Our global, experienced team of experts delivers award-winning services from initial planning and design, to seamless implementation and integration, to ongoing managed operations, optimization, training and support.

We help our customers use communications to minimize the risk of outages, enable employee productivity and deliver a differentiated customer experience.
Our services teams also help our clients transition at their desired pace to next generation communications technology solutions, either via the cloud, on-premises, or a hybrid of both. Customers can choose various levels of support for their communications solutions, including deployment, training, monitoring, troubleshooting and optimization, and more. Our proactive, preventative system performance monitoring can quickly identify and resolve issues. Remote diagnostics and resolutions rapidly fix existing problems and avoid potential issues, helping our customers to save time and reducing the risk of an outage.

•
Global Support Services feature offerings that address the risk of system outages and also help businesses protect their technology investments. We help our customers maintain their competitiveness through proactive problem prevention, rapid resolution and continual solution optimization. The majority of our revenue in this business is recurring in nature.

•
Enterprise Cloud and Managed Services enables customers to take advantage of our technology via the cloud, on-premises, or a hybrid of both, depending on the solution and the needs of the customer. The majority of our revenue in this business is recurring in nature and based on multi-year services contracts.

•
Professional Services enable businesses worldwide to take full advantage of their solution investments to drive measurable business results. Our expert consultants and experienced engineers work with clients as a strategic partner along each step of the solution lifecycle to deliver services that drive business transformation and expand ongoing value. The majority of our revenue in this business is one-time in nature.

Effective September 30, 2018, the Company changed the name of its Global Communications Solutions (“GCS”) and Avaya Global Services (“AGS”) segments to "Products & Solutions" and "Services," respectively. These were name changes only and did not have an impact on the operating results of each segment. Avaya also previously had a Networking business, which was sold on July 14, 2017.
Recent Developments
Spoken Acquisition
On March 9, 2018, the Company acquired Intellisist, Inc. (“Spoken”), a United States-based private technology company, which provides cloud-based Contact Center as a Service ("CCaaS") solutions and customer experience management and automation applications. The total purchase price was $172 million, consisting of $157 million in cash, $14 million in contingent consideration and a $1 million settlement of Spoken’s net payable to the Company. Prior to the acquisition, the Company and Spoken had been working in a co-development partnership for more than a year pursuant to which the Company had recorded a net receivable from Spoken for services provided.
Spoken became a wholly-owned subsidiary of the Company on March 9, 2018. Spoken’s revenue and operating loss included in the Company’s results for the period from the transaction date through September 30, 2018 (Successor) was $8 million and $31 million, respectively, including $7 million of compensation expense for the accelerated vesting of certain Spoken stock option awards and $7 million of amortization for acquired technology intangible assets.
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

•
The Debtors' obligations under stock certificates, equity interests, and/or any other instrument or document directly or indirectly evidencing or creating any indebtedness or obligation of, or ownership interest in, the Debtors or giving rise to any claim or equity interest were canceled, except as provided under the Plan of Reorganization and as noted below;

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

•
The Debtors established a liquidating trust in the amount of $58 million for the benefit of general unsecured creditors. In addition, the Company issued 0.2 million additional shares of common stock for the benefit of its former general unsecured creditors. The general unsecured creditors will receive a total of $58 million in cash and these shares of common stock. Any excess cash and/or common stock not distributed to the general unsecured creditors will be distributed to the holders of the Predecessor first lien obligations.

Beginning on the Emergence Date, the Company applied fresh start accounting, which resulted in a new basis of accounting and the Company becoming a new entity for financial reporting purposes. As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the consolidated financial statements after December 15, 2017 are not comparable with the consolidated financial statements on or prior to that date. Refer to Note 5, "Fresh Start Accounting," to our Consolidated Financial Statements for further details.
Factors and Trends Affecting Our Results of Operations
There are a number of trends and uncertainties affecting our business. For example, we are dependent on general economic conditions and the willingness of our customers to invest in technology. In addition, instability in the geopolitical environment of our customers, instability in the global credit markets and other disruptions put pressure on the global economy causing uncertainties. We are also affected by the impact of foreign currency exchange rates on our business. We believe these uncertainties have impacted our customers’ willingness to spend on IT and the manner in which they procure such technologies and services. This includes delays or rejection of capital projects, including the implementation of our products and services. In addition, as further explained below, we believe there is a growing market trend around cloud consumption preferences with more customers exploring operating expense and subscription-based models as opposed to capital expenditure (“CapEx”) models for procuring technology.
As a result of a growing market trend preferring cloud consumption, more customers are exploring subscription and pay-per-use based models, rather than CapEx models, for procuring technology. The shift to subscription and pay-per-use models enables customers to manage costs and efficiencies by paying a subscription or a per minute or per message fee for business communications services rather than purchasing the underlying products and services, infrastructure and personnel, which are owned and managed by the equipment vendor or a cloud and managed services provider. We believe the market trend toward these flexible consumption models will continue as we see an increasing number of opportunities and requests for proposals based on subscription and pay-per-use models. This trend has driven an increase in the proportion of total Company revenues attributable to software and services. In addition, we believe customers are moving away from owned and operated infrastructure, preferring cloud offerings and virtualized server defined networks, which reduce our associated maintenance support opportunities. We continue to evolve into a software and services business and focus our go-to-market efforts by introducing new solutions and innovations, particularly on workflow automation, multi-channel customer engagement and cloud-enabled communications applications. The Company is focused on growing products and services with a recurring revenue stream. Recurring revenue includes products and services that are delivered pursuant to multi-period contracts including revenue recurring from sales of software, maintenance, and Cloud and Avaya private cloud services, which was recently renamed Enterprise Cloud and Managed Services.
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
Financial Results Summary
Our financial results for the period from October 1, 2017 through December 15, 2017 and for fiscal 2017 and 2016 are referred to as those of the “Predecessor” period. Our financial results for the period from December 16, 2017 through September 30, 2018 are referred to as those of the “Successor” period. Our results of operations as reported in our Consolidated Financial Statements for these periods are prepared in accordance with GAAP. Although GAAP requires that we report on our results for the period from October 1, 2017 through December 15, 2017 and the period from December 16, 2017 through September 30, 2018 separately, management views the Company’s operating results for the fiscal year ended September 30, 2018 by combining the results of the applicable Predecessor and Successor periods because such presentation provides the most meaningful comparison of our results to prior periods.
The Company cannot adequately benchmark the operating results of the period from December 16, 2017 through September 30, 2018 against any of the previous periods reported in its Consolidated Financial Statements without combining it with the period from October 1, 2017 through December 15, 2017 and does not believe that reviewing the results of this period in isolation would be useful in identifying any trends in or reaching any conclusions regarding the Company’s overall operating performance. Management believes that the key performance metrics such as revenue, gross margin and operating (loss) income for the Successor period when combined with the Predecessor period provides more meaningful comparisons to other periods and are useful in identifying current business trends. Accordingly, in addition to presenting our results of operations as reported in our Consolidated Financial Statements in accordance with GAAP, the table and discussion below also presents the combined results for the fiscal year ended September 30, 2018.
The combined results for the fiscal year ended September 30, 2018, which we refer to herein as results for "fiscal 2018," represent the sum of the reported amounts for the Predecessor period from October 1, 2017 through December 15, 2017 and the Successor period from December 16, 2017 through September 30, 2018. These combined results are not considered to be prepared in accordance with GAAP and have not been prepared as pro forma results under applicable regulations. The combined operating results may not reflect the actual results we would have achieved absent our emergence from bankruptcy and may not be indicative of future results.

The following table displays our consolidated net income (loss) for the periods indicated:

	Successor	Predecessor	Non-GAAP Combined	Predecessor
	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal years ended September 30,
(In millions)			2018	2017	2016
REVENUE
Products	$989	$253	$1,242	$1,437	$1,755
Services	1,258	351	1,609	1,835	1,947
	2,247	604	2,851	3,272	3,702
COSTS
Products:
Costs	372	84	456	499	629
Amortization of technology intangible assets	135	3	138	20	30
Services	597	155	752	745	785
	1,104	242	1,346	1,264	1,444
GROSS PROFIT	1,143	362	1,505	2,008	2,258
OPERATING EXPENSES
Selling, general and administrative	888	264	1,152	1,261	1,401
Research and development	172	38	210	225	273
Amortization of intangible assets	127	10	137	204	226
Impairment of indefinite-lived intangible assets	—	—	—	65	100
Goodwill impairment	—	—	—	52	442
Restructuring charges, net	81	14	95	30	105
	1,268	326	1,594	1,837	2,547
OPERATING (LOSS) INCOME	(125)	36	(89)	171	(289)
Interest expense	(169)	(14)	(183)	(246)	(471)
Other income (expense), net	35	(2)	33	(25)	41
Reorganization items, net	—	3,416	3,416	(98)	—
(LOSS) INCOME BEFORE INCOME TAXES	(259)	3,436	3,177	(198)	(719)
Benefit from (provision for) income taxes	546	(459)	87	16	(11)
NET INCOME (LOSS)	$287	$2,977	$3,264	$(182)	$(730)

The following table displays the impact of the fair value adjustments resulting from fresh start accounting (See Note 5, "Fresh Start Accounting," to our Consolidated Financial Statements), excluding those related to the amortization of intangible assets, on the Company's operating loss for the period indicated:

(In millions)	Period from December 16, 2017 through September 30, 2018
REVENUE
Products	$(63)
Services	(143)
(206)
COSTS
Products	21
Services	37
58
GROSS PROFIT	(264)
OPERATING EXPENSES
Selling, general and administrative	16
Research and development	(11)
5
OPERATING LOSS	$(259)
Fiscal Year Ended September 30, 2018 Combined Results Compared with Fiscal Year Ended September 30, 2017
Revenue
Revenue for fiscal 2018 was $2,851 million compared to $3,272 million for fiscal 2017. The decrease was primarily the result of the recognition of deferred revenue at fair value upon emergence from bankruptcy, which resulted in lower revenue in subsequent periods; the sale of the Networking business in July 2017; and lower demand for the Company's unified communications products and maintenance services mainly due to extended procurement cycles resulting from the Bankruptcy Filing. The lower demand for our products in prior periods also contributed, in part, to lower maintenance services revenue for fiscal 2018. The decrease was partially offset by higher contact center professional services sales; the favorable impact of foreign currency exchange rates; and incremental revenue from the Spoken acquisition.
The following table displays revenue and the percentage of revenue to total sales by operating segment for the periods indicated:

					Percentage of Total Revenue
	Successor	Predecessor	Non-GAAP Combined	Predecessor	Non-GAAP Combined	Predecessor		Yr. to Yr. Percentage Change, net of Foreign Currency Impact
(In millions)	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal year ended September 30, 2018	Fiscal year ended September 30, 2017	Fiscal year ended September 30, 2018	Fiscal year ended September 30, 2017	Yr. to Yr. Percentage Change
Products & Solutions	$1,052	$253	$1,305	$1,297	46%	40%	1%	0%
Networking	—	—	—	140	0%	4%	(100)%	(100)%
Services	1,401	351	1,752	1,835	61%	56%	(5)%	(5)%
Unallocated amounts	(206)	—	(206)	—	(7)%	0%	(1)	(1)
Total revenue	$2,247	$604	$2,851	$3,272	100%	100%	(13)%	(14)%

(1)	Not meaningful
Products & Solutions revenue for fiscal 2018 was $1,305 million compared to $1,297 million for fiscal 2017. The increase was primarily attributable to the favorable impact of foreign currency exchange rates and incremental revenue from the Spoken acquisition, partially offset by lower unified communications revenue.
Networking revenue for fiscal 2017 was $140 million. The Networking business was sold to Extreme in July 2017.

Services revenue for fiscal 2018 was $1,752 million compared to $1,835 million for fiscal 2017. The decrease was primarily due to lower maintenance services revenue and the sale of the Networking business, partially offset by the favorable impact of foreign currency exchange rates and higher contact center professional services sales.
Unallocated amounts for fiscal 2018 represent the fair value adjustment to deferred revenue recognized upon emergence from bankruptcy and excluded from segment revenue.
The following table displays revenue and the percentage of revenue to total sales by location for the periods indicated:

					Percentage of Total Revenue
	Successor	Predecessor	Non-GAAP Combined	Predecessor	Non-GAAP Combined	Predecessor		Yr. to Yr. Percentage Change, net of Foreign Currency Impact
(In millions)	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal year ended September 30, 2018	Fiscal year ended September 30, 2017	Fiscal year ended September 30, 2018	Fiscal year ended September 30, 2017	Yr. to Yr. Percentage Change
U.S.	$1,184	$331	$1,515	$1,798	53%	55%	(16)%	(16)%
International:
Europe, Middle East and Africa	603	166	769	834	27%	26%	(8)%	(11)%
Asia Pacific	256	57	313	334	11%	10%	(6)%	(7)%
Americas International - Canada and Latin America	204	50	254	306	9%	9%	(17)%	(16)%
Total International	1,063	273	1,336	1,474	47%	45%	(9)%	(11)%
Total revenue	$2,247	$604	$2,851	$3,272	100%	100%	(13)%	(14)%
Revenue in the U.S. for fiscal 2018 was $1,515 million compared to $1,798 million for fiscal 2017. The decrease in U.S. revenue was primarily attributable to the recognition of deferred revenue at fair value upon emergence from bankruptcy, which results in lower revenue in subsequent periods; the impact of the sale of the Networking business in July 2017; a decrease in maintenance services revenue; and lower sales of unified communications and contact center products, partially offset by incremental revenue from the Spoken acquisition. Revenue in Europe, Middle East and Africa ("EMEA") for fiscal 2018 was $769 million compared to $834 million for fiscal 2017. The decrease in EMEA revenue was primarily attributable to the impact of the sale of the Networking business and the recognition of deferred revenue at fair value upon emergence from bankruptcy, partially offset by an increase in demand for our unified communications products and the favorable impact of foreign currency exchange rates. Revenue in Asia Pacific ("APAC") for fiscal 2018 was $313 million compared to $334 million for fiscal 2017. The decrease in APAC revenue was primarily attributable to the impact of the sale of the Networking business and the recognition of deferred revenue at fair value upon emergence from bankruptcy, partially offset by higher sales of unified communications products and the favorable impact of foreign currency exchange rates. Revenue in Americas International for fiscal 2018 was $254 million compared to $306 million for fiscal 2017. The decrease in Americas International revenue was primarily attributable to the sale of the Networking business; the recognition of deferred revenue at fair value upon emergence from bankruptcy; and lower sales of unified communications products, partially offset by the favorable impact of foreign currency exchange rates.

We sell our products both directly to end users and through an indirect sales channel. The following table provides a comparison of each for the periods indicated:

					Percentage of Total Products & Solutions and Networking Revenue
	Successor	Predecessor	Non-GAAP Combined	Predecessor	Non-GAAP Combined	Predecessor		Yr. to Yr. Percentage Change, net of Foreign Currency Impact
(In millions)	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal year ended September 30, 2018	Fiscal year ended September 30, 2017	Fiscal year ended September 30, 2018	Fiscal year ended September 30, 2017	Yr. to Yr. Percentage Change
Direct	$300	$80	$380	$382	29%	27%	(1)%	(2)%
Indirect	752	173	925	1,055	71%	73%	(12)%	(13)%
Total Products & Solutions and Networking revenue	$1,052	$253	$1,305	$1,437	100%	100%	(9)%	(10)%
Gross Profit
The following table sets forth gross profit and gross margin by operating segment for the periods indicated:

					Gross Margin
	Successor	Predecessor	Non-GAAP Combined	Predecessor	Non-GAAP Combined	Predecessor	Change
(In millions)	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal year ended September 30, 2018	Fiscal year ended September 30, 2017	Fiscal year ended September 30, 2018	Fiscal year ended September 30, 2017	Amount	Percent
Products & Solutions	$696	$169	$865	$890	66.3%	68.6%	$(25)	(2.8)%
Networking	—	—	—	48	—%	34.3%	(48)	(100)%
Services	843	196	1,039	1,091	59.3%	59.5%	(52)	(4.8)%
Unallocated amounts	(396)	(3)	(399)	(21)	(1)	(1)	(378)	(1)
Total	$1,143	$362	$1,505	$2,008	52.8%	61.4%	$(503)	(25)%

(1)	Not meaningful
Gross profit for fiscal 2018 was $1,505 million compared to $2,008 million for fiscal 2017. The decrease was primarily attributable to the impact of applying fresh start accounting upon emergence from bankruptcy, including the effect of the recognition of deferred revenue at fair value, which resulted in lower revenue in subsequent periods, and the amortization of technology intangibles with higher asset values; the sale of the Networking business in July 2017; a decrease in sales of maintenance services; incremental amortization of technology intangibles acquired from the Spoken acquisition; and lower sales of unified communications products, partially offset by an increase in professional services and cloud services gross profit and the favorable impact of foreign currency exchange rates.
Products & Solutions gross profit for fiscal 2018 was $865 million compared to $890 million for fiscal 2017. The decrease was attributable to lower sales of unified communications products, partially offset by the favorable impact of foreign currency exchange rates.
Networking gross profit for fiscal 2017 was $48 million. The Networking business was sold to Extreme in July 2017.
Services gross profit for fiscal 2018 was $1,039 million compared to $1,091 million for fiscal 2017. The decrease in Services gross profit was due to a decrease in sales of maintenance services and the sale of the Networking business, partially offset by an increase in professional services and cloud services gross profit and the favorable impact of foreign currency exchange rates.
Unallocated amounts for fiscal 2018 include the fair value adjustments recognized upon emergence from bankruptcy and excluded from segment gross profit; the effect of the amortization of technology intangibles; and costs that are not core to the measurement of segment performance, but rather are controlled at the corporate level. Unallocated amounts for fiscal 2017 included the effect of the amortization of technology intangibles and costs that are not core to the measurement of segment performance, but rather controlled at the corporate level.

Operating Expenses
The following table sets forth operating expenses and the percentage of operating expenses to total revenue for the periods indicated:

					Percentage of Total Revenue
	Successor	Predecessor	Non-GAAP Combined	Predecessor	Non-GAAP Combined	Predecessor	Change
(In millions)	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal year ended September 30, 2018	Fiscal year ended September 30, 2017	Fiscal year ended September 30, 2018	Fiscal year ended September 30, 2017	Amount	Percent
Selling, general and administrative	$888	$264	$1,152	$1,261	40.4%	38.5%	$(109)	(9)%
Research and development	172	38	210	225	7.4%	6.9%	(15)	(7)%
Amortization of intangible assets	127	10	137	204	4.8%	6.2%	(67)	(33)%
Impairment of indefinite-lived intangible assets	—	—	—	65	—%	2.0%	(65)	(100)%
Goodwill impairment	—	—	—	52	—%	1.6%	(52)	(100)%
Restructuring charges, net	81	14	95	30	3.3%	0.9%	65	217%
Total operating expenses	$1,268	$326	$1,594	$1,837	55.9%	56.1%	$(243)	(13)%
Selling, general and administrative expenses for fiscal 2018 were $1,152 million compared to $1,261 million for fiscal 2017. The decrease was primarily attributable to advisory fees incurred in the prior year period to assist in the assessment of strategic and financial alternatives to improve the Company's capital structure; expenses associated with the Networking business that was sold in July 2017; costs incurred in connection with certain legal matters; and the impact of fresh start accounting, partially offset by the unfavorable impact of foreign currency exchange rates and Spoken acquisition-related costs. The impact of applying fresh start accounting resulted in additional depreciation expense as property, plant and equipment was recorded at fair value, resulting in higher asset values; and lower sales commission expense due to the recognition of deferred revenue at fair value, which resulted in lower revenue and sales commission expense in subsequent periods.
Research and development expenses for fiscal 2018 were $210 million compared to $225 million for fiscal 2017. The decrease was primarily attributable to expenses associated with the Networking business that was sold in July 2017, partially offset by higher depreciation expense due to the impact of applying fresh start accounting as described above; the unfavorable impact of foreign currency exchange rates; and research and development costs associated with the Spoken acquisition in March 2018.
Amortization of intangible assets for fiscal 2018 was $137 million compared to $204 million for fiscal 2017. The carrying value of intangible assets was adjusted upon the application of fresh start accounting resulting in higher asset values and longer remaining useful lives.
Impairment of indefinite-lived intangible assets for fiscal 2017 was $65 million. Due to the Company filing for bankruptcy and also experiencing a decline in revenues, a revision of its five year forecast was completed in the quarter ended June 30, 2017. Due to the decline in revenue in the five year forecast, the Company tested its intangible assets with indefinite lives and other long-lived assets for impairment. The Company estimated the fair values of its indefinite-lived intangible assets using the royalty savings method, which values an asset by estimating the royalties saved through ownership of the asset. As a result of the impairment test, the Company estimated the fair value of its trademarks and trade names to be $190 million as compared to a carrying amount of $255 million and recorded the impairment charge of $65 million. There was no such impairment in fiscal 2018.
Goodwill impairment for fiscal 2017 was $52 million. As a result of the sale of certain assets and liabilities of the Company's Networking business to Extreme in July 2017, it was determined that the fair value of the Networking services component was less than its carrying value. As a result, the Company recorded a goodwill impairment charge of $52 million. No goodwill impairments have been recognized in fiscal 2018.
Restructuring charges, net, for fiscal 2018 were $95 million compared to $30 million for fiscal 2017. Restructuring charges recorded during fiscal 2018 included employee separation costs of $83 million primarily associated with employee severance actions in EMEA and the U.S. and lease obligations of $12 million primarily in the U.S. and EMEA. Restructuring charges recorded during fiscal 2017 included employee separation costs of $21 million primarily associated with employee severance actions in the U.S. and EMEA and lease obligations of $9 million, primarily in EMEA.
Operating (Loss) Income
Operating loss for fiscal 2018 was $89 million compared to operating income of $171 million for fiscal 2017. Our operating results for fiscal 2018 as compared to fiscal 2017 reflect, among other things:

•	the impact of applying fresh start accounting upon emergence from bankruptcy on December 15, 2017;

•	impairment charges for indefinite-lived intangible assets and goodwill recognized during fiscal 2017;

•	higher restructuring charges for fiscal 2018, primarily related to employee separation charges and lease termination agreements associated with vacated facilities particularly in Europe and the U.S.;

•	lower advisory fees incurred to assist in the assessment of strategic and financial alternatives to improve the Company’s capital structure during fiscal 2018 of $62 million;

•	costs incurred in connection with certain legal matters of $37 million for fiscal 2018;

•	operating results from the Networking business for fiscal 2017; and

•	operating results from the Spoken acquisition completed in March 2018.
Interest Expense
Interest expense for fiscal 2018 was $183 million compared to $246 million for fiscal 2017. Fiscal 2017 included non-cash interest expense of $61 million related to the accelerated amortization of debt issuance costs and accretion of debt discount. Our Bankruptcy Filing, which constituted an event of default under our Predecessor first lien obligations and Predecessor second lien obligations, accelerated the Company's payment obligations under those instruments. Consequently, all debt outstanding under our Predecessor first lien obligations and Predecessor second lien obligations were classified as Liabilities subject to compromise, and related unamortized deferred financing costs and debt discounts in the amount of $61 million were expensed during fiscal 2017. Effective January 19, 2017, the Company ceased recording interest expense on outstanding pre-petition debt classified as Liabilities subject to compromise. Contractual interest expense represented amounts due under the contractual terms of outstanding debt, including debt classified as Liabilities subject to compromise. For the period from October 1, 2017 through December 15, 2017 and the period from January 19, 2017 through September 30, 2017, contractual interest expense of $94 million and $316 million, respectively, was not recorded as interest expense, as it was not an allowed claim under the Bankruptcy Filing. Contractual interest expense recorded for fiscal 2018 and 2017 was $175 million and $185 million, respectively, a decrease of $10 million.
Other Income (Expense), Net
Other income, net for fiscal 2018 was $33 million as compared to other expense, net of $25 million for fiscal 2017. Other income, net for fiscal 2018 included net foreign currency gains of $28 million, principally due to the strengthening of the U.S. dollar compared to certain foreign exchange rates on U.S. dollar denominated receivables maintained in non-U.S. locations, mainly Argentina, India and Mexico; income from a transition services agreement entered into in connection with the sale of the Networking business to Extreme (the "TSA") of $8 million; interest income of $7 million; other pension and post-retirement benefit credits of $5 million; and other, net of $2 million, partially offset by a loss due to the change in fair value of the Emergence Date Warrants of $17 million. Other expense, net for fiscal 2017 included other pension and post-retirement benefit costs of $34 million and other, net of $2 million, partially offset by interest income of $4 million; income from the TSA with Extreme of $3 million; a gain on the sale of the Networking business of $2 million; and net foreign currency gains of $2 million.
As a result of adopting Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost," the Company reclassified $34 million of other pension and post-retirement benefit costs to Other expense, net for fiscal 2017. For fiscal 2018, the Company recorded $5 million of other pension and post-retirement benefit credits in Other income, net.
Reorganization Items, Net
Reorganization items, net for fiscal 2018 and 2017 were $3,416 million and $(98) million, respectively. Reorganization items, net for fiscal 2018 primarily consists of the net gain from the consummation of the Plan of Reorganization and the related settlement of liabilities. Reorganization items, net for fiscal 2018 and 2017 also include amounts incurred subsequent to the Bankruptcy Filing as a direct result of the Bankruptcy Filing and are comprised of professional service fees and contract rejection fees. See Note 4, "Emergence from Voluntary Reorganization under Chapter 11 Proceedings," and Note 5, "Fresh Start Accounting," for additional information.

Benefit from (Provision for) Income Taxes
The benefit from income taxes was $87 million for fiscal 2018 compared with a benefit from income taxes of $16 million for fiscal 2017.
The Company’s effective income tax rate for fiscal 2018 differed from the U.S. federal tax rate primarily due to: (1) the effect of tax rate differentials on foreign income/loss, (2) losses generated within certain foreign jurisdictions for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) non-U.S. withholding taxes on foreign earnings, (4) current period changes to unrecognized tax positions, (5) U.S. state and local income taxes, (6) the impact of the Tax Cuts and Jobs Act, (7) the impact of reorganization and fresh start adjustments, and (8) the utilization and recognition of previously unrecognized tax net operating losses, and the reversal of deferred tax liabilities, associated with the centralization of the management and ownership of certain intellectual property.
The Company’s effective income tax rate for fiscal 2017 differed from the U.S. federal tax rate primarily due to: (1) the effect of tax rate differentials on foreign income/loss, (2) changes in the valuation allowance established against the Company’s deferred tax assets, (3) tax positions taken during the year offset by reductions for unrecognized tax benefits resulting from the lapse of statute of limitations and the completion of income tax examinations, (4) the non-deductible portion of goodwill impairment, (5) the non-deductible portion of the loss on the sale of Networking business assets, (6) the non-deductible portion of reorganization items, (7) the effect of enacted changes in tax laws, and (8) the recognition of income tax benefits as a result of net gains in other comprehensive income.
Net Income (Loss)
Net income was $3,264 million for fiscal 2018 compared to a net loss of $182 million for fiscal 2017, primarily due to the reorganization gain of $3,416 million resulting from our emergence from bankruptcy and the items discussed above.
Fiscal Year Ended September 30, 2017 Results Compared with Fiscal Year Ended September 30, 2016
Revenue
Revenue for fiscal 2017 and 2016 was $3,272 million and $3,702 million, respectively, a decrease of $430 million or 12%. The following table displays revenue and the percentage of revenue to total sales by operating segment:

			Percentage of Total Revenue		Yr. to Yr. Percent Change	Yr. to Yr. Percent Change, net of Foreign Currency Impact
(In millions)	2017	2016	2017	2016
Products & Solutions	$1,297	$1,536	40%	41%	(16)%	(15)%
Networking(1)	140	219	4%	6%	(36)%	(36)%
Services	1,835	1,947	56%	53%	(6)%	(6)%
Total revenue	$3,272	$3,702	100%	100%	(12)%	(11)%

(1) Networking business was sold on July 14, 2017; therefore, the Company recognized no revenue after the date of sale.
Products & Solutions revenue for fiscal 2017 and 2016 was $1,297 million and $1,536 million, respectively, a decrease of $239 million or 16%. The decrease was primarily attributable to uncertainties that had an impact on our customers’ buying decisions as we saw ongoing procurement slowdowns and extended procurement cycles resulting from the Bankruptcy Filing. As a result, there was a lower demand for endpoints, gateways, Nortel and Tenovis products, SME Telephony products and servers.
Networking revenue for fiscal 2017 and 2016 was $140 million and $219 million, respectively, a decrease of $79 million or 36%. The decrease in Networking revenue was primarily attributable to the sale of certain assets and liabilities of the Company’s Networking segment in July 2017 to Extreme. Prior to the sale, there was a lower demand for our products in the U.S., partially offset by greater demand for our products in EMEA.
Services revenue for fiscal 2017 and 2016 was $1,835 million and $1,947 million, respectively, a decrease of $112 million or 6%. The decrease was primarily due to lower maintenance services revenues as a result of the lower product sales discussed above and lower professional services revenue.

The following table displays revenue and the percentage of revenue to total sales by location:

			Percentage of Total Revenue		Yr. to Yr. Percent Change	Yr. to Yr. Percent Change, net of Foreign Currency Impact
(In millions)	2017	2016	2017	2016
U.S.	$1,798	$2,072	55%	56%	(13)%	(13)%
International:
EMEA	834	880	26%	24%	(5)%	(4)%
APAC-Asia Pacific	334	416	10%	11%	(20)%	(20)%
Americas International-Canada and Latin America	306	334	9%	9%	(8)%	(9)%
Total International	1,474	1,630	45%	44%	(10)%	(9)%
Total revenue	$3,272	$3,702	100%	100%	(12)%	(11)%
Revenue in the U.S. for fiscal 2017 and 2016 was $1,798 million and $2,072 million, respectively, a decrease of $274 million or 13%. This decrease was primarily attributable to lower sales of unified communications products, including endpoints, SME Telephony, and gateways; networking products; and contact center products, in addition to decreased global shared services revenue. Revenue in EMEA for fiscal 2017 and 2016 was $834 million and $880 million, respectively, a decrease of $46 million or 5%. The decrease in EMEA revenue was primarily attributable to lower sales of unified communication and networking products, and an unfavorable impact of foreign currency. Revenue in APAC for fiscal 2017 and 2016 was $334 million and $416 million, respectively, a decrease of $82 million or 20%. The decrease in APAC revenue was primarily attributable to lower sales of unified communications, principally endpoints, gateways, Aura CM, video and SME Telephony, and contact center products. Revenue in Americas International for fiscal 2017 and 2016 was $306 million and $334 million, respectively, a decrease of $28 million or 8%. The decrease in Americas International revenue was primarily attributable to lower sales of endpoints and gateways, and contact center and networking products, partially offset by increased demand for APCS and the favorable impact of foreign currency.
We sell our products directly to end users and through an indirect sales channel. The following table provides a comparison of each for the periods indicated:

			Percentage of Total Products & Solutions and Networking Revenue		Yr. to Yr. Percent Change	Yr. to Yr. Percent Change, net of Foreign Currency Impact
(In millions)	2017	2016	2017	2016
Direct	$382	$453	27%	26%	(16)%	(15)%
Indirect	1,055	1,302	73%	74%	(19)%	(19)%
Total Products & Solutions and Networking revenue	$1,437	$1,755	100%	100%	(18)%	(18)%
Gross Profit
The following table sets forth gross profit and gross margin by operating segment:

	Gross Profit		Gross Margin		Change
(In millions)	2017	2016	2017	2016	Amount	Percentage
Products & Solutions	$890	$1,047	68.6%	68.2%	$(157)	(15)%
Networking	48	80	34.3%	36.5%	(32)	(40)%
Services	1,091	1,160	59.5%	59.6%	(69)	(6)%
Unallocated amounts	(21)	(29)	(1)	(1)	8	(1)
Total	$2,008	$2,258	61.4%	61.0%	$(250)	(11)%

(1)	Not meaningful
Gross profit for fiscal 2017 and 2016 was $2,008 million and $2,258 million, respectively, a decrease of $250 million or 11%. The decrease was attributable to the decrease in sales volume, partially offset by the success of our gross margin improvement initiatives and favorable pricing. Our gross margin improvement initiatives included exiting facilities, reducing the workforce, productivity improvements and obtaining better pricing from our contract manufacturers and transportation vendors. Gross margin increased to 61.4% for fiscal 2017 from 61.0% for fiscal 2016 primarily as a result of our gross margin improvement initiatives, favorable pricing and higher software sales as a percentage of revenues, which have higher margins.
Products & Solutions gross profit for fiscal 2017 and 2016 was $890 million and $1,047 million, respectively, a decrease of $157 million or 15%. The decrease was primarily attributable to lower sales volume, partially offset by the success of our gross margin improvement initiatives and favorable pricing. Products & Solutions gross margin increased to 68.6% for fiscal 2017 compared to 68.2% for fiscal 2016 primarily as a result of favorable pricing.
Networking gross profit for fiscal 2017 and 2016 was $48 million and $80 million, respectively, a decrease of $32 million or 40%. Networking gross margin decreased to 34.3% for fiscal 2017 from 36.5% for fiscal 2016. The decrease in Networking gross profit was primarily attributable to lower sales volume as a result of the sale of the Company’s Networking business to Extreme.
Services gross profit for fiscal 2017 and 2016 was $1,091 million and $1,160 million, respectively, a decrease of $69 million or 6%. The decrease was due to lower revenue. Services gross margin decreased to 59.5% for fiscal 2017 from 59.6% for fiscal 2016.
Unallocated amounts for fiscal 2017 and 2016 included the effect of the amortization of technology intangibles and costs that are not core to the measurement of segment performance, but rather are controlled at the corporate level.
Operating Expenses
The following table sets forth operating expenses and the percentage of operating expenses to total revenue:

			Percentage of Total Revenue		Change
(In millions)	2017	2016	2017	2016	Amount	Percent
Selling, general and administrative	$1,261	$1,401	38.5%	37.9%	$(140)	(10)%
Research and development	225	273	6.9%	7.4%	(48)	(18)%
Amortization of intangible assets	204	226	6.2%	6.1%	(22)	(10)%
Impairment of indefinite-lived intangible assets	65	100	2.0%	2.7%	(35)	(35)%
Goodwill impairment	52	442	1.6%	11.9%	(390)	(88)%
Restructuring charges, net	30	105	0.9%	2.8%	(75)	(71)%
Total operating expenses	$1,837	$2,547	56.1%	68.8%	$(710)	(28)%
Selling, general and administrative expenses for fiscal 2017 and 2016 were $1,261 million and $1,401 million, respectively, a decrease of $140 million. The decrease was primarily attributable to lower costs incurred in connection with certain legal matters period over period, lower payroll and payroll related expenses realized from the success of cost savings initiatives executed in prior periods, lower selling expenses and the favorable impact of foreign currency, partially offset by advisory fees incurred to assist in the assessment of strategic and financial alternatives to improve the Company’s capital structure. Our cost savings initiatives included reductions to the workforce, exiting and consolidating facilities and relocating positions to lower-cost geographies.
Research and development expenses for fiscal 2017 and 2016 were $225 million and $273 million, respectively, a decrease of $48 million. The decrease was primarily due to lower payroll and payroll related expenses realized as a result of cost savings initiatives executed in prior periods.
Impairment of indefinite-lived intangible assets in fiscal 2017 was $65 million. Due to the Company filing for bankruptcy and also experiencing a decline in revenues, a revision of its five year forecast was completed in the quarter ended June 30, 2017. Due to the decline in revenue in the five year forecast, the Company tested its intangible assets with indefinite lives and other long-lived assets for impairment. The Company estimated the fair values of its indefinite-lived intangible assets using the royalty savings method, which values an asset by estimating the royalties saved through ownership of the asset. As a result of the impairment test, the Company estimated the fair value of its trademarks and trade names to be $190 million as compared to a carrying amount of $255 million and recorded an impairment charge of $65 million. Impairment of indefinite-lived intangible assets in fiscal 2016 was $100 million and related to the Company’s trademarks and trade names. The reduced valuation reflected additional market risks and lower sales forecasts for the Company, which was consistent with the lack of customers’ willingness to spend on products, specifically relating to unified communications, such as endpoints, gateways, Nortel and Tenovis products, servers and SME Telephony products.
Goodwill impairment in fiscal 2017 was $52 million. As a result of the sale of certain assets and liabilities of the Company’s Networking business to Extreme in July 2017, it was determined that the fair value of the Networking services component was less than its carrying value. As a result, the Company recorded a goodwill impairment charge of $52 million. Goodwill impairment in fiscal 2016 was $442 million. At July 1, 2016, the Company performed step one of the goodwill impairment test for all of its reporting units, which indicated the estimated fair value of the Unified Communication reporting unit was less than the carrying amount of its net assets (including goodwill). Therefore, the Company performed step two of its annual goodwill impairment test and determined that the carrying amount of the reporting unit’s goodwill exceeded its implied fair value resulting in an impairment to goodwill of $442 million. The impairment was primarily the result of the continued customer cutbacks in investments in unified communication products. The reduced valuation of the reporting unit reflected additional market risks and lower sales forecasts for the reporting unit, which was consistent with the lack of customers’ willingness to spend on unified communication products such as endpoints, gateways, Nortel and Tenovis products, servers and SME Telephony products. At July 1, 2016, the Company determined that the respective carrying amounts of the Company’s other reporting units did not exceed their estimated fair values and therefore no impairment of the goodwill for these reporting units existed.
Restructuring charges, net, for fiscal 2017 and 2016 were $30 million and $105 million, respectively, a decrease of $75 million. Restructuring charges recorded during fiscal 2017 include employee separation costs of $21 million primarily associated with employee severance actions in the U.S. and EMEA and lease obligations of $9 million primarily in EMEA. Restructuring charges recorded during fiscal 2016 include employee separation costs of $101 million primarily associated with employee severance actions in EMEA and Canada, and a voluntary plan initiated in the U.S., as well as lease obligations of $4 million.
Operating Income (Loss)
Fiscal 2017 had operating income of $171 million compared to an operating loss of $289 million for fiscal 2016.
Operating income (loss) for fiscal 2017 and 2016 includes impairments of goodwill and indefinite-lived intangible assets of $117 million and $542 million, depreciation and amortization of $326 million and $374 million and share-based compensation of $11 million and $16 million, respectively.
Interest Expense
Interest expense for fiscal 2017 and 2016 was $246 million and $471 million, respectively, and includes non-cash interest expense of $61 million and $20 million, respectively. Non-cash interest expense is comprised of amortization of debt issuance costs and accretion of debt discounts. The increase in non-cash interest is a result of accelerated amortization of debt issuance costs and accretion of debt discounts due to our Bankruptcy Filing. The Bankruptcy Filing constituted an event of default under the Company's Predecessor first lien and second lien obligations that accelerated its payment obligations. Consequently, all debt outstanding under the Company's Predecessor first lien and second lien obligations was classified as Liabilities subject to compromise and the related unamortized deferred financing costs and debt discounts of $61 million were expensed during fiscal 2017. Effective January 19, 2017, the Company ceased recording interest expense on outstanding pre-petition debt classified as Liabilities subject to compromise. Contractual interest expense represented amounts due under the contractual terms of outstanding debt, including debt subject to compromise. For the period from January 19, 2017 through September 30, 2017, contractual interest expense related to debt classified as Liabilities subject to compromise of $316 million was not recorded as interest expense, as it was not an allowed claim under the Bankruptcy Filing. Cash interest expense for fiscal 2017 and 2016 was $185 million and $451 million, respectively, a decrease of $266 million.
Other Income (Expense), Net
Other expense, net for fiscal 2017 was $25 million compared with other income, net of $41 million for fiscal 2016. Other expense, net for fiscal 2017 included other pension and post-retirement benefit costs of 34 million; and other expense, net of $2 million, partially offset by interest income of $4 million; income from the TSA with Extreme of $3 million; a gain on the sale of certain assets and liabilities of the Networking business of $2 million; and net foreign currency transaction gains of $2 million. Other income, net for fiscal 2016 includes $73 million from changes in the fair value of the Predecessor Series B preferred stock embedded derivative; net foreign currency transaction gains of $10 million; and interest income of $1 million, partially offset by other pension and post-retirement benefit costs of $27 million; loss on an equity investment of $11 million; and other expense, net of $5 million.
Reorganization Items, Net
Reorganization items, net for fiscal 2017 was $98 million. Reorganization items, net for fiscal 2017 included amounts incurred subsequent to the Bankruptcy Filing as a direct result of the Bankruptcy Filing and was comprised of professional service fees, contract rejection fees and DIP Credit Agreement financing costs.
Benefit from (Provision for) Income Taxes
The benefit from income taxes was $16 million for fiscal 2017 compared with a provision for income taxes of $11 million for fiscal 2016.

The Company’s effective income tax rate for fiscal 2017 differed from the U.S. federal tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss, (2) changes in the valuation allowance established against the Company’s deferred tax assets, (3) tax positions taken during the year offset by reductions for unrecognized tax benefits resulting from the lapse of statute of limitations and the completion of income tax examinations, (4) the non-deductible portion of goodwill impairment, (5) the non-deductible portion of the loss on the sale of Networking business assets, (6) the non-deductible portion of reorganization items, (7) the effect of enacted changes in tax laws, and (8) the recognition of income tax benefits as a result of net gains in other comprehensive income.
The Company’s effective income tax rate for fiscal 2016 differed from the U.S. federal tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss, (2) changes in the valuation allowance established against the Company’s deferred tax assets, (3) tax positions taken during the year offset by reductions for unrecognized tax benefits resulting from the lapse of statute of limitations, (4) the non-deductible portion of goodwill impairment, (5) the effect of enacted changes in tax laws, and (6) a $5 million income tax provision related to the change in the indefinite reinvestment assertion.
At September 30, 2017, the Company’s book basis exceeded the tax basis it had in certain foreign subsidiaries, creating an outside basis difference for which the Company provided a deferred tax liability. During fiscal 2016, the Company could no longer assert that it had the intent to indefinitely reinvest the portion of the outside basis difference related to items other than the earnings and profits of the foreign subsidiaries. Accordingly, the Company was required to adjust its deferred tax liability for the effects of this change in assertion, which increased the fiscal 2016 provision for income taxes of continuing operations by $5 million.
Liquidity and Capital Resources
We expect our existing cash balance, cash generated by operations and borrowings available under our ABL Credit Agreement to be our primary sources of short-term liquidity. Based on our current level of operations, we believe these sources will be adequate to meet our liquidity needs for at least the next twelve months. Our ability to meet our cash requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
Cash Flow Activity
The following table provides a summary of the statements of cash flows for the periods indicated:

	Successor	Predecessor	Non-GAAP Combined	Predecessor
		Revised
	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal year ended September 30, 2018	Fiscal years ended September 30,
(In millions)				2017	2016
Net cash provided by (used for):
Operating activities	$202	$(414)	$(212)	$291	$113
Investing activities	(134)	8	(126)	(70)	(100)
Financing activities	273	(102)	171	314	9
Effect of exchange rate changes on cash and cash equivalents	(7)	(2)	(9)	5	(9)
Net increase (decrease) in cash and cash equivalents	334	(510)	(176)	540	13
Cash and cash equivalents at beginning of period	366	876	876	336	323
Cash and cash equivalents at end of period	$700	$366	$700	$876	$336
Operating Activities
Cash (used for) provided by operating activities was $(212) million, $291 million and $113 million for fiscal 2018, 2017 and 2016, respectively. The change between fiscal 2018 and 2017 was primarily due to payments related to the Company's reorganization and emergence from bankruptcy, which included payments to the PBGC ($340 million), general unsecured creditor claims ($58 million) and the APP pension trust ($49 million); lower cash earnings; and higher interest and pension and other post-retirement benefits due to the cessation of such payments upon declaration of bankruptcy in January 2017. These higher payments were partially offset by lower income tax payments; lower advisory fees to assist in the assessment of strategic and financial alternatives to improve the Company's capital structure; an increase in deferred revenue as a result of advance payments for products and services; and the timing of customer payments. The change between fiscal 2017 and 2016 was primarily due to lower interest and pension and other post-retirement benefits payments as a result of filing bankruptcy; lower payments under the Company's restructuring programs; and the timing of vendor and customer payments.
Investing Activities
Cash used for investing activities for fiscal 2018, 2017 and 2016 was $126 million, $70 million and $100 million, respectively. During fiscal 2018, cash used for investing activities included the acquisition of Spoken for $157 million and capital expenditures of $74 million, partially offset by the release of restricted cash of $86 million related to the Company's emergence from bankruptcy and the release of an escrow related to the sale of the Networking business; and $17 million of proceeds received from sale-leaseback transactions, mainly the sale of equipment used in the performance of services under the Company's agreement with HP Enterprise Services, LLC ("HP"). During fiscal 2017, cash used for investing activities included an increase in restricted cash of $80 million, primarily related to cash collateralized letters of credit issued under the Predecessor Company's DIP Credit Agreement; capital expenditures of $57 million; and acquisitions of businesses, net of cash acquired of $4 million, partially offset by $70 million of proceeds from the sale of the Networking business. During fiscal 2016, cash used for investing activities included capital expenditures of $94 million; and acquisitions of businesses, net of cash acquired of $20 million, partially offset by $14 million of proceeds for the sale of equipment used in the performance of services under our agreement with HP.
Financing Activities
Cash provided by financing activities for fiscal 2018, 2017 and 2016 was $171 million, $314 million and $9 million, respectively.
Cash provided by financing activities for fiscal 2018 included:

•	proceeds of $2,896 million from the Term Loan Credit Agreement entered into on the Emergence Date;

•	proceeds of $350 million from the issuance of 2.25% Convertible Notes; and

•	proceeds from the issuance of call spread warrants (the "Call Spread Warrants") of $58 million; partially offset by:

•	repayment of the Company's Term Loan Credit Agreement of $2,918 million as part of the refinancing discussed below, net of proceeds received under the refinancing of $2,911 million;

•	repayments to the Predecessor Company first lien debt holders of $2,061 million;

•	repayment of the Predecessor Company DIP Credit Agreement of $725 million;

•	adequate protection payments related to the bankruptcy of $111 million;

•	payment of debt issuance costs of $107 million;

•	the purchase of a bond hedge of $84 million;

•	scheduled debt repayments under the Term Loan Credit Agreement of $22 million; and

•	repayments in connection with financing the use of equipment for the performance of services under our agreement with HP of $13 million.
Cash provided by financing activities for fiscal 2017 included:

•	proceeds from the Predecessor Company DIP Credit Agreement of $712 million, partially offset by:

•	scheduled debt repayments of $223 million, inclusive of adequate protection payments;

•	repayments in excess of borrowings under the Predecessor Company revolving credit facilities of $150 million; and

•	repayments under our agreement with HP of $19 million.
Cash provided by financing activities for fiscal 2016 included:

•	borrowings in excess of repayments under the Predecessor Company revolving credit facilities of $57 million, partially offset by:

•	scheduled debt repayments of $25 million; and

•	repayments under our agreement with HP of $19 million.

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
Interest Rate Contracts
On May 16, 2018, the Company entered into interest rate swap agreements with six counterparties, which fixed a portion of the variable interest due under its Term Loan Credit Agreement. Under the terms of the interest rate swap agreements, which mature on December 15, 2022, the Company pays a fixed rate of 2.935% and receives a variable rate of interest based on one-month LIBOR. As of September 30, 2018, the total notional amount of the six interest rate swap agreements was $1,800 million.
Convertible Notes
On June 11, 2018, the Company issued its 2.25% Convertible Notes in an aggregate principal of $350 million (including the underwriters’ exercise in full of an over-allotment option of $50 million), which mature on June 15, 2023 (the “Convertible Notes”). The Convertible Notes were issued under an indenture, by and between the Company and the Bank of New York Mellon Trust Company N.A., as Trustee. The Company received net proceeds from the offering of $314 million after giving effect to debt issuance costs, including the underwriting discount, the net cash used to purchase a bond hedge and the proceeds from the issuance of warrants, which are discussed below.
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
As of September 30, 2018, the Company was not in default under any of its debt agreements.
See Note 11, “Financing Arrangements,” and Note 12, "Derivative Instruments and Hedging Activities," to our Consolidated Financial Statements for further details about our financing arrangements, including summaries of the Term Loan Credit Agreement, ABL Credit Agreement and Convertible Notes.

Contractual Obligations and Sources of Liquidity
Contractual Obligations
The following table summarizes the Company's contractual obligations as of September 30, 2018:

	Payments due by period
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Total debt(1)	$3,253	$29	$58	$408	$2,758
Interest payments due on debt(2)	1,356	216	440	438	262
Purchase obligations with contract manufacturers and suppliers(3)	138	138	—	—	—
Other purchase obligations(4)	625	411	166	47	1
Operating lease obligations(5)	194	48	68	39	39
Capital lease obligations (6)	29	14	14	1	—
Pension benefit obligations(7)	537	65	108	136	228
Total	$6,132	$921	$854	$1,069	$3,288

(1)	The contractual obligations for debt represent principal payments only.

(2)
The interest payments due on debt include the impact of the Company's interest rate swap agreements. The interest payments for the unhedged portion of the Company's Term Loan Credit Agreement were calculated by applying an applicable margin to a projected LIBOR rate. The interest payments for the Company's Convertible 2.25% senior notes were based on the contractual 2.25% coupon rate.  An estimated unused facility fee was calculated for the ABL Credit Agreement using the contract rate.

(3)
During the normal course of business, in order to manage manufacturing lead times and to help assure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that allow them to produce and procure inventory based upon forecasted requirements. If the Company does not meet the specified minimum purchase commitments under these agreements, it could be required to purchase the inventory.

(4)
Other purchase obligations represent an estimate of contractual obligations in the ordinary course of business, other than commitments with contract manufacturers and suppliers, for which the Company had not received the goods or services as of September 30, 2018. Although contractual obligations are considered enforceable and legally binding, the terms generally allow the Company the option to cancel, reschedule and adjust its requirements based on the Company's business needs prior to the delivery of goods or performance of services.

(5)	Contractual obligations for operating leases include future minimum lease payments, net of remaining sublease income of $10 million.

(6)	The payments due for capital lease obligations do not include $2 million in future payments for interest.

(7)
The Company sponsors non-contributory defined pension and post-retirement plans covering certain employees and retirees. The Company's general funding policy with respect to qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations, or to directly pay benefits where appropriate. Most post-retirement medical benefits are not pre-funded. Consequently, the Company makes payments as these retiree medical benefits are disbursed. Upon emergence, the APPSE was transferred to the PBGC and the Avaya Supplemental Pension Plan was terminated. The amounts presented represent estimated minimum funding requirements through fiscal 2028.

As of September 30, 2018, the Company's unrecognized tax benefits ("UTBs") associated with uncertain tax positions were $174 million and interest and penalties related to these amounts were an additional $19 million. Those UTBs are not reflected in the table above due to the uncertainty of the timing of payments.
Future Cash Requirements
Our primary future cash requirements will be to fund debt service, restructuring payments, capital expenditures, and benefit obligations. In addition, we may use cash in the future to make strategic acquisitions.
Specifically, we expect our primary cash requirements for fiscal 2019 to be as follows:

•
Debt service—We expect to make payments of approximately $245 million during fiscal 2019 in principal and interest associated with the Term Loan Credit Agreement, and interest and fees associated with our ABL Credit Agreement and 2.25% Convertible Notes due 2023. In the ordinary course of business, we may from time to time borrow and repay amounts under our ABL Credit Agreement.

•
Restructuring payments—We expect to make payments of approximately $45 million to $50 million during fiscal 2019 for employee separation costs and lease termination obligations associated with restructuring actions we have taken through September 30, 2018. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally.

•	Capital expenditures—We expect to spend approximately $75 million to $85 million for capital expenditures and capitalized software development costs during fiscal 2019.

•
Benefit obligations—We estimate we will make payments under our pension and post-retirement benefit obligations totaling $65 million during fiscal 2019. These payments include: $26 million to satisfy the minimum statutory funding requirements of our U.S. qualified pension plans; $25 million for our non-U.S. benefit plans, which are predominantly not pre-funded; and $14 million for represented retiree post-retirement benefits. See discussion in Note 15, “Benefit Obligations,” to our Consolidated Financial Statements for further details.

In addition to the matters identified above, in the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations and proceedings, including but not limited to those identified in Note 22, "Commitments and Contingencies," to our Consolidated Financial Statements, relating to intellectual property, commercial, employment, environmental and regulatory matters, which may require us to make cash payments. These and other legal matters could have a material adverse effect on the manner in which the Company does business and the Company's financial position, results of operations, cash flows and liquidity. During the period from December 16, 2017 through September 30, 2018 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor), and fiscal 2017 and 2016 (Predecessor), the Company recognized $0 million, $37 million, $64 million and $106 million, respectively, of costs incurred in connection with the resolution of certain legal matters.
We and our subsidiaries and affiliates may from time to time seek to retire or purchase our outstanding equity (common stock and warrants) and/or debt (including publicly issued debt) through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors.
Future Sources of Liquidity
We expect our cash balance, cash generated by operations and borrowings available under our ABL Credit Agreement to be our primary sources of short-term liquidity.
As of September 30, 2018 (Successor) and September 30, 2017 (Predecessor), our cash and cash equivalent balances held outside the U.S. were $169 million and $246 million, respectively. As of September 30, 2018 (Successor), cash and cash equivalents held outside the U.S. in excess of in-country needs and, which could not be distributed to the U.S. without restriction, were not material.
Under the terms of the ABL Credit Agreement, the Company can issue letters of credit up to $150 million. At September 30, 2018 (Successor), the Company had issued and outstanding letters of credit and guarantees of $46 million. The aggregate additional principal amount that may be borrowed under the ABL Credit Agreement, based on the borrowing base less $46 million of outstanding letters of credit and guarantees, was $153 million at September 30, 2018 (Successor).
We believe that our existing cash and cash equivalents of $700 million as of September 30, 2018 (Successor), future cash provided by operating activities and borrowings available under the ABL Credit Agreement will be sufficient to meet our future cash requirements for at least the next twelve months. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
Off-Balance Sheet Arrangements
See discussion in Note 22, “Commitments and Contingencies,” to our Consolidated Financial Statements for further details.
Debt Ratings
On the Emergence Date, the Company obtained ratings from Moody’s Investors Service (“Moody’s”), Standard and Poor's ("S&P") and Fitch Ratings Inc. (“Fitch”). Moody’s issued a corporate family rating of “B2” with a stable outlook and a rating of the 7-year $2,925 million Term Loan Credit Agreement of “B2”. S&P issued a definitive corporate credit rating of "B" with a stable outlook and a rating of the Term Loan Credit Agreement of "B". Fitch issued a Long-Term Issuer Default Rating of “B” with a stable outlook and a rating of the Term Loan Credit Agreement of “B+”. On June 1 , 2018, Fitch affirmed the Long-term Issuer Default Rating of “B” and upgraded the rating of the Term Loan Credit Agreement to “BB-“.
Our ability to obtain additional external financing and the related cost of borrowing may be affected by our ratings, which are periodically reviewed by the major credit rating agencies. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies.
Commitments and Contingencies
We are party to several types of agreements, including surety bonds, purchase commitments, product financing arrangements and performance guarantees, which are fully discussed in Note 22, “Commitments and Contingencies,” to our Consolidated Financial Statements.

EBITDA and Adjusted EBITDA
EBITDA is defined as net income (loss) before income taxes, interest expense, interest income and depreciation and amortization and excludes the results of discontinued operations. EBITDA provides us with a measure of operating performance that excludes certain non-operating and/or non-cash expenses, which can differ significantly from company to company depending on capital structure, the tax jurisdictions in which companies operate and capital investments.
Adjusted EBITDA is EBITDA as further adjusted by the items noted in the reconciliation table below. We believe Adjusted EBITDA provides a measure of our financial performance based on operational factors that management can impact in the short-term, such as our pricing strategies, volume, costs and expenses of the organization, and therefore presents our financial performance in a way that can be more easily compared to prior quarters or fiscal years. In addition, Adjusted EBITDA serves as a basis for determining certain management and employee compensation. We also present EBITDA and Adjusted EBITDA because we believe analysts and investors utilize these measures in analyzing our results. Under the Company's debt agreements, the ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied in part to ratios based on a measure of Adjusted EBITDA.
EBITDA and Adjusted EBITDA have limitations as analytical tools. EBITDA measures do not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and do not necessarily indicate whether cash flows will be sufficient to fund cash needs. While EBITDA measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Further, Adjusted EBITDA excludes the impact of earnings or charges resulting from matters that we consider not to be indicative of our ongoing operations but could be substantial. In particular, our formulation of Adjusted EBITDA adjusts for certain amounts that are included in calculating net income (loss) as set forth in the following table including, but not limited to, restructuring charges, impairment charges, certain fees payable to our Predecessor private equity sponsors and other advisors, resolution of certain legal matters and a portion of our pension costs and post-retirement benefits costs, which represents the amortization of pension service costs and actuarial gain (loss) associated with these benefits. However, these are expenses that may recur, may vary and/or may be difficult to predict.

The unaudited reconciliation of net income (loss), which is a GAAP measure, to EBITDA and Adjusted EBITDA, which are non-GAAP measures, is presented below for the periods indicated:

	Successor	Predecessor
	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal years ended September 30,
(In millions)			2017	2016
Net income (loss)	$287	$2,977	$(182)	$(730)
Interest expense (a)	169	14	246	471
Interest income	(5)	(2)	(4)	(1)
(Benefit from) provision for income taxes	(546)	459	(16)	11
Depreciation and amortization	384	31	326	374
EBITDA	289	3,479	370	125
Impact of fresh start accounting adjustments (b)	196	—	—	—
Restructuring charges, net	81	14	30	105
Advisory fees (c)	18	3	85	43
Acquisition-related costs (d)	15	—	1	2
Reorganization items, net	—	(3,416)	98	—
Third-party sales transformation costs (e)	—	—	—	5
Non-cash share-based compensation	19	—	11	19
Impairment of indefinite-lived intangible assets	—	—	65	100
Goodwill impairment	—	—	52	442
Impairment of long-lived assets	—	—	3	—
Loss on sale/disposal of long-lived assets, net	4	1	—	1
Gain on sale of Networking business	—	—	(2)	—
Loss on equity investment	—	—	—	11
Resolution of certain legal matters (f)	—	37	64	106
Change in fair value of Preferred Series B embedded derivative (g)	—	—	—	(73)
Change in fair value of Emergence Date Warrants	17	—	—	—
Securities registration fees (h)	—	—	—	1
Gain on foreign currency transactions	(28)	—	(2)	(10)
Pension/OPEB/nonretirement postemployment retirement benefits and long-term disability costs(i)	—	17	90	63
Other	—	—	1	—
Adjusted EBITDA	$611	$135	$866	$940

(a)
Effective January 19, 2017, the Company ceased recording interest expense on outstanding pre-petition debt classified as liabilities subject to compromise. Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise. For the periods from October 1, 2017 through December 15, 2017 and January 19, 2017 through September 30, 2017, contractual interest expense related to debt subject to compromise of $94 million and $316 million, respectively, had not been recorded as interest expense, as it was not an allowed claim under the Bankruptcy Filing.

(b)	The impact of fresh start accounting adjustments in connection with the Company's emergence from bankruptcy.

(c)
Advisory fees represent costs incurred to assist in the assessment of strategic and financial alternatives to improve the Company's capital structure. Also included in advisory fees for the prior year periods were sponsors’ fees, which represented monitoring fees payable to affiliates of two private equity firms, Silver Lake Partners (“Silver Lake”) and TPG Capital (“TPG”, together with Silver Lake, the “Sponsors”) that each had an ownership interest in the Predecessor Company and their designees pursuant to a management services agreement. Effective as of emergence from bankruptcy, the Company ceased being an affiliate of the Sponsors and the management services agreement and related monitoring fees no longer exist.

(d)
In fiscal 2018, acquisition-related costs include investment banking, legal and other costs related to the acquisition of Spoken, including the accelerated vesting of certain Spoken stock options in connection with the acquisition.

(e)	Third-party sales transformation costs are consulting fees incurred in support of the Company’s sales initiatives and the realignment of its sales organization.

(f)	Costs in connection with the resolution of certain legal matters include reserves and settlements, as well as associated legal costs.

(g)
Represents the gain on changes in the fair value of certain embedded derivative features of the Predecessor Company’s Series B preferred stock. Under GAAP, these embedded features must be recognized at fair value at each balance sheet date with the changes in the fair value recognized in operations. The Predecessor Company's Series B preferred stock was canceled upon the Company's emergence from bankruptcy.

(h)	Represents third-party fees incurred in connection with the Company’s registration statement filed with the SEC on Form S-1, Amendment No. 8, which was subsequently withdrawn on January 23, 2017.

(i)	Represents that portion of our pension and post-retirement benefit costs which represent the amortization of prior service costs and net actuarial gain (loss) associated with these benefits.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with GAAP requires the Company's management to make judgments, assumptions and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances. Actual results may differ from these estimates and such differences may be material. Note 2, "Summary of Significant Accounting Policies," to our Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Company's Consolidated Financial Statements. Management considers the following policies critical because they are important to the portrayal of the Company's financial condition and operating results and they require management to make judgments and estimates about inherently uncertain matters.
Acquisitions and Fresh Start Accounting
The Company accounts for business combinations using the acquisition method, which requires an allocation of the purchase price of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Goodwill represents the excess of the purchase price over the net tangible and intangible assets acquired. The estimated useful lives of acquired intangible and long-lived assets are based on many factors including assumptions regarding the effects of obsolescence, demand, competition and other economic factors, expectations regarding the future use of the asset, and the Company's historical experience with similar assets. The assumptions used to determine the estimated useful lives could change due to numerous factors including product demand, market conditions, technological developments, economic conditions and competition.
Upon emergence from bankruptcy on December 15, 2017, the Company applied fresh start accounting, which required all assets and liabilities to be remeasured at fair value as of the Emergence Date. See Note 5, "Fresh Start Accounting," to our Consolidated Financial Statements for additional information.
Revenue Recognition
The Company derives revenue primarily from the sale of products and services for communications systems and applications.
The Company’s indirect sales to channel partners are generally recognized at the time of shipment if all contractual obligations have been satisfied. The Company accrues a provision for estimated sales returns and other allowances, including promotional marketing programs and other incentives as a reduction of revenue at time of sale. When estimating returns, the Company considers customary inventory levels held by third-party distributors.
The Company enters into multiple deliverable arrangements, which may include various combinations of products, software and services. Most product and service deliverables qualify as separate units of accounting and can be sold on a standalone basis. A deliverable constitutes a separate unit of accounting when it has standalone value and, where return rights exist, delivery or performance of the undelivered items is considered probable and substantially within the Company’s control. When the Company sells products with implementation services, they are generally combined as one or more units of accounting, depending on the nature of the services and the customer’s acceptance requirements.
The Company’s products may have both software and non-software components that function together to deliver the products’ essential functionality. For these multiple deliverable arrangements, the Company allocates revenue to the deliverables based on their relative selling prices. To the extent that a deliverable is subject to specific guidance on whether and/or how to allocate the consideration in a multiple element arrangement, that deliverable is accounted for in accordance with such specific guidance. The Company limits the amount of revenue recognition for delivered items to the amount that is not contingent on the future delivery of products or services or meeting other future performance obligations.
The Company allocates revenue based on a selling price hierarchy of vendor-specific objective evidence, third-party evidence, and then estimated selling price. Vendor-specific objective evidence is based on the price charged when the deliverable is sold separately. Third-party evidence is based on largely interchangeable competitor products or services in standalone sales to similarly situated customers. As the Company is unable to reliably determine what competitor products’ selling prices are on a standalone basis, the Company is not typically able to determine third-party evidence. Estimated selling price is based on the Company’s best estimates of what the selling prices of deliverables would be if they were sold regularly on a standalone basis. Estimated selling price is established considering multiple factors including, but not limited to, pricing practices in different geographies and through different sales channels, major product and services groups, and customer classifications.
Standalone or subsequent sales of software or software-related items are recognized in accordance with the software revenue recognition guidance. For multiple deliverable arrangements that only include software items, the Company generally uses the residual method to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered items equals the total arrangement consideration, less the fair value of the undelivered items. Where vendor-specific objective evidence of fair value for the undelivered items cannot be determined, the Company generally defers revenue until all items are delivered and services have been performed, or until such evidence of fair value can be determined for the undelivered items.
The Company will adopt FASB Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” effective October 1, 2018. The standard supersedes most existing revenue recognition guidance and will have an impact on the Company’s revenue recognition accounting policies. Refer to Note 3, “Recent Accounting Pronouncements,” to our Consolidated Financial Statements for additional information.
Goodwill and Indefinite-lived Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized but are subject to annual testing for impairment each July 1st, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill is tested for impairment at the reporting unit level, which is one level below the Company's operating segments. The assessment of goodwill impairment is conducted by estimating and comparing the fair value of each of the Company’s reporting units to its carrying amount. If the carrying value of a reporting unit exceeds its fair value, the Company recognizes an impairment loss equal to the amount of the excess.
Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units and the determination of the fair value of each reporting unit. The Company estimates the fair value of each reporting unit using a weighting of fair values derived from an income approach and a market approach.
Under the income approach, the fair value of a reporting unit is based on the future cash flows expected from that reporting unit. Future cash flows are based on forward-looking information regarding market share and costs for each reporting unit and are discounted using an appropriate discount rate in a discounted cash flows model. The discounted cash flows model relies on assumptions regarding revenue growth rates, gross profit, projected working capital needs, selling, general and administrative expenses, research and development expenses, business restructuring costs, capital expenditures, income tax rates, discount rates and terminal growth rates. The discount rate the Company uses represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in its reporting unit operations and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of its model, the Company uses a terminal value approach. Under this approach, the Company applies a perpetuity growth assumption to determine the terminal value. The Company incorporates the present value of the resulting terminal value into its estimate of fair value. Forecasted cash flows for each reporting unit consider current economic conditions and trends, estimated future operating results, the Company’s view of growth rates and anticipated future economic conditions. Revenue growth rates inherent in this forecast are based on input from internal and external market intelligence research sources that compare factors such as growth in global economies, regional trends in the telecommunications industry and product evolution from a technological segment basis. Macroeconomic factors such as changes in economies, product evolutions, industry consolidations and other changes beyond the Company’s control could have a positive or negative impact on achieving its targets.
The market approach estimates the fair value of a reporting unit by applying multiples of operating performance measures to the reporting unit's operating performance (the "Guideline Public Company Method"). These multiples are derived from comparable publicly-traded companies with similar investment characteristics to the reporting unit. The key estimates and assumptions that are used to determine the fair value under this market approach include current and forward 12-month operating performance results, as applicable, and the selection of the relevant multiples to be applied.
Changes in these estimates and assumptions could materially affect the determination of fair value and the goodwill impairment test result for each reporting unit. At July 1, 2018, the level of excess fair value over carrying value exceeds 10% for each of the

Company's five reporting units, except for the Global Support Services ("GSS") reporting unit which has an excess fair value over carrying value of 7%. The goodwill assigned to GSS is $1,448 million. An increase in the discount rate of 1.1% used in the most recent goodwill impairment testing calculation would result in an estimated fair value below the carrying value for this reporting unit. During the fourth quarter of 2018, we closely monitored the key variables and other market factors and determined that we were not required to perform an interim impairment test.
To the extent that changes in business conditions occur or other management decisions are made that result in adjusted management projections, it may be necessary to record impairment charges in the future.
See Note 7, "Goodwill," to our Consolidated Financial Statements for details of the Company's goodwill balance and the goodwill impairment reviews performed in fiscal 2018 (Successor) and fiscal 2017 and 2016 (Predecessor).
Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.
Additionally, the accounting for income taxes requires the Company to evaluate and make an assertion as to whether undistributed foreign earnings will be indefinitely reinvested or repatriated.
FASB ASC subtopic 740-10, “Income Taxes-Overall” (“ASC 740-10”) prescribes a comprehensive model for the financial statement recognition, measurement, classification, and disclosure of uncertain tax positions. ASC 740-10 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit based on the technical merits of the position. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.
Significant judgment is required in evaluating uncertain tax positions and determining the provision for income taxes. Although the Company believes its reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in the historical income tax provision and accruals. The Company adjusts its estimated liability for uncertain tax positions periodically due to new information discovered from ongoing examinations by, and settlements with various taxing authorities, as well as changes in tax laws, regulations and interpretations. The Company’s policy is to recognize, when applicable, interest and penalties on uncertain tax positions as part of income tax expense.
As part of the Company’s accounting for business combinations, some of the purchase price is allocated to goodwill and intangible assets. Impairment expenses associated with goodwill are generally not tax deductible and will result in an increased effective income tax rate in the fiscal period any impairment is recorded. The income tax benefit from future releases of the acquisition date valuation allowances or income tax contingencies, if any, are reflected in the income tax provision in the Consolidated Statements of Operations, rather than as an adjustment to the purchase price allocation.
Pension and Post-retirement Benefit Obligations
The Company sponsors non-contributory defined benefit pension plans covering a portion of its U.S. employees and retirees, and post-retirement benefit plans covering a portion of its U.S. employees and retirees that include healthcare benefits and life insurance coverage. Certain non-U.S. operations have various retirement benefit programs covering substantially all of their employees.
The Company’s pension and post-retirement benefit costs are developed from actuarial valuations. Inherent in these valuations are key assumptions, including the discount rate, expected long-term rate of return on plan assets, rate of compensation increase and healthcare cost trend rate. Material changes in pension and post-retirement benefit costs may occur in the future due to changes in these assumptions, changes in the number of plan participants, changes in the level of benefits provided, changes in asset levels and changes in legislation.
The discount rate is subject to change each year, consistent with changes in rates of return on high-quality fixed-income investments currently available and expected to be available during the expected benefit payment period. The Company selects the assumed discount rate for its U.S. pension and post-retirement plans by applying the rates from the Aon AA Only and Aon AA Above Median yield curves to the expected benefit payment streams and develops a rate at which it is believed the benefit obligations could be effectively settled. The Company follows a similar process for its non-U.S. pension plans by applying the Aon Euro AA corporate bond yield curve.

The market-related value of the Company’s plan assets as of the measurement date is developed using a five-year smoothing technique. First, a preliminary market-related value is calculated by adjusting the market-related value at the beginning of the year for payments to and from plan assets and the expected return on assets during the year. The expected return on assets represents the expected long-term rate of return on plan assets adjusted up to plus or minus 2% based on the actual ten-year average rate of return on plan assets. A final market-related value is determined as the preliminary market-related value, plus 20% of the difference between the actual return and expected return for each of the past five years.
Salary growth and healthcare cost trend assumptions are based on the Company's historical experience and future outlook.
While the Company believes that the assumptions used in these calculations are reasonable, differences in actual experience or changes in assumptions could materially affect the expense and liabilities related to the Company's defined benefit plans. For the U.S. pension, non-U.S. pension and post-retirement plans combined, a hypothetical 25 basis point increase or decrease in the discount rate would affect expense for the period from December 16, 2017 through September 30, 2018 by $2 million or $(3) million, respectively. A hypothetical 25 basis point increase or decrease in the discount rate would change the projected benefit obligation as of September 30, 2018 by $(56) million or $58 million, respectively. A hypothetical 25 basis point change in the expected long-term rate of return would affect expense for the period from December 16, 2017 through September 30, 2018 by approximately $2 million.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company has exposure to changing interest rates primarily under the Term Loan Credit Agreement and ABL Credit Agreement, each of which bears interest at variable rates based on LIBOR. The Company had $2,903 million of variable rate loans outstanding as of September 30, 2018.
On May 16, 2018, the Company entered into interest rate swap agreements with six counterparties, which fixed a portion of the variable interest due under its Term Loan Credit Agreement. Under the terms of the interest rate swap agreements, which mature on December 15, 2022, the Company pays a fixed rate of 2.935% and receives a variable rate of interest based on one-month LIBOR. As of September 30, 2018, the total notional amount of the six interest rate swap agreements was $1,800 million.
It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives. For the period from December 16, 2017 through September 30, 2018 (Successor), the Company recognized a loss on its hedge contracts of $6 million, which is reflected in Interest expense in the Consolidated Statements of Operations. At September 30, 2018 (Successor), the fair value of the outstanding interest rate swap agreements was a deferred loss of $3 million. Based on the payment dates of the contracts, $3 million and $7 million (including $1 million of accrued interest) was recorded in Other assets and Other current liabilities, respectively. On an annual basis, a hypothetical one percent change in interest rates for the $1,103 million of unhedged variable rate debt as of September 30, 2018 would affect interest expense by approximately $11 million.
Foreign Currency Risk
Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of our non-U.S. ("foreign") operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are Euros, Canadian Dollars, British Pound Sterling, Chinese Renminbi, Indian Rupee and Australian Dollars.
Non-U.S. denominated revenue was $630 million for the fiscal year ended September 30, 2018 (Successor and Predecessor combined). We estimate a 10% change in the value of the U.S. dollar relative to all foreign currencies would affect our revenue for the fiscal year ended September 30, 2018 (Successor and Predecessor combined) by $63 million.
The Company continuously monitors economic conditions, including inflation rates, in the various foreign locations in which it operates. As of July 1, 2018, the Company concluded that Argentina represents a hyperinflationary economy as its projected three-year cumulative inflation rate exceeds 100%. As a result, the Company changed the local functional currency for its Argentinian operations from the Argentine Peso to the U.S. Dollar effective July 1, 2018 and remeasured the financial statements for those operations to the U.S. Dollar as of July 1, 2018 in accordance with ASC 830 “Foreign Currency Matters.” Although the remeasurement on July 1, 2018 did not have an impact on the Company's Consolidated Financial Statements, foreign exchange transaction gains and losses recognized on or after July 1, 2018 will be based on Argentina’s new U.S. dollar functional currency.

Item 8.	Financial Statements and Supplementary Data
Avaya Holdings Corp.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Avaya Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Avaya Holdings Corp. and its subsidiaries (Successor) (the “Company”) as of September 30, 2018, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficit) and cash flows for the period from December 16, 2017 through September 30, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and the results of its operations and its cash flows for the period from December 16, 2017 through September 30, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis of Accounting

As discussed in Note 1 to the consolidated financial statements, the United States Bankruptcy Court for the Southern District of New York confirmed the Company's Second Amended Joint Chapter 11 Plan of Reorganization of Avaya Inc. and Its Debtor Affiliates (the "plan") on November 28, 2017. Confirmation of the plan resulted in the discharge of certain claims against the Company that arose before January 19, 2017 and terminates all rights and interests of equity security holders as provided for in the plan. The plan was substantially consummated on December 15, 2017 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of December 15, 2017.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Jose, California
December 21, 2018

We have served as the Company's auditor since 2000.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Avaya Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Avaya Holdings Corp. and its subsidiaries (Predecessor) (the “Company”) as of September 30, 2017 and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficit) and cash flows for the period from October 1, 2017 through December 15, 2017, and for the years ended September 30, 2017 and 2016, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2017, and the results of its operations and its cash flows for the period from October 1, 2017 through December 15, 2017, and for the years ended September 30, 2017 and 2016 in conformity with accounting principles generally accepted in the United States of America.

Basis of Accounting

As discussed in Note 1 to the consolidated financial statements, the Company filed a petition on January 19, 2017 with the United States Bankruptcy Court for the Southern District of New York for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company’s Second Amended Joint Chapter 11 Plan of Reorganization of Avaya Inc. and Its Debtor Affiliates was substantially consummated on December 15, 2017 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for net periodic benefit cost as of October 1, 2017.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Jose, California
December 21, 2018

We have served as the Company's auditor since 2000.

Avaya Holdings Corp.
Consolidated Statements of Operations
(In millions)

	Successor	Predecessor
	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal years ended September 30,
			2017	2016
REVENUE
Products	$989	$253	$1,437	$1,755
Services	1,258	351	1,835	1,947
	2,247	604	3,272	3,702
COSTS
Products:
Costs	372	84	499	629
Amortization of technology intangible assets	135	3	20	30
Services	597	155	745	785
	1,104	242	1,264	1,444
GROSS PROFIT	1,143	362	2,008	2,258
OPERATING EXPENSES
Selling, general and administrative	888	264	1,261	1,401
Research and development	172	38	225	273
Amortization of intangible assets	127	10	204	226
Impairment of indefinite-lived intangible assets	—	—	65	100
Goodwill impairment	—	—	52	442
Restructuring charges, net	81	14	30	105
	1,268	326	1,837	2,547
OPERATING (LOSS) INCOME	(125)	36	171	(289)
Interest expense	(169)	(14)	(246)	(471)
Other income (expense), net	35	(2)	(25)	41
Reorganization items, net	—	3,416	(98)	—
(LOSS) INCOME BEFORE INCOME TAXES	(259)	3,436	(198)	(719)
Benefit from (provision for) income taxes	546	(459)	16	(11)
NET INCOME (LOSS)	$287	$2,977	$(182)	$(730)
NET INCOME (LOSS) PER SHARE
Basic	$2.61	$5.19	$(0.43)	$(1.54)
Diluted	$2.58	$5.19	$(0.43)	$(1.54)
Weighted average shares outstanding
Basic	109.9	497.3	497.1	500.7
Diluted	111.1	497.3	497.1	500.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Successor	Predecessor
	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal years ended September 30,
			2017	2016
Net income (loss)	$287	$2,977	$(182)	$(730)
Other comprehensive income (loss):
Pension, post-retirement and postemployment benefit-related items, net of income taxes of $(19) for the period from December 15, 2017 through September 30, 2018; $(58) for the period from October 1, 2017 through December 15, 2017; and $(19) for fiscal 2017	51	655	252	(259)
Cumulative translation adjustment	(31)	3	(39)	(18)
Change in interest rate swaps, net of income taxes of $1 for the period from December 16, 2017 through September 30, 2018	(2)	—	—	—
Other comprehensive income (loss)	18	658	213	(277)
Elimination of Predecessor Company accumulated other comprehensive loss	—	790	—	—
Total comprehensive income (loss)	$305	$4,425	$31	$(1,007)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Consolidated Balance Sheets
(In millions, except per share and share amounts)

	Successor	Predecessor
	September 30, 2018	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$700	$876
Accounts receivable, net	377	536
Inventory	81	90
Other current assets	170	275
TOTAL CURRENT ASSETS	1,328	1,777
Property, plant and equipment, net	250	200
Deferred income taxes, net	29	—
Intangible assets, net	3,234	311
Goodwill	2,764	3,542
Other assets	74	68
TOTAL ASSETS	$7,679	$5,898
LIABILITIES
Current liabilities:
Debt maturing within one year	$29	$725
Accounts payable	266	282
Payroll and benefit obligations	145	127
Deferred revenue	484	614
Business restructuring reserve	51	35
Other current liabilities	148	90
TOTAL CURRENT LIABILITIES	1,123	1,873
Non-current liabilities:
Long-term debt, net of current portion	3,097	—
Pension obligations	671	513
Other post-retirement obligations	176	—
Deferred income taxes, net	140	32
Business restructuring reserve	47	34
Other liabilities	374	170
TOTAL NON-CURRENT LIABILITIES	4,505	749
LIABILITIES SUBJECT TO COMPROMISE	—	7,705
TOTAL LIABILTIES	5,628	10,327
Commitments and contingencies (Note 22)
Predecessor equity awards on redeemable shares	—	7
Predecessor preferred stock, $0.001 par value, 250,000 shares authorized at September 30, 2017
Convertible Series B preferred stock; 48,922 shares issued and outstanding at September 30, 2017	—	393
Series A preferred stock; 125,000 shares issued and outstanding at September 30, 2017	—	184
STOCKHOLDERS' EQUITY (DEFICIT)
Successor preferred stock, $0.01 par value; 55,000,000 shares authorized, no shares issued or outstanding at September 30, 2018	—	—
Predecessor common stock, $0.001 par value; 750,000,000 shares authorized, 494,768,243 shares issued and outstanding at September 30, 2017	—	—
Successor common stock, $0.01 par value; 550,000,000 shares authorized, 110,218,653 shares issued and 110,012,790 shares outstanding at September 30, 2018	1	—
Additional paid-in capital	1,745	2,389
Retained earnings (accumulated deficit)	287	(5,954)
Accumulated other comprehensive income (loss)	18	(1,448)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	2,051	(5,013)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,679	$5,898
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(In millions)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Par Value
Balance as of September 30, 2015 (Predecessor)	491.8	$—	$2,425	$(5,042)	$(1,384)	$(4,001)
Issuance of common stock, net of shares redeemed and canceled, under employee stock option plan	2.8		(3)			(3)
Amortization of share-based compensation			16			16
Accrued dividends on Series A preferred stock			(8)			(8)
Accrued dividends on Series B preferred stock			(20)			(20)
Accretion on Series B preferred stock			(13)			(13)
Reclassifications to equity awards on redeemable shares			13			13
Net loss				(730)		(730)
Other comprehensive loss					(277)	(277)
Balance as of September 30, 2016 (Predecessor)	494.6	$—	$2,410	$(5,772)	$(1,661)	$(5,023)
Issuance of common stock, net of shares redeemed and canceled, under employee stock option plan	0.2		—			—
Amortization of share-based compensation			11			11
Accrued dividends on Series A preferred stock			(9)			(9)
Accrued dividends on Series B preferred stock			(22)			(22)
Reclassifications to equity awards on redeemable shares			(1)			(1)
Net loss				(182)		(182)
Other comprehensive income					213	213
Balance as of September 30, 2017 (Predecessor)	494.8	$—	$2,389	$(5,954)	$(1,448)	$(5,013)
Amortization of share-based compensation			3			3
Accrued dividends on Series A preferred stock			(2)			(2)
Accrued dividends on Series B preferred stock			(4)			(4)
Reclassifications to equity awards on redeemable shares			1			1
Net income				2,977		2,977
Other comprehensive income					658	658
Balance as of December 15, 2017 (Predecessor)	494.8	$—	$2,387	$(2,977)	$(790)	$(1,380)
Cancellation of Predecessor equity	(494.8)	—	(2,387)	2,977	790	1,380
Balance as of December 15, 2017 (Predecessor)	—	$—	$—	$—	$—	$—

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Par Value
Balance as of December 15, 2017 (Predecessor)	—	$—	$—	$—	$—	$—
Issuance of Successor common stock
Common stock issued for Predecessor debt	103.9	1	1,575			1,576
Common stock issued for Pension Benefit Guaranty Corporation	6.1	—	92			92
Balance as of December 15, 2017 (Predecessor)	110.0	$1	$1,667	$—	$—	$1,668

Balance as of December 16, 2017 (Successor)	110.0	$1	$1,667	$—	$—	$1,668
Issuance of common stock under the equity incentive plan	0.2					—
Shares repurchased and retired for tax withholding on vesting of restricted stock units			(2)			(2)
Equity component of convertible notes, net of issuance costs and income taxes			67			67
Purchase of convertible note bond hedge, net of income taxes			(64)			(64)
Issuance of call spread warrants			58			58
Amortization of share-based compensation			19			19
Net income				287		287
Other comprehensive income					18	18
Balance as of September 30, 2018 (Successor)	110.2	$1	$1,745	$287	$18	$2,051
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Consolidated Statements of Cash Flows
(In millions)

	Successor	Predecessor
	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal years ended September 30,
			2017	2016
OPERATING ACTIVITIES:
Net income (loss)	$287	$2,977	$(182)	$(730)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	384	31	326	374
Share-based compensation	19	—	11	16
Amortization of debt issuance costs	4	—	36	12
Accretion of debt discount	4	—	25	8
Change in fair value of Preferred Series B derivative	—	—	—	(73)
Deferred income taxes, net	(588)	455	(39)	(53)
Gain on sale of Networking business	—	—	(2)	—
Impairment of indefinite-lived intangible assets	—	—	65	100
Goodwill impairment	—	—	52	442
Loss on investment	—	—	—	11
Post-retirement and pension curtailments	—	—	(8)	1
Change in fair value of emergence date warrants	17	—	—	—
Unrealized gain on foreign currency transactions	(36)	—	(4)	(12)
Other non-cash charges, net	3	—	4	3
Reorganization items:
Net gain on settlement of Liabilities subject to compromise	—	(1,778)	—	—
Payment to PBGC	—	(340)	—	—
Payment to pension trust	—	(49)	—	—
Payment of unsecured claims	—	(58)	—	—
Fresh start adjustments, net	—	(1,697)	—	—
Non-cash and financing related reorganization items, net	—	26	52	—
Changes in operating assets and liabilities:
Accounts receivable	13	40	24	94
Inventory	36	—	24	17
Accounts payable	(16)	(40)	(27)	(37)
Payroll and benefit obligations	(71)	16	(34)	(188)
Business restructuring reserve	29	(7)	(51)	(19)
Deferred revenue	160	28	(44)	28
Other assets and liabilities	(43)	(18)	63	119
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	202	(414)	291	113
INVESTING ACTIVITIES:
Capital expenditures	(61)	(13)	(57)	(94)
Capitalized software development costs	—	—	(2)	(2)
Acquisition of businesses, net of cash acquired	(157)	—	(4)	(20)
Proceeds from sale of Networking business	—	—	70	—
Proceeds from sale-leaseback transactions	17	—	—	14
Restricted cash	65	21	(80)	—
Other investing activities, net	2	—	3	2
NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(134)	8	(70)	(100)
FINANCING ACTIVITIES:
Proceeds from Term Loan Credit Agreement	—	2,896	—	—
Repayment of debtor-in-possession financing	—	(725)	—	—
Repayment of first lien debt	—	(2,061)	—	—
Proceeds from debtor-in-possession financing	—	—	712	—
Repayment of Term Loan Credit Agreement due to refinancing	(2,918)	—	—	—
Proceeds from Term Loan Credit Agreement due to refinancing	2,911	—	—	—
Proceeds from issuance of convertible notes	350	—	—	—
Proceeds from issuance of call spread warrants	58	—	—	—
Purchase of convertible note bond hedge	(84)	—	—	—
Proceeds from foreign asset-based revolving credit facility	—	—	—	53
Repayment of foreign asset-based revolving credit facility	—	—	(55)	(18)
Proceeds from domestic asset-based revolving credit facility	—	—	—	260
Repayment of domestic asset-based revolving credit facility	—	—	(77)	(238)
Repayment of long-term debt, including adequate protection payments	(22)	(111)	(223)	(25)
Debt issuance costs	(10)	(97)	(1)	—
Proceeds from borrowings on revolving loans under the senior secured credit agreement	—	—	—	35
Repayments of borrowings on revolving loans under the senior secured credit agreement	—	—	(18)	(35)
Payments related to sale-leaseback transactions	(9)	(4)	(19)	(19)
Other financing activities, net	(3)	—	(5)	(4)
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	273	(102)	314	9
Effect of exchange rate changes on cash and cash equivalents	(7)	(2)	5	(9)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	334	(510)	540	13
Cash and cash equivalents at beginning of period	366	876	336	323
Cash and cash equivalents at end of period	$700	$366	$876	$336
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Notes to Consolidated Financial Statements
1. Background and Basis of Presentation
Background
Avaya Holdings Corp. (the "Parent" or "Avaya Holdings"), together with its consolidated subsidiaries (collectively, the “Company” or “Avaya”), is a global leader in digital communications products, solutions and services for businesses of all sizes. Avaya builds open, converged and innovative solutions to enhance and simplify communications and collaboration in the cloud, on-premises or a hybrid of both. Our global, experienced team of professionals delivers services from initial planning and design, to seamless implementation and integration, to ongoing managed operations, optimization, training and support. Currently, the Company manages its business operations in two segments, Products & Solutions and Services. The Company sells directly through its worldwide sales force and indirectly through its global network of channel partners, including distributors, service providers, dealers, value-added resellers, system integrators and business partners that provide sales and services support.
Basis of Presentation
Avaya Holdings has no material assets or standalone operations other than its ownership in Avaya Inc. and its subsidiaries. The accompanying Consolidated Financial Statements reflect the operating results of Avaya Holdings and its consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).
On January 19, 2017 (the “Petition Date”), Avaya Holdings, together with certain of its affiliates, namely Avaya CALA Inc., Avaya EMEA Ltd., Avaya Federal Solutions, Inc., Avaya Holdings LLC, Avaya Holdings Two, LLC, Avaya Inc., Avaya Integrated Cabinet Solutions Inc. (n/k/a Avaya Integrated Cabinet Solutions LLC), Avaya Management Services Inc., Avaya Services Inc., Avaya World Services Inc., Octel Communications LLC, Sierra Asia Pacific Inc., Sierra Communication International LLC, Technology Corporation of America, Inc., Ubiquity Software Corporation, VPNet Technologies, Inc., and Zang, Inc. (n/k/a Avaya Cloud Inc.) (the “Debtors”), filed voluntary petitions for relief (the “Bankruptcy Filing”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court"). The cases were jointly administered as Case No. 17-10089 (SMB). The Bankruptcy Court confirmed the Company's Second Amended Joint Chapter 11 Plan of Reorganization of Avaya Inc. and its Debtor Affiliates filed on October 24, 2017 (the "Plan of Reorganization") on November 28, 2017. Confirmation of the plan resulted in the discharge of certain claims against the Company that arose before the Petition Date and terminates all rights and interests of equity security holders as provided for in the Plan of Reorganization, as further discussed in Note 4, "Emergence from Voluntary Reorganization under Chapter 11 Proceedings." The Debtors operated their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 of the Bankruptcy Code and the orders of the Bankruptcy Court until the Plan of Reorganization was substantially consummated and they emerged from bankruptcy on December 15, 2017 (the "Emergence Date").
Upon the Emergence Date, the Company applied fresh start accounting, which resulted in a new basis of accounting and the Company becoming a new entity for financial reporting purposes. As a result of the application of fresh start accounting and the effects of the implementation of the Second Amended Joint Plan of Reorganization filed by the Debtors on October 24, 2017 and approved by the Bankruptcy Court on November 28, 2017 (the "Plan of Reorganization"), the Consolidated Financial Statements after the Emergence Date, are not comparable with the Consolidated Financial Statements on or before that date. Refer to Note 5, "Fresh Start Accounting," for additional information.
The accompanying Consolidated Financial Statements of the Company have been prepared on a basis that assumes that the Company will continue as a going concern and contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During the Chapter 11 proceedings, the Company's ability to continue as a going concern was contingent upon its ability to comply with the financial and other covenants contained in its debtor-in-possession credit agreement, the Bankruptcy Court's approval of the Company's Plan of Reorganization and the Company's ability to successfully implement the Plan of Reorganization, among other factors.
References to "Successor" or "Successor Company" relate to the financial position and results of operations of the reorganized Avaya Holdings after the Emergence Date. References to "Predecessor" or "Predecessor Company" refer to the financial position and results of operations of Avaya Holdings on or before the Emergence Date.
Revision of Prior Period Amounts
Subsequent to filing the first quarter fiscal 2018 Form 10-Q, the Company identified certain amounts that should have been recorded in the Predecessor Company's consolidated financial statements as of the Emergence Date. Such errors resulted in a $26 million understatement of cash and cash equivalents and cash flows from operating activities with a corresponding overstatement of accounts receivable. Because of the application of fresh start accounting as of December 15, 2017, Stockholders’ Equity and Goodwill were also each understated by the same amount at December 15, 2017 and December 31, 2017. These errors had no effect on the reported consolidated net income (loss) for the Predecessor and Successor periods. The Company assessed the materiality of the above errors individually and in the aggregate on the December 31, 2017 interim Consolidated Financial Statements in accordance with SEC Staff Accounting Bulletin No. 99 and, based on an analysis of quantitative and qualitative factors, determined that the errors were not material to the Company's Predecessor and Successor periods in the interim Consolidated Financial Statements for the quarter ended December 31, 2017.
The Consolidated Balance Sheet as of December 16, 2017, the Consolidated Statement of Cash Flows for the Predecessor period from October 1, 2017 through December 15, 2017, and the notes thereto have been revised to include the effects of these errors and the cash flow reclassification as follows:

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
For additional information refer to Notes: 5. “Fresh Start Accounting”; 7. “Goodwill”; 9. “Supplementary Financial Information”; and 12. “Derivative Instruments and Hedging Activities”.
2. Summary of Significant Accounting Policies
Accounting Policy Changes
The Company emerged from bankruptcy on December 15, 2017 and qualified for fresh start accounting. Fresh start accounting allows a company to set new accounting policies for the successor company independent of those followed by the predecessor company. As such, the Successor Company adopted certain accounting policy changes which have been detailed in the “Revenue Recognition”, “Share-based Compensation” and “Foreign Currency Translation” accounting policies below.
Use of Estimates
Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. These estimates include assessing the collectability of accounts receivable, sales returns and allowances, the use and recoverability of inventory, the realization of deferred tax assets, business restructuring reserves, pension and post-retirement benefit costs, the fair value of equity compensation, the fair value of assets and liabilities acquired in business combinations, the recoverability of long-lived assets, useful lives and impairment of tangible and intangible assets including goodwill, the amount of exposure from potential loss contingencies, fair value measurements, the application of fresh start accounting, among others. The markets for the Company’s products are characterized by intense competition, rapid technological development and frequent new product introductions, all of which could affect the future recoverability of the

Company’s assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Consolidated Financial Statements in the period they are determined to be necessary. Actual results could differ from these estimates.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of Avaya Holdings Corp. and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year's presentation.
Acquisition Accounting
The Company accounts for business combinations using the acquisition method, which requires an allocation of the purchase price of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Goodwill represents the excess of the purchase price over the net tangible and intangible assets acquired.
Revenue Recognition
The Company derives revenue primarily from the sale of products and services for communications systems and applications. The Company’s products are sold directly through its worldwide sales force and indirectly through its global network of channel partners, including distributors, service providers, dealers, value-added resellers, systems integrators and business partners that provide sales and services support. Services include (i) supplemental maintenance services, including services provided under contracts to monitor and optimize customers’ communications network performance; (ii) professional services for implementation and integration of converged voice and data networks, network security and unified communications; and (iii) private cloud and managed services. Maintenance contracts have terms that range from one to five years. Contracts for professional services typically have terms that range from four to six weeks for simple engagements and from six months to one year for strategic engagements. Contracts for private cloud and managed services generally have terms that range from one to five years.
In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 605, "Revenue Recognition" ("ASC 605"), revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. For arrangements that require acceptance of the product, system, or solution as specified by the customer, revenue is deferred until the acceptance criteria have been met.
The Company’s indirect sales to channel partners are generally recognized at the time of shipment if all contractual obligations have been satisfied. The Company accrues a provision for estimated sales returns and other allowances, including promotional marketing programs and other incentives as a reduction of revenue at the time of sale. When estimating returns, the Company considers customary inventory levels held by third-party distributors.
The Company enters into multiple deliverable arrangements, which may include various combinations of products, software and services. Most product and service deliverables qualify as separate units of accounting and can be sold on a standalone basis. A deliverable constitutes a separate unit of accounting when it has standalone value and, where return rights exist, delivery or performance of the undelivered items is considered probable and substantially within the Company’s control. When the Company sells products with implementation services, they are generally combined as one or more units of accounting, depending on the nature of the services and the customer's acceptance requirements.
The Company’s products may have both software and non-software components that function together to deliver the products’ essential functionality. For these multiple deliverable arrangements, the Company allocates revenue to the deliverables based on their relative selling prices. To the extent that a deliverable is subject to specific guidance on whether and/or how to allocate the consideration in a multiple element arrangement, that deliverable is accounted for in accordance with such specific guidance. The Company limits the amount of revenue recognition for delivered items to the amount that is not contingent on the future delivery of products or services or meeting other future performance obligations.
The Company allocates revenue based on a selling price hierarchy of vendor-specific objective evidence, third-party evidence, and then estimated selling price. Vendor-specific objective evidence is based on the price charged when the deliverable is sold separately. Third-party evidence is based on largely interchangeable competitor products or services in standalone sales to similarly situated customers. As the Company is unable to reliably determine what competitor products’ selling prices are on a standalone basis, the Company is not typically able to determine third-party evidence. Estimated selling price is based on the Company’s best estimates of what the selling prices of deliverables would be if they were sold regularly on a standalone basis. Estimated selling price is established considering multiple factors including, but not limited to, pricing practices in different geographies and through different sales channels, major product and services groups, and customer classifications.
Once the Company allocates revenue to each deliverable, the Company recognizes revenue in accordance with its policies when all revenue recognition criteria are met. Product revenue is generally recognized upon delivery and maintenance services revenue is generally recognized ratably over the period during which the services are performed, whereas revenue from private cloud and managed services is generally recognized based on usage, subject to contractual minimums. Revenue for professional services arrangements is generally recognized upon completion of performance and revenue for arrangements that require acceptance of the product, system or solution, is recognized when the acceptance criteria have been met.
Standalone or subsequent sales of software or software-related items are recognized in accordance with the software revenue recognition guidance. For multiple deliverable arrangements that only include software items, the Company generally uses the residual method to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered items equals the total arrangement consideration, less the fair value of the undelivered items. Where vendor-specific objective evidence of fair value for the undelivered items cannot be determined, the Company generally defers revenue until all items are delivered and services have been performed, or until such evidence of fair value can be determined for the undelivered items.
Amounts billed to customers related to shipping and handling are recorded as revenue, and the Company's shipping and handling costs are classified as cost of sales.
Upon emergence from bankruptcy, the Company changed its accounting policy related to uncollected deferred revenue. Prior to the Emergence Date, the Predecessor Company recorded deferred revenue and related collectible accounts receivable in its Consolidated Balance Sheets. Subsequent to the Emergence Date, the Successor Company does not recognize deferred revenue relating to any sales transactions that have been billed, but for which the related account receivable has not yet been collected. The aggregate amount of unrecognized accounts receivable and deferred revenue was $113 million as of September 30, 2018 (Successor).
The Company will adopt FASB Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers (Topic 606,)” effective October 1, 2018. The standard supersedes most existing revenue recognition guidance and will have an impact on the Company’s revenue recognition accounting policies. Refer to Note 3, “Recent Accounting Pronouncements,” for additional information.
Cash and Cash Equivalents
All highly liquid investments with original maturities of three months or less at the date of purchase are classified as cash equivalents.
Concentrations of Risk
The Company’s cash and cash equivalents are maintained with several financial institutions. Deposits held at banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore bear minimal credit risk. The Company seeks to mitigate such risks by spreading its risk across multiple counterparties and monitoring the risk profiles of these counterparties.
The Company, from time to time, may enter into derivative financial instruments with high credit quality financial institutions to manage foreign exchange rate and interest rate risk and is exposed to losses in the event of non-performance by the counterparties to these contracts. To date, no counterparty has failed to meet its obligations to the Company.
The Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for its products. The inability of a contract manufacturer or supplier to fulfill supply requirements of the Company could materially impact future operating results.
The Company's largest distributor is also its largest customer and represented 12% of the Company's total annual consolidated revenue for the period from December 16, 2017 through September 30, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor).
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded net of reserves for sales returns and allowances and provisions for doubtful accounts. The Company performs ongoing credit evaluations of its customers and generally does not require collateral from its customers. The allowances are based on analyses of historical trends, aging of accounts receivable balances and the creditworthiness of customers as determined by credit checks, analyses, and payment history. At September 30, 2018 (Successor) and September 30, 2017 (Predecessor), one distributor accounted for approximately 13% and 13% of accounts receivable, respectively and a second distributor accounted for approximately 11% and 10% of accounts receivable, respectively.
Inventory
Inventory includes goods awaiting sale (finished goods), equipment that is being installed at customer locations for various installations that are not yet complete and goods to be used in connection with providing maintenance services. Inventory is stated at net realizable value, determined on a first-in, first-out method. Reserves to reduce the inventory cost to net realizable value are based on current inventory levels, assumptions about future demand and product life cycles for the various inventory types.
The Company has outsourced the manufacturing of substantially all of its products and may be obligated to purchase certain excess inventory levels from its outsourced manufacturers if actual sales of product are lower than forecast, in which case additional inventory provisions may need to be recorded in the future.
Research and Development Costs
Research and development costs are charged to expense as incurred. The costs incurred for the development of communications software that will be sold, leased or otherwise marketed, however, are capitalized when technological feasibility has been established in accordance with FASB ASC Topic 985, “Software” (“ASC 985”). These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and costs and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead. Capitalized costs were not material during the period from December 16, 2017 through September 30, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor) as the software development process was essentially completed concurrently with the establishment of technological feasibility. Capitalized costs during fiscal 2017 and 2016 (Predecessor) were $2 million for both periods.
Amortization of capitalized software development costs begins when the product is available for general release to customers. Amortization is recognized on a product-by-product basis generally on the straight-line method over a period of up to two years. Unamortized software development costs determined to be in excess of net realizable value of the product are expensed immediately. There were no unamortized software development costs at September 30, 2018 (Successor) and September 30, 2017 (Predecessor).
Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is determined using a straight-line method over the estimated useful lives of the assets. Estimated lives range from two to ten years for machinery and equipment, up to five years for rental equipment, and the remaining lease term for equipment acquired under a capital lease. Improvements that extend the useful life of assets are capitalized and maintenance and repairs are charged to expense as incurred. Capitalized improvements to facilities subject to operating leases are depreciated over the lesser of the estimated useful life of the asset or the duration of the lease. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the Consolidated Balance Sheets and any gain or loss is reflected in the Consolidated Statements of Operations.
The Company capitalizes costs associated with software developed or obtained for internal use when the preliminary project stage is completed and it is determined that the software will provide enhanced capabilities. Internal use software is amortized on a straight-line basis generally over five to seven years. Costs capitalized include payroll and related benefits, third party development fees and acquired software and licenses. General and administrative costs, overhead, maintenance and training, and the cost of the software that does not add functionality to existing systems, are expensed as incurred. The Company had unamortized internal use software costs included in Property, Plant and Equipment, net in the Consolidated Balance Sheets of $80 million and $56 million as of September 30, 2018 (Successor) and September 30, 2017 (Predecessor), respectively. Depreciation expense related to internal use software recognized in the Consolidated Statements of Operations for the period from December 16, 2017 through September 30, 2018 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor) and fiscal 2017 and 2016 (Predecessor) was $31 million, $5 million, $31 million and $30 million, respectively.
Goodwill
Goodwill is not amortized but is subject to periodic testing for impairment in accordance with FASB ASC Topic 350, “Intangibles-Goodwill and Other” (“ASC 350”) at the reporting unit level, which is one level below the Company’s operating segments. The assessment of goodwill impairment is conducted by estimating and comparing the fair value of the Company’s reporting units, as defined in ASC 350, to their carrying amounts as of that date. The test for impairment is conducted annually and more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Intangible and Long-lived Assets
Intangible assets include technology and patents, customer relationships and trademarks and trade names. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from one to twenty years. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable in accordance with FASB ASC Topic 360, “Property, Plant, and Equipment.” Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-

lived assets that management expects to hold and use is based on the estimated fair value of the asset. Intangible assets determined to have indefinite useful lives are not amortized but are tested for impairment annually and more frequently if events occur or circumstances change that indicate an asset may be impaired. Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less costs to sell. The estimated useful lives of intangible and long-lived assets are based on many factors including assumptions regarding the effects of obsolescence, demand, competition and other economic factors, expectations regarding the future use of the asset, and the Company's historical experience with similar assets. The assumptions used to determine the estimated useful lives could change due to numerous factors including product demand, market conditions, technological developments, economic conditions and competition.
Derivative Financial Instruments
All derivatives are recognized as assets or liabilities and measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For derivative instruments designated as cash flow hedges under FASB ASC Topic 815, "Derivatives and Hedging" ("ASC 815"), the change in fair value of the derivative is initially recorded in Accumulated other comprehensive (loss) income in the Consolidated Balance Sheets and is subsequently recognized in earnings when the hedged exposure impacts earnings. For derivative instruments that are not designated as hedges, gains (losses) from changes in fair values are recognized in earnings. The Company does not use financial instruments for trading or speculative purposes.
Restructuring Programs
The Company accounts for exit or disposal activities in accordance with FASB ASC Topic 420, “Exit or Disposal Cost Obligations” (“ASC 420”). A business restructuring is defined as an exit or disposal activity that includes, but is not limited to, a program that is planned and controlled by management and materially changes either the scope of a business or the manner in which that business is conducted. Business restructuring charges include (i) one-time termination benefits related to employee separations, (ii) contract termination costs and (iii) other related costs associated with exit or disposal activities including, but not limited to, costs for consolidating or closing facilities and relocating employees.
A liability is recognized and measured at its fair value for one-time termination benefits once the plan of termination meets all of the following criteria: (i) management commits to a plan of termination, (ii) the plan identifies the number of employees to be terminated and their job classifications or functions, locations and the expected completion date, (iii) the plan establishes the terms of the benefit arrangement and (iv) it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. Contract termination costs include costs to terminate a contract or costs that will continue to be incurred under the contract without benefit to the Company. A liability is recognized and measured at its fair value when the Company either terminates the contract or ceases using the rights conveyed by the contract. A liability is recognized and measured at its fair value for other related costs in the period in which the liability is incurred.
Pension and Post-retirement Benefit Obligations
The Company sponsors non-contributory defined benefit pension plans covering a portion of its U.S. employees and retirees, and post-retirement benefit plans covering a portion of its U.S. employees and retirees that include healthcare benefits and life insurance coverage. Certain non-U.S. operations have various retirement benefit programs covering substantially all of their employees. Some of these programs are considered to be defined benefit pension plans for accounting purposes.
These pension and other post-retirement benefits are accounted for in accordance with FASB ASC Topic 715, “Compensation—Retirement Benefits” (“ASC 715”). ASC 715 requires that plan assets and obligations be measured as of the reporting date and the over-funded, under-funded or unfunded status of plans be recognized as of the reporting date as an asset or liability in the Consolidated Balance Sheets. In addition, ASC 715 requires costs and related obligations and assets arising from pensions and other post-retirement benefit plans to be accounted for based on actuarially-determined estimates.
The Company’s pension and post-retirement benefit costs are developed from actuarial valuations. Inherent in these valuations are key assumptions, including the discount rate and expected long-term rate of return on plan assets. Material changes in pension and post-retirement benefit costs may occur in the future due to changes in these assumptions, in the number of plan participants, in the level of benefits provided, in asset levels and in legislation.
The market-related value of the Company’s plan assets as of the measurement date is developed using a five-year smoothing technique. First, a preliminary market-related value is calculated by adjusting the market-related value at the beginning of the year for payments to and from plan assets and the expected return on assets during the year. The expected return on assets represents the expected long-term rate of return on plan assets adjusted up to plus or minus 2% based on the actual ten-year average rate of return on plan assets. A final market-related value is determined as the preliminary market-related value, plus 20% of the difference between the actual return and expected return for each of the past five years.

The plans use different factors based on plan provisions and participant census data, including years of service, eligible compensation and age, to determine the benefit amount for eligible participants. The Company funds its U.S. pension plans in compliance with applicable laws.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs were $27 million, $9 million, $44 million and $59 million for the period from December 16, 2017 through September 30, 2018 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor) and during fiscal 2017 and 2016 (Predecessor), respectively.
Share-based Compensation
The Company accounts for share-based compensation in accordance with FASB Topic ASC 718, “Compensation—Stock Compensation,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors including stock options, restricted stock units and stock purchases based on estimated fair values. Upon emergence from bankruptcy, the Company changed its accounting policy related to determining the fair value of equity awards. Prior to the Emergence Date, the Predecessor Company used the Cox-Ross-Rubenstein (“CRR”) binomial option pricing model to determine the grant date fair values of equity awards, including the fair value of its Preferred Series A and B Stock warrants. Forfeitures were an input assumption in the valuation model. Subsequent to the Emergence Date, the Successor Company uses the Black-Scholes-Merton option pricing model (“Black-Scholes”) to calculate the fair value of equity awards, including the fair value of warrants to purchase common stock. In addition to the change in option pricing models, the Successor Company accounts for forfeitures as incurred.
Predecessor Equity Awards on Redeemable Shares
The Predecessor Company issued equity awards, including restricted stock units and stock options, to employees of the Company that had a provision allowing, upon the employees' death or disability during employment, their estates to sell any shares obtained as a result of the equity award to the Company at an amount equal to the then current fair value per share as long as the sale was done pursuant to the terms and conditions of the Management Stockholders' Agreement. As a result of this provision, the Company classified the vested portion of the intrinsic value of these stock options and restricted stock units in the mezzanine section between debt and stockholders' deficit in the Consolidated Balance Sheets.
Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized. Additionally, the accounting for income taxes requires the Company to evaluate and make an assertion as to whether undistributed foreign earnings will be indefinitely reinvested or repatriated.
FASB ASC Subtopic 740-10, “Income Taxes—Overall” (“ASC 740-10”) prescribes a comprehensive model for the financial statement recognition, measurement, classification, and disclosure of uncertain tax positions. ASC 740-10 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, based on the technical merits of the position. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.
Significant judgment is required in evaluating uncertain tax positions and determining the provision for income taxes. Although the Company believes its reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in the historical income tax provision and accruals. The Company adjusts its estimated liability for uncertain tax positions periodically due to new information discovered from ongoing examinations by, and settlements with various taxing authorities, as well as changes in tax laws, regulations and interpretations. The Company's policy is to recognize, when applicable, interest and penalties on uncertain tax positions as part of income tax expense.
As part of the Company's accounting for business combinations, some of the purchase price is allocated to goodwill and intangible assets. Impairment expenses associated with goodwill are generally not tax deductible and will result in an increased effective income tax rate in the fiscal period any impairment is recorded. The income tax benefit from future releases of the acquisition date valuation allowances or income tax contingencies, if any, are reflected in the income tax provision in the Consolidated Statements of Operations, rather than as an adjustment to the purchase price allocation.

Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Net income (loss) for the Predecessor Company attributable to common stockholders was adjusted (increased) for preferred stock dividends earned during the period. Diluted income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding plus potentially dilutive common shares.
Deferred Financing Costs
Deferred financing costs are amortized using the effective interest method as interest expense over the contractual lives of the related credit facilities. Deferred financing costs related to a debt liability are presented on the Consolidated Balance Sheets as a reduction of the carrying amount of that debt liability and deferred financing costs related to revolving credit facilities are included within other assets.
Foreign Currency Translation
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated from foreign currencies into U.S. dollars at period-end exchange rates.
Upon emergence from bankruptcy, the Company changed its accounting policy related to translating the income and expense of non-U.S. dollar functional currency subsidiaries into U.S. dollars. Prior to the Emergence Date, the Predecessor Company translated the income and expense of non-U.S. dollar functional currency subsidiaries into U.S. dollars at the spot rate for the transaction. Subsequent to the Emergence Date, the Successor Company translates the income and expense of non-U.S. dollar functional currency subsidiaries into U.S. dollars using an average rate for the period.
Translation gains or losses related to net assets located outside the U.S. are shown as a component of Accumulated other comprehensive income (loss) in the Consolidated Statements of Changes in Stockholders' Equity (Deficit). Gains and losses resulting from foreign currency transactions, which are denominated in currencies other than the functional currency, are included in other income (expense), net in the Consolidated Statements of Operations.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) is recorded in Accumulated other comprehensive loss within stockholders' equity (deficit) on the Consolidated Balance Sheets and primarily includes unrealized gains and losses excluded from the Consolidated Statements of Operations. These unrealized gains and losses consist of changes in foreign currency translation, and changes in unamortized pension, post-retirement and postemployment actuarial gains and losses.
3. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In August 2017, the FASB issued ASU No. 2017-12 “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." This standard sets forth targeted improvements to accounting for hedging activities and will make more financial and non-financial hedging strategies eligible for hedge accounting. It also modifies the presentation and disclosure requirements for hedging activities and changes how companies assess hedge effectiveness. The Company elected to early adopt this standard as of April 1, 2018, applying the updated provisions retrospectively to the beginning of the current fiscal year. As the Company did not maintain any hedging instruments prior to April 1, 2018, there was no retrospective impact due to this interim adoption. The new guidance was applied to all hedging transactions entered into on or after April 1, 2018.
In March 2017, the FASB issued ASU No. 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." This standard changes how employers that sponsor defined benefit pension and other post-retirement benefit plans present net periodic benefit cost in the income statement. This amendment requires that the service cost component be disaggregated from the other components of pension and post-retirement benefit costs on the income statement. The service cost component is reported in the same line items as other compensation costs and the other components of pension and post-retirement benefit costs (including interest cost, expected return on plan assets, amortization and curtailments and settlements) are reported in Other income (expense), net in the Company's Consolidated Financial Statements. The Company early adopted this accounting standard as of October 1, 2017. Changes to the Consolidated Financial Statements have been applied retrospectively. As a result, the Company reclassified $34 million and $27 million of other pension and post-retirement benefit costs to other income (expense), net for fiscal 2017 and 2016 (Predecessor), respectively. For the period from December 16, 2017 through September 30, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor), the Company recorded $13 million and $(8) million, respectively, of other pension and post-retirement benefit credits (costs) in Other income (expense), net.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." This standard simplifies the accounting for share-based payments and their presentation in the statements of cash flows as well as the income tax effects of share-based payments. The Company adopted this standard as of October 1, 2017 on a prospective basis. The adoption of this standard did not have a material impact on the Company's Consolidated Financial Statements.
Recent Standards Not Yet Effective
In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40); Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract." This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for the Company in fiscal year 2021, with early adoption permitted. The Company is currently assessing the impact the new guidance will have on its Consolidated Financial Statements.
In August 2018, the FASB issued ASU No. 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans.” This standard modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. This update removes disclosures that are not considered cost beneficial, clarifies certain required disclosures and adds additional disclosures. This standard is effective for the Company beginning in fiscal year 2021, with early adoption permitted. The amendments in the standard need to be applied on a retrospective basis. The Company is currently assessing the impact of the standard on its disclosures.
In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This standard modifies the disclosure requirements on fair value measurements by removing certain disclosures, modifying certain disclosures and adding additional disclosures. This standard is effective for the Company beginning in the first quarter of fiscal year 2021. Certain disclosures in the standard need to be applied on a retrospective basis and others on a prospective basis. The Company is currently assessing the impact of the standard on its disclosures.
In February 2018, the FASB issued ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This standard allows companies to reclassify from accumulated other comprehensive income to retained earnings any stranded tax benefits resulting from the enactment of the Tax Cuts and Jobs Act. This standard is effective for the Company beginning in the first quarter of fiscal 2020. The Company is currently evaluating the impact that the adoption of this standard may have on its Consolidated Financial Statements.
In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” This standard clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This standard will be effective for the Company beginning in the first quarter of fiscal 2019. The future impact of this standard will be dependent upon the nature of future acquisitions or dispositions made by the Company.
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” This standard requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard will be effective for the Company beginning in the first quarter of fiscal 2019 using the retrospective transition method to each period presented. The Company held $4 million and $91 million of restricted cash at September 30, 2018 (Successor) and September 30, 2017 (Predecessor), respectively. Accordingly, the standard will change the presentation of the Consolidated Statements of Cash Flows.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This standard addresses the appropriate classification of certain cash flows as operating, investing, or financing. This standard will be effective for the Company in the first quarter of fiscal 2019. The standard must be applied retrospectively to each accounting period presented and is not expected to have a material effect on its Consolidated Financial Statements.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This standard, which requires entities to estimate all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The standard also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. This standard is effective for the Company in the first quarter of fiscal 2021 on a prospective basis. The Company is currently evaluating the impact that the adoption of this standard may have on its Consolidated Financial Statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." The standard requires the recognition of assets and liabilities for all leases with lease terms of more than 12 months. Subsequently, the FASB issued other standards that clarified certain aspects of the standard. This standard is effective for the Company in the first quarter of fiscal 2020 with early adoption permitted. The Company is currently evaluating the method of adoption and the effect that the adoption of the standard may have on its Consolidated Financial Statements.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This standard supersedes most of the current revenue recognition guidance under GAAP and is intended to improve and converge with international standards the financial reporting requirements for revenue recognition. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. The Company will adopt the new standard on a prospective basis effective October 1, 2018 using the modified retrospective method, whereby the cumulative effect of adoption will be recorded to retained earnings on the adoption date.
We currently expect revenue recognition related to stand-alone product shipments, maintenance services, and certain cloud offerings to remain substantially unchanged. The most significant changes are expected for sales that include professional services, which will generally be recognized as the services are performed as opposed to upon completion and acceptance of the promised services. Additionally, when such arrangements also include products, certain products revenue will be recognized when the products are delivered as opposed to upon completion and acceptance of the related services. In addition to the impacts on revenue recognition, the standard requires incremental contract acquisition costs (primarily sales commissions) to be capitalized and amortized over the term of the related performance obligation as opposed to expensed as incurred. Nonetheless, the actual impacts are dependent upon contract-specific terms.
The Company will finalize its accounting assessment and quantitative impact of adoption during the first quarter of fiscal 2019.
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

•
Predecessor Equity and Indebtedness. The Debtors' obligations under stock certificates, equity interests and/or any other instrument or document directly or indirectly evidencing or creating any indebtedness or obligation of, or ownership interest in, the Debtors or giving rise to any claim or equity interest were canceled, except as provided under the Plan of Reorganization;

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

•
First Lien Debt Claims. All of the Predecessor Company's outstanding obligations under the variable rate term B-3, B-4, B-6, and B-7 loans and the 7% and 9% senior secured notes (collectively, the "Predecessor first lien obligations") were canceled, and the holders of claims under the Predecessor first lien obligations received 99.3 million shares of Successor Company common stock. In addition, the holders of the Predecessor first lien obligations received cash in the amount of $2,061 million;

•
Second Lien Debt Claims. All the Predecessor Company's outstanding obligations under the 10.50% senior secured notes (the "Predecessor second lien obligations") were canceled, and the holders of claims under the Predecessor second lien obligations received 4.4 million shares of Successor Company common stock. In addition, holders of the

Predecessor second lien obligations received warrants to purchase 5.6 million shares of Successor Company common stock at an exercise price of $25.55 per warrant (the "Emergence Date Warrants");

•
Claims of Pension Benefit Guaranty Corporation ("PBGC"). The Predecessor Company's outstanding obligations under the Avaya Inc. Pension Plan for Salaried Employees ("APPSE") were terminated and transferred to the PBGC. The PBGC received 6.1 million shares of Successor Company common stock and $340 million in cash; and

•
General Unsecured Claims. Holders of the Predecessor Company's general unsecured claims will receive their pro rata share of the general unsecured recovery pool. A liquidating trust was established in the amount of $58 million for the benefit of the general unsecured claims. Included in the 110.0 million Successor Company common stock issued are 0.2 million additional shares of common stock that have been issued (but are not outstanding) for the benefit of the general unsecured creditors. The general unsecured creditors will receive a total of $58 million in cash and common stock. Any excess cash and/or common stock not distributed to the general unsecured creditors will be distributed to the holders of the Predecessor first lien obligations.

Section 363 Asset Sale
In July 2017, the Company sold its networking business ("Networking" or the "Networking business") to Extreme Networks, Inc. ("Extreme"). As part of the sale, Extreme paid the Company $70 million, deposited $10 million in an indemnity escrow account and assumed certain liabilities, primarily lease obligations, of $20 million. A $2 million gain was recognized and included in Other income (expense), net in the Consolidated Statements of Operations during fiscal 2017 (Predecessor). The deficit of revenues over direct expenses for the sold business was $4 million for the nine months ended June 30, 2017 (Predecessor) and $13 million for fiscal 2016 (Predecessor). The Networking business provided wired, WLAN and Fabric technology, and included the related customers, personnel, software and technology assets. The Networking business was comprised primarily of certain assets of the Company's Networking segment (which prior to the sale was a separate operating segment), along with the maintenance and professional services of the Networking business, which was part of the Services segment. Under a transition services agreement (the "TSA"), the Company provided administrative services to Extreme for process support, maintenance services and product logistics on a fee basis. As of September 30, 2018, all activities required to be provided under the TSA were completed and the TSA was terminated. The $10 million indemnity escrow was distributed in September 2018, with the Successor Company receiving $7 million and Extreme receiving the remaining $3 million as final settlement. The Company recorded income from the TSA, net of $5 million, $3 million and $3 million for the period from December 16, 2017 through September 30, 2018 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor), and fiscal 2017 (Predecessor), respectively.
5. Fresh Start Accounting
In connection with the Company's emergence from bankruptcy and in accordance with FASB ASC 852, "Reorganizations" ("ASC 852"), the Company applied the provisions of fresh start accounting to its Consolidated Financial Statements on the Emergence Date. The Company was required to use fresh start accounting since (i) the holders of existing voting shares of the Predecessor Company received less than 50% of the voting shares of the emerging entity and (ii) the reorganization value of the Company's assets immediately prior to confirmation of the Plan of Reorganization was less than the post-petition liabilities and allowed claims.
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
As discussed in Note 1, "Background and Basis of Presentation - Revision of Prior Period Amounts," prior period amounts as reported have been revised, where applicable.
Reorganization Value
As set forth in the Plan of Reorganization, the agreed upon enterprise value of the Company was $5,721 million. This value was within the initial range calculated by the Company of approximately $5,100 million to approximately $7,100 million using an income approach. The $5,721 million enterprise value was selected as it was the transaction price agreed to in the global settlement agreement with the Company’s creditor constituencies, including the PBGC. The reorganization value was then determined by adding liabilities other than interest bearing debt, pension obligations and the deferred tax impact of the reorganization and fresh start adjustments.

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

(3)	The fair value of the Emergence Date Warrants was estimated using the Black-Scholes pricing model.
The following table reconciles the enterprise value to the estimated reorganization value as of the Emergence Date:

(In millions)	As Previously Reported	Adjustments	Revised
Enterprise value	$5,721	$—	$5,721
Plus:
Non-debt current liabilities	955	—	955
Non-debt non-current liabilities	2,090	—	2,090
Excess cash and cash equivalents	220	26	246
Less:
Pension and other post-retirement obligations, net of deferred taxes	(856)	—	(856)
Capital lease obligations	(20)	—	(20)
Change in net deferred tax liabilities from reorganization	(510)	—	(510)
Emergence Date Warrants issued	(17)	—	(17)
Reorganization value of Successor assets	$7,583	$26	$7,609
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

	As Previously Reported
(In millions)	Predecessor Company December 15, 2017	Reorganization Adjustments		Fresh Start Adjustments		Successor Company December 16, 2017
ASSETS
Current assets:
Cash and cash equivalents	$744	$(404)	(1)	$—		$340
Accounts receivable, net	523	—		(106)	(21)	417
Inventory	90	—		29	(22)	119
Other current assets	374	(58)	(2)	(66)	(23)	250
TOTAL CURRENT ASSETS	1,731	(462)		(143)		1,126
Property, plant and equipment, net	194	—		116	(24)	310
Deferred income taxes, net	—	48	(3)	(17)	(25)	31
Intangible assets, net	298	—		3,137	(26)	3,435
Goodwill	3,541	—		(909)	(27)	2,632
Other assets	70	6	(4)	(27)	(28)	49
TOTAL ASSETS	$5,834	$(408)		$2,157		$7,583
LIABILITIES
Current liabilities:
Debt maturing within one year	$725	$(696)	(5)	$—		$29
Accounts payable	325	(49)	(6)	—		276
Payroll and benefit obligations	123	23	(7)	—		146
Deferred revenue	627	50	(8)	(341)	(29)	336
Business restructuring reserve	35	3	(9)	—		38
Other current liabilities	97	65	(6,10)	(3)	(30)	159
TOTAL CURRENT LIABILITIES	1,932	(604)		(344)		984
Non-current liabilities:
Long-term debt, net of current portion	—	2,771	(11)	96	(31)	2,867
Pension obligations	539	246	(12)	—		785
Other post-retirement obligations	—	212	(13)	—		212
Deferred income taxes, net	28	113	(14)	548	(32)	689
Business restructuring reserve	26	4	(9)	4	(33)	34
Other liabilities	180	233	(8,15)	(43)	(29,34)	370
TOTAL NON-CURRENT LIABILITIES	773	3,579		605		4,957
LIABILITIES SUBJECT TO COMPROMISE	7,585	(7,585)	(16)	—		—
TOTAL LIABILITIES	10,290	(4,610)		261		5,941
Commitments and contingencies
Equity awards on redeemable shares	6	(6)	(17)	—		—
Preferred stock:
Series B	397	(397)	(17)	—		—
Series A	186	(186)	(17)	—		—
STOCKHOLDERS' (DEFICIT) EQUITY
Common stock (Successor)	—	1	(18)	—		1
Additional paid-in capital (Successor)	—	1,641	(18)	—		1,641
Common stock (Predecessor)	—	—		—		—
Additional paid-in capital (Predecessor)	2,387	(2,387)	(17)	—		—
(Accumulated deficit) retained earnings	(5,978)	4,872	(19)	1,106	(36)	—
Accumulated other comprehensive (loss) income	(1,454)	664	(20)	790	(35)	—
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(5,045)	4,791		1,896		1,642
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$5,834	$(408)		$2,157		$7,583

Adjustments
(In millions)	Predecessor Company December 15, 2017	Reorganization Adjustments		Fresh Start Adjustments		Successor Company December 16, 2017
ASSETS
Current assets:
Cash and cash equivalents	$26	$—		$—		$26
Accounts receivable, net	(26)	—		—		(26)
Inventory	—	—		—		—
Other current assets	—	—		—		—
TOTAL CURRENT ASSETS	—	—		—		—
Property, plant and equipment, net	—	—		—		—
Deferred income taxes, net	—	—		—		—
Intangible assets, net	—	—		—		—
Goodwill	—	—		26	(27)	26
Other assets	—	—		—		—
TOTAL ASSETS	$—	$—		$26		$26
LIABILITIES
Current liabilities:
Debt maturing within one year	$—	$—		$—		$—
Accounts payable	—	—		—		—
Payroll and benefit obligations	—	—		—		—
Deferred revenue	—	—		—		—
Business restructuring reserve	—	—		—		—
Other current liabilities	—	—		—		—
TOTAL CURRENT LIABILITIES	—	—		—		—
Non-current liabilities:
Long-term debt	—	—		—		—
Pension obligations	—	—		—		—
Other post-retirement obligations	—	—		—		—
Deferred income taxes, net	—	—		—		—
Business restructuring reserve	—	—		—		—
Other liabilities	—	—		—		—
TOTAL NON-CURRENT LIABILITIES	—	—		—		—
LIABILITIES SUBJECT TO COMPROMISE	—	—		—		—
TOTAL LIABILITIES	—	—		—		—
Commitments and contingencies
Equity awards on redeemable shares	—	—		—		—
Preferred stock:
Series B	—	—		—		—
Series A	—	—		—		—
STOCKHOLDERS' (DEFICIT) EQUITY
Common stock (Successor)	—	—		—		—
Additional paid-in capital (Successor)	—	26	(18)	—		26
Common stock (Predecessor)	—	—		—		—
Additional paid-in capital (Predecessor)	—	—		—		—
(Accumulated deficit) retained earnings	—	(26)	(19)	26	(36)	—
Accumulated other comprehensive (loss) income	—	—		—		—
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	—	—		26		26
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$—	$—		$26		$26

	Revised
(In millions)	Predecessor Company December 15, 2017	Reorganization Adjustments		Fresh Start Adjustments		Successor Company December 16, 2017
ASSETS
Current assets:
Cash and cash equivalents	$770	$(404)	(1)	$—		$366
Accounts receivable, net	497	—		(106)	(21)	391
Inventory	90	—		29	(22)	119
Other current assets	374	(58)	(2)	(66)	(23)	250
TOTAL CURRENT ASSETS	1,731	(462)		(143)		1,126
Property, plant and equipment, net	194	—		116	(24)	310
Deferred income taxes, net	—	48	(3)	(17)	(25)	31
Intangible assets, net	298	—		3,137	(26)	3,435
Goodwill	3,541	—		(883)	(27)	2,658
Other assets	70	6	(4)	(27)	(28)	49
TOTAL ASSETS	$5,834	$(408)		$2,183		$7,609
LIABILITIES
Current liabilities:
Debt maturing within one year	$725	$(696)	(5)	$—		$29
Accounts payable	325	(49)	(6)	—		276
Payroll and benefit obligations	123	23	(7)	—		146
Deferred revenue	627	50	(8)	(341)	(29)	336
Business restructuring reserve	35	3	(9)	—		38
Other current liabilities	97	65	(6,10)	(3)	(30)	159
TOTAL CURRENT LIABILITIES	1,932	(604)		(344)		984
Non-current liabilities:
Long-term debt, net of current portion	—	2,771	(11)	96	(31)	2,867
Pension obligations	539	246	(12)	—		785
Other post-retirement obligations	—	212	(13)	—		212
Deferred income taxes, net	28	113	(14)	548	(32)	689
Business restructuring reserve	26	4	(9)	4	(33)	34
Other liabilities	180	233	(8,15)	(43)	(29,34)	370
TOTAL NON-CURRENT LIABILITIES	773	3,579		605		4,957
LIABILITIES SUBJECT TO COMPROMISE	7,585	(7,585)	(16)	—		—
TOTAL LIABILITIES	10,290	(4,610)		261		5,941
Commitments and contingencies
Equity awards on redeemable shares	6	(6)	(17)	—		—
Preferred stock:
Series B	397	(397)	(17)	—		—
Series A	186	(186)	(17)	—		—
STOCKHOLDERS' (DEFICIT) EQUITY
Common stock (Successor)	—	1	(18)	—		1
Additional paid-in capital (Successor)	—	1,667	(18)	—		1,667
Common stock (Predecessor)	—	—		—		—
Additional paid-in capital (Predecessor)	2,387	(2,387)	(17)	—		—
(Accumulated deficit) retained earnings	(5,978)	4,846	(19)	1,132	(36)	—
Accumulated other comprehensive (loss) income	(1,454)	664	(20)	790	(35)	—
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(5,045)	4,791		1,922		1,668
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$5,834	$(408)		$2,183		$7,609

Reorganization Adjustments
In accordance with the Plan of Reorganization, the following adjustments were made:
1.Sources and Uses of Cash. The following reflects the net cash payments recorded as of the Emergence Date as a result of implementing the Plan of Reorganization:

(In millions)
Sources:
Proceeds from Term Loan Credit Agreement, net of original issue discount	$2,896
Release of restricted cash	76
Total sources of cash	2,972
Uses:
Repayment of DIP Credit Agreement	(725)
Payment of DIP Credit Agreement accrued interest	(1)
Cash paid to Predecessor first lien debt-holders	(2,061)
Cash paid to PBGC	(340)
Payment for professional fees escrow account	(56)
Funding payment for Avaya represented employee pension plan	(49)
Payment of accrued professional and administrative fees	(27)
Costs incurred for Term Loan Credit Agreement and ABL Credit Agreement	(59)
Payment for general unsecured claims	(58)
Total uses of cash	(3,376)
Net uses of cash	$(404)

2.	Other Current Assets.

(In millions)
Release of restricted cash	$(76)
Reclassification of prepaid debt issuance costs related to the Term Loan Credit Agreement	(42)
Payment of fees related to the ABL Credit Agreement	5
Restricted cash for bankruptcy related professional fees	55
Total other current assets	$(58)

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

6.
Accounts Payable. The net decrease of $49 million includes $50 million for professional fees that were reclassified to Other current liabilities for accrued bankruptcy related professional fees that will be paid from an escrow account and a payment of $3 million of bankruptcy related professional fees, partially offset by reinstatement of $4 million contract cure costs from liabilities subject to compromise.

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

(In millions)
Term Loan Credit Agreement	$2,925
Less:
Discount	(29)
Upfront and underwriting fees	(54)
Cash received upon emergence from bankruptcy	2,842
Reclassification of debt issuance costs incurred prior to emergence from bankruptcy	(42)
Current portion of Long-term debt	(29)
Long-term debt, net of current portion	$2,771

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

17.
Cancellation of Predecessor Preferred and Common Stock. All common stock, Series A and B preferred stock and all other equity awards of the Predecessor Company were canceled on the Emergence Date without any recovery on account thereof.

18.
Issuance of Successor Common Stock and Emergence Date Warrants. In settlement of the Company's $5,721 million Predecessor first lien obligations and Predecessor second lien obligations, the holders of the Predecessor first lien obligations received a total of 99.3 million shares of common stock (fair value of $1,509 million) and $2,061 million in cash and the holders of the Predecessor second lien obligations received a total of 4.4 million shares of common stock (fair value of $67 million) and 5.6 million Emergence Date Warrants to purchase a like amount of common shares (fair value of $17 million). In addition, as part of the Plan of Reorganization, the Company completed a distressed termination of the APPSE in accordance with a stipulation settlement with the PBGC, the PBGC received $340 million in cash and 6.1 million shares of common stock (fair value of $92 million).

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

26.	Intangible Assets. The Company recorded an adjustment to intangible assets for $3,137 million as follows:

	Successor	Predecessor
(In millions)	December 15, 2017 Post-emergence	December 15, 2017 Pre-emergence	Difference
Customer relationships and other intangible assets	$2,155	$96	$2,059
Technology and patents	905	12	893
Trademarks and trade names	375	190	185
Total	$3,435	$298	$3,137
The fair value of customer relationships was determined using the excess earnings method, a derivation of the income approach that calculates residual profit attributable to an asset after proper returns are paid to complementary or contributory assets.
The fair value of technology and patents and trademarks and trade names was determined using the royalty savings method, a derivation of the income approach that estimates the royalties saved through ownership of the assets.
27.Goodwill. Predecessor Company goodwill of $3,541 million was eliminated and Successor Company goodwill of $2,658 million was established based on the calculated reorganization value.

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

29.
Deferred Revenue. The fair value of deferred revenue, which principally relates to payments on annual maintenance contracts, was determined by deducting selling costs and associated profit from the Predecessor Company deferred revenue balance to arrive at the costs and profit associated with fulfilling the liability. Additionally, the decrease includes the impact of an accounting policy change whereby the Successor Company no longer recognizes deferred revenue relating to sales transactions that have been billed, but for which the related account receivable has not yet been collected.

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

36.
Fresh Start Adjustments. The following table reflects the cumulative impact of the fresh start adjustments as discussed above, the elimination of the Predecessor Company's accumulated other comprehensive loss and the adjustments required to eliminate accumulated deficit:

(In millions)	As Previously Reported	Adjustments	Revised
Eliminate Predecessor Intangible assets	$(298)	$—	$(298)
Eliminate Predecessor Goodwill	(3,541)	—	(3,541)
Establish Successor Intangible assets	3,435	—	3,435
Establish Successor Goodwill	2,632	26	2,658
Fair value adjustment to Inventory	29	—	29
Fair value adjustment to Other current assets	(66)	—	(66)
Fair value adjustment to Property, plant and equipment	116	—	116
Fair value adjustment to Other assets	(27)	—	(27)
Fair value adjustment to Deferred revenue	235	—	235
Fair value adjustment to Business restructuring reserves	(4)	—	(4)
Fair value adjustment to Other current liabilities	3	—	3
Fair value adjustment to Long-term debt	(96)	—	(96)
Fair value adjustment to Other liabilities	43	—	43
Release Predecessor Accumulated comprehensive loss	(790)	—	(790)
Fresh start adjustments included in Reorganization items, net	1,671	26	1,697
Tax impact of fresh start adjustments	(565)	—	(565)
Gain on fresh start accounting, net	$1,106	$26	$1,132
6. Business Combinations
Spoken Communications
On March 9, 2018 (the “Acquisition Date”), the Company acquired Intellisist, Inc. (“Spoken”), a United States-based private technology company, which provides cloud-based Contact Center as a Service ("CCaaS") solutions and customer experience management and automation applications. The total purchase price was $172 million, consisting of $157 million in cash, $14 million in contingent consideration and a $1 million settlement of Spoken’s net payable to the Company. Prior to the acquisition, the Company and Spoken had been working in a co-development partnership for more than a year pursuant to which the Company had recorded a net receivable from Spoken for services provided.
Upon the achievement of three specified performance targets ("Earn-outs"), the Company may be required to pay up to $16 million of contingent consideration to Spoken's former owners and employees and up to $4 million in discretionary earn-out bonuses ("Earn-out Bonuses") to Spoken employees who are believed to have contributed to the achievement of the Earn-outs. The fair value of the Earn-outs at the Acquisition Date was $14 million, which was calculated using a probability-weighted discounted cash flow model and is remeasured to fair value at each subsequent reporting period. The Earn-out Bonuses, which are intended to incentivize remaining employees to assist in achieving the Earn-outs, are excluded from the acquisition consideration and are recognized as compensation expense in the Company's Consolidated Financial Statements ratably over the estimated Earn-out periods. During the period from December 16, 2017 through September 30, 2018 (Successor), there was no significant change to the fair value of the Earn-out liability other than interest accretion. The fair value of the Earn-out liability, including interest accretion, as of September 30, 2018 was $15 million.
In connection with this acquisition, the Company recorded goodwill of $116 million, which has been assigned to the Products & Solutions (formerly known as GCS) segment, identifiable intangible assets with a fair value of $64 million, and other net liabilities of $8 million. The goodwill recognized is attributable primarily to the potential that the Spoken technology, cloud platform and assembled workforce will accelerate the Company's growth in cloud-based solutions. The Company has determined that the goodwill is not deductible for tax purposes. Since the Acquisition Date, the Company adjusted the initial purchase price allocation resulting in a decrease in goodwill, from $122 million to $116 million and a decrease of $4 million related to tax liabilities.
The acquired intangible assets of $64 million included technology and patents of $56 million with a weighted average useful life of 4.9 years, $5 million of in-process research and development ("IPR&D") activities, which are considered indefinite lived until projects are completed or abandoned, and customer relationships of $3 million with a weighted average useful life of 7.5 years.
The Company recorded $3 million of acquisition-related costs, which included investment banking, legal and other third-party costs, and $7 million of compensation expense resulting from the accelerated vesting of certain unvested Spoken stock option awards because post-combination service requirements were eliminated. The acquisition-related costs and the compensation expense were recorded in Selling, general and administrative expense in the Consolidated Statements of Operations.
Spoken became a wholly-owned subsidiary of the Company on March 9, 2018. The Company's Consolidated Financial Statements reflect the financial results of the operations of Spoken beginning on March 9, 2018. Spoken’s revenue and operating loss included in the Company’s results for the period from December 16, 2017 through September 30, 2018 (Successor), was $8 million and $31 million, respectively.
7. Goodwill
The changes in the carrying amount of goodwill by segment for the periods indicated were as follows:

(In millions)	Products & Solutions	Services	Total
Cost	$2,668	$2,537	$5,205
Accumulated impairment losses	(1,576)	—	(1,576)
Balance as of September 30, 2016 (Predecessor)	1,092	2,537	3,629
Sale of Networking business	—	(36)	(36)
Impairment loss	—	(52)	(52)
Adjustments	1	—	1
Balance as of September 30, 2017 (Predecessor)	$1,093	$2,449	$3,542

	As Previously Reported
(In millions)	Products & Solutions	Services	Total
Cost	$2,669	$2,501	$5,170
Accumulated impairment losses	(1,576)	(52)	(1,628)
Balance as of September 30, 2017 (Predecessor)	1,093	2,449	3,542
Adjustments	(1)	—	(1)
Impact of fresh start accounting	68	(977)	(909)
Balance as of December 15, 2017 (Predecessor)	$1,160	$1,472	$2,632

Balance as of December 16, 2017 (Successor)	$1,160	$1,472	$2,632

	Adjustments
(In millions)	Products & Solutions	Services	Total
Cost	$—	$—	$—
Accumulated impairment losses	—	—	—
Balance as of September 30, 2017 (Predecessor)	—	—	—
Adjustments	—	—	—
Impact of fresh start accounting	11	15	26
Balance as of December 15, 2017 (Predecessor)	$11	$15	$26

Balance as of December 16, 2017 (Successor)	$11	$15	$26

	Revised
(In millions)	Products & Solutions	Services	Total
Cost	$2,669	$2,501	$5,170
Accumulated impairment losses	(1,576)	(52)	(1,628)
Balance as of September 30, 2017 (Predecessor)	1,093	2,449	3,542
Adjustments	(1)	—	(1)
Impact of fresh start accounting	79	(962)	(883)
Balance as of December 15, 2017 (Predecessor)	$1,171	$1,487	$2,658

Balance as of December 16, 2017 (Successor)	$1,171	$1,487	$2,658
Spoken acquisition	116	—	116
Foreign currency fluctuations	(4)	(6)	(10)
Balance as of September 30, 2018 (Successor)	$1,283	$1,481	$2,764
The Company adjusted the carrying value of goodwill upon application of fresh start accounting.
As discussed in Note 1, "Background and Basis of Presentation - Revision of Prior Period Amounts," prior period amounts have been revised, where applicable.
Goodwill is not amortized but is subject to periodic testing for impairment in accordance with GAAP at the reporting unit level, which is one level below the Company’s operating segments. The Company identified five reporting units, all of which are subject to impairment testing annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
With the adoption of ASU 2017-04 in fiscal 2017 (Predecessor), the impairment test for goodwill consists of a one-step process. This process consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to that reporting unit. If the carrying value of a reporting unit exceeds its fair value, the Company will recognize an impairment loss equal to the amount of the excess. Prior to adoption of ASU 2017-04, the impairment test for goodwill was a two-step process. Under this method if the carrying value of a reporting unit exceeded its fair value, a second step of the goodwill impairment test was performed to measure the amount of impairment, if any. The second step compared the implied fair value of the reporting unit’s goodwill to the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeded the implied fair value of the goodwill, an impairment loss was recognized in an amount equal to the excess. The implied fair value was determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit was allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. This allocation was performed only for the purpose of assessing goodwill for impairment.
Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units and the determination of the fair value of each reporting unit. The Company estimates the fair value of each reporting unit using a weighting of fair values derived from an income and a market approach.
Under the income approach, the fair value of a reporting unit is based on the future cash flows expected from that reporting unit. Future cash flows are based on forward-looking information regarding market share and costs for each reporting unit and are discounted using an appropriate discount rate in a discounted cash flows model. The discounted cash flows model relies on assumptions regarding revenue growth rates, gross profit, projected working capital needs, selling, general and administrative expenses, research and development expenses, business restructuring costs, capital expenditures, income tax rates, discount rates and terminal growth rates. The discount rate the Company uses represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in its reporting unit operations and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of its model, the Company uses a terminal value approach. Under this approach, the Company applies a perpetuity growth assumption to determine the terminal value. The Company incorporates the present value of the resulting terminal value into its estimate of fair value. Forecasted cash flows for each reporting unit consider current economic conditions and trends, estimated future operating results, the Company’s view of growth rates and anticipated future economic conditions. Revenue growth rates inherent in this forecast are based on input from internal and external market intelligence research sources that compare factors such as growth in global economies, regional trends in the telecommunications industry and product evolution from a technological segment basis. Macroeconomic factors such as changes in economies, product evolutions, industry consolidations and other changes beyond the Company’s control could have a positive or negative impact on achieving its targets.

The market approach estimates the fair value of a reporting unit by applying multiples of operating performance measures to the reporting unit's operating performance (the "Guideline Public Company Method"). These multiples are derived from comparable publicly-traded companies in the same or similar line of business with similar investment characteristics to the reporting unit. The key estimates and assumptions that are used to determine the fair value under this market approach include current and forward 12-month operating performance results, as applicable, and the selection of the relevant multiples to be applied.
The Period from December 16, 2017 through September 30, 2018 (Successor) and the Period from October 1, 2017 through December 15, 2017 (Predecessor)
The Company performed its annual goodwill impairment test on July 1, 2018 and determined that the carrying amounts of each of the Company's reporting units did not exceed their estimated fair values and therefore no impairment existed. The Avaya Professional Services reporting unit within the Services segment includes $22 million of goodwill and had a negative carrying amount at July 1, 2018. The fair value of the Avaya Professional Services reporting unit was positive at July 1, 2018. At July 1, 2018, the level of excess fair value over carrying value exceeds 10% for each of the Company's five reporting units, except for the Global Support Services ("GSS") reporting unit which has an excess fair value over carrying value of 7%. The goodwill assigned to GSS is $1,448 million. An increase in the discount rate of 1.1% used in the most recent goodwill impairment testing calculation would result in an estimated fair value below the carrying value for this reporting unit. During the fourth quarter of 2018, the Company closely monitored the key variables and other market factors for all of its reporting units and determined that it is not required to perform an interim impairment test.
To the extent that changes in business conditions occur or other management decisions are made that result in adjusted management projections, it may be necessary to record impairment charges in the future.
Fiscal 2017 (Predecessor)
As a result of the sale of certain assets and liabilities of the Company’s Networking business to Extreme, it was determined that the fair value of the Networking services component was less than its carrying value. As a result, the Company recorded a goodwill impairment charge of $52 million during the third quarter of fiscal year 2017 (Predecessor).
In addition to the goodwill impairment charge associated with the sale of the Company’s Networking business, the Company filed for bankruptcy and updated its five-year forecast during the nine month period ended June 30, 2017 (Predecessor). As a result of the decline in revenue and the updated forecast, the Company determined that an interim impairment test of its goodwill and long-lived assets should be performed as of June 30, 2017 (Predecessor). Using the revised five-year forecast, the results of the goodwill impairment test indicated that the respective carrying values of each reporting unit did not exceed their respective fair values and therefore, no impairment existed.
At July 1, 2017, the Company performed its annual goodwill impairment test and determined that the respective carrying amounts of the Company’s reporting units did not exceed their estimated fair values and therefore no impairment existed.
Fiscal 2016 (Predecessor)
At July 1, 2016, the Company performed its annual goodwill impairment test for all of its reporting units. The results of step one of the goodwill impairment test indicated that the estimated fair value of the Unified Communication (“UC”) reporting unit was less than the carrying amount of its net assets (including goodwill) and as such, the Company performed step two of the impairment test for the UC reporting unit. All of the Company’s other reporting units passed step one of the goodwill impairment test. In the application of step two of the goodwill impairment test performed on the UC reporting unit, the Company estimated the implied fair value of the goodwill to be $504 million as compared to a carrying amount of $946 million and recorded an impairment to goodwill of $442 million associated with the UC reporting unit within the Products & Solutions segment.

8. Intangible Assets
The Company's intangible assets consist of the following for the periods indicated:

(In millions)	Technology and Patents	Customer Relationships and Other Intangibles	Trademarks and Trade Names	Total
Balance as of September 30, 2018 (Successor)
Finite-lived intangible assets:
Cost	$959	$2,157	$43	$3,159
Accumulated amortization	(135)	(124)	(3)	(262)
Finite-lived intangible assets, net	824	2,033	40	2,897

Indefinite-lived intangible assets	5	—	332	337
Intangible assets, net	$829	$2,033	$372	$3,234

Balance as of September 30, 2017 (Predecessor)
Finite-lived intangible assets:
Cost	$1,427	$2,196	$—	$3,623
Accumulated amortization	(1,411)	(2,091)	—	(3,502)
Finite-lived intangible assets, net	16	105	—	121

Indefinite-lived intangible assets:
Cost	—	—	545	545
Accumulated impairment	—	—	(355)	(355)
Indefinite-lived intangible assets, net	—	—	190	190
Intangible assets, net	$16	$105	$190	$311
Amortizable technology and patents have useful lives that range between 1 year and 10 years with a weighted average remaining useful life of 4.9 years. IPR&D activities are considered indefinite-lived until projects are completed or abandoned. Customer relationships have useful lives that range between 1 year and 19 years with a weighted average remaining useful life of 13.8 years. Amortizable product trade names have useful lives of 10 years with a weighted average remaining useful life of 9.2 years. The Avaya trade name is expected to generate cash flows indefinitely and, consequently, this asset is classified as an indefinite-lived intangible and is therefore not amortized.
Amortization expense for the period from December 16, 2017 through September 30, 2018 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor), and fiscal 2017 and 2016 (Predecessor), was $262 million, $13 million, $224 million and $256 million, respectively.
Future amortization expense of intangible assets as of September 30, 2018 for the fiscal years ending September 30, is as follows:

(In millions)
2019	$333
2020	333
2021	332
2022	305
2023 and thereafter	1,594
Total	$2,897
The Period from December 16, 2017 through September 30, 2018 (Successor) and the Period from October 1, 2017 through December 15, 2017 (Predecessor)
At July 1, 2018, the Company performed its annual impairment test of indefinite-lived intangible assets. The Company determined that the respective carrying amounts of the indefinite-lived intangible assets did not exceed their estimated fair values and therefore no impairment existed.

The Company assessed whether there were any triggering events that would indicate a potential impairment of its finite-lived intangible assets and did not identify any such triggering events or impairment indicators.
Fiscal 2017 (Predecessor)
Prior to the goodwill impairment testing on June 30, 2017, the Company performed an impairment test of indefinite-lived intangible assets and other long-lived assets as of June 30, 2017. The Company estimated the fair values of its indefinite-lived intangible assets using the royalty savings method, which values an asset by estimating the royalties saved through ownership of the asset. As a result of the impairment test, the Company estimated the fair value of its trademarks and trade names to be $190 million as compared to a carrying amount of $255 million and recorded an impairment charge of $65 million.
At July 1, 2017, the Company performed its annual test of impairment of indefinite-lived intangible assets. The Company determined that the respective carrying amounts of the indefinite-lived intangible assets did not exceed their estimated fair values and therefore no impairment existed.
Fiscal 2016 (Predecessor)
Prior to the annual goodwill impairment testing, the Company performed its annual test of impairment of indefinite-lived intangible assets at July 1, 2016. Using the Company forecasts, the Company estimated the fair values of its indefinite-lived intangible assets using the royalty savings method, which values an asset by estimating the royalties saved through ownership of the asset. As a result of the impairment test, the Company estimated the fair value of the indefinite-lived intangible assets to be $255 million as compared to a carrying amount of $355 million and recorded an impairment charge of $100 million related to trademark and trade name indefinite-lived intangible assets.
9. Supplementary Financial Information
Consolidated Statements of Operations Information
The following table presents a summary of depreciation and amortization and Other income (expense), net for the periods indicated:

	Successor	Predecessor
	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal years ended September 30,
(In millions)			2017	2016
DEPRECIATION AND AMORTIZATION
Amortization of software development costs (included in Costs)	$—	$—	$1	$1
Amortization of intangible assets (included in Costs and Operating expenses)	262	13	224	256
Depreciation and amortization of property, plant and equipment and internal use software (included in Costs and Operating expenses)	122	18	101	117
Total depreciation and amortization	$384	$31	$326	$374

OTHER INCOME (EXPENSE), NET
Interest income	$5	$2	$4	$1
Foreign currency gains, net	28	—	2	10
Income from TSA, net	5	3	3	—
Gain on sale of Networking business	—	—	2	—
Loss on investment	—	—	—	(11)
Change in fair value of Preferred B embedded derivative	—	—	—	73
Other pension and post-retirement benefit credits (costs), net	13	(8)	(34)	(27)
Change in fair value of Emergence Date Warrants	(17)	—	—	—
Gain on sale of long-lived assets	1	—	—	—
Other, net	—	1	(2)	(5)
Total other income (expense), net	$35	$(2)	$(25)	$41

As discussed in Note 3, “Recent Accounting Pronouncements - Recently Adopted Accounting Pronouncements,” the adoption of ASU 2017-07 resulted in the recognition of Other pension and post-retirement benefit credits (costs), net (including the interest cost, expected return on plan assets, amortization and curtailments and settlements) in Other income (expense), net. Prior period amounts have been reclassified to conform to the current period presentation.
The Foreign currency gains, net for the period from December 16, 2017 through September 30, 2018 (Successor) was principally due to the strengthening of the U.S. dollar compared to certain foreign exchange rates on U.S. dollar denominated receivables maintained in non-U.S. locations, mainly Argentina, India and Mexico. As of July 1, 2018, we concluded that Argentina represents a hyperinflationary economy as its projected three-year cumulative inflation rate exceeds 100%. As a result, we changed the local functional currency for our Argentinian operations from the Argentine Peso to the U.S. Dollar effective July 1, 2018 and remeasured the financial statements for those operations to the U.S. Dollar as of July 1, 2018 in accordance with ASC 830 “Foreign Currency Matters.” Although the remeasurement on July 1, 2018 did not have an impact on our Consolidated Financial Statements, foreign exchange transaction gains and losses recognized on or after July 1, 2018 will be based on Argentina’s new U.S. dollar functional currency.
A summary of Reorganization items, net for the periods indicated is presented in the following table:

	Successor	Predecessor
	Period from December 16, 2017 through September 30, 2018	As Previously Reported	Adjustments	Revised
		Period from October 1, 2017 through December 15, 2017	Period from October 1, 2017 through December 15, 2017	Period from October 1, 2017 through December 15, 2017	Fiscal years ended September 30,
(In millions)					2017	2016
REORGANIZATION ITEMS, NET
Net gain on settlement of Liabilities subject to compromise	$—	$1,804	$(26)	$1,778	$—	$—
Net gain on fresh start adjustments	—	1,671	26	1,697	—	—
Bankruptcy-related professional fees	—	(56)	—	(56)	(66)	—
Contract rejection fees / lease terminations	—	—	—	—	(18)	—
DIP Credit Agreement financing costs	—	—	—	—	(14)	—
Other items, net	—	(3)	—	(3)	—	—
Reorganization items, net	$—	$3,416	$—	$3,416	$(98)	$—
Cash payments for reorganization items	$1	$2,524	$—	$2,524	$47	$—
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
As discussed in Note 1, "Background and Basis of Presentation - Revision of Prior Period Amounts," prior period amounts have been revised, where applicable.

Consolidated Balance Sheet Information

	Successor	Predecessor
	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal years ended September 30,
(In millions)			2017	2016
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts Receivable:
Balance at beginning of period	$—	$13	$16	$15
Increase (decrease) in expense	2	1	(3)	1
Reductions	—	(1)	—	—
Impact of fresh start accounting	—	(13)	—	—
Balance at end of period	$2	$—	$13	$16
Deferred Tax Asset Valuation Allowance:
Balance at beginning of period	$836	$2,152	$2,256	$1,976
Increase (decrease) in expense	105	(452)	(65)	203
(Reductions) additions	(22)	(393)	(39)	77
Impact of fresh start accounting	—	(471)	—	—
Balance at end of period	$919	$836	$2,152	$2,256

	Successor	Predecessor
(In millions)	As of September 30, 2018	As of September 30, 2017
PROPERTY, PLANT AND EQUIPMENT, NET
Leasehold improvements	$105	$142
Machinery and equipment	65	173
Rental equipment	125	241
Assets under construction	14	13
Internal use software	112	240
Total property, plant and equipment	421	809
Less: Accumulated depreciation and amortization	(171)	(609)
Property, plant and equipment, net	$250	$200
As of September 30, 2018, Machinery and equipment, Rental equipment and Accumulated depreciation and amortization include $4 million, $19 million and $(10) million, respectively, for assets acquired under capital leases. As of September 30, 2017, Machinery and equipment, Rental equipment and Accumulated depreciation and amortization include $6 million, $38 million and $(35) million, respectively, for assets acquired under capital leases.
The decrease in the gross Property, plant and equipment cost and Accumulated depreciation and amortization amounts mainly reflect the impact of the Company applying fresh start accounting on the Emergence Date. See Note 5, "Fresh Start Accounting," for additional information.

	Successor	Predecessor
(In millions)	As of September 30, 2018	As of September 30, 2017
LIABILITIES SUBJECT TO COMPROMISE
Accounts payable	$—	$40
Debt subject to compromise including accrued interest(1)	—	5,832
Pension obligations	—	1,012
Payroll and benefit obligations	—	45
Other post-retirement obligations	—	211
Deferred revenue	—	95
Deferred income taxes	—	113
Other liabilities	—	357
Consolidated Liabilities subject to compromise	—	7,705
Payables to non-debtor subsidiaries	—	100
Debtors’ Liabilities subject to compromise	$—	$7,805
(1) Reduced by adequate protection payments.
During the Chapter 11 proceedings, all expenses, gains and losses directly associated with the reorganization proceedings were reported as Reorganization items, net in the accompanying Consolidated Statements of Operations. In addition, Liabilities subject to compromise during Chapter 11 proceedings were distinguished from liabilities of the non-debtors and from post-petition liabilities in the accompanying Consolidated Balance Sheets. The Company's other subsidiaries that were not part of the Bankruptcy Filing ("non-debtors") continued to operate in the ordinary course of business.
Supplemental Cash Flow Information

	Successor	Predecessor
	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal years ended September 30,
(In millions)			2017	2016
OTHER PAYMENTS
Interest payments	$149	$15	$138	$425
Income tax payments	$22	$7	$33	$51

NON-CASH INVESTING ACTIVITIES
Acquisition of equipment under capital lease	$2	$—	$—	$4
Increase (decrease) in Accounts payable for Capital expenditures	$1	$—	$(1)	$(4)
10. Business Restructuring Reserves and Programs
During the period from December 16, 2017 through September 30, 2018 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor), and fiscal 2017 and 2016 (Predecessor), the Company recognized restructuring charges of $81 million, $14 million, $30 million, and $105 million, respectively. The restructuring charges include changes in estimates for increases and decreases in costs or changes in the timing of payments related to the restructuring programs of prior fiscal years. The Company's restructuring charges generally include separation charges which include, but are not limited to, termination payments, pension fund payments, and health care and unemployment insurance costs to be paid to, or on behalf of, the affected employees; and lease obligation charges. As the Company continues to evaluate opportunities to streamline its operations, it may identify cost savings globally and take additional restructuring actions in the future and the costs of those actions could be material. The Company does not allocate restructuring reserves to its operating segments.
Fiscal 2018 Restructuring Program
Recognized restructuring charges for the fiscal 2018 restructuring program included employee separation costs associated with employee severance actions primarily in Europe, Middle East and Africa ("EMEA"), the U.S. and Asia-Pacific ("APAC"), for which the related payments are expected to be completed by the beginning of fiscal 2025. Lease obligation charges were also incurred in connection with the termination of certain U.S. real estate leases.

The following table summarizes the components of the fiscal 2018 restructuring program for the period from December 16, 2017 through September 30, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor):

(In millions)	Employee Separation Costs	Lease Obligations	Total
Restructuring charges	$12	$—	$12
Cash payments	(3)	—	(3)
Balance as of December 15, 2017 (Predecessor)	$9	$—	$9

Balance as of December 16, 2017 (Successor)	$9	$—	$9
Restructuring charges	70	10	80
Cash payments	(23)	(10)	(33)
Impact of foreign currency fluctuations	(2)	—	(2)
Balance as of September 30, 2018 (Successor)	$54	$—	$54
Fiscal 2017 Restructuring Program
These obligations are primarily for employee separation costs associated with fiscal 2017 (Predecessor) employee severance actions in the U.S. and EMEA, for which the related payments are expected to be completed in fiscal 2024.
The following table summarizes the components of the fiscal 2017 restructuring program:

(In millions)	Employee Separation Costs	Lease Obligations	Total
Restructuring charges	$18	$1	$19
Cash payments	(14)	—	(14)
Balance as of September 30, 2017 (Predecessor)	4	1	5
Cash payments	(1)	(1)	(2)
Balance as of December 15, 2017 (Predecessor)	$3	$—	$3

Balance as of December 16, 2017 (Successor)	$3	$—	$3
Cash payments	(1)	—	(1)
Impact of foreign currency fluctuations	(1)	—	(1)
Balance as of September 30, 2018 (Successor)	$1	$—	$1
Fiscal 2016 Restructuring Program
These obligations are primarily for employee separation costs associated with employee severance actions in EMEA and Canada for which the related payments are expected to be completed in fiscal 2023 and a voluntary headcount reduction plan initiated in the U.S.

The following table summarizes the components of the fiscal 2016 restructuring program:

(In millions)	Employee Separation Costs	Lease Obligations	Total
Restructuring charges	$98	$—	$98
Cash payments	(47)	—	(47)
Balance as of September 30, 2016 (Predecessor)	51	—	51
Cash payments	(25)	—	(25)
Adjustments(1)	2	—	2
Impact of foreign currency fluctuations	2	—	2
Balance as of September 30, 2017 (Predecessor)	30	—	30
Restructuring charges	1	—	1
Cash payments	(2)	—	(2)
Adjustments - fresh start items	4	—	4
Balance as of December 15, 2017 (Predecessor)	$33	$—	$33

Balance as of December 16, 2017 (Successor)	$33	$—	$33
Cash payments	(8)	—	(8)
Balance as of September 30, 2018 (Successor)	$25	$—	$25

(1)
Includes changes in estimates for increases and decreases in costs related to the fiscal 2016 restructuring program, which are recorded in Restructuring charges, net in the Consolidated Statements of Operations in the period of the adjustment.

Fiscal 2008 through 2015 Restructuring Programs
These obligations are primarily for costs associated with eliminating employee positions and exiting facilities. The payments related to the headcount reductions identified in those programs are expected to be completed by fiscal 2022. Future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with the closing or consolidation of facilities are expected to continue through fiscal 2021.
The following table aggregates the remaining components of the fiscal 2008 through 2015 restructuring programs:

(In millions)	Employee Separation Costs	Lease Obligations	Total
Balance as of September 30, 2015 (Predecessor)	$95	$62	$157
Cash payments	(55)	(20)	(75)
Adjustments(1)	3	2	5
Impact of foreign currency fluctuations	(1)	(3)	(4)
Balance as of September 30, 2016 (Predecessor)	42	41	83
Cash payments	(22)	(16)	(38)
Adjustments(1)(2)	1	(1)	—
Balance as of September 30, 2017 (Predecessor)	21	24	45
Restructuring charges	—	1	1
Cash payments	(1)	(17)	(18)
Adjustments - reorganization items	—	(1)	(1)
Balance as of December 15, 2017 (Predecessor)	$20	$7	$27

Balance as of December 16, 2017 (Successor)	$20	$7	$27
Restructuring charges	—	1	1
Cash payments	(8)	(2)	(10)
Balance as of September 30, 2018 (Successor)	$12	$6	$18

(1)
Includes changes in estimates for increases and decreases in costs related to fiscal 2009 through 2015 restructuring programs, which are recorded in Restructuring charges, net in the Consolidated Statements of Operations in the period of the adjustment. Also, includes changes in estimates whereby all increases in costs related to the fiscal 2008 (Predecessor)

restructuring reserve are recorded in Restructuring charges, net in the Consolidated Statements of Operations in the period of the adjustment and decreases in costs are recorded as adjustments to Goodwill in the Consolidated Balance Sheets.

(2)	Includes a transfer of reserve of $6 million associated with the sale of the Networking business in July 2017 related to lease obligations.
As of September 30, 2017, the Business restructuring reserve of $80 million included $11 million that was recorded in Liabilities subject to compromise in the Consolidated Balance Sheets.
11. Financing Arrangements
The following table reflects principal amounts of debt and debt net of discounts and issuance costs as of September 30, 2018 (Successor) and September 30, 2017 (Predecessor), which includes the impact of adequate protection payments and accrued interest as of January 19, 2017, the date the Company filed for bankruptcy:

	Successor		Predecessor
	September 30, 2018		September 30, 2017
(In millions)	Principal amount	Net of discounts and issuance costs	Principal amount	Net of discounts and issuance costs
Term Loan Credit Agreement due December 15, 2024	$2,903	$2,870	$—	$—
Convertible 2.25% senior notes due June 15, 2023	350	256	—	—
DIP Credit Agreement due January 19, 2018	—	—	725	725
First lien debt:
Senior secured term B-3 loans	—	—	594	594
Senior secured term B-4 loans	—	—	1	1
Senior secured term B-6 loans	—	—	519	519
Senior secured term B-7 loans	—	—	2,012	2,012
7% senior secured notes	—	—	982	982
9% senior secured notes	—	—	284	284
Second lien debt:
10.50% senior secured notes	—	—	1,440	1,440
Total debt	$3,253	3,126	$6,557	6,557
Debt maturing within one year		(29)		(725)
Long-term debt, net of current portion(1)		$3,097		$5,832
(1) Pre-petition long-term debt as of September 30, 2017 (Predecessor) was included in Liabilities subject to compromise.
On the Emergence Date:

1.	the Successor Company entered into the Term Loan Credit Agreement and the ABL Credit Agreement;

2.	the DIP Credit Agreement was paid in full;

3.
the holders of the Predecessor first lien obligations received cash and Successor Company common stock (aggregate fair value of $3,570 million) and the Company canceled $4,281 million of the Predecessor first lien obligations; and

4.
the holders of the Predecessor second lien obligations received Successor Company common stock and Emergence Date Warrants to purchase common stock (aggregate fair value of $84 million) and the Company canceled $1,440 million of the Predecessor second lien obligations.

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
For the period from December 16, 2017 through September 30, 2018 (Successor), the Company recognized interest expense of $154 million related to the Term Loan Credit Agreement, including the amortization of discounts and issuance costs.
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
The Credit Agreements limit, among other things, the ability of Avaya Inc. and certain of its subsidiaries to (i) incur indebtedness, (ii) incur liens, (iii) dispose of assets, (iv) make investments, (v) make dividends, or conduct redemptions and repurchases of capital stock, (vi) prepay junior indebtedness or amend junior indebtedness documents, (vii) enter into restricted agreements, (viii) enter into transactions with affiliates and (ix) modify the terms of any of their organizational documents.
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
As of September 30, 2018 (Successor), the Company was not in default under any of its debt agreements.
Under the terms of the ABL Credit Agreement, the Company can issue letters of credit up to $150 million. At September 30, 2018 (Successor), the Company had issued and outstanding letters of credit and guarantees of $46 million. The aggregate additional principal amount that may be borrowed under the ABL Credit Agreement, based on the borrowing base less $46 million of outstanding letters of credit and guarantees, was $153 million at September 30, 2018 (Successor).
Convertible Notes
On June 11, 2018, the Company issued its 2.25% Convertible Notes in an aggregate principal of $350 million (including the underwriters’ exercise in full of an over-allotment option of $50 million), which mature on June 15, 2023 (the “Convertible Notes”). The Convertible Notes were issued under an indenture (the “Indenture”), by and between the Company and the Bank of New York Mellon Trust Company N.A., as Trustee. The Company received net proceeds from the offering of $314 million after giving effect to debt issuance costs, including the underwriting discount, the net cash used to purchase a bond hedge and the proceeds from the issuance of warrants, which are discussed below.
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

•
during the five days business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sales price of the Company's common stock and the conversion rate on each such trading day; or

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
The Indenture does not contain any financial or operating covenants or restrictions on the payment of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by the Company or any of its subsidiaries. The Indenture contains customary events of default with respect to the Convertible Notes.
In accounting for the issuance of the Convertible Notes, the Company separated the Convertible Notes into liability and equity components. The Company allocated $258 million of the Convertible Notes to the liability component, and $92 million to the equity component. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component, which represents the conversion option and does not meet the criteria for separate accounting as a derivative as it is indexed to the Company's own stock, was determined by deducting the fair value of the liability component from the par value of the Convertible Notes. The excess of the principal amount of the liability component over its carrying amount represents a debt discount, which is recorded as a direct deduction from the related debt liability in the Consolidated Balance Sheets and is amortized to interest expense over the term of the Convertible Notes using the effective interest method. The equity component is included in Additional paid-in capital in the Consolidated Balance Sheets and will not be remeasured as long as it continues to meet the conditions for equity classification.
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
For the period from December 16, 2017 through September 30, 2018 (Successor), the Company recognized interest expense of $7 million related to the Convertible Notes, which mainly consisted of amortization of the underwriting discount.

The net carrying amount of the Convertible Notes for the period indicated was as follows:

(In millions)	September 30, 2018
Principal	$350
Less:
Unamortized debt discount	(87)
Unamortized issuance costs	(7)
Net carrying amount	$256
The net carrying amount of the equity component of the Convertible Notes for the period indicated was as follows:

(In millions)	September 30, 2018
Debt discount for conversion option	$92
Less:
Issuance costs	(3)
Net carrying amount	$89
Bond Hedge and Call Spread Warrants
In connection with the issuance of the Convertible Notes, the Company also entered into privately negotiated transactions to purchase hedge instruments (“Bond Hedge”), covering 12.6 million shares of its common stock at a cost of $84 million. The Bond Hedge is subject to anti-dilution provisions substantially similar to those of the Convertible Notes, has a strike price of $27.76 per share, is exercisable by the Company upon any conversion under the Convertible Notes, and expires on June 15, 2023. The Bond Hedge was recorded in equity and the cost of the Bond Hedge was recorded as a reduction of Additional paid-in capital in the accompanying Consolidated Balance Sheets.
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
Debt Maturity
The stated annual maturity of total debt for the fiscal years ended September 30, consist of:

(In millions)
2019	$29
2020	29
2021	29
2022	29
2023 and thereafter	3,137
Total	$3,253
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
DIP Credit Agreement. In connection with the Bankruptcy Filing, on the Petition Date, the Predecessor entered into the DIP Credit Agreement, which provided a $725 million term loan facility due in January 2018, and a cash collateralized letter of credit facility in an aggregate amount equal to $150 million. All letters of credit were cash collateralized in an amount equal to 101.5% of the face amount of such letters of credit denominated in U.S. dollars and 103% of the face amount of letters of credit denominated in alternative currencies. The DIP Credit Agreement, in the case of the Base Rate Loans, bore interest at a rate per annum equal to 6.5% plus the highest of (i) Citibank, N.A.’s prime rate, (ii) the Federal Funds Rate plus 0.5% and (iii) the Eurocurrency Rate for an interest period of one month, subject to a 2% floor, and in the case of the Eurocurrency Loans, bore interest at a rate per annum equal to 7.5% plus the applicable Eurocurrency Rate, subject to a 1% floor.
Debt Included in Liabilities Subject to Compromise. As of September 30, 2017 (Predecessor), the debt outstanding that was included in Liabilities subject to compromise was as follows:

•
Senior Secured Term Loans - The term B-3 loans, term B-4 loans, term B-6 loans and term B-7 loans each bore interest at a rate per annum equal to either a base rate (subject to a floor of 2.25% in the case of the term B-4 loans and 2.00% in the case of the term B-6 loans and term B-7 loans) or a LIBOR rate (subject to a floor of 1.25% in the case of the term B-4 loans and 1.00% in the case of the term B-6 loans and term B-7 loans), in each case plus an applicable margin. Subject to the floor described in the immediately preceding sentence, the base rate was determined by reference to the higher of (1) the prime rate of Citibank, N.A. and (2) the federal funds effective rate plus 1/2 of 1%. The applicable margin for borrowings of term B-3 loans, term B-4 loans, term B-6 loans and term B-7 loans was 3.50%, 5.25%, 4.50% and 4.25% per annum, respectively, with respect to base rate borrowings and 4.50%, 6.25%, 5.50% and 5.25%, per annum, respectively, with respect to LIBOR borrowings. The applicable margin on the term B-4 loans, term B-6 loans and term B-7 loans was subject to increase pursuant to the Company's senior secured credit agreement in connection with the making of certain refinancing, extended or replacement term loans under the senior secured credit agreement with an effective yield (as defined in the senior secured credit agreement) greater than the applicable effective yield payable in respect of the applicable loans at such time plus 50 basis points.

•
7% Senior Secured Notes - The 7% senior secured notes bore interest at a rate of 7% per annum and were scheduled to mature on April 1, 2019. The 7% senior secured notes were redeemable at 101.75% of the principal amount redeemed, which decreased to 100% on or after April 1, 2017. Upon the occurrence of specific kinds of changes of control, the Company would have been required to make an offer to purchase the 7% senior secured notes at 101% of their principal amount. If the Company or any of its restricted subsidiaries engaged in certain asset sales, under certain circumstances the Company would have been required to use the net proceeds to make an offer to purchase the 7% senior secured notes at 100% of their principal amount.

•
9% Senior Secured Notes - The 9% senior secured notes bore interest at a rate of 9% per annum and were scheduled to mature on April 1, 2019. The 9% senior secured notes were redeemable at 102.25% of the principal amount redeemed, which decreased to 100% on or after April 1, 2017. Upon the occurrence of specific kinds of changes of control, the Company would have been required to make an offer to purchase the 9% senior secured notes at 101% of their principal amount. If the Company or any of its restricted subsidiaries engaged in certain asset sales, under certain circumstances the Company would have been required to use the net proceeds to make an offer to purchase the 9% senior secured notes at 100% of their principal amount.

•
10.50% Senior Secured Notes - The 10.50% senior secured notes bore interest at a rate of 10.50% per annum and were scheduled to mature on March 1, 2021. The 10.50% senior secured notes were redeemable at 107.875% of the principal amount redeemed commencing March 1, 2017, which decreased to 105.250% on March 1, 2018, to 102.625% on March 1, 2019 and to 100% on or after March 1, 2020. The Company could have redeemed all or part of the notes at any time prior to March 1, 2017 at 100% of the principal amount redeemed plus a “make-whole” premium. Upon the occurrence of specific kinds of changes of control, the Company would have been required to make an offer to purchase the 10.50% senior secured notes at 101% of their principal amount. If the Company or any of its restricted subsidiaries engaged in certain asset sales, under certain circumstances the Company would have been required to use the net proceeds to make an offer to purchase the 10.50% senior secured notes at 100% of their principal amount.

In fiscal 2017 (Predecessor), the Company recorded non-cash interest expense of $61 million related to the accelerated amortization of debt issuance costs and accretion of debt discount related to the Company’s Bankruptcy Filing. In addition, effective January 19, 2017, the Company ceased recording interest expense on outstanding pre-petition debt classified as Liabilities subject to compromise. Contractual interest expense represented amounts due under the contractual terms of outstanding debt, including debt subject to compromise. For the period from October 1, 2017 through December 15, 2017

(Predecessor) and the period from January 19, 2017 through September 30, 2017 (Predecessor), contractual interest expense of $94 million and $316 million was not recorded as interest expense, as it was not an allowed claim under the Bankruptcy Filing.
The weighted average contractual interest rate of the Company’s outstanding debt as of September 30, 2018 (Successor) and September 30, 2017 (Predecessor) was 6.4% and 7.7%, respectively. The effective interest rate for the Term Loan as of September 30, 2018 (Successor) was not materially different than its contractual interest rate including adjustments related to hedging. The effective interest rate for the Convertible Notes as of September 30, 2018 (Successor) was 9.2% reflecting the separation of the conversion feature in equity. The effective interest rates include interest on the debt and amortization of discounts and issuance costs.
Capital Lease Obligations
Included in Other liabilities is $31 million and $14 million of capital lease obligations, net of imputed interest as of September 30, 2018 (Successor) and September 30, 2017 (Predecessor), respectively, and excluded amounts included in Liabilities subject to compromise of $12 million as of September 30, 2017 (Predecessor).
The Company outsources certain delivery services associated with the Avaya private cloud business, which include the sale of specified assets owned by the Company, which are being leased-back by the Company and accounted for as a capital lease. As of September 30, 2018 (Successor) and September 30, 2017 (Predecessor), capital lease obligations associated with this agreement were $26 million and $24 million, respectively, and include $10 million within Liabilities subject to compromise as of September 30, 2017 (Predecessor).
12. Derivative Instruments and Hedging Activities
The Company accounts for derivative financial instruments in accordance with ASC 815 and does not enter into derivatives for trading or speculative purposes.
Interest Rate Contracts
The Company, from time-to-time, enters into interest rate swap contracts as a hedge against changes in interest rates on its variable rate loans outstanding.
On May 16, 2018, the Company entered into interest rate swap agreements with six counterparties, which fixed a portion of the variable interest due under its Term Loan Credit Agreement. Under the terms of the interest rate swap agreements, which mature on December 15, 2022, the Company pays a fixed rate of 2.935% and receives a variable rate of interest based on one-month LIBOR. As of September 30, 2018 (Successor), the total notional amount of the six interest rate swap agreements was $1,800 million.
The interest rate swaps are designated as cash flow hedges as they are deemed highly effective as defined under ASC 815. As a result, the unrealized gains or losses on these contracts are initially recorded in Accumulated other comprehensive loss in the Consolidated Balance Sheets. As interest expense is recognized on the Term Loan Credit Agreement, the corresponding deferred gain or loss on the interest rate swaps is reclassified from Accumulated other comprehensive loss to Interest expense in the Consolidated Statements of Operations. Based on the amount in Accumulated other comprehensive loss at September 30, 2018 (Successor), approximately $6 million would be reclassified into net income in the next twelve months as interest expense.
It is management's intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.
Emergence Date Warrants
In accordance with the Plan of Reorganization, the Company issued Emergence Date Warrants to purchase 5,645,200 shares of Successor Company common stock to the holders of the Predecessor second lien obligations pursuant to a warrant agreement. Each Emergence Date Warrant has an exercise price of $25.55 per share and expires December 15, 2022. The Emergence Date Warrants contain certain derivative features that require them to be classified as a liability and for changes in fair value of the liability to be recognized in earnings each reporting period. None of the Emergence Date Warrants have been exercised as of September 30, 2018 (Successor).
As discussed in Note 1, "Background and Basis of Presentation - Revision of Prior Period Amounts," prior period amounts as reported have been revised, where applicable.
The fair value of the Emergence Date Warrants was determined using a probability weighted Black-Scholes option pricing model. This model requires certain input assumptions including risk-free interest rates, volatility, expected life and dividend rates. Selection of these inputs involves significant judgment.

The fair value of the Emergence Date Warrants upon emergence and as of September 30, 2018 (Successor) was recorded in Non-current liabilities - Other liabilities in the Consolidated Balance Sheets, and was determined by using the Black-Scholes option pricing model with the input assumptions summarized below:

		As Previously Reported	Revised
	September 30, 2018	December 15, 2017	December 15, 2017
Expected volatility	50.14%	54.57%	54.38%
Risk-free interest rates	2.90%	2.20%	2.20%
Expected remaining life (in years)	4.21	5.00	5.00
Price per share of common stock	$22.14	$14.93	$15.16
In determining the fair value of the Emergence Date Warrants, the dividend yield was assumed to be zero as the Company does not anticipate paying dividends.
On November 14, 2018, the Company's Board of Directors approved a warrant repurchase program, authorizing the Company to repurchase the Company’s outstanding warrants to purchase shares of the Company’s common stock. See Note 25, "Subsequent Event," for additional information.
Preferred Series B Embedded Derivative
The Predecessor Company had issued preferred series B stock containing certain features, which were considered an embedded derivative. This embedded derivative was separated from the host contract (i.e. the preferred stock) and recognized as a current liability on the Consolidated Balance Sheets at fair value. When the embedded derivative was revalued at each balance sheet date, the changes in the fair value were recognized in the Consolidated Statements of Operations as Other income (expense), net. In fiscal 2017 and 2016 (Predecessor), the gain on the preferred series B embedded derivative included in Other income (expense), net was $0 million and $73 million, respectively. As a result of the Bankruptcy filing on January 19, 2017, the series B embedded derivative had no value since the Company did not have sufficient resources to satisfy its debt obligations. The Predecessor Company Series B preferred stock was canceled in connection with the Company's emergence from bankruptcy.
Foreign Currency Forward Contracts
The Company, from time to time, utilizes foreign currency forward contracts primarily to hedge fluctuations associated with certain monetary assets and liabilities including receivables, payables and certain intercompany obligations. These foreign currency forward contracts are not designated for hedge accounting treatment. Changes in fair value of these contracts are recorded as a component of Other income (expense), net to offset the change in the value of the underlying assets and liabilities. As the Company did not maintain any foreign currency forward contracts in fiscal 2018 and 2017, there were no gains or (losses) from foreign currency forward contracts included in Other income (expense), net for the period from December 16, 2017 through September 30, 2018 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor) and fiscal 2017. The gain from foreign currency forward contracts included in Other income (expense), net was $1 million for fiscal 2016.
The following table summarizes the fair value of the Company's derivatives on a gross basis segregated between those that are designated as hedging instruments and those that are not designated as hedging instruments:

		Successor		Predecessor
		September 30, 2018		September 30, 2017
(In millions)	Balance Sheet Caption	Asset	Liability	Asset	Liability
Derivatives Designated as Hedging Instruments:
Interest rate contracts	Other assets	$3	$—	$—	$—
Interest rate contracts	Other current liabilities	—	7	—	—
		3	7	—	—

Derivatives Not Designated as Hedging Instruments:
Emergence Date Warrants	Other liabilities	—	34	—	—
Total derivative fair value		$3	$41	$—	$—

The following table provides information regarding the location and amount of pre-tax (losses) gains for derivatives designated as cash flow hedges:

	Successor		Predecessor
	Period from December 16, 2017 through September 30, 2018		Period from October 1, 2017 through December 15, 2017
(In millions)	Interest Expense	Other Comprehensive Income (Loss)	Interest Expense	Other Comprehensive Income (Loss)
Financial Statement Line Item in which Cash Flow Hedges are Recorded	$(169)	$—	$(14)	$658

Impact of cash flow hedging relationships:
Loss recognized in AOCI - on interest rate swaps	—	(9)	—	—
Interest expense reclassified from AOCI	(6)	6	—	—
The following table provides information regarding the pre-tax (losses) gains for derivatives not designated as hedging instruments on the Consolidated Statements of Operations:

		Successor	Predecessor
		Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal year ended September 30,
(In millions)	Location of Derivative Pre-tax Gain (Loss)			2017	2016
Emergence Date Warrants	Other income (expense), net	$(17)	$—	$—	$—
Preferred Series B embedded derivative	Other income (expense), net	—	—	—	73
Foreign currency forward contracts	Other income (expense), net	—	—	—	1
The Company records its derivatives on a gross basis in the Consolidated Balance Sheets. The Company has master netting agreements with several of its financial institution counterparties. The following table provides information on the Company's derivative positions as if those subject to master netting arrangements were presented on a net basis, allowing for the right to offset by counterparty per the master netting agreements:

	Successor		Predecessor
	September 30, 2018		September 30, 2017
(In millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the consolidated balance sheet	$3	$41	$—	$—
Gross amount subject to offset in master netting arrangements not offset in the Consolidated Balance Sheet	(3)	(3)	—	—
Net amounts	$—	$38	$—	$—
13. Fair Value Measurements
Pursuant to the accounting guidance for fair value measurements, fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 (Successor) and September 30, 2017 (Predecessor) were as follows:

	Successor				Predecessor
	September 30, 2018				September 30, 2017
	Fair Value Measurements Using				Fair Value Measurements Using
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$2	$2	$—	$—	$1	$1	$—	$—
Interest rate contracts	3	—	3	—	—	—	—	—
Total assets	$5	$2	$3	$—	$1	$1	$—	$—

Liabilities:
Interest rate contracts	$7	$—	$7	$—	$—	$—	$—	$—
Spoken acquisition Earn-outs	15	—	—	15	—	—	—	—
Emergence Date Warrants	34	—	—	34	—	—	—	—
Total liabilities	$56	$—	$7	$49	$—	$—	$—	$—
Investments
Investments classified as Level 1 assets are priced using quoted market prices for identical assets in active markets that are observable. Investments are recorded in Other assets in the Consolidated Balance Sheets.
Interest rate contracts
Interest rate contracts classified as Level 2 assets and liabilities are not actively traded and are valued using pricing models that use observable inputs
Spoken acquisition Earn-outs
The Spoken acquisition Earn-outs classified as Level 3 liabilities are measured using a probability-weighted discounted cash flow model. Significant unobservable inputs, which included probability of the achievement of the earn out targets and discount rate assumption, reflected the assumptions market participants would use in valuing these liabilities.
Emergence Date Warrants
Emergence Date Warrants classified as Level 3 liabilities are priced using the Black-Scholes option pricing model. The change in fair value of the Emergence Date Warrants is recognized in Other income (expense), net in the Consolidated Statements of Operations.
During the period from December 16, 2017 through September 30, 2018 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor) and fiscal 2017 (Predecessor), there were no transfers between Level 1 and Level 2, or into and out of Level 3.

The following table summarizes the activity for the Company's Level 3 liabilities measured at fair value on a recurring basis:

(In millions)	Emergence Date Warrants	Spoken Acquisition Earn-outs	Total
September 30, 2017 (Predecessor)	$—	$—	$—
Issuance of Emergence Date Warrants	17	—	17
December 15, 2017 (Predecessor)	$17	$—	$17

December 16, 2017 (Successor)	$17	$—	$17
Contingent consideration	—	14	14
Accretion of interest(1)	—	1	1
Change in fair value(1)	17	—	17
September 30, 2018 (Successor)	$34	$15	$49
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
As of September 30, 2018 (Successor), the estimated fair value of the Convertible Notes was determined based on the quoted price of the Convertible Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2.
The estimated fair values of amounts borrowed under the Company's other financing arrangements at September 30, 2018 (Successor) and September 30, 2017 (Predecessor) were estimated based on a Level 2 input based on a market approach utilizing market-clearing data on the valuation date in addition to bid/ask prices.
The estimated fair values of the amounts borrowed under the Company’s financing agreements at September 30, 2018 (Successor) and September 30, 2017 (Predecessor) are as follows:

	Successor		Predecessor
	September 30, 2018		September 30, 2017
(In millions)	Principal amount	Fair value	Principal amount	Fair value
Term Loan Credit Agreement due December 15, 2024	2,903	2,932	$—	$—
Convertible 2.25% senior notes due June 15, 2023	350	357	—	—
DIP Credit Agreement due January 19, 2018	—	—	725	732
First lien debt:
Senior secured term B-3 loans	—	—	594	503
Senior secured term B-4 loans	—	—	1	1
Senior secured term B-6 loans	—	—	519	440
Senior secured term B-7 loans	—	—	2,012	1,709
7% senior secured notes	—	—	982	832
9% senior secured notes	—	—	284	241
Second lien debt:
10.50% senior secured notes	—	—	1,440	67
Total debt	$3,253	$3,289	$6,557	$4,525
14. Income Taxes
Under the Plan of Reorganization, a substantial amount of the Company’s debt was extinguished. Absent an exception, a debtor recognizes the cancellation of indebtedness income ("CODI") upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The Internal Revenue Code of 1986, as amended, provides that a debtor in a bankruptcy case may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of any CODI recognized as a result of the consummation of the Plan of Reorganization. The amount of CODI recognized by a taxpayer is the adjusted issue price of any indebtedness discharged less the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued and (iii) the fair market value of any other consideration, including equity issued. The Company's U.S. federal net operating loss ("NOL") and tax credits not utilized during the taxable year ended September 30, 2018 have been eliminated due to the recognition of CODI as described above. Prior to December 15, 2017, a full valuation allowance was established in any jurisdiction that had a net deferred tax asset. A portion of the U.S. valuation allowance in the amount of $787 million was reversed as part of the reorganization adjustments as it was previously established against (i) the NOL and tax credits that as of December 15, 2017 were estimated to be eliminated as a result of the CODI rules and (ii) other deferred tax assets that were previously established for liabilities that were discharged in the Plan or Reorganization and eliminated as part of the reorganization adjustments. The valuation allowance in the amount of $47 million was reversed in certain non-U.S. jurisdictions as part of the reorganization adjustments as management concluded it is more likely than not that the related deferred tax assets will be realized. The remaining U.S. valuation allowance in the amount of $460 million was reversed as part of the fresh start adjustments because management concluded it is more likely than not that the deferred tax assets will be realized primarily due to future sources of taxable income that will be generated by the reversal of deferred tax liabilities established in the fresh start adjustments.
During the fourth quarter, the Company centralized the management and ownership of certain intellectual property in a U.S. Limited Partnership, some of which was previously managed and owned by a Bermuda tax resident corporation. This action resulted in the utilization and recognition of previously unrecognized NOLs, the reversal of deferred tax liabilities established as part of fresh start accounting and the recognition of a deferred tax asset, cumulatively in the amount of $366 million.
On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was signed into law. The Act lowered the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. Corporations with a fiscal year-end that is not a calendar year but includes January 1, 2018 are subject to a blended tax rate based on the number of days in the fiscal year before and after January 1, 2018. The Company has a September 30th tax year-end and therefore the U.S. federal tax rate for the fiscal year ending September 30, 2018 is 24.5%.
The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) on December 22, 2017, which provided guidance to registrants on the accounting for tax related impacts under the Act.  The guidance provides a measurement period of up to one year after the enactment date for companies to complete the tax accounting implications of the Act. The Company has recorded a provisional estimate related to the revaluation of its deferred taxes and the deemed repatriation of unremitted foreign earnings. The Company will continue to refine its estimate, which could result in a material adjustment, given additional guidance under the Act, interpretations, available information and assumptions made by the Company. As a fiscal year-end tax filer, the Company is subject to various provisions under the Act for fiscal 2018, including the change to the U.S. federal statutory tax rate and the mandatory deemed repatriation of unremitted foreign earnings. Beginning in fiscal 2019, various other newly enacted provisions will become effective, including provisions that may result in the current U.S. taxation of certain income earned by the Company’s foreign subsidiaries. The FASB has published guidance (Topic 740, No. 5), regarding how to account for the Global Intangible Low-Taxed Income (“GILTI”) provisions included in the Act. The guidance states that a company may make a policy decision with respect to the accounting for taxes related to GILTI and whether deferred taxes should be established. The Company estimates that it will generate income that may be taxed as GILTI beginning in fiscal 2019. The Company has determined that it will account for any taxes associated with GILTI as a period cost.
The Company did not incur a cash tax liability with respect to the one-time tax on foreign earnings due to historical foreign deficits. The Company previously established a deferred tax liability for non-U.S. withholding taxes to be incurred upon the remittance of foreign earnings. The Consolidated Financial Statements for the Predecessor and Successor periods include an adjustment for such withholding taxes attributable to current period earnings. In prior periods, the Company established a U.S. deferred income tax liability for certain foreign earnings under the assumption that such earnings would be remitted to the U.S. This deferred tax liability has been adjusted in the Successor period based on the taxation of such earnings under the Act.
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
The provisional amount of the reduction to the net deferred tax liability as a result of the Act is $245 million and has been recorded as an income tax benefit in the period from December 16, 2017 through September 30, 2018 (Successor).

The benefit from (provision for) income taxes is comprised of U.S. federal, state and foreign income taxes. The following table presents the U.S. and foreign components of (loss) income before income taxes and the benefit from (provision for) income taxes for the periods indicated:

	Successor	Predecessor
	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal years ended September 30,
(In millions)			2017	2016
(LOSS) INCOME BEFORE INCOME TAXES:
U.S.	$(165)	$3,353	$(275)	$(769)
Foreign	(94)	83	77	50
(Loss) income before income taxes	$(259)	$3,436	$(198)	$(719)
BENEFIT FROM (PROVISION FOR) INCOME TAXES:
CURRENT
Federal	$—	$—	$2	$3
State and local	4	—	1	(1)
Foreign	(40)	(4)	(27)	(65)
	(36)	(4)	(24)	(63)
DEFERRED
Federal	530	(453)	34	72
State and local	34	(19)	5	7
Foreign	18	17	1	(27)
	582	(455)	40	52
Benefit from (provision for) income taxes	$546	$(459)	$16	$(11)
Deferred income taxes are provided for the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of the periods indicated were as follows:

	Successor	Predecessor
(In millions)	As of September 30, 2018	As of September 30, 2017
DEFERRED INCOME TAX ASSETS:
Benefit obligations	$205	$624
Net operating losses/credit carryforwards	951	1,452
Property, plant and equipment	21	43
Other	—	35
Valuation allowance	(919)	(2,152)
Gross deferred income tax assets	258	2
DEFERRED INCOME TAX LIABILITIES:
Goodwill and intangible assets	(290)	(29)
Other/accrued liabilities	(79)	(118)
Gross deferred income tax liabilities	(369)	(147)
Net deferred income tax liabilities	$(111)	$(145)

A reconciliation of the Company’s loss before income taxes at the U.S. federal statutory rate to the benefit from (provision for) income taxes is as follows:

	Successor	Predecessor
	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal years ended September 30,
(In millions)			2017	2016
Income tax benefit (provision) computed at the U.S. Federal statutory rate	$64	$(1,203)	$69	$252
State and local income taxes, net of federal income tax effect	(12)	10	6	8
Tax differentials on foreign earnings	(12)	182	12	(15)
Loss on foreign subsidiaries	43	—	7	24
Taxes on unremitted foreign earnings and profits	4	7	7	12
Non-deductible portion of goodwill	—	—	(17)	(100)
Non-deductible loss on sale of Networking business	—	—	(12)	—
Non-deductible reorganization items	—	(11)	(18)	—
Adjustment to deferred taxes	4	(1)	5	39
Audit settlements and accruals	(48)	(6)	(5)	(7)
Credits and other taxes	(5)	(1)	(11)	(24)
Impact of Tax Cuts and Jobs Act	245	—	—	—
NOL recognition / intellectual property	366	—	—	—
Warrants	(4)	—	—	—
Debt refinancing	(8)	—	—	—
Non-deductible impact of fresh start accounting	—	(555)	—	—
Non-taxable cancellation of debt income	—	313	—	—
Attribute reduction	—	(452)	—	—
Rate changes	(3)	—	(68)	(2)
U.S. tax on foreign source income	(10)	(2)	(2)	(34)
Non-taxable income (non-deductible expense) on derivative	—	—	—	26
Valuation allowance	(85)	1,199	45	(187)
Other differences—net	7	61	(2)	(3)
Benefit from (provision for) income taxes	$546	$(459)	$16	$(11)
In fiscal 2017 and 2016, the Company recognized impairment charges of $52 million and $442 million, respectively, to Goodwill. See Note 7, "Goodwill," for further discussion. A portion of the impairment charges were allocated to tax jurisdictions where there would not be any taxable benefit and therefore non-deductible.
In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considered the scheduled reversal of deferred tax assets and liabilities, projected future taxable income, and certain tax planning strategies in assessing the realization of its deferred tax assets. Based on this assessment, the Company determined that it is more likely than not that the deferred tax assets in certain significant jurisdictions, including Ireland, Germany, Luxembourg and France, will not be realized to the extent they exceed the scheduled reversal of deferred tax liabilities.
During the period from December 16, 2017 through September 30, 2018 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor) and fiscal 2017 and 2016 (Predecessor), the Company's valuation allowance increased (decreased) by $82 million, $(1,316) million, $(104) million and $280 million, respectively, primarily due to valuation allowances established for additional NOLs and the tax effects related to other comprehensive income. At September 30, 2018 (Successor), the valuation allowance of $919 million is comprised of $1 million, $322 million, $537 million and $59 million related to the U.S., Germany, Luxembourg, and other foreign subsidiaries, respectively. The recognition of valuation allowances will continue to adversely affect the Company's effective income tax rate.

As of September 30, 2018 (Successor), the Company had tax-effected NOLs and credits of $951 million, comprised of $17 million for U.S. state and local taxes and $934 million for foreign taxes, including $246 million and $645 million in Germany and Luxembourg, respectively. There are $558 million of tax-effected NOLs in Luxembourg associated with the impairment of intercompany balances in wholly owned subsidiaries. These NOLs, under the current operating structure of the Company, can only be utilized against future increases in value of the aforementioned intercompany balances.
The U.S. state NOLs expire through the year 2034, with the majority expiring in excess of 10 years. The majority of foreign NOLs have no expiration.
As of September 30, 2018 (Successor) there were $174 million of unrecognized tax benefits ("UTBs") associated with uncertain tax positions and an additional $19 million of accrued interest and penalties related to these amounts. The Company estimates $94 million of UTBs would affect the effective tax rate if recognized. The reduction in the balance during the Successor period is primarily related to U.S. tax positions that were effectively settled. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in connection with these tax liabilities. The Company’s policy is to include interest and penalties related to its uncertain tax positions within the benefit from (provision for) income taxes. Included in the benefit from (provision for) income taxes in the period from December 16, 2017 through September 30, 2018 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor), and fiscal 2017 and 2016 (Predecessor) was net interest expense of $0 million, $1 million, $2 million and $1 million, respectively. The Company files corporate income tax returns with the federal government in the U.S. and with multiple U.S. state and local jurisdictions and foreign tax jurisdictions. In the ordinary course of business these income tax returns will be examined by the tax authorities. Various foreign income tax returns, such as Brazil, Italy, Germany, India, Ireland, Israel, and Netherlands are under examination by taxing authorities for tax years ranging from 2001 through 2016. It is reasonably possible that the total amount of UTB will decrease by an estimated $2 million in the next 12 months as a result of these examinations and by an estimated $7 million as a result of the expiration of the statute of limitations.

(In millions)
Gross UTB balance at October 1, 2015 (Predecessor)	$252
Additions based on tax positions relating to the period	24
Change to tax positions relating to prior periods	(3)
Statute of limitations expirations	(10)
Gross UTB balance at September 30, 2016 (Predecessor)	263
Additions based on tax positions relating to the period	23
Change to tax positions relating to prior periods	(10)
Statute of limitations expirations	(8)
Gross UTB balance at September 30, 2017 (Predecessor)	268
Additions based on tax positions relating to the period	4
Gross UTB balance at December 15, 2017 (Predecessor)	$272

Gross UTB balance at December 16, 2017 (Successor)	$272
Additions based on tax positions relating to the period	57
Changes based on tax positions relating to prior periods	(143)
Statute of limitations expirations	(12)
Gross UTB balance at September 30, 2018 (Successor)	$174
15. Benefit Obligations
Pension, Post-retirement and Postemployment Benefits
The Company sponsors non-contributory defined benefit pension plans covering a portion of its U.S. employees and retirees, and post-retirement benefit plans covering a portion of its U.S. employees and retirees that include healthcare benefits and life insurance coverage. Certain non-U.S. operations have various retirement benefit programs covering substantially all of their employees. Some of these programs are considered to be defined benefit pension plans for accounting purposes.
The Company froze benefit accruals and additional participation in the pension and post-retirement benefit plans for its U.S. management employees effective December 31, 2003. The Company also subsequently amended the post-retirement benefit plan for its U.S. management employees as follows: (1) effective January 1, 2013, it terminated retiree dental coverage and ceased providing medical and prescription drug coverage to a retiree, dependent, or lawful spouse who had attained age 65; (2) effective January 1, 2015, it reduced the Company’s maximum contribution toward the cost of providing benefits under the plan; and (3) effective January 1, 2016, it replaced coverage through the Company’s group plan, with subsidized coverage through the private insurance marketplace.
In September 2015, the Company amended the post-retirement medical plan for represented retirees effective January 1, 2017, to replace medical coverage through the Company’s group plan for represented retirees who are retired as of October 15, 2015 and their eligible dependents, with medical coverage through the private and public insurance marketplace. The change allows the existing retirees to choose insurance from the marketplace and receive financial support from the Company toward the cost of coverage through a Health Reimbursement Arrangement.
On December 15, 2017, the APPSE, a qualified pension plan, was settled with the PBGC. At that time, the Company and the PBGC executed a termination and trusteeship agreement to terminate the APPSE and to appoint the PBGC as the statutory trustee of the plan. The Company paid settlement consideration to the PBGC consisting of $340 million in cash and 6.1 million shares of Successor Company common stock (fair value of $92 million). With this payment, any accrued but unpaid minimum funding contributions due were deemed to have been paid in full. As a result of the plan termination on December 15, 2017, the Company's projected benefit obligation and pension trust assets were reduced by $2,192 million and $1,573 million, respectively. Including the settlement consideration and $703 million of Accumulated other comprehensive loss recorded in the Consolidated Balance Sheet, a settlement loss of $516 million was recorded in Reorganization items, net in the Consolidated Statement of Operations for the period from October 1, 2017 through December 15, 2017 (Predecessor).
On December 15, 2017, the unfunded ASPP, a non-qualified excess benefit plan, was also terminated and settled. Benefit liabilities for ASPP participants were included as allowed claims in the general unsecured recovery pool. Settlement consideration of $17 million in the form of allowed claims payable to ASPP participants was estimated based upon claims data as of the Emergence Date as amounts due to individual general unsecured creditors had not been finalized and paid. As a result of the termination, the Company's projected benefit obligation was reduced by $88 million. Including the settlement consideration and $18 million of Accumulated other comprehensive loss recorded in the Consolidated Balance Sheet, a settlement gain of $53 million was recorded in Reorganization items, net in the Consolidated Statements of Operations for the period from October 1, 2017 through December 15, 2017 (Predecessor).
Remeasurement as a result of fresh start accounting increased the APP and other post-retirement benefit plan obligations by $3 million on December 15,2017.
Effective January 25, 2018, the Company and the Communications Workers of America (“CWA”) and the International Brotherhood of Electrical Workers (“IBEW”), agreed to extend the 2009 Collective Bargaining Agreement ("CBA"), previously extended through June 14, 2018, until September 21, 2019. The contract extensions did not affect the Company’s obligation for pension and post-retirement benefits available to U.S. employees of the Company who are represented by the CWA or IBEW ("represented employees").
Most post-retirement medical benefits are not pre-funded. Consequently, the Company makes payments directly to the claims administrator as retiree medical benefit claims are disbursed. These payments are funded by the Company up to the maximum contribution amounts specified in the plan documents and contract with the CWA and IBEW, and contributions from the participants, if required. As a result, payments for retiree medical and dental benefits were $7 million, $2 million, $15 million and $41 million for the period from December 16, 2017 through September 30, 2018 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor), and fiscal 2017 and 2016 (Predecessor), respectively. The Company estimates it will make payments for retiree medical and dental benefits totaling $14 million during fiscal 2019.

A reconciliation of the changes in the benefit obligations and fair value of assets of the defined benefit pension and post-retirement plans, the funded status of the plans, and the amounts recognized in the Consolidated Balance Sheets are provided in the tables below:

	Successor	Predecessor
(In millions)	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal year ended September 30, 2017
Pension Benefits - U.S.
Change in benefit obligation
Projected benefit obligation at beginning of period	$1,136	$3,415	$3,558
Service cost	3	1	4
Interest cost	28	22	98
Actuarial (gain) loss	(56)	19	(18)
Benefits paid	(61)	(39)	(227)
Reorganization adjustments	—	(2,282)	—
Projected benefit obligation at end of period	$1,050	$1,136	$3,415

Change in plan assets
Fair value of plan assets at beginning of period	$889	$2,395	$2,370
Actual return on plan assets	10	57	229
Employer contributions	43	49	23
Benefits paid	(61)	(39)	(227)
Reorganization adjustments	—	(1,573)	—
Fair value of plan assets at end of period	$881	$889	$2,395
Underfunded status at end of period	$(169)	$(247)	$(1,020)

Amount recognized in the Consolidated Balance Sheets consists of:
Accrued benefit liability, current	$—	$(9)	$(10)
Accrued benefit liability, noncurrent	(169)	(238)	(1,010)
Net amount recognized	$(169)	$(247)	$(1,020)

Amount recognized in Accumulated other comprehensive loss (pre-tax) consists of:
Net prior service cost	$—	$—	$1
Net actuarial (gain) loss	(15)	—	1,166
Net amount recognized	$(15)	$—	$1,167

Weighted average assumptions used to determine benefit obligations
Discount rate	4.22%	3.70%	3.73%
Rate of compensation increase	4.00%	4.00%	4.00%

	Successor	Predecessor
(In millions)	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal year ended September 30, 2017
Pension Benefits - Non-U.S.
Change in benefit obligation
Projected benefit obligation at beginning of period	$575	$551	$651
Service cost	5	2	7
Interest cost	7	3	8
Actuarial gain	(19)	(2)	(67)
Benefits paid	(22)	(3)	(23)
Foreign currency exchange rate changes	(10)	—	28
Curtailments, settlements and other	—	—	(53)
Reorganization adjustments	—	24	—
Projected benefit obligation at end of period	$536	$575	$551

Change in plan assets
Fair value of plan assets at beginning of period	$15	$15	$67
Employer contributions	22	3	25
Benefits paid	(22)	(3)	(23)
Curtailments, settlements and other	—	—	(54)
Fair value of plan assets at end of period	$15	$15	$15
Underfunded status at end of period	$(521)	$(560)	$(536)

Amount recognized in the Consolidated Balance Sheets consists of:
Noncurrent assets	$1	$1	$1
Accrued benefit liability, current	(20)	(23)	(22)
Accrued benefit liability, noncurrent	(502)	(538)	(515)
Net amount recognized	$(521)	$(560)	$(536)

Amount recognized in Accumulated other comprehensive loss (pre-tax) consists of:
Net actuarial (gain) loss	$(19)	$—	$143
Net amount recognized	$(19)	$—	$143

Weighted average assumptions used to determine benefit obligations
Discount rate	1.92%	1.92%	1.92%
Rate of compensation increase	4.46%	3.66%	3.66%

	Successor	Predecessor
(In millions)	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal year ended September 30, 2017
Post-retirement Benefits - U.S.
Change in benefit obligation
Benefit obligation at beginning of period	$407	$404	$436
Service cost	1	—	2
Interest cost	11	3	13
Employee contributions	—	—	7
Actuarial (gain) loss	(40)	4	(26)
Benefits paid	(11)	(3)	(28)
Reorganization adjustments	—	(1)	—
Projected benefit obligation at end of period	$368	$407	$404

Change in plan assets
Fair value of plan assets at beginning of period	$180	$178	$172
Actual return on plan assets	2	3	12
Employer contributions	7	2	15
Employee contributions	—	—	7
Benefits paid	(11)	(3)	(28)
Fair value of plan assets at end of period	$178	$180	$178
Underfunded status at end of period	$(190)	$(227)	$(226)

Amount recognized in the Consolidated Balance Sheets consists of:
Accrued benefit liability, current	$(14)	$(12)	$(15)
Accrued benefit liability, noncurrent	(176)	(215)	(211)
Net amount recognized	$(190)	$(227)	$(226)

Amount recognized in Accumulated other comprehensive loss (pre-tax) consists of:
Net prior service credit	$—	$—	$(58)
Net actuarial (gain) loss	(34)	—	97
Net amount recognized	$(34)	$—	$39

Weighted average assumptions used to determine benefit obligations
Discount rate	4.26%	3.77%	3.83%
Rate of compensation increase	4.00%	4.00%	4.00%
Effective September 30, 2018, to reflect its best estimate of future mortality for its U.S. pension and post-retirement benefit plans, the Company updated its mortality rate assumptions to use the projected mortality improvement scale, Mortality Projection-2018, as published by the Society of Actuaries. The change resulted in a $3 million decrease in the Company’s U.S. pension benefit obligation and $1 million decrease in the Company’s U.S. post-retirement benefit obligation as of September 30, 2018 (Successor).

The following table provides the accumulated benefit obligation for all defined benefit pension plans and information for pension plans with an accumulated benefit obligation in excess of plan assets:

	Pension Benefits - U.S.		Pension Benefits - Non-U.S.
	Successor	Predecessor	Successor	Predecessor
(In millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Accumulated benefit obligation for all plans	$1,050	$3,415	$521	$536
Plans with accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$1,050	$3,415	$531	$546
Accumulated benefit obligation	$1,050	$3,415	$516	$531
Fair value of plan assets	$881	$2,395	$9	$9
Estimated future benefits expected to be paid in each of the next five fiscal years, and in aggregate for the five fiscal years thereafter, are presented below:

	Pension Benefits		Post-retirement Benefits
(In millions)	U.S.	Non-U.S.
2019	$74	$24	$20
2020	73	23	21
2021	73	24	21
2022	73	26	21
2023	72	25	21
2024 - 2028	351	139	109
Total	$716	$261	$213

The components of the pension and post-retirement net periodic benefit cost (credit) for the periods indicated are provided in the table below:

	Successor	Predecessor
(In millions)	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal year ended September 30, 2017	Fiscal year ended September 30, 2016
Pension Benefits - U.S.
Components of net periodic benefit (credit) cost
Service cost	$3	$1	$4	$4
Interest cost	28	22	98	110
Expected return on plan assets	(51)	(38)	(179)	(183)
Amortization of prior service cost	—	—	1	1
Amortization of actuarial loss	—	20	102	91
Curtailment, settlement loss(1)	—	—	—	3
Net periodic benefit (credit) cost	$(20)	$5	$26	$26
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	3.29%	3.19%	2.86%	4.23%
Expected return on plan assets	7.65%	7.75%	7.75%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

Pension Benefits - Non-U.S.
Components of net periodic benefit cost (credit)
Service cost	$5	$2	$7	$6
Interest cost	7	3	8	14
Expected return on plan assets	—	(1)	(1)	(2)
Amortization of actuarial loss	—	2	16	7
Curtailment, settlement gain	—	—	(4)	—
Net periodic benefit cost	$12	$6	$26	$25
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	1.92%	1.22%	1.22%	2.53%
Expected return on plan assets	3.68%	1.82%	1.82%	3.09%
Rate of compensation increase	3.62%	3.45%	3.45%	3.11%

Post-retirement Benefits - U.S.
Components of net periodic benefit cost (credit)
Service cost	$1	$—	$2	$2
Interest cost	11	3	13	13
Expected return on plan assets	(8)	(2)	(10)	(10)
Amortization of prior service cost	—	(3)	(18)	(19)
Amortization of actuarial loss	—	2	12	4
Curtailment, settlement gain(1)	—	—	(4)	(2)
Net periodic benefit cost (credit)	$4	$—	$(5)	$(12)
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	3.39%	3.37%	3.11%	4.35%
Expected return on plan assets	5.50%	5.90%	5.90%	5.90%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
(1) Excludes Plan of Reorganization related settlements that were recorded in Reorganization items, net in the Consolidated Statements of Operations.

The service components of net periodic benefit cost (credit) were recorded similar to compensation expense, while all other components were recorded in Other income (expense), net.
The Company's general funding policy with respect to its U.S. qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations, or to directly pay benefits where appropriate. As a result of the Bankruptcy Filing on January 19, 2017, there was an automatic stay on the Company's contributions to the U.S. pension plans during fiscal 2017 (Predecessor). Therefore, the minimum funding requirements for the U.S. pension plans were not met for fiscal 2017 (Predecessor). As part of the Plan of Reorganization, on December 15, 2017, the Company paid the aggregate unpaid required minimum funding for the APP of $49 million. Contributions to U.S. pension plans were $43 million, $49 million, $23 million, and $96 million for the period from December 16, 2017 through September 30, 2018 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor), and fiscal 2017 and 2016 (Predecessor), respectively. The contributions to the U.S. pension plans included $0 million, $0 million, $3 million, and $7 million for the period from December 16, 2017 through September 30, 2018 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor), and fiscal 2017 and 2016 (Predecessor), respectively, for certain pension benefits that were not pre-funded, and included $43 million, $49 million, $20 million, and $89 million for the period from December 16, 2017 through September 30, 2018 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor), and fiscal 2017 and 2016 (Predecessor), respectively, toward minimum funding requirements. Contributions to the non-U.S. pension plans were $22 million, $3 million, $25 million, and $24 million for the period from December 16, 2017 through September 30, 2018 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor), and fiscal 2017 and 2016 (Predecessor), respectively. In fiscal 2019, the Company estimates that it will make contributions totaling $26 million to satisfy the minimum statutory funding requirements in the U.S. and contributions totaling $25 million for non-U.S. plans.
In fiscal 2017 (Predecessor), the Company terminated its contract with Nationale Nederlanden, which insured pension benefits for the Company's defined benefit pension plan in the Netherlands. In compliance with the termination clause in the contract, Nationale Nederlanden assumed responsibility for the pension benefit obligation accrued under the plan and the assets set aside for the plan. As a result of the settlement, the Company recognized a $4 million gain.
As a result of restructuring initiatives during fiscal 2016 (Predecessor), the U.S. pension and post-retirement plans for salaried employees experienced a curtailment. The curtailment of the pension plan resulted in a $3 million loss, which was recognized in fiscal 2016 (Predecessor). The curtailment of the post-retirement plan resulted in a $6 million gain, of which $2 million was recognized in fiscal 2016 (Predecessor) associated with terminations that occurred as of September 30, 2016 (Predecessor). The remaining $4 million curtailment gain was recognized in fiscal 2017 (Predecessor) when the remaining terminations occurred.
Effective for fiscal 2016 (Predecessor), the Company changed its estimate of the service and interest cost components of net periodic benefit cost for its U.S. pension and other post-retirement benefit plans. Previously, the Company estimated the service and interest cost components utilizing a single weighted average discount rate derived from the yield curve used to measure the benefit obligation. The new estimate utilizes a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to their underlying projected cash flows. The new estimate provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates. The change did not affect the measurement of the Company’s U.S. pension and post-retirement benefit obligations, and it was accounted for as a change in accounting estimate, which is applied prospectively. For fiscal 2016 (Predecessor), the change in estimate reduced the U.S. pension and post-retirement benefit plan cost by $30 million to $35 million when compared to the prior estimate.

Other changes in plan assets and benefit obligations recognized in other comprehensive loss are provided in the tables below:

	Successor	Predecessor
(In millions)	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal year ended September 30, 2017	Fiscal year ended September 30, 2016
Pension Benefits - U.S.
Net (gain) loss	$(15)	$—	$(68)	$124
Amortization of prior service cost	—	—	(1)	(1)
Amortization of actuarial loss	—	(20)	(102)	(91)
Reorganization adjustments	—	(1,147)	—	—
Total recognized in Other comprehensive income (loss)	$(15)	$(1,167)	$(171)	$32
Total recognized in net periodic benefit cost and Other comprehensive income (loss)(1)	$(35)	$(722)	$(145)	$58

Pension Benefits - Non-U.S.
Net (gain) loss	$(19)	$22	$(68)	$95
Amortization of actuarial loss	—	(2)	(16)	(7)
Net gain recognition due to settlement	—	—	4	—
Reorganization adjustments	—	(163)	—	—
Total recognized in Other comprehensive income (loss)	$(19)	$(143)	$(80)	$88
Total recognized in net periodic benefit cost and Other comprehensive income (loss)(1)	$(7)	$(137)	$(54)	$113

Post-retirement Benefits - U.S.
Net (gain) loss	$(34)	$—	$(28)	$71
Amortization of prior service credit	—	3	18	19
Amortization of actuarial loss	—	(2)	(12)	(4)
Prior service cost (credit) and net gain (loss) recognition due to curtailment	—	—	4	2
Reorganization adjustments	—	(40)	—	—
Total recognized in Other comprehensive income (loss)	$(34)	$(39)	$(18)	$88
Total recognized in net periodic benefit cost and Other comprehensive income (loss)(1)	$(30)	$2	$(23)	$76
(1) For the period from October 1, 2017 through December 15, 2017, the U.S., non-U.S. and other Post-retirement benefits include Plan of Reorganization settlements that were recorded in Reorganization items, net in the Consolidated Statements of Operations of $(440) million, $0 million, and $(43) million, respectively.
The estimated amount to be amortized from Accumulated other comprehensive loss as a net periodic benefit during fiscal 2019 is $1 million and mainly represents the recognition of a net actuarial gain for U.S. post-retirement benefits.
The discount rate is subject to change each year, consistent with changes in rates of return on high-quality fixed-income investments currently available and expected to be available during the expected benefit payment period. The Company selects the assumed discount rate for its U.S. pension and post-retirement benefit plans by applying the rates from the Aon AA Only and Aon AA Only Above Median yield curves to the expected benefit payment streams and develops a rate at which it is believed the benefit obligations could be effectively settled. The Company follows a similar process for its non-U.S. pension plans by applying the Aon Euro AA corporate bond yield curve. Based on the published rates as of September 30, 2018, the Company used a weighted average discount rate of 4.22% for the U.S. pension plans, 1.92% for the non-U.S. pension plans, and 4.26% for the post-retirement plans, an increase of 49 basis points and 43 basis points from the prior year for the U.S. pension plans and post-retirement benefit plans, respectively, and a 0 basis point change from the prior year for the non-U.S. pension plans. As of September 30, 2018 (Successor), this had the effect of reducing the projected U.S. pension benefit obligation $59 million, reducing the post-retirement obligation $22 million and increasing the non-U.S. pension benefit obligation by $0 million. For fiscal 2019, this will have a minimal effect on the U.S. pension and post-retirement service cost.

The expected long-term rate of return on U.S. pension and post-retirement benefit plan assets is selected by applying forward-looking capital market assumptions to the strategic asset allocation approved by the governing body for each plan. The forward-looking capital market assumptions are developed by an investment adviser and reviewed by the Company for reasonableness. The return and risk assumptions consider such factors as anticipated long-term performance of individual asset classes, risk premium for active management based on qualitative and quantitative analysis, and correlations of the asset classes that comprise the asset portfolio.
The Company’s cost for post-retirement healthcare claims is capped and the projected post-retirement healthcare claims exceed the cap. Therefore, a one-percentage-point increase or decrease in the Company’s healthcare cost trend rates will not impact the post-retirement benefit obligation and the service and interest cost components of net periodic benefit cost.
The weighted average asset allocation of the pension and post-retirement plans by asset category and target allocation is as follows:

	Successor	Predecessor	Long-term Target
Asset Category	September 30, 2018	September 30, 2017
Pension Benefits - U.S.
Equity Securities	37%	44%	39%
Debt Securities	39%	37%	45%
Hedge Funds	8%	8%	7%
Private Equity	1%	1%	—%
Real Estate	6%	5%	7%
Commodities	2%	2%	2%
Other(1)	7%	3%	—%
Total	100%	100%	100%

Pension Benefits - Non-U.S.
Debt Securities	27%	27%
Asset Allocation Fund	13%	13%
Insurance Contracts	60%	60%
Total	100%	100%

Post-retirement Benefits - U.S.
Equity Securities	40%	40%	40%
Debt Securities	60%	60%	60%
Total	100%	100%	100%

(1)	Other includes cash/cash equivalents, derivative financial instruments, and payables/receivables for pending transactions.
The Company’s asset management strategy focuses on the dual objectives of improving the funded status of the pension plans and reducing the impact of changes in interest rates on the funded status. To improve the funded status of the pension plans, assets are invested in a diversified mix of asset classes designed to generate higher returns over time, than the pension benefit obligation discount rate assumption. To reduce the impact of interest rate changes on the funded status of the pension plans, assets are invested in a mix of fixed income investments (including long-term debt) that are selected based on the characteristics of the benefit obligation of the pension plans. Strategic asset allocation is the principal method for achieving the Company’s investment objectives, which are determined in the course of periodic asset-liability studies. The most recent asset-liability study was completed in 2018 for the pension plans.
As part of the Company’s asset management strategy, investments are professionally-managed and diversified across multiple asset classes and investment styles to minimize exposure to any one specific investment. Derivative instruments (such as forwards, futures, swaptions and swaps) may be held as part of the Company’s asset management strategy. However, the use of derivative financial instruments for speculative purposes is prohibited by the Company’s investment policy. Also, as part of the Company’s investment strategy, the U.S. pension plans invest in hedge funds, real estate funds, private equity and commodities to provide additional uncorrelated returns.
The fair value of plan assets is determined by the trustee and reviewed by the Company, in accordance with the accounting guidance for fair value measurements and the fair value hierarchy discussed in Note 13, “Fair Value Measurements.” Because of the inherent uncertainty of valuation, estimated fair values may differ significantly from the fair values that would have been used had quoted prices in an active market existed.
The following table summarizes the fair value measurements of the U.S. pension plan assets by asset class:

	Successor				Predecessor
	As of September 30, 2018				As of September 30, 2017
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
U.S. Government debt securities (a)	$—	$93	$—	$93	$—	$159	$—	$159
Derivative instruments (b)	(2)	—	—	(2)	(4)	—	—	(4)
Total assets in the fair value hierarchy	(2)	93	—	91	(4)	159	—	155

Investments measured at net asset value: (c)
Real estate (d)				49				112
Private equity (e)				7				23
Multi-strategy hedge funds (f)				73				190
Investment funds: (g)
Cash equivalents				62				63
Long duration fixed income				231				636
High-yield debt				26				97
U.S. equity				179				541
Non-U.S. equity				112				395
Emerging market equity				35				127
Commodities				15				41
Total investment measured at net asset value				789				2,225
Other plan assets, net				1				15
Total plan assets at fair value	$(2)	$93	$—	$881	$(4)	$159	$—	$2,395

(a)
Includes U.S. Treasury STRIPS, which are generally valued using institutional bid evaluations from various contracted pricing vendors. Institutional bid evaluations are estimated prices that represent the price a dealer would pay for a security. Pricing inputs to the institutional bid evaluation vary by security and include benchmark yields, reported trades, unadjusted broker/dealer quotes, issuer spreads, bids, offers or other observable market data.

(b)
Includes future contracts that are generally valued using the last trade price at which a specific contract/security was last traded on the primary exchange, which is provided by a contracted vendor. If pricing is not available from the contracted vendor, then pricing is obtained from other sources such as Bloomberg, broker bid, ask/offer quotes or the investment manager.

(c)	Certain investments that are measured at fair value using the net asset value per share or its equivalent (“NAV”) have not been classified in the fair value hierarchy.

(d)
Includes open ended real estate commingled funds, close ended real estate limited partnerships, and insurance company separate accounts that invest primarily in U.S. office, lodging, retail and residential real estate. The insurance company separate accounts and the commingled funds account for their portfolio of assets at fair value and calculate the NAV on either a monthly or quarterly basis. Shares can be redeemed at the NAV on a quarterly basis, provided a written redemption request is received in advance (generally 45-91 days) of the redemption date. Therefore, the undiscounted NAV is used as the fair value measurement. For limited partnerships, the fair value of the underlying assets and the capital account for each investor is determined by the General Partner (“GP”). The valuation techniques used by the GP generally consist of unobservable inputs such as discounted cash flow analysis, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties. The partnerships are typically funded over time as capital is needed to fund asset purchases, and distributions from the partnerships are received as the partnerships liquidate their underlying asset holdings. Therefore, the life cycle for a typical investment in a real estate limited partnership is expected to be approximately 10 years from initial funding.

(e)
Includes limited partner interests in various limited partnerships (“LPs”) that invest primarily in U.S. and non-U.S. investments either directly, or through other partnerships or funds with a focus on venture capital, buyouts, expansion capital, or companies undergoing financial distress or significant restructuring. The NAV of the LPs and of the capital account of each investor is determined by the GP of each LP. Marketable securities held by the LPs are valued based on the closing price on the valuation date on the exchange where they are principally traded and may be adjusted for legal restrictions, if any. Investments without a public market are valued based on assumptions made and valuation techniques used by the GP, which consist of unobservable inputs. Such valuation techniques may include discounted cash flow analysis, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties. The LPs are typically funded over time as capital is needed to fund purchases and distributions are received as the partnerships liquidate their underlying asset holdings.

(f)
Includes hedge funds and funds of funds that pursue multiple strategies to diversify risks and reduce volatility. The funds account for their portfolio of assets at fair value and calculate the NAV of their fund on a monthly basis. The funds limit the frequency of redemptions to manage liquidity and protect the interests of the funds and its shareholders.

(g)
Includes open-end funds and unit investment trusts that invest in various asset classes including: U.S. and non-U.S. corporate debt, U.S. government debt, municipal bonds, U.S. equity, non-U.S. developed and emerging markets equity, and commodities. The funds account for their portfolio of assets at fair value and calculate the NAV of the funds on a daily basis, and shares can be redeemed at the NAV. Therefore, the undiscounted NAV as reported by the funds is used as the fair value measurement.

The following table summarizes the fair value of the non-U.S. pension plan assets by asset class:

	Successor	Predecessor
(In millions)	September 30, 2018	September 30, 2017
Investments measured at net asset value: (a)
Investment funds: (b)
Debt securities	$4	$4
Asset allocation	2	2
Insurance contracts (c)	9	9
Total plan assets at fair value	$15	$15

(a)	Certain investments that are measured at fair value using the NAV have not been classified in the fair value hierarchy.

(b)
Includes collective investment funds that invest in various asset classes including U.S. and non-U.S. corporate debt and equity, and derivatives. The funds account for their portfolio of assets at fair value and calculate the NAV of the funds on a daily basis, and shares can be redeemed at the NAV. Therefore, the undiscounted NAV as reported by the funds is used as the fair value measurement.

(c)
Most non-U.S. pension plans are funded through insurance contracts, which provide for a guaranteed interest credit and a profit-sharing adjustment based on the actual performance of the underlying investment assets of the insurer. The fair value of the contract is determined by the insurer based on the premiums paid by the Company plus interest credits plus the profit-sharing adjustment less benefit payments. The underlying assets of the insurer are invested in compliance with local rules or law, which tend to require a high allocation to fixed income securities.

The following table summarizes the fair value of the post-retirement plan assets by asset class:

	Successor	Predecessor
(In millions)	September 30, 2018	September 30, 2017
Investments measured at net asset value: (a)
Group life insurance contract measured at net asset value (b)	$178	$178
Total plan assets at fair value	$178	$178

(a)	Certain investments that are measured at fair value using the NAV have not been classified in the fair value hierarchy.

(b)
The group life insurance contracts are held in a reserve of an insurance company that provides for investment of pre-funding amounts in a family of pooled separate accounts. The fair value of each group life insurance contract is primarily determined by the value of the units it owns in the pooled separate accounts that back the policy. Each of the pooled separate accounts provides a unit NAV on a daily basis, which is based on the fair value of the underlying assets owned by the account. The post-retirement benefit plans can transact daily at the unit NAV without restriction. As of September 30, 2018 (Successor), the asset allocation of the pooled separate accounts in which the contracts invest was approximately 60% fixed income securities, 22% U.S. equity securities and 18% non-U.S. equity securities.

Savings Plans
Substantially all of the Company’s U.S. employees are eligible to participate in savings plans sponsored by the Company. The plans allow employees to contribute a portion of their compensation on a pre-tax and after-tax basis in accordance with specified guidelines. Avaya matches a percentage of employee contributions up to certain limits. The Company’s expense related to these savings plans was $7 million, $0 million, $6 million and $4 million for the period from December 16, 2017 through September 30, 2018 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor), and fiscal 2017 and 2016 (Predecessor), respectively.
16. Share-based Compensation
The Predecessor Company's common and preferred stock were canceled and new common stock was issued on the Emergence Date. Accordingly, the Predecessor Company's then existing share-based compensation awards were also canceled, which resulted in the recognition of any previously unamortized expense on the date of cancellation. As a result, share-based compensation for the Successor and Predecessor periods are not comparable.
Successor
Pursuant to terms of the Plan of Reorganization, the Avaya Holdings Corp. 2017 Equity Incentive Plan ("2017 Equity Incentive Plan") became effective on the Emergence Date.
The Successor Company's Board of Directors or any committee duly authorized thereby will administer the 2017 Equity Incentive Plan. The administrator has broad authority to, among other things: (i) select participants; (ii) determine the types of awards that participants are to receive and the number of shares that are to be granted under such awards; and (iii) establish the terms and conditions of awards, including the price to be paid for the shares or the awards.
Persons eligible to receive awards under the 2017 Equity Incentive Plan include non-employee directors, employees of the Successor Company or any of its affiliates, and certain consultants and advisors to the Successor Company or any of its affiliates. The types of awards that may be granted under the 2017 Equity Incentive Plan include stock options, restricted stock, restricted stock units, performance awards and other forms of awards granted or denominated in shares of the Successor Company common stock, as well as certain cash-based awards.
The maximum number of shares of common stock that may be issued or granted under the 2017 Equity Incentive Plan is 7,381,609 shares. As of September 30, 2018 (Successor) there were 2,639,418 shares available to be granted under the 2017 Equity Incentive Plan. If any option or other stock-based award granted under the 2017 Equity Incentive Plan expires, terminates or is canceled for any reason without having been exercised in full, the number of shares of common stock underlying any unexercised award will again be available for the purpose of awards under the 2017 Equity Incentive Plan. If any shares of restricted stock, performance awards or other stock-based awards denominated in shares of common stock awarded under the 2017 Equity Incentive Plan to a participant are forfeited for any reason, the number of forfeited shares of restricted stock, performance awards or other stock-based awards denominated in shares of common stock will again be available for purposes of awards under the 2017 Equity Incentive Plan. Any award under the 2017 Equity Incentive Plan settled in cash will not be counted against the foregoing maximum share limitations. Shares withheld by the Company in satisfaction of the applicable exercise price or withholding taxes upon the issuance, vesting or settlement of awards, in each case, shall not be available for future issuance under the 2017 Equity Incentive Plan.
Share-based compensation awards granted to employees vest ratably over three years and awards granted to non-employee directors vest ratably over one year. The aggregate grant date fair value of all awards granted to any non-employee director during any calendar year (excluding awards made pursuant to deferred compensation arrangements made in lieu of all or a portion of cash retainers and any dividends payable in respect of outstanding awards) may not exceed $750,000.
Share-based compensation expense recorded for the period from December 16, 2017 through September 30, 2018 (Successor) was $19 million and total income tax benefit recognized in the income statement for share-based compensation arrangements was $1 million. As of the Emergence Date, forfeitures are accounted for as incurred.
Stock Options
On the Emergence Date, the Company granted 1,146,835 non-qualified stock options to executives and other employees. The fair value of the stock options granted on the Emergence Date was determined using a lattice option pricing model as they were premium priced options. The Black-Scholes option pricing model is used to value all options granted after the Emergence Date. The valuation assumptions include the following: (1) expected term based on the vesting terms of the option and a contractual life of ten years; (2) volatility based on a blend of peer group companies (adjusted for the Company's leverage) and the Company's historical volatility since the Emergence Date; (3) risk-free interest rate based on U.S. Treasury yields with a term equal to the expected option term; and (4) dividend yield assumed to be zero as the Company does not anticipate paying dividends.

The weighted average grant date assumptions used in calculating the fair value of Successor options granted on the Emergence Date and thereafter were as follows:

	Period from December 16, 2017 through September 30, 2018	Emergence Date Grants
Exercise price	$21.66	$19.46
Expected volatility(1)	49.67%	56.59%
Expected life (in years)(2)	5.86	6.65
Risk-free interest rate(3)	2.72%	2.35%
Dividend yield(4)	—%	—%
(1) Expected volatility based on peer group companies adjusted for the Company's leverage.
(2) Expected life based on the vesting terms of the option and a contractual life of ten years.
(3) Risk-free interest rate based on U.S. Treasury yields with a term equal to the expected option term.
(4) Dividend yield was assumed to be zero as the Company does not anticipate paying dividends.
A summary of option activity under the 2017 Equity Incentive Plan for the period from the Emergence Date through September 30, 2018 (Successor) is presented below:

	Options (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In thousands)
Granted	1,255	$19.65
Exercised	(3)	$19.46
Forfeited or expired	(134)	$19.71
Outstanding at September 30, 2018 (Successor)	1,118	$19.64	8.9	$2,794

Exercisable at September 30, 2018 (Successor)	106	$19.69	5.6	$260
The weighted average grant date fair value of options granted for the period from the Emergence Date through September 30, 2018 (Successor) was $8.18. The intrinsic value is the difference between the Company's common stock price and the option exercise price. The total intrinsic value of options exercised during the period from the Emergence Date through September 30, 2018 (Successor) was not material. As of September 30, 2018 (Successor), there was $7 million of unrecognized share-based compensation expense related to stock options, which is expected to be recognized over a period up to 2.9 years, or 2.3 years on a weighted average basis.
Restricted Stock Units ("RSUs")
On the Emergence Date, the Company granted 3,440,528 RSUs to executives and other employees. Compensation cost for restricted stock units granted to employees and non-employee directors is generally measured by using closing market price of the Company's common stock at the date of grant. The Emergence Date awards were measured using the fair value of the common stock upon emergence from bankruptcy and application of fresh start accounting.
A summary of RSU activity under the 2017 Equity Incentive Plan from the Emergence Date through September 30, 2018 (Successor) is presented below:

Restricted Stock Units (In thousands)
Granted	4,048
Vested	(379)
Forfeited	(427)
Non-vested at September 30, 2018 (Successor)	3,243
As of September 30, 2018 (Successor), there was $42 million of unrecognized share-based compensation expense related to RSUs, which is expected to be recognized over a period up to 2.9 years, or 2.3 years on a weighted average basis. The weighted average grant date fair value for RSUs granted during the period from the Emergence Date through September 30, 2018 (Successor) was $16.11. The total grant date fair value of shares vested for the period from December 16, 2017 through September 30, 2018 (Successor) was $6 million.

Predecessor
Prior to the Emergence Date, the Predecessor Company had granted share-based awards that were canceled upon emergence from bankruptcy. In conjunction with the cancellation, the Predecessor Company accelerated the unrecognized share-based compensation expense and recorded $3 million of compensation expense in the period from October 1, 2017 through December 15, 2017 (Predecessor), principally reflected in Reorganization costs, net. Share-based compensation expense for fiscal 2017 and 2016 (Predecessor) was $11 million and $16 million, respectively. No income tax benefit was recognized in the income statement for share-based compensation arrangements for the period from October 1, 2017 through December 15, 2017 (Predecessor) and for fiscal 2017 and 2016 (Predecessor).
The Avaya Holdings Corp.’s Second Amended and Restated 2007 Equity Incentive Plan (the “2007 Plan”) governed the issuance of equity awards, including RSUs and stock options, to eligible plan participants. Key employees, directors, and consultants of the Company were eligible to receive awards under the 2007 Plan. Each stock option, when vested and exercised, and each RSU, when vested, entitled the holder to receive one share of Predecessor common stock, subject to certain restrictions on their transfer and sale as defined in the 2007 Plan and related award agreements.
Option Awards
Under the 2007 Plan, stock options could not be granted with an exercise price of less than the fair market value of the underlying stock on the date of grant. Share-based compensation expense recognized in the Consolidated Statements of Operations was based on awards ultimately expected to vest. Forfeitures were estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates in accordance with the authoritative guidance. All options awarded under the 2007 Plan expired the earlier of ten years from the date of grant or upon cessation of employment, in which event there were limited exercise provisions allowed for vested options.
Subsequent to October 1, 2012, the Company granted time-based options to purchase Predecessor common stock. Time-based options vested over their performance periods and were payable in shares of common stock upon vesting and exercise. The performance period for time-based options was generally three to four years. Compensation expense equal to the fair value of the option measured on the grant date was recognized utilizing graded attribution over the requisite service period.
As of September 30, 2017 (Predecessor), the Company had 19,842,268 options outstanding with a weighted average exercise price of $2.76. During the period from October 1, 2017 through December 15, 2017 (Predecessor) and fiscal 2017 (Predecessor), there were no options granted or exercised and the 19,842,268 options outstanding were canceled upon the Company’s emergence from bankruptcy.
For fiscal 2016 (Predecessor), the weighted average grant date fair value of options granted during the year was $1.20 and no options were exercised. The fair value of option awards was determined at the date of grant utilizing the Cox-Ross-Rubinstein (“CRR”) binomial option pricing model, which was affected by the fair value of Avaya Holdings’ common stock as well as a number of complex and subjective assumptions.
The weighted average grant date assumptions used in calculating the fair value of Predecessor options granted in fiscal 2016 (Predecessor) were as follows:

Fiscal year ended September 30, 2016 (Predecessor)
Exercise price	$1.83
Expected volatility(1)	83.09%
Expected life (in years)(2)	5.00
Risk-free interest rate(3)	1.53%
Dividend yield(4)	—%
(1) Expected volatility based on a combination of the Company's historical volatility and peer group companies' implied volatility.
(2) Expected life based on the vesting terms of the option and a contractual life of ten years.
(3) Risk-free interest rate based on U.S. Treasury spot rate for the expected term of the option.
(4) Dividend yield was assumed to be zero as the Company did not pay dividends.
Restricted Stock Units
Avaya Holdings had issued RSUs, each of which represented the right to receive one share of its Predecessor common stock when fully vested. The fair value of the common stock underlying the RSUs was estimated by the Compensation Committee of Avaya Holdings’ Board of Directors at the date of grant.
As of September 30, 2017 (Predecessor), the Company had 369,584 unvested RSUs with a weighted average grant date fair value of $1.83. During the period from October 1, 2017 through December 15, 2017 (Predecessor), there were no RSUs granted or vested and the 369,584 unvested RSUs were canceled upon the Company’s emergence from bankruptcy. The weighted average grant date fair value of RSUs granted in fiscal 2016 (Predecessor) was $1.84. The total grant date fair value of RSUs vested in fiscal 2017 and 2016 (Predecessor) was $1 million and $8 million, respectively.
Fiscal 2016 Executive KEIP Award Exchange
On May 13, 2016, the Compensation Committee of the Board of Directors of Avaya Holdings Corp. approved changes to the Company’s executive compensation program, which included revisions to the long-term incentive awards (the “LTIAs”) granted to Company executives on November 17, 2015. The LTIAs consisted of RSUs and stock options granted under the 2007 Plan and cash awards (collectively, the “November 2015 Awards”) that vested over a multi-year period. The November 2015 Awards were replaced by the Avaya Inc. 2016 Key Employee Incentive Plan (the “KEIP”), which was a single market-based performance cash incentive program tied to the Company’s key operating metric. Executives’ participation in the KEIP was conditioned upon the cancellation of their November 2015 Awards. In aggregate, November 2015 Awards consisting of 3,807,500 RSUs and 3,546,154 stock options were canceled as a condition of each executive's participation in the KEIP. Although canceled, the Company accelerated share-based compensation for the estimated fair value at the date of grant of these RSUs and stock options over a one-year vesting period. The effect of accelerating share-based compensation related to the exchange did not have a material impact on the Company’s financial statements.
Fiscal 2016 Employee Replacement Cash Award Exchange Program
On May 19, 2016, the Compensation Committee of the Board of Directors of Avaya Holdings Corp. approved an exchange program through which individuals holding unvested RSUs, outstanding vested and unvested deferred RSUs and outstanding unvested multiple-of-money options could exchange such awards for time-based long-term incentive cash awards (“Replacement Cash Awards”). This exchange program closed on July 26, 2016. Although the stock awards were canceled, the Company continued to recognize share-based compensation for the estimated fair value at the date of grant for unvested RSUs and unvested deferred RSUs over the original vesting period. The cash payments were recorded as share-based compensation expense. The effect of accelerating share-based compensation related to the exchange did not have a material impact on the Company’s financial statements.
17. Capital Stock
Successor
Preferred Stock
The Successor Company's certificate of incorporation authorizes it to issue up to 55,000,000 shares of preferred stock with a par value of $0.01 per share. As of September 30, 2018 (Successor), there were no preferred shares issued or outstanding.
Common Stock
The Successor Company's certificate of incorporation authorizes it to issue up to 550,000,000 shares of common stock with a par value of $0.01 per share. As of September 30, 2018 (Successor), there were 110,218,653 shares issued and 110,012,790 shares outstanding with the remaining 205,863 shares distributable in accordance with the Plan of Reorganization.
On November 14, 2018, the Company's Board of Directors approved a warrant repurchase program, authorizing the Company to repurchase the Company’s outstanding warrants to purchase shares of the Company’s common stock. See Note 25, "Subsequent Event," for additional information.
Predecessor
In connection with the Company's Plan of Reorganization and emergence from bankruptcy, all equity interests in the Predecessor Company were canceled, including preferred and common stock, warrants and equity-based awards.
Capital Stock
The certificate of incorporation, as amended and restated, authorized Avaya Holdings to issue up to 750,000,000 shares of common stock with a par value of $0.001 per share and 250,000 shares of preferred stock with a par value of $0.001 per share.
Preferred Series A Stock
On December 19, 2009, Avaya Holdings issued 125,000 shares of Series A preferred stock (“preferred series A”) with detachable warrants to purchase up to 38,500,000 common shares at a price of $3.25 per share, which would have expired December 18, 2019. The preferred series A shares were non-voting, redeemable at the Company’s election and had a liquidation preference of $1,000 per share plus cumulative, compounded quarterly, accrued unpaid dividends at a rate of 5% per annum in cash.
Funds affiliated with Silver Lake and TPG provided an aggregate of $78 million of the cash proceeds from the issuance of the preferred series A shares and the warrants, with each sponsor-affiliated group providing $39 million of the cash proceeds. Based on their contributed cash, the Silver Lake and TPG funds each received 38,865 preferred series A shares and warrants to purchase up to 11,958,192 common shares. Under the terms of the preferred stock agreement, the preferred series A shares were redeemable at the Company’s election only; however, because affiliates of Silver Lake and TPG controlled the board of directors and held a substantial portion of the preferred series A shares, they could have triggered a demand for redemption at their discretion and therefore, the preferred series A shares were classified in the mezzanine section between Total liabilities and Stockholders’ equity (deficit) in the Consolidated Balance Sheets.
As of September 30, 2017 (Predecessor), the carrying value of the preferred series A was $184 million, which included $59 million of accumulated and unpaid dividends as well as $57 million of discount accretion. During fiscal 2017 and 2016, the carrying value of the preferred series A shares increased $9 million and $8 million, respectively, due to an increase in accumulated unpaid dividends in each period. The carrying value was adjusted to $0 during the period from October 1, 2017 and December 15, 2017 in connection with the Company’s emergence from bankruptcy.
Preferred Series B Stock
On May 29, 2012, Avaya Holdings issued 48,922 shares of Series B preferred stock ("preferred series B") with detachable warrants to purchase up to 24,500,000 common shares at a price of $4.00 per share, which would have expired May 29, 2022. The preferred series B shares were non-voting and earned cumulative dividends at a rate of 8% per annum, compounded annually, whether or not declared, and were payable in cash or additional shares of preferred series B at the Company’s option. Preferred series B dividends had to be paid prior to dividends on any other series or classes of Avaya Holdings’ stock. Additionally, holders of preferred series B participated in any dividends payable on shares of Avaya Holdings’ common stock on an as converted basis.
The preferred series B were issued to funds affiliated with Silver Lake and TPG. Because the preferred series B shares were redeemable at the Company’s election at any time and affiliates of Silver Lake and TPG controlled the board of directors, the holders of the preferred series B could have triggered a demand for redemption. In addition, the preferred series B was redeemable at the option of the holders in certain cases. As a result, the preferred series B shares were classified in the mezzanine section between Total liabilities and stockholders’ equity (deficit) in the Consolidated Balance Sheets.
As of September 30, 2017 (Predecessor), the carrying value of the preferred series B was $393 million, which included $99 million of accumulated and unpaid dividends, $98 million of accretion to the Redemption Price, as well as $33 million of discount accretion at the date of issuance. During fiscal year 2017 and 2016, the carrying value of the preferred series B shares increased $22 million and $33 million, respectively. Fiscal 2017 reflected an increase in accumulated unpaid dividends, while fiscal 2016 reflected an increase in accumulated unpaid dividends and accretion of $20 million and $13 million, respectively.
Warrants
The Company had outstanding warrants to purchase 124,500,000 shares of its Predecessor common stock, of which 100,000,000 had an exercise price of $3.25 per share and would have expired on December 18, 2019. The remaining 24,500,000 warrants had an exercise price of $4.00 per share and would have expired on May 29, 2022. All of the warrants had a cashless exercise feature, contained customary adjustment provisions for stock splits, capital reorganizations and certain other distributions and were outstanding as of September 30, 2017 (Predecessor).
18. Net Income (Loss) Per Common Share
Basic earnings per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that would occur if equity awards granted under the Company's various share-based compensation plans were vested or exercised, if the Company's Convertible Notes or Call Spread Warrants were exercised, and/or if the Emergence Date Warrants were exercised, resulting in the issuance of common shares that would participate in the earnings of the Company.

The following table sets forth the calculation of net income (loss) attributable to common shareholders and the computation of basic and diluted earnings (loss) per share for the periods indicated:

	Successor	Predecessor
	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal year ended September 30,
(In millions, except per share amounts)			2017	2016
Net income (loss) per share:
Numerator
Net income (loss)	$287	$2,977	$(182)	$(730)
Dividends and accretion to preferred stockholders	—	(6)	(31)	(41)
Undistributed earnings	287	2,971	(213)	(771)
Percentage allocated to common stockholders(1)	100.0%	86.9%	100.0%	100.0%
Numerator for basic and diluted earnings (loss) per common share	$287	$2,582	$(213)	$(771)

Denominator
Denominator for basic earnings (loss) per weighted average common shares	109.9	497.3	497.1	500.7
Effect of dilutive securities
Restricted stock units	1.2	—	—	—
Stock options	—	—	—	—
Convertible Notes	—	—	—	—
Call Spread Warrants	—	—	—	—
Emergence Date Warrants	—	—	—	—
Denominator for diluted earnings (loss) per weighted average common shares	111.1	497.3	497.1	500.7

Net income (loss) per common share
Basic	$2.61	$5.19	$(0.43)	$(1.54)
Diluted	$2.58	$5.19	$(0.43)	$(1.54)

(1) Basic weighted average common stock outstanding	109.9	497.3	497.1	500.7
Basic weighted average common stock and common stock equivalents (preferred shares)	109.9	572.4	497.1	500.7
Percentage allocated to common stock holders	100.0%	86.9%	100.0%	100.0%
The Predecessor Company’s preferred stock and unvested restricted stock units were participating securities, which required the application of the two-class method to calculate basic and diluted earnings per share. Under the two-class method, undistributed earnings are allocated to common stock and the participating securities according to their respective participating rights in undistributed earnings, as if all the earnings for the period had been distributed. Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Net income (loss) attributable to common stockholders is increased for preferred stock dividends earned during the period. No allocation of undistributed earnings to participating securities was performed for periods with net losses as such securities do not have a contractual obligation to share in the losses of the Company.
During the period from December 16, 2017 through September 30, 2018 (Successor), the Company excluded 1.1 million stock options, 0.2 million restricted stock units and 5.6 million Emergence Date Warrants to purchase common shares from the diluted earnings per share calculation as their effect would have been anti-dilutive. The Company’s Convertible Notes and Call Spread Warrants were also excluded for the period from December 16, 2017 through September 30, 2018 (Successor) as discussed in more detail below.

For purposes of considering the Convertible Notes in determining diluted earnings per share, the Company has the ability and current intent to settle conversions of the Convertible Notes through combination settlement by repaying the principal portion in cash and any excess of the conversion value over the principal amount (the “Conversion Premium”) in shares of the Company's common stock. Therefore, only the impact of the Conversion Premium will be included in diluted weighted average shares outstanding using the treasury stock method. Since the Convertible Notes were out of the money and anti-dilutive as of September 30, 2018 (Successor), they were excluded from the diluted earnings per share calculation for the period from December 16, 2017 through September 30, 2018 (Successor). The Call Spread Warrants sold in connection with the issuance of the Convertible Notes will not be considered in calculating diluted weighted average shares outstanding until the price per share of the Company’s common stock exceeds the strike price of $37.3625 per share. When the price per share of the Company’s common stock exceeds the strike price per share of the Call Spread Warrants, the effect of the additional shares that may be issued upon exercise of the Call Spread Warrants will be included in diluted weighted average shares outstanding using the treasury stock method. The Bond Hedge purchased in connection with the issuance of the Convertible Notes is considered to be anti-dilutive and therefore does not impact the Company’s calculation of diluted earnings per share. Refer to Note 11, "Financing Arrangements,” for further discussion regarding the Convertible Notes.
19. Operating Segments
The Products & Solutions segment primarily develops, markets, and sells unified communications and contact center solutions, offered on premises, in the cloud, or as a hybrid solution. These integrate multiple forms of communications, including telephony, email, instant messaging and video. The Services segment develops, markets and sells comprehensive end-to-end global service offerings that enable customers to evaluate, plan, design, implement, monitor, manage and optimize complex enterprise communications networks. The Networking segment portfolio of software and hardware products offered integrated networking products. On July 14, 2017, the Company sold its Networking business to Extreme. Prior to the sale, the Company had three separate operating segments. After the sale, the Company has two operating segments, Products & Solutions and Services.
Effective September 30, 2018, the Company changed the name of its Global Communications Solutions (“GCS”) and Avaya Global Services (“AGS”) segments to "Products & Solutions" and "Services," respectively. These were name changes only and did not have an impact on the operating results of each segment.
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

Summarized financial information relating to the Company's operating segments is shown in the following table for the periods indicated:

	Successor	Predecessor
	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal years ended September 30,
(In millions)			2017	2016
REVENUE
Products & Solutions	$1,052	$253	$1,297	$1,536
Avaya Networking (1)	—	—	140	219
Services	1,401	351	1,835	1,947
Unallocated Amounts (2)	(206)	—	—	—
	$2,247	$604	$3,272	$3,702
GROSS PROFIT
Products & Solutions	$696	$169	$890	$1,047
Avaya Networking (1)	—	—	48	80
Services	843	196	1,091	1,160
Unallocated Amounts (3)	(396)	(3)	(21)	(29)
	1,143	362	2,008	2,258
OPERATING EXPENSES
Selling, general and administrative	888	264	1,261	1,401
Research and development	172	38	225	273
Amortization of intangible assets	127	10	204	226
Impairment of indefinite-lived intangible assets	—	—	65	100
Goodwill impairment	—	—	52	442
Restructuring charges, net	81	14	30	105
	1,268	326	1,837	2,547
OPERATING (LOSS) INCOME	(125)	36	171	(289)
INTEREST EXPENSE, OTHER INCOME (EXPENSE), NET AND REORGANIZATION ITEMS, NET	(134)	3,400	(369)	(430)
(LOSS) INCOME BEFORE INCOME TAXES	$(259)	$3,436	$(198)	$(719)

(1)	The Networking business was sold on July 14, 2017.

(2)	Unallocated amounts in Revenue represent the fair value adjustment to deferred revenue recognized upon emergence from bankruptcy and excluded from segment revenue.

(3)
Unallocated amounts in Gross Profit include the fair value adjustments recognized upon emergence from bankruptcy and excluded from segment gross profit; the effect of the amortization of technology intangibles; and costs that are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level.

	Successor	Predecessor
(In millions)	September 30, 2018	September 30, 2017
ASSETS:
Products & Solutions	$1,336	$1,133
Services	1,509	2,499
Unallocated Assets (1)	4,834	2,266
Total	$7,679	$5,898

(1)
Unallocated Assets consist of cash and cash equivalents, accounts receivable, deferred income tax assets, property, plant and equipment, acquired intangible assets and other assets. Unallocated Assets are managed at the corporate level and are not identified with a specific segment.

Geographic Information
Financial information relating to the Company’s revenue and long-lived assets by geographic area is as follows:

	Successor	Predecessor
	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal years ended September 30,
(In millions)			2017	2016
REVENUE(1):
U.S.	$1,184	$331	$1,798	$2,072
International:
EMEA	603	166	834	880
APAC—Asia Pacific	256	57	334	416
Americas International—Canada and Latin America	204	50	306	334
Total International	1,063	273	1,474	1,630
Total	$2,247	$604	$3,272	$3,702

	Successor	Predecessor
(In millions)	September 30, 2018	September 30, 2017
LONG-LIVED ASSETS(2)
U.S.	$169	$132
International:
EMEA	61	50
APAC—Asia Pacific	12	11
Americas International—Canada and Latin America	8	7
Total International	81	68
Total	$250	$200

(1)	Revenue is attributed to geographic areas based on the location of customers.

(2)	Represents property, plant and equipment, net.

20.	Accumulated Other Comprehensive (Loss) Income
The components of accumulated other comprehensive (loss) income for the periods indicated were as follows:

(In millions)	Change in Unamortized Pension, Post-retirement and Postemployment Benefit-related Items	Foreign Currency Translation	Unrealized Loss on Term Loan Interest Rate Swap	Other	Accumulated Other Comprehensive (Loss) Income
Balance as of October 1, 2015 (Predecessor)	$(1,368)	$(15)	$—	$(1)	$(1,384)
Other comprehensive loss before reclassifications	(319)	(18)	—	—	(337)
Amounts reclassified to earnings	60	—	—	—	60
Balance as of September 30, 2016 (Predecessor)	(1,627)	(33)	—	(1)	(1,661)
Other comprehensive income (loss) before reclassifications	181	(39)	—	—	142
Amounts reclassified to earnings	90	—	—	—	90
Provision for income taxes	(19)	—	—	—	(19)
Balance as of September 30, 2017 (Predecessor)	(1,375)	(72)	—	(1)	(1,448)
Other comprehensive (loss) income before reclassifications	(24)	3	—	—	(21)
Amounts reclassified to earnings	16	—	—	—	16
Pension settlement	721	—	—	—	721
Provision for income taxes	(58)	—	—	—	(58)
Balance as of December 15, 2017 (Predecessor)	(720)	(69)	—	(1)	(790)
Elimination of Predecessor Company Accumulated other comprehensive loss	720	69	—	1	790
Balance as of December 15, 2017 (Predecessor)	$—	$—	$—	$—	$—

Balance as of December 16, 2017 (Successor)	$—	$—	$—	$—	$—
Other comprehensive income (loss) before reclassifications	70	(31)	(3)	—	36
(Provision for) benefit from income taxes	(19)	—	1	—	(18)
Balance as of September 30, 2018 (Successor)	$51	$(31)	$(2)	$—	$18
Reclassifications from accumulated other comprehensive (loss) income related to changes in unamortized pension, post-retirement and postemployment benefit-related items were $0 million, $16 million, $90 million and $60 million during the period from December 16, 2017 through September 30, 2018 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor), and fiscal 2017 and 2016 (Predecessor), respectively, and were recorded in other income (expense), net.
21. Related Party Transactions
Successor
Pursuant to the Plan of Reorganization confirmed by the Bankruptcy Court, the Successor Company's Board of Directors is comprised of seven directors, including the Successor Company's Chief Executive Officer, James M. Chirico, Jr., and six non-employee directors, William D. Watkins, Ronald A. Rittenmeyer, Stephan Scholl, Susan L. Spradley, Stanley J. Sutula, III and Scott D. Vogel. With the resignation of Mr. Rittenmeyer effective April 30, 2018, the Company's Board of Directors currently has one vacancy.
Specific Arrangements Involving the Successor Company’s Current Directors and Executive Officers
William D. Watkins is a Director and Chair of the Board of Directors of Avaya Holdings and serves on the board of directors of Flex Ltd., an electronics design manufacturer. For the period from December 16, 2017 through September 30, 2018 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor) and for fiscal 2017 and 2016 (Predecessor), the Company purchased goods and services from subsidiaries of Flex Ltd. of $19 million, $6 million, $38 million and $113 million, respectively. As of September 30, 2018 (Successor) and September 30, 2017 (Predecessor), the Company had outstanding accounts payable due to Flex Ltd. of $4 million and $7 million, respectively.

Specific Arrangements Involving the Successor Company’s Former Directors and Executive Officers
Laurent Philonenko is a Senior Vice President of Avaya Holdings and he serves as an Advisor to Koopid, Inc., a software development company specializing in mobile communications, a position he has held since February 2017. For the period from December 16, 2017 through September 30, 2018 (Successor), the Company purchased goods and services from Koopid, Inc. of $1 million. For the period from October 1, 2017 through December 15, 2017 (Predecessor) and for fiscal 2017 and 2016 (Predecessor), purchased goods and services from Koopid were not material.
Ronald A. Rittenmeyer was a Director of Avaya Holdings through April 29, 2018. While he was a Director of Avaya Holdings, Mr. Rittenmeyer served on the board of directors of Tenet Healthcare Corporation ("Tenet Healthcare"), a healthcare services company, and also served on the board of directors of American International Group, Inc. (“AIG”), a global insurance organization. For the period from December 16, 2017 through September 30, 2018 (Successor) and fiscal 2017 and 2016 (Predecessor), sales of the Company’s products and services to Tenet Healthcare were $1 million, $1 million and $2 million, respectively. For the period from October 1, 2017 through December 15, 2017 (Predecessor), sales of the Company's products and services to Tenet Healthcare were not material. For the period from December 16, 2017 through September 30, 2018 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor) and for fiscal 2017 and 2016 (Predecessor), sales of the Company’s products and services to AIG were $5 million, $2 million, $10 million and $14 million, respectively.
Predecessor
In connection with the acquisition of Avaya Inc., through Avaya Holdings by Silver Lake Partners ("Silver Lake"), TPG Capital ("TPG") and their respective affiliates (collectively, the "Predecessor Sponsors"), in a transaction that was completed on October 26, 2007 (the “Merger”), Avaya Holdings entered into certain stockholder agreements and registration rights agreements with the Predecessor Sponsors and various co-investors. In addition, Avaya Holdings entered into a management services agreement with affiliates of the Predecessor Sponsors and, from time to time, Avaya Holdings entered into various other contracts with companies affiliated with the Predecessor Sponsors. These arrangements terminated upon emergence from bankruptcy. In addition, all Predecessor Company equity held by the Predecessor Sponsors was canceled. No fees were paid to the Predecessor Sponsors in the period from October 1, 2017 through December 15, 2017 (Predecessor).
Stockholders’ Agreement
In connection with the Merger, Avaya Holdings entered into a stockholders’ agreement with the Predecessor Sponsors and certain of their affiliates. The stockholders’ agreement was amended and restated in connection with the financing of certain acquisitions. The stockholders’ agreement contained certain restrictions on the Predecessor Sponsors’ and their affiliates’ transfer of Avaya Holdings’ equity securities, contained provisions regarding participation rights, contained standard tag-along and drag-along provisions, provided for the election of Avaya Holdings’ directors, mandated board of directors approval of certain matters to include the consent of each Predecessor Sponsor and generally set forth the respective rights and obligations of the stockholders who were parties to that agreement. None of Avaya Holdings’ officers or directors were parties to the agreement, although certain of Avaya Holdings' non-employee directors may have had an indirect interest in the agreement to the extent of their affiliations with the Predecessor Sponsors. This agreement was terminated upon emergence from bankruptcy.
Registration Rights Agreement
In addition, in connection with the Merger, Avaya Holdings entered into a registration rights agreement with the Predecessor Sponsors and certain of their affiliates, which was amended and restated in connection with the financing of certain acquisitions. Pursuant to the registration rights agreement, as amended, Avaya Holdings would provide the Predecessor Sponsors and certain of their affiliates party thereto with certain demand registration rights. In addition, in the event that Avaya Holdings registered shares of common stock for sale to the public, Avaya Holdings would be required to give notice of such registration to the Predecessor Sponsors and their affiliates party to the agreement of its intention to effect such a registration, and, subject to certain limitations, the Predecessor Sponsors and such holders would have piggyback registration rights providing them with the right to require Avaya Holdings to include shares of common stock held by them in such registration. Avaya Holdings would have been required to bear the registration expenses, other than underwriting discounts and commissions and transfer taxes, if any, associated with any registration of shares by the Predecessor Sponsors or other holders described above. Avaya Holdings had agreed to indemnify each holder of its common stock covered by the registration rights agreement for violations of federal or state securities laws by it in connection with any registration statement, prospectus or any preliminary prospectus. Each holder of such securities had in turn agreed to indemnify Avaya Holdings for federal or state securities law violations that occur in reliance upon written information the holder provided to Avaya Holdings in connection with any registration statement in which a holder of such securities was participating. None of Avaya Holdings’ officers or directors were a party to this agreement, although certain of Avaya Holdings’ non-employee directors may have had an indirect interest in the agreement to the extent of their affiliations with the Predecessor Sponsors. This agreement was terminated upon emergence from bankruptcy.

Management Services Agreement and Consulting Services
Both Avaya Holdings and Avaya Inc. were party to a Management Services Agreement with Silver Lake Management Company, L.L.C., an affiliate of Silver Lake, and TPG Capital Management, L.P., an affiliate of TPG, collectively “the Managers,” pursuant to which the Managers provided management and financial advisory services to the Company. Pursuant to the Management Services Agreement, the Managers received a monitoring fee of $7 million per annum and reimbursement on demand for out-of-pocket expenses incurred in connection with the provision of such services. In the event of a financing, acquisition, disposition or change of control transaction involving the Company during the term of the Management Services Agreement, the Managers had the right to require the Company to pay a fee equal to customary fees charged by internationally-recognized investment banks for serving as a financial advisor in similar transactions. The Management Services Agreement could have been terminated at any time by the Managers, but otherwise had an initial term ending on December 31, 2017 that automatically extended each December 31st for an additional year unless terminated earlier by the Company or the Managers. The term had been automatically extended nine times since the execution of the agreement such that the term was through December 31, 2026. In the event that the Management Services Agreement was terminated, the Company was required to pay a termination fee equal to the net present value of the monitoring fees that would have been payable during the remaining term of the Management Services Agreement. Therefore, if the Management Services Agreement was terminated at September 30, 2017, the termination fee would have been calculated using the term ending December 31, 2026. In accordance with the Management Services Agreement, the Company recorded $0 million, $2 million and $7 million of monitoring fees per year for the period from October 1, 2017 through December 15, 2017 and fiscal 2017 and 2016, respectively.
In December 2013, the Company and TPG Capital Management, L.P. executed a letter agreement reducing the portion of the monitoring fees owed to TPG Capital Management, L.P. by $1,325,000 for fiscal 2014 and thereafter on an annual basis by $800,000. The Company agreed to pay Messrs. Mohebbi and Rittenmeyer in aggregate $800,000 annually.
In fiscal 2016, the Company agreed to terms with Silver Lake and TPG to suspend payments under the Management Services Agreement. Although the management services fees continued to accrue, payments to Messrs. Mohebbi and Rittenmeyer were made in fiscal 2017 and 2016.
This Management Services Agreement and consulting services were terminated upon emergence from bankruptcy.
Transactions with Other Predecessor Sponsor Portfolio Companies
The Predecessor Sponsors were private equity firms that had investments in companies that did business with the Company. For the period from October 1, 2017 through December 15, 2017 and fiscal 2017 and 2016, the Company recorded $10 million, $29 million and $33 million, respectively, associated with sales of the Company’s products and services to companies in which one or both of the Predecessor Sponsors had investments. For the period from October 1, 2017 through December 15, 2017 and fiscal 2017 and 2016, the Company purchased goods and services of $15 million, $10 million and $13 million, respectively, from companies in which one or both of the Predecessor Sponsors had investments. In September 2015, a company in which a Predecessor Sponsor had an investment merged with a commercial real estate services firm that began providing management services associated with the Company’s leased properties. Included in the above purchased goods and services amounts was $5 million, $5 million and $8 million incurred by the Company for management services provided by the commercial real estate services firm for the period from October 1, 2017 through December 15, 2017 and fiscal 2017 and 2016, respectively.
Preferred Stock Ownership by Sponsors
As of September 30, 2017, affiliates of TPG owned 38,865 shares of Avaya Holdings’ Series A Preferred Stock and affiliates of Silver Lake owned 38,865 shares of Avaya Holdings’ Series A Preferred Stock. As of September 30, 2017, affiliates of TPG owned 16,273 shares of Avaya Holdings’ Series B Preferred Stock and affiliates of Silver Lake owned 16,273 shares of Avaya Holdings’ Series B Preferred Stock. All Predecessor Company Series A and Series B Preferred Stock were canceled upon emergence from bankruptcy.
Arrangements Involving the Predecessor Company’s Directors and Executive Officers
In connection with the Merger, Avaya Holdings entered into a senior manager registration and preemptive rights agreement with certain members of its senior management who owned shares of Avaya Holdings’ common stock and options and RSUs convertible into shares of Avaya Holdings’ common stock. Pursuant to the senior manager registration and preemptive rights agreement, the senior managers party thereto that held registrable securities thereunder were provided with certain registration rights upon either (a) the exercise of the Predecessor Sponsors or their affiliates of demand registration rights under the Predecessor Sponsors’ registration rights agreement discussed above or (b) any request by the Predecessor Sponsors to file a shelf registration statement for the resale of such shares, as well as certain notification and piggyback registration rights. Avaya Holdings was required to bear the registration expenses, other than underwriting discounts and commissions and transfer taxes, if any, associated with any registration of stock by the senior managers as described above. Avaya Holdings had agreed to indemnify each holder of registrable securities covered by the agreement for violations of federal or state securities laws by Avaya Holdings in connection with any registration statement, prospectus or any preliminary prospectus. Each holder of such registrable securities had in turn agreed to indemnify Avaya Holdings for federal or state securities law violations that occurred in reliance upon written information the holder provided to Avaya Holdings in connection with any registration statement in which a holder of such registrable securities was participating.
In addition, pursuant to the senior manager registration and preemptive rights agreement, the Company agreed to provide each senior manager party thereto with certain preemptive rights to participate in any future issuance of shares of Avaya Holdings’ common stock to the Predecessor Sponsors or their affiliates.
In connection with the Merger, Avaya Holdings also entered into a management stockholders’ agreement with certain management stockholders. The stockholders’ agreement contained certain restrictions on such stockholders’ transfer of Avaya Holdings equity securities, contained rights of first refusal upon disposition of shares, contained standard tag-along and drag-along provisions, and generally set forth the respective rights and obligations of the stockholders who were parties to the agreement.
The senior manager registration and preemptive rights agreement and the management stockholders’ agreement terminated upon emergence from bankruptcy.
Specific Arrangements Involving Certain Former Directors and Executive Officers
Charles Giancarlo was a Director of Avaya Holdings and Avaya Inc. and served in these capacities as a director designated by Silver Lake. Mr. Giancarlo served as a Director of Accenture, Plc (“Accenture”), a management consulting business. In both fiscal 2017 and 2016, sales of the Company’s products and services to Accenture were $1 million. Sales of the Company's products and services to Accenture for the period from October 1, 2017 through December 15, 2017 were not material.
John W. Marren was a Director of Avaya Holdings and Avaya Inc. and served in these capacities as a director designated by TPG. He held the position of Partner of TPG until January 2016 and served on the board of directors of Sungard Data Systems, Inc. (“Sungard”), a software and technology services company until December 2015. In both fiscal 2017 and 2016, sales of the Company’s products and services to Sungard were $1 million. Sales of the Company's products and services to Sungard for the period from October 1, 2017 through December 15, 2017 were not material.
Afshin Mohebbi was a Director of Avaya Holdings and Avaya Inc. and held the position of Senior Advisor of TPG.
Greg Mondre was a Director of Avaya Holdings and Avaya Inc. and served in these capacities as a director designated by Silver Lake. He held the positions of Managing Partner and Managing Director of Silver Lake. Mr. Mondre was related to the former Vice Chairman and Co-Chief Executive Officer of C3/Customer Contact Channels Holdings L.P. (“C3 Holdings”), a provider of outsourced customer management solutions. In both fiscal 2017 and 2016, sales of the Company’s products and services to C3 Holdings were $1 million. Sales of the Company's products and services to C3 Holdings for the period from October 1, 2017 through December 15, 2017 were not material.
Marc Randall was the Senior Vice President and General Manager of Avaya Holdings and Avaya Inc. and until January 2016 served on the board of directors of Xirrus, Inc. (“Xirrus”), a provider of wireless access network solutions. In March 2014, the Company entered a strategic partnership with Xirrus whereby the Company owned less than 6% of the outstanding voting securities of Xirrus on a fully diluted basis. During fiscal 2016, the Company made equity investments in Xirrus of $1 million. During fiscal 2016, the Company recognized an $11 million loss included in Other income (expense), net associated with this investment. During fiscal 2017 and 2016, the Company purchased goods and services from Xirrus of $12 million and $14 million, respectively. Purchased goods and services from Xirrus for the period from October 1, 2017 through December 15, 2017 were not material.
Gary B. Smith was a Director of Avaya Holdings and Avaya Inc. and also served as President, Chief Executive Officer and director of Ciena Corporation ("Ciena"), a network infrastructure company. For both fiscal 2017 and 2016, sales of the Company's products and services to Ciena were $1 million. Sales of the Company's products and services to Ciena for the period from October 1, 2017 through December 15, 2017 were not material.
22. Commitments and Contingencies
Legal Proceedings
General
The Company records accruals for legal contingencies to the extent that it has concluded that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made at this time regarding the matters specifically described below because the inherently unpredictable nature of legal proceedings may be exacerbated by various factors, including: (i) the damages sought in the proceedings are unsubstantiated or indeterminate; (ii) discovery is not complete; (iii) the proceeding is in its early stages; (iv) the matters present legal uncertainties; (v) there are significant facts in dispute; (vi) there are a large number of parties

(including where it is uncertain how liability, if any, will be shared among multiple defendants); or (vii) there is a wide range of potential outcomes.
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
During the period from December 16, 2017 through September 30, 2018 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor) and the fiscal years ended September 30, 2017 and 2016 (Predecessor), costs incurred in connection with certain legal matters were $0 million, $37 million, $64 million, and $106 million, respectively.
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
Intellectual Property and Commercial Disputes
In January 2010, SAE Power Incorporated and SAE Power Company (“SAE”) filed a complaint in the New Jersey Superior Court asserting various claims including breach of contract, unjust enrichment, promissory estoppel, and breach of the covenant of good faith and fair dealing arising out of Avaya’s relationship with SAE as a supplier of various power supply products. SAE has since asserted additional claims against Avaya for fraud, negligent misrepresentation, misappropriation of trade secrets, and civil conspiracy. SAE seeks to recover for alleged losses stemming from Avaya’s termination of its power supply purchases from SAE, including for Avaya’s alleged disclosure of SAE’s alleged trade secret and/or confidential information to another power supply vendor. On July 19, 2016, the Court entered an order granting Avaya’s motion for partial summary judgment, dismissing certain of SAE’s claims regarding the alleged disclosure of trade secrets. In January 2017, the Company filed a Notice of Suggestion of Pendency of Bankruptcy, which informed the Court of the Company’s voluntary bankruptcy petition filing and stay of proceedings. SAE filed a proof of claim in the Bankruptcy Court. On September 28, 2017, the Company filed a motion in the Bankruptcy Court seeking to estimate SAE’s claim, and the estimation hearing took place on February 15, 2018. On June 12, 2018, the Bankruptcy Court entered an Order estimating SAE’s pre-petition misappropriation claim in the amount of $1.21 million plus interest, its fraud claim at $0 million and declined to estimate SAE’s breach of contract claim, leaving it to be resolved through the bankruptcy claims allowance process. Once the stay of proceedings is lifted, SAE may pursue its liability claims against Avaya in the New Jersey state court action, subject to the estimation Order of the Bankruptcy Court. On June 22, 2018, SAE filed a Notice of Appeal, which is still pending, and a Motion for Stay of Estimation Order Pending Appeal, which was denied by the Bankruptcy Court on August 14, 2018 and by the District Court on September 12, 2018. This matter, although not yet closed, will receive distribution in accordance with the general unsecured claims procedure in the Company's Plan of Reorganization.
In the ordinary course of business, the Company is involved in litigation alleging it has infringed upon third parties’ intellectual property rights, including patents and copyrights; some litigation may involve claims for infringement against customers, distributors and resellers by third parties relating to the use of Avaya’s products, as to which the Company may provide indemnifications of varying scope to certain parties. The Company is also involved in litigation pertaining to general commercial disputes with customers, suppliers, vendors and other third parties including royalty disputes. Much of the litigation against the Debtors was stayed as result of the Chapter 11 filing and was subject to resolution in accordance with the Bankruptcy Code and the orders of the Bankruptcy Court. Based on discussions with parties that have filed claims against the Debtors, the Company provided loss provisions for certain matters. However, these matters are ongoing and the outcomes are subject to inherent uncertainties. As a result, the Company cannot be assured that any such matter will not have a material adverse effect on its financial position, results of operations or cash flows.
Product Warranties
The Company recognizes a liability for the estimated costs that may be incurred to remedy certain deficiencies of quality or performance of the Company’s products. These product warranties extend over a specified period of time generally ranging up to two years from the date of sale depending upon the product subject to the warranty. The Company accrues a provision for estimated future warranty costs based upon the historical relationship of warranty claims to sales. The Company periodically reviews the adequacy of its product warranties and adjusts, if necessary, the warranty percentage and accrued warranty reserve, which is included in other current and non-current liabilities in the Consolidated Balance Sheets, for actual experience. As of September 30, 2018 (Successor) and September 30, 2017 (Predecessor), the amount reserved was $2 million and $2 million, respectively. For the period from December 16, 2017 through September 30, 2018 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor) and for fiscal 2017 and 2016 (Predecessor), product warranty expense recorded in the Consolidated Statements of Operations was $2 million, $1 million, $5 million and $8 million, respectively.
Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements
Letters of Credit and Guarantees
The Company provides guarantees, letters of credit and surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company's performance in accordance with contractual or legal obligations. As of September 30, 2018 (Successor), the maximum potential payment obligation with regards to letters of credit, guarantees and surety bonds was $75 million. The outstanding letters of credit are collateralized by restricted cash of $4 million included in Other assets on the Consolidated Balance Sheets as of September 30, 2018 (Successor).
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
Leases
The Company leases land, buildings and equipment under agreements that expire in various years through 2029. Rental expense under operating leases, excluding any lease termination costs incurred related to the Company’s restructuring programs, was $55 million, $16 million, $84 million and $95 million for the period from December 16, 2017 through September 30, 2018 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor) and the fiscal years ended September 30, 2017 and 2016 (Predecessor), respectively, net of sublease income of $4 million, $1 million, $11 million and $10 million.
The table below sets forth future minimum lease payments, net of sublease income of $10 million, due under non-cancelable operating leases, of which $5 million of such payments relate to restructuring and exit activities accrued for as of September 30, 2018 (Successor):

(In millions)
2019	$48
2020	40
2021	28
2022	24
2023	15
2024 and thereafter	39
Future minimum lease payments	$194

The table below sets forth future minimum lease payments, due under non-cancelable capitalized leases as of September 30, 2018 (Successor):

(In millions)
2019	$15
2020	10
2021	5
2022	1
Future minimum lease payments	$31
Less: Imputed interest	(2)
Present value of net minimum lease payments	$29
23. Quarterly Financial Data (Unaudited)
The following tables present unaudited quarterly financial data. This information has been derived from the Company’s unaudited financial statements and has been prepared on the same basis as the audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

	Successor				Predecessor
(In millions, except per share amounts)	Fourth Quarter	Third Quarter	Second Quarter	Period from December 16, 2017 through December 31, 2017	Period from October 1, 2017 through December 15, 2017
Fiscal Year Ended September 30, 2018
Revenue	$735	$692	$672	$148	$604
Gross profit	390	352	323	78	362
Operating income (loss)	11	(49)	(89)	2	36
Benefit from (provision for) income taxes	311	(20)	9	246	(459)
Net income (loss)	268	(88)	(130)	237	2,977
Net income (loss) attributable to common stockholders	268	(88)	(130)	237	2,582
Net income (loss) per common share - basic	$2.44	$(0.80)	$(1.18)	$2.16	$5.19
Net income (loss) per common share - diluted	$2.41	$(0.80)	$(1.18)	$2.15	$5.19

	Predecessor
(In millions, except per share amounts)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal Year Ended September 30, 2017
Revenue	$790	$803	$804	$875
Gross profit	496	493	484	535
Operating income (loss)	69	(43)	75	70
(Provision for) benefit from income taxes	(6)	6	19	(3)
Net income (loss)	27	(98)	(8)	(103)
Net income (loss) attributable to common stockholders	19	(106)	(15)	(111)
Net income (loss) per common share - basic	$0.04	$(0.22)	$(0.03)	$(0.22)
Net income (loss) per common share - diluted	$0.04	$(0.22)	$(0.03)	$(0.22)

24. Condensed Financial Information of Parent Company
Avaya Holdings has no material assets or stand-alone operations other than its ownership in Avaya Inc. and its subsidiaries.
These condensed financial statements have been presented on a "Parent Company only" basis. Under a Parent Company only presentation, the Company's investments in its consolidated subsidiaries are presented using the equity method of accounting. These Parent Company only condensed financial statements should be read in conjunction with the Company's Consolidated Financial Statements.
The following present:

(1)
the Successor Company, Parent Company only, statements of financial position as of September 30, 2018, the statements of operations, comprehensive income (loss) and cash flows for the period from December 16, 2017 through September 30, 2018, and;

(2)
the Predecessor Company, Parent Company only, statements of financial position as of September 30, 2017, the statements of operations, comprehensive income (loss) and cash flows for the period from October 1, 2017 through December 15, 2017 and for fiscal years ended September 30, 2017 and 2016.

Avaya Holdings Corp.
Parent Company Only
Condensed Balance Sheets
(In millions)

	Successor	Predecessor
	September 30, 2018	September 30, 2017
ASSETS
Investment in Avaya Inc.	$2,344	$—
TOTAL ASSETS	$2,344	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Deficit in excess of investment in Avaya Inc.	$—	$4,429
Long-term debt	256	—
Other liabilities	37	—
TOTAL LIABILITIES	293	4,429
Commitments and contingencies
Predecessor equity awards on redeemable shares	—	7
Preferred stock, Series B	—	393
Preferred stock, Series A	—	184
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	2,051	(5,013)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,344	$—

Avaya Holdings Corp.
Parent Company Only
Condensed Statements of Operations
(In millions, except per share amounts)

	Successor	Predecessor
	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal year ended September 30, 2017	Fiscal year ended September 30, 2016
Equity in net income (loss) of Avaya Inc.	$311	$2,977	$(182)	$(801)
Interest expense	(3)	—	—	—
Change in fair value of Preferred Series B derivative	—	—	—	73
Other expense	(21)	—	—	(2)
INCOME (LOSS) BEFORE INCOME TAXES	287	2,977	(182)	(730)
Provision for income taxes	—	—	—	—
NET INCOME (LOSS)	287	2,977	(182)	(730)
Less: Accretion and accrued dividends on Series A and Series B preferred stock	—	—	(31)	(41)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$287	$2,977	$(213)	$(771)

NET INCOME (LOSS) PER SHARE AVAILABLE TO COMMON STOCKHOLDERS
Basic	$2.61	$5.19	$(0.43)	$(1.54)
Diluted	$2.58	$5.19	$(0.43)	$(1.54)
Weighted average shares outstanding
Basic	109.9	497.3	497.1	500.7
Diluted	111.1	497.3	497.1	500.7

Avaya Holdings Corp.
Parent Company Only
Condensed Statements of Comprehensive Income (Loss)
(In millions)

	Successor	Predecessor
	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal year ended September 30, 2017	Fiscal year ended September 30, 2016
Net income (loss)	$287	$2,977	$(182)	$(730)
Equity in other comprehensive income (loss) of Avaya Inc.	18	658	213	(277)
Elimination of Predecessor Company accumulated other comprehensive loss	—	790	—	—
Comprehensive income (loss)	$305	$4,425	$31	$(1,007)

Avaya Holdings Corp.
Parent Company Only
Condensed Statements of Cash Flows

	Successor	Predecessor
	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal year ended September 30, 2017	Fiscal year ended September 30, 2016
Net income (loss)	$287	$2,977	$(182)	$(730)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Equity in net (income) loss of Avaya Inc.	(311)	(2,977)	182	801
Change in fair value of Preferred Series B derivative	—	—	—	(73)
Changes in operating assets and liabilities	24	—	—	2
Net cash used for operating activities	—	—	—	—
Net cash used for investing activities	(314)	—	—	—
Net cash provided by financing activities	314	—	—	—
Net increase (decrease) in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—	$—
25. Subsequent Event
On November 14, 2018, the Company's Board of Directors approved a warrant repurchase program, authorizing the Company to repurchase the Company’s outstanding warrants to purchase shares of the Company’s common stock for an aggregate expenditure of up to $15 million. The repurchases may be made from time to time in the open market, through block trades or in privately negotiated transactions. The Company may adopt one or more purchase plans pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in order to implement the warrant repurchase program. The warrant repurchase program does not obligate the Company to purchase any warrants and may be terminated, increased or decreased by the Board of Directors in its discretion at any time.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
As of the end of the period covered by this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2018 solely because of the material weaknesses in the Company's internal control over financial reporting described below.
Management's Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Material Weaknesses in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
In connection with the preparation of the Company’s consolidated financial statements for the quarter ended June 30, 2017, the Company identified the following control deficiencies that constituted material weaknesses in our internal control over financial reporting:

•
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

These control deficiencies resulted in material adjustments to our income tax provision for the quarter ended June 30, 2017, which were detected and corrected prior to the release of the related financial statements.
The Company also identified a material weakness in connection with the preparation of the Company's consolidated financial statements for the quarter ended March 31, 2018 related to the reconciliation of cash and accounts receivable upon the adoption of fresh start accounting. Specifically, the Company's internal controls with respect to the mid-month reconciliation of cash receipts and accounts receivable required in connection with the adoption of fresh start accounting, in accordance with GAAP, did not operate effectively to record certain cash receipts that were received on December 15, 2017, the date the Company emerged from bankruptcy.
This control deficiency resulted in an adjustment in the financial statements of our cash and accounts receivable as of December 15, 2017, our cash flow statements, and the revision of our consolidated financial statements for the predecessor period ended December 15, 2017 and the successor period ended December 31, 2017.
In connection with the preparation of the Company’s consolidated financial statements for the successor period from December 16, 2017 through September 30, 2018, the Company identified an additional material weakness in our internal control over financial reporting related to the review of certain journal entries. Specifically, we did not maintain effective controls to ensure that appropriate segregation of duties related to recording journal entries was achieved. This material weakness did not result in a misstatement.

Additionally, each of the above material weaknesses could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Notwithstanding the above identified material weaknesses, management believes the Consolidated Financial Statements as included in Part II of this Annual Report on Form 10-K fairly represent, in all material respects, the Company's financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles in the United States.
Remediation Efforts to Address Material Weaknesses
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

•
Provided additional training for employees involved in the cash and accounts receivable reconciliation processes, as well as certain other reconciliation processes, and supplemented existing reviewers with higher skilled resources.

•
Provided additional training to ensure that the control designed to ensure that appropriate segregation of duties related to recording journal entries is achieved and performed on a timely basis as designed.

Changes in Internal Control Over Financial Reporting
Other than the material weakness identified and described above related to the segregation of certain accounting duties related to journal entries, there were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended September 30, 2018.

Item 11.	Executive Compensation
Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended September 30, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended September 30, 2018.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended September 30, 2018.

Item 14.	Principal Accountant Fees and Services
Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended September 30, 2018.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1)	Financial Statements - The information required by this item is included in Part II Item 8. of this Annual Report on Form 10-K.

(2)
Financial Statement Schedules - The information required by this item is included in Note 9, "Supplementary Financial Information," to our Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K.

(3)
Exhibits - See Index to Exhibits, which is incorporated by reference in this Item. The Exhibits listed in the accompanying Index to Exhibits are filed herewith or incorporated by reference as part of this Annual Report on Form 10-K.

(b) Exhibits - See Index to Exhibits, which is incorporated by reference in this Item. The Exhibits listed in the accompanying Index to Exhibits are filed herewith or incorporated by reference as part of this Annual Report on Form 10-K.
INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
2.1
Second Amended Joint Chapter 11 Plan of Reorganization of Avaya Inc. and its Debtor Affiliates, incorporated herein by reference to Exhibit 2.1 to the Company's Registration Statement on Form 10 filed on December 15, 2017

3.1	Amended and Restated Certificate of Incorporation of Avaya Holdings Corp., incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10 filed on December 15, 2017
3.2	Amended and Restated Bylaws of Avaya Holdings Corp., incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed on November 14, 2018
4.1	Form of Certificate of Common Stock of Avaya Holdings Corp., incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form 10 filed on December 15, 2017
4.2
Form of Registration Rights Agreement between Avaya Holdings Corp. and the stockholders party thereto, incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form 10 filed on December 15, 2017

4.3
Warrant Agreement between Avaya Holdings Corp. and American Stock Transfer & Trust Company, LLC, incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form 10 filed on December 15,2017

4.4	Form of Warrant Certificate, incorporated herein by reference to Exhibit 4.7 to the Company’s Registration Statement on Form 10 filed on December 15,2017
4.5
Indenture, dated June 11, 2018, by and between Avaya Holdings Corp. and The Bank of New York Mellon Trust Company, N.A., incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 12, 2018

10.1
Term Loan Credit Agreement, dated as of December 15, 2017, by and among Avaya Inc., Avaya Holdings Corp., Goldman Sachs Bank USA, as administrative agent and collateral agent, the subsidiary guarantors party thereto and each lender from time to time party thereto, incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form 10 filed on December 22, 2017

10.2
Amendment No. 1, dated as of June 18, 2018, to the Term Loan Credit Agreement, dated as of December 15, 2017, among Avaya Inc., as borrower, Avaya Holdings Corp., the lenders from time to time party thereto, Goldman Sachs Bank USA, as the Administrative Agent and the Collateral Agent, and the other parties from time to time party thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 20, 2018

10.3
ABL Credit Agreement, dated as of December 15, 2017, among Avaya Inc., Avaya Holdings Corp., Avaya Canada Corp., Avaya UK, Avaya International Sales Limited, Avaya Deutschland GmbH, Avaya GmbH & Co. KG, Citibank, N.A. as collateral agent and administrative agent, the lending institutions from time to time party thereto and the lending institutions named therein as letters of credit issuers and swing line lenders, incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form 10 filed on December 22, 2017

10.4*	Avaya Holdings Corp. 2017 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 filed on December 15, 2017

10.5*
Form of Restricted Stock Unit Emergence Award Agreement Pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan for James M. Chirico, Jr., incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement filed on December 22, 2017

10.6*
Form of Restricted Stock Unit Emergence Award Agreement Pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan for Senior Executives, incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement filed on December 22, 2017

10.7*
Form of Restricted Stock Unit Emergence Award Agreement Pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan for Other Employees, incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement filed on December 22, 2017

10.8*
Form of Nonqualified Stock Option Emergence Award Agreement Pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan for James M. Chirico, Jr., incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement filed on December 22, 2017

10.9*
Form of Nonqualified Stock Option Emergence Award Agreement Pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan for Senior Executives, incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement filed on December 22, 2017

10.10*
Form of Nonqualified Stock Option Emergence Award Agreement Pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan for Other Employees, incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement filed on December 22, 2017

10.11*
Form of Restricted Stock Unit Award Agreement pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 14, 2018

10.12*
Form of Nonqualified Stock Option Award Agreement pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 14, 2018

10.13*
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 15, 2018.

10.14*	Avaya Inc. Involuntary Separation Plan for Senior Executives, dated May 16, 2018, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 18, 2018
10.15*	Avaya Inc. Change in Control Severance Plan, dated May 16, 2018, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 18, 2018
10.16
Base Convertible Bond Hedge Confirmation, by and between Avaya Holdings Corp. and Barclays Bank PLC, dated June 6, 2018, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 12, 2018

10.17
Base Convertible Bond Hedge Confirmation, by and between Avaya Holdings Corp. and Credit Suisse Capital LLC, dated June 6, 2018, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 12, 2018

10.18
Base Convertible Bond Hedge Confirmation, by and between Avaya Holdings Corp. and JPMorgan Chase Bank, National Association, dated June 6, 2018, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on June 12, 2018

10.19
Base Warrant Confirmation, by and between Avaya Holdings Corp. and Barclays Bank PLC, dated June 6, 2018, incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on June 12, 2018

10.20
Base Warrant Confirmation, by and between Avaya Holdings Corp. and Credit Suisse Capital LLC, dated June 6, 2018, incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed on June 12, 2018

10.21
Base Warrant Confirmation, by and between Avaya Holdings Corp. and JPMorgan Chase Bank, National Association, dated June 6, 2018, incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K filed on June 12, 2018

10.22
Additional Convertible Bond Hedge Confirmation, by and between Avaya Holdings Corp. and Barclays Bank PLC, dated June 26, 2018, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 28, 2018

10.23
Additional Convertible Bond Hedge Confirmation, by and between Avaya Holdings Corp. and Credit Suisse Capital LLC, dated June 26, 2018, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 28, 2018

10.24
Additional Convertible Bond Hedge Confirmation, by and between Avaya Holdings Corp. and JPMorgan Chase Bank, National Association, dated June 26, 2018, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on June 28, 2018

10.25
Additional Warrant Confirmation, by and between Avaya Holdings Corp. and Barclays Bank PLC, dated June 26, 2018, incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on June 28, 2018

10.26
Additional Warrant Confirmation, by and between Avaya Holdings Corp. and Credit Suisse Capital LLC, dated June 26, 2018, incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed on June 28, 2018

10.27
Additional Warrant Confirmation, by and between Avaya Holdings Corp. and JPMorgan Chase Bank, National Association, dated June 26, 2018, incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K filed on June 28, 2018

10.28*
Executive Employment Agreement, dated November 13, 2017, between James M. Chirico, Jr. and Avaya Inc., incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10 filed on December 15, 2017

10.29*	Form of Director and Officer Indemnification Agreement, incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 filed on December 22, 2017
10.30*
Transition and Consulting Services Agreement dated January 12, 2018, between Kevin J. Kennedy and Avaya Inc., incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed March 2, 2018

21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of James M. Chirico, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Patrick J. O'Malley, III pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of James M. Chirico, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Patrick J. O'Malley, III pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
* Indicates management contract or compensatory plan or arrangement.
(c) Not applicable.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 21, 2018.

AVAYA HOLDINGS CORP.

By:	/s/ L. DAVID DELL'OSSO
Name:	L. David Dell'Osso
Title:	Vice President, Controller & Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES M. CHIRICO, JR.	Director, President and Chief Executive Officer (Principal Executive Officer)	December 21, 2018
James M. Chirico, Jr.
/s/ PATRICK J. O'MALLEY, III	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	December 21, 2018
Patrick J. O'Malley, III
/s/ L. DAVID DELL'OSSO	Vice President, Controller and Chief Accounting Officer	December 21, 2018
L. David Dell'Osso
/s/ WILLIAM D. WATKINS	Chairman of the Board of Directors	December 21, 2018
William D. Watkins
/s/ STEPHAN SCHOLL	Director	December 21, 2018
Stephan Scholl
/s/ SUSAN L. SPRADLEY	Director	December 21, 2018
Susan L. Spradley
/s/ STANLEY J. SUTULA, III	Director	December 21, 2018
Stanley J. Sutula, III
/s/ SCOTT D. VOGEL	Director	December 21, 2018
Scott D. Vogel