Form 10-K/A
period 2018-09-30
Avaya Holdings Corp.
filed 2019-01-25
CIK 1418100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note
Avaya Holdings Corp. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended September 30, 2018 (as amended, the “Fiscal 2018 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on December 21, 2018 (the “Original Filing”), solely to provide the remaining information required by Items 10-14 of Part III of Form 10-K, as we will not be filing our definitive proxy statement within 120 days of such fiscal year end. Except as it relates to the provision of such information, this Amendment does not reflect subsequent events occurring after the date of the Original Filing or modify or update in any way disclosures made in the Fiscal 2018 Form 10-K.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K promulgated by the SEC under the Exchange Act, paragraphs 3, 4 and 5 of the Section 302 certifications have been omitted. In addition, because no financial statements are included in this Amendment, new certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with this Amendment.
Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Filing, and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to December 21, 2018. When we use the terms “we,” “us,” “our,” “Avaya” or the “Company” in this Amendment, we mean Avaya Holdings Corp., a Delaware corporation, and its consolidated subsidiaries taken as a whole, unless the context otherwise indicates. Other defined terms used in this Amendment but not defined herein shall have the meaning specified for such terms in the Original Filing.

i

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The following table identifies our current directors and our current senior officers who are, as determined from time to time by our Board of Directors (the “Board”), subject to the provisions of Section 16 of the Exchange Act (the “Senior Executives” or “Section 16 Officers”), and their ages, in each case as of January 15, 2019.

Name	Age	Position(s)
William D. Watkins (1)	66	Chairman of the Board
Stephan Scholl (1), (2)	48	Director
Susan L. Spradley (1), (3)	57	Director
Stanley J. Sutula, III (3)	53	Director
Scott D. Vogel (2), (3)	43	Director
James M. Chirico, Jr.	61	President, Chief Executive Officer ("CEO") and Director
Dino Di Palma	51	Senior Vice President, Americas Sales, Strategic Partners and Global Accounts
Edward Nalbandian	58	Senior Vice President, Services
Patrick J. O’Malley, III	56	Senior Vice President and Chief Financial Officer
Gaurav Passi	45	Senior Vice President, Cloud
Shefali Shah	47	Senior Vice President, Chief Administrative Officer and General Counsel

(1)	Member of the Company's Nominating and Corporate Governance Committee.

(2)	Member of the Company's Compensation Committee.

(3)	Member of the Company's Audit Committee.
Set forth below is biographical information with respect to each of the aforementioned individuals.
Mr. Watkins joined and became Chair of the Board when the Company emerged from Bankruptcy on December 15, 2017 (the "Emergence Date"). Mr. Watkins was most recently Chairman and Chief Executive Officer of Imergy Power Systems, a privately-held energy storage solutions company, from January 2015 and September 2013, respectively, until August 2016. Previously, he served as Chairman of the Board at Bridgelux, Inc., from February 2013 to December 2013 and as its Chief Executive Officer from 2010 to February 2013. Prior to that, he served as Chief Executive Officer and a Board Member at Seagate Technology, a publicly-traded provider of electronic data storage technologies and systems, from 2004 until 2009, and before that he was Seagate’s President and Chief Operating Officer. He joined Seagate in 1996 with the company’s acquisition of Conner Peripherals. Mr. Watkins currently sits on two public company boards: FLEX LTD., an electronics design manufacturer, since April 2009; and Maxim Integrated Products, Inc., a manufacturer of linear and mixed-signal integrated circuits, since August 2008. Mr. Watkins previously served as a Board Member at Seagate Technology from 2000 until 2009. He was a Non-Executive Director at MEMC Electronic Materials, Inc. from 2002 until 2004.
Mr. Watkins' experience in the technology industry, his operational and management experience, his experience as an executive officer of companies including as Chief Executive Officer, President and Chief Operating Officer, his expertise and familiarity with financial statements, as well as his independence from the Company, led to the conclusion that he should serve as a director of our Company.
Mr. Scholl joined our Board on the Emergence Date. Mr. Scholl is currently Advisor to the Office of the Chief Executive Officer at Infor, Inc., a privately-held provider of enterprise software products and services, a position he has held since July 11, 2018. Prior to that, from April 2012 until July 11, 2018, he served as President of Infor, Inc. Previously, from 2011 until 2012, he served as President and Chief Executive Officer of Lawson Software, Inc. He helped merge Lawson into Infor in 2012. He joined Infor in 2010 as Executive Vice President of Global Sales and Consulting. Earlier, Mr. Scholl held various leadership roles at Oracle Corporation, including Senior Vice President and General Manager of the Tax and Utilities Business and before that as Senior Vice President of the North America Consulting business. He joined Oracle in 2005 with the company’s acquisition of PeopleSoft.
Mr. Scholl’s experience in the software and services industry, including with cloud businesses, his service as an executive officer of companies including as President and Chief Executive Officer, as well as his independence from the Company, led to the conclusion that he should serve as a director of our Company.

Ms. Spradley joined our Board on the Emergence Date. Ms. Spradley is Chief Executive Officer of Motion Intelligence, Inc., a SaaS company specializing in mobile device location and identification services, a position she has held since December 2017. She is also a partner in the Tap Growth Group, a senior executive consulting firm focused on helping new ventures and Fortune 500 companies drive growth, a position she has held since August 2017. In addition, Ms. Spradley is the principal of Spradley Consulting LLC, a consulting firm that she founded in February 2017 that offers management consulting and leadership and talent coaching. Previously, she served in senior executive roles at Viavi Solutions (formerly JDSU), a publicly-traded provider of strategic network solutions. She was Executive Vice President and General Manager of Product Line Management and Design from 2015 to January 2017, and before that she was Senior Vice President and General Manager of the Communications Test & Measurement Business Unit from 2013 to 2015. From April 2011 to December 2012, Ms. Spradley was the CEO/Executive Director of US Ignite, a White House and National Science Foundation initiative focused on applications for smart city implementation. Prior to serving at US Ignite, Ms. Spradley was President of the North America region at Nokia Siemens Networks and an Executive Board Member. She served in a variety of roles at Nortel before her work at Nokia Siemens Networks, most recently as President of Global Services. Ms. Spradley currently sits on two public company boards: Qorvo, a global provider of RF systems and semiconductor technologies, a position she has held since January 2017, and NetScout Systems, Inc., a leading provider of service assurance, security and business analytics, a position she has held since April 2018. Additionally, since 2012 Ms. Spradley has served as Chairman of the board of directors of US Ignite, a non-profit organization. From October 2011 until November 2012, she served on the board of directors of EXFO Inc.
Ms. Spradley’s experience in the wireless telecommunications industry, including broad operating experience in sales, product portfolio management, and research and development for multiple global communications-related companies and her extensive public company executive leadership experience, as well as her independence from the Company, led to the conclusion that she should serve as a director of our Company.
Mr. Sutula joined our Board on the Emergence Date. Mr. Sutula is currently an Executive Vice President and Chief Financial Officer of Pitney Bowes Inc., a global technology company offering innovative products and solutions that helps its clients navigate the complex world of commerce, and has served in this capacity since February 2017. From January 2015 to January 2017, he was Vice President and Controller of International Business Machines Corporation (IBM), a global company that creates value for clients through integrated solutions and products that leverage data, information technology, deep expertise in industries and business processes, and a broad ecosystem of partners and alliances. From January 2014 to January 2015, he served as Vice President and Treasurer of IBM and from May 2008 to January 2014 he served as Vice President - Finance and Planning (Chief Financial Officer) of IBM’s Global Technology Services business. From 1988 to 2008, he held a number of positions at IBM including several leadership positions in the United States and Europe.
Mr. Sutula’s experience in senior finance positions, including in roles as Chief Financial Officer and Controller, and his experience with software and global management, as well as his independence from the Company, led to the conclusion that he should serve as a director of our Company.
Mr. Vogel joined our Board on the Emergence Date. Mr. Vogel is currently serving as a Managing Member of Vogel Partners LLC, a private investment firm and has served in that capacity since July 2016. From 2002 through July 2016, he was a Managing Director at Davidson Kempner Capital Management, L.L.C., investing in distressed debt securities. From 1999 to 2001, he worked at MFP Investors, L.L.C. investing in special situations and turnaround opportunities. Prior to MFP Investors, he was an investment banker at Chase Securities. Mr. Vogel has served on numerous boards during his career and is currently on the Board of Directors of the following public companies: Seadrill Ltd. since July 2018, Bonanza Creek Energy, Inc. since April 2017, Key Energy Services, Inc. since December 2016 and Arch Coal, Inc. since October 2016. Mr. Vogel is a member of the Olin Alumni Board of Washington University and a member of the Advisory Board of Grameen America.
Mr. Vogel’s mix of experience with executive management oversight, finance and capital markets, human resources and compensation and strategic planning, as well as his independence from the Company, led to the conclusion that he should serve as a director of our Company.
Mr. Chirico has been our President and CEO since October 1, 2017 and a member of our Board since the Emergence Date. Prior to that, from September 1, 2016 through September 30, 2017, he served as our Executive Vice President and Chief Operating Officer and was also named Head of Global Sales in November 2016. Previously he served as our Executive Vice President, Business Operations and Chief Restructuring Officer from June 14, 2010 through August 31, 2016. He served as President, Operations from January 2008 until June 14, 2010 and was appointed Chief Restructuring Officer on February 3, 2009. Prior to joining Avaya, from February 1998 to November 2007, Mr. Chirico held various senior management positions at Seagate Technology, a designer, manufacturer and marketer of hard disc drives, including Executive Vice President, Global Disc Storage Operations, from February 2006 until November 2007, and Senior Vice President and General Manager, Asia Operations, from September 2000 to February 2006. In addition, Mr. Chirico served on the Board of Directors of Caraustar Industries, Inc., an integrated manufacturer of 100% recycled paperboard and converted paperboard products, from 2009 until 2013.

Mr. Chirico’s role as CEO, the management perspective he brings to Board deliberations and his extensive management experience at Avaya, as well as other companies, led to the conclusion that he should serve as a director of our Company.
Mr. Di Palma has been our Senior Vice President, Americas Sales, Strategic Partners & Global Accounts since May 29, 2018. Previously he served as Chief Revenue Officer of Broadsoft, Inc., where he led their global sales operations, from January 2017 until April 2018. From September 2014 to December 2016, Mr. Di Palma was the Chief Executive Officer of Benu Networks, Inc., a private software company. Prior to joining Benu, Mr. Di Palma was the Chief Operating Officer of Acme Packet, Inc. from 2010 to 2013, and he also served as Acme Packet’s Senior Vice President of Worldwide Sales and Business Development from 2001 to 2010. Since January 2012 he also serves as a member of G20 Ventures, which provides early traction capital for East Coast enterprise technology startups.
Mr. Nalbandian has been our Senior Vice President, Services since March 1, 2018. Previously he served as Chief Executive Officer of Strategic Products and Services (SPS) from September 2016 until September 2017 and President of Enabling Managed Services, LLC from September 2014 until September 2016. Prior to that he served as Avaya’s Vice President of Managed Services from 2008 until 2014. Early in his career, he ran managed services at IBM and AT&T.
Mr. O'Malley has been our Senior Vice President and Chief Financial Officer since October 24, 2017. Previously, from October 2015 to October 2017, he served as Senior Vice President for Seagate Technology PLC with responsibility for overseeing strategic and operational initiatives. From August 2008 to October 2015, he served as Seagate’s Executive Vice President and Chief Financial Officer. From October 2005 to August 2008, he served as Senior Vice President Finance and Treasurer, responsible for Corporate Accounting, Reporting, Treasury, Credit and Collections and Risk Management along with Corporate Financial Planning and Analysis and support for Seagate’s Business Unit General Managers, Sales and other functions. From 2004 to 2005, he was Seagate’s Senior Vice President, Consumer Electronics Business Development. Mr. O'Malley joined Seagate in 1988 and has held various management roles within the Finance organization including Manager of Consolidation and Cost Accounting, Director of Finance - Corporate Financial Planning and Analysis, Senior Director of Finance for Oklahoma City Operations, Sr. Director of Finance for Desktop Design, VP of Finance for Recording Media Operations and Senior Vice President of Finance for Manufacturing Operations.
Mr. Passi has been our Senior Vice President, Cloud since November 5, 2018. Previously he served as Executive Vice President of Products and Technology of Five9 Inc., a provider of cloud software for contact centers, from January 2017 until September 2018. Prior to that Mr. Passi served as Five9’s Executive Vice President, Product Management and Application Development from November 2015 to January 2017, Executive Vice President of Product Management from January 2015 to November 2015 and Senior Vice President of Product Management from August 2013 to December 2014. From October 2012 to August 2013, Mr. Passi served as the Head of Product & Technology at Deutsche Telekom Hosted Business Services, a provider of cloud-based business communications solutions. Prior to that, Mr. Passi worked in several management positions at Amdocs Inc., Ciena and Rainmaker Systems.
Ms. Shah has been our Senior Vice President, Chief Administrative Officer and General Counsel since December 18, 2017. Previously she served as Senior Vice President, General Counsel and Corporate Secretary of Era Group Inc. from March 2014 until December 2017. Prior to that Ms. Shah served as Era Group Inc.’s Acting General Counsel and Corporate Secretary from February 2013 through February 2014. From June 2006 to February 2013, Ms. Shah held several positions with Comverse Technology, Inc., including Senior Vice President, General Counsel and Corporate Secretary. Ms. Shah served on the Board of Directors of Verint Systems Inc. from August 2007 until February 2013. Ms. Shah was an associate at Weil Gotshal & Manges LLP from September 2002 to May 2006 and Hutchins, Wheeler & Dittmar, P.C. from September 1996 to September 2002.
Section 16(a) Beneficial Ownership Reporting Compliance
Our officers and directors and persons beneficially holding more than 10% of the Company’s common stock (“Common Stock”) are required under the Exchange Act to file reports of ownership and changes in ownership of our Common Stock and other equity securities with the SEC. We file these reports of ownership and changes in ownership on behalf of our officers and directors.
We believe that during the 2018 fiscal year, our directors and Section 16 Officers complied with all Section 16(a) filing requirements. In making the above statement, we have relied solely upon our review of the written representations of our directors and Section 16 Officers and/or our review of the reports filed for the 2018 fiscal year.
Code of Ethics and Business Conduct
We have a Code of Ethics and Business Conduct that was approved and adopted by our Board (“Code of Conduct”), representing our commitment to the highest standards of ethics and integrity in the conduct of our business. Our Code of Conduct is designed to help directors and employees worldwide to resolve ethical issues in an increasingly complex global business environment. The Code of Conduct applies to all directors and employees, including, without limitation, the CEO, the Chief Financial Officer, the Corporate Controller and any other employee with any responsibility for the preparation and filing of documents with the SEC. The Code of Conduct covers a variety of topics, including those required to be addressed by the

SEC. Topics covered include, but are not limited to, conflicts of interest, confidentiality of information and compliance with applicable laws and regulations. Directors and employees of the Company receive periodic updates regarding policies governed by and changes to the Code of Conduct. The Code of Conduct is available at our Investor Relations website located at https://investors.avaya.com/corporate-governance/governance-policies. The referenced information on the Investor Relations section of our website is not a part of this Fiscal 2018 Form 10-K.
We will post amendments to or waivers of the provisions of the Code of Conduct made with respect to any of our directors and executive officers on that website within four business days. During fiscal 2018, no amendments to or waivers of the provisions of the Code of Conduct were made with respect to any of our directors or executive officers.
Board Committees
To effectively support its responsibilities, the Board has three committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each of these Board committees is currently comprised of independent directors. These Board committees carry out responsibilities set out in specific committee charters approved by the Board that are consistent with applicable requirements of the New York Stock Exchange ("NYSE") and the SEC. The committee charters may be found under “Corporate Governance” in the Investor Relations section of our website at https://investors.avaya.com/corporate-governance/governance-policies. The referenced information on the Investor Relations section of our website is not a part of this Fiscal 2018 Form 10-K. Additional information about these committees and other corporate governance matters will be provided in our proxy statement for our 2019 annual meeting of stockholders.
Audit Committee
The Board has a standing Audit Committee, which is currently comprised of Stanley J. Sutula, III (Committee Chair), Susan L. Spradley and Scott D. Vogel. Immediately prior to the Emergence Date, the Audit Committee was comprised of Kiran Patel (Committee Chair), Mary Henry, Greg Mondre and Ronald A. Rittenmeyer. The Board has determined that each of Messrs. Sutula and Vogel and Ms. Spradley is financially literate, able to read and understand fundamental financial statements, and meets the independence rules of the NYSE and Rule 10A-3 of the Exchange Act. The Board has also affirmatively determined that each of Messrs. Sutula and Vogel qualifies as an audit committee financial expert under the applicable requirements of the rules and regulations of the SEC.
Process for Director Nominations
The Nominating and Corporate Governance Committee is responsible for identifying, evaluating and recommending qualified candidates for election to the Board. The Nominating and Corporate Governance Committee will consider director candidates submitted by stockholders. Any stockholder wishing to submit a candidate for consideration should send the Corporate Secretary, at 4655 Great America Parkway, Santa Clara, California 95054, the information detailed in section 3.2 of our bylaws, which includes, among other things, the following:

–
Stockholder’s name, address, number of Common Shares (including any derivative interest related to Company shares and/or any short position in the Company’s securities) owned by the stockholder and any person controlling, or acting in concert with, that stockholder, any proxy, contract or other arrangement pursuant to which such stockholder or any person controlling, or acting in concert with, that stockholder, has a right to vote any Common Shares;

–
Candidate’s name, age, business address, residence address and number of Common Shares (including any derivative interest related to Company shares and/or any short position in the Company’s securities) owned by the candidate;

–
A detailed resume describing, among other things, the candidate’s educational background, occupation, employment history and material outside commitments (e.g., memberships on other boards and committees, charitable foundations, etc.);

–	A supporting statement which describes the candidate’s reasons for seeking election to the Board, and documents the candidate’s ability to satisfy the director qualifications criteria; and

–	A description of any arrangements or understandings between or among the stockholder, the candidate and/or any person controlling, or acting in concert with, that stockholder.
The Corporate Secretary will promptly forward such materials to the Chair of the Nominating and Corporate Governance Committee and the Chairman of the Board. The Corporate Secretary also will keep copies of such materials for future reference by the Nominating and Corporate Governance Committee when filling Board positions.
Under its charter, the Nominating and Corporate Governance Committee must review with the Board, at least annually, the requisite qualifications, independence, skills and characteristics of Board candidates, members and the Board as a whole. When assessing potential new directors, the Nominating and Corporate Governance Committee considers individuals from various and diverse backgrounds.

Item 11.	Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Overview
Fiscal 2018 was a year of transition for our Company. On January 19, 2017, we filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”), and, on December 15, 2017 (the "Emergence Date"), we successfully emerged from Chapter 11 as a restructured company.
During the Chapter 11 proceedings, the compensation committee of our Board (the “Predecessor Compensation Committee”), comprised of John W. Marren (Committee Chair), Charles H. Giancarlo and Gary B. Smith, oversaw our executive compensation programs. During this time, the Predecessor Compensation Committee implemented executive compensation decisions with our major creditors and, where required, with the approval of the Chapter 11 bankruptcy court (the “Bankruptcy Court”).
The Company emerged from Chapter 11 with a newly established Board determined to lead our Company to a successful future and profitable growth. Following the Emergence Date, a new compensation committee of the Board was formed (the “Compensation Committee”), comprised of Scott D. Vogel (Committee Chair), Stephan Scholl and Ronald A. Rittenmeyer (who served through his resignation from the Board, effective April 30, 2018).
As we stabilized our business following the Emergence Date and built the momentum and foundation to grow the business in fiscal 2019, the Compensation Committee also transitioned our executive compensation program. As described below, the Compensation Committee made changes to the program following the Emergence Date that reflect our industry fundamentals, operating environment and results, enhance the incentive and retentive elements of the program, and create greater alignment with best practices and stockholders’ interests.
Fiscal 2018 Business Highlights
Fiscal 2018 marked a year of both considerable change and significant accomplishments for Avaya. Avaya emerged from Chapter 11 on the Emergence Date and listed on the New York Stock Exchange on January 17, 2018. Annual revenue was $3,057 million and we maintained our industry-leading business model, with record gross margin of 62.3% and Adjusted EBITDA* margin of 24.4%. In addition, the Company achieved each of its following strategic priorities:

1.
We continued our transformation into a software and services company, with over 57% of our revenues being recurring and deriving over 82% of our revenues from software and services, an annual record. In addition, we achieved traction in our transformation to a cloud company with 11% of our revenues derived from cloud solutions and services and achieving 300% public seat cloud growth during fiscal 2018.

2.
We built momentum by stabilizing quarterly revenues, reversing a ten-year trend of high single digit declines and ended fiscal 2018 with over $2.4 billion in total contract value, the highest level in two years.

3.
We played offense by adding over 7,000 new logos, signing over 440 deals valued over $1 million, 55 deals valued over $5 million and 15 deals valued over $10 million, and launching 120 new products that account for over 33% of our fiscal 2018 product revenue.

4.
We invested in technology and people through a number of initiatives, including acquiring Intellisist, Inc. (d/b/a Spoken Communications), establishing an innovation incubator and recruiting to strengthen our management team. Gartner recognized our commitment to innovation and ability to execute by returning us to a leadership position in Gartner’s Magic Quadrants for Contact Center and Unified Communications.

5.
We enhanced our financial flexibility by reducing our annual interest obligations with the repricing of our outstanding indebtedness, strengthening our balance sheet and enhancing our liquidity with our convertible note offering and maintaining our industry-leading business model.  We ended fiscal 2018 with over $700 million of cash on our balance sheet.  We further leveraged our financial flexibility by making strategic investments to further strengthen our foundation for growth.

*Adjusted EBITDA is a financial performance metric that is not calculated and presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). See the "Reconciliation of GAAP to non-GAAP (Adjusted) Financial Measures" at the end of Item 11 of this Fiscal 2018 Form 10-K for additional discussion of non-GAAP financial measures and a reconciliation to the most directly comparable GAAP measure. In addition, for purposes of the EAIP metrics, Adjusted EBITDA is measured pre-funding of the AIP.

Fiscal 2018 Named Executive Officers
This Compensation Discussion and Analysis (the “CD&A”) explains the key elements of the compensation of our Company’s named executive officers (“NEOs”) and describes the objectives and principles underlying our Company’s executive compensation program for fiscal 2018. For fiscal 2018, our NEOs were:

Name	Title as of September 30, 2018
James M. Chirico, Jr.	President and Chief Executive Officer ("CEO")
Patrick J. O’Malley, III	Senior Vice President and Chief Financial Officer
Shefali Shah	Senior Vice President, General Counsel and Chief Administrative Officer
Edward Nalbandian	Senior Vice President, Services
Dino Di Palma	Senior Vice President, Americas Sales, Strategic Partners and Global Accounts
William Mercer Rowe (1)	Former Senior Vice President, Cloud
Jaroslaw Glembocki (2)	Former Senior Vice President, Operations
David Vellequette (3)	Former Senior Vice President and Chief Financial Officer

(1)	Mr. Rowe’s employment with the Company terminated effective September 12, 2018.

(2)	Mr. Glembocki’s employment with the Company terminated effective June 30, 2018

(3)
Mr. Vellequette’s employment with the Company terminated effective January 4, 2018. On October 1, 2012, Mr. Vellequette served as our Senior Vice President, Chief Financial Officer, and continued in that role until October 23, 2017, at which time he ceased being an executive officer. From October 24, 2017 to his termination date, he served as our Senior Vice President of Finance.

Compensation Decisions
It is important to understand the distinction between the compensation decisions made by a combination of our Predecessor Compensation Committee, our major creditors and, in certain circumstances, the Bankruptcy Court during our Chapter 11 proceeding and the enhancements approved by the Compensation Committee following the Emergence Date. The chart below summarizes the major fiscal 2018 executive compensation elements designed or implemented during the tenure of each of the Predecessor Compensation Committee and the Compensation Committee:

	Predecessor Compensation Committee Tenure	Compensation Committee Tenure
Base Salaries	For each NEO employed or offered employment prior to the Emergence Date (the “Emergence NEOs”)(1)	For each NEO other than the Emergence NEOs(2)
Bonuses	Sign-on bonuses, target bonus levels and fiscal 2018 target bonus guarantees for each newly-hired or promoted Emergence NEO
One-time cash bonus awards to certain NEOs for their extraordinary efforts in connection with our emergence from Chapter 11
Target bonus levels and guaranteed fiscal 2018 bonuses for NEOs other than Emergence NEOs
Fiscal 2018 Executive Annual Incentive Plan (“EAIP”) establishing financial performance objectives for payments thereunder
Fiscal 2018 bonuses paid to each NEO under the EAIP

Incentive Equity
Cancelled equity awards granted prior to the Chapter 11 proceedings without consideration
Avaya Holdings Corp. 2017 Equity Incentive Plan (“2017 Equity Incentive Plan”), the pool available for the Emergence Equity Awards and the terms and conditions of the equity awards upon emergence from Chapter 11
Emergence Equity Award commitments for the Emergence NEOs

Emergence Equity Awards to the Emergence NEOs consistent with the commitments included as part of their employment terms and to other employees recommended by management
Inducement incentive equity awards for new hires, including NEOs other than the Emergence NEOs
Revised the terms and conditions of the equity award agreements to eliminate accelerated vesting upon termination without cause in May 2018 for future grants

(cont'd)	Predecessor Compensation Committee Tenure	Compensation Committee Tenure
Employment Agreement	Employment agreement with President and CEO (“Executive Employment Agreement”)	None
Severance Terms	All previous severance plans and change in control agreements applicable to NEOs terminated through bankruptcy proceedings	Involuntary Separation Plan for Senior Executives (“Separation Plan”) and the Change in Control Severance Plan (“CIC Plan”)

(1)	Includes Messrs. Chirico, O’Malley, Glembocki and Rowe and Ms. Shah

(2)	Includes Messrs. Nalbandian and Di Palma
Key Elements of Our Executive Compensation Programs
Base Salaries
Fiscal 2018 base salaries for the Emergence NEOs were established during the tenure of the Prior Compensation Committee prior to the Emergence Date. With respect to continuing NEOs, there was an increase to Mr. Chirico’s base salary to $1,250,000 from $750,000 effective with his being named our President and CEO, an increase to Mr. Glembocki’s base salary to $500,000 from $425,000 to better align with market positioning and enhance internal equitability, and no change to Mr. Vellequette’s base salary.
Following the Emergence Date, the fiscal 2018 base salaries for each of Messrs. Nalbandian and Di Palma were established as part of their employment offers upon joining the Company and Mr. Di Palma's base salary was subsequently adjusted to $500,000 from $400,000 to recognize his assumption of increased responsibilities after joining the Company.
The fiscal 2018 base salaries for the NEOs are set forth below:

Named Executive Officer	Fiscal 2018 Hire Dates	Fiscal 2018 Base Salary ($)
James M. Chirico, Jr.		1,250,000
Patrick J. O’Malley, III	October 23, 2017	650,000
Shefali Shah	December 18, 2017	600,000
Edward Nalbandian	March 1, 2018	500,000
Dino Di Palma (1)	May 29, 2018	500,000
William Mercer Rowe	December 18, 2017	600,000
Jaroslaw Glembocki		500,000
David Vellequette		650,000

(1)	Mr. Di Palma’s base salary was increased from $400,000 to $500,000 in August 2018 in connection with his assumption of increased responsibilities.
Short-Term Incentives & Other Bonuses
Sign-On Bonuses
Under the terms of his Executive Employment Agreement that was negotiated among certain Company creditors, the Company and Mr. Chirico and approved by the Bankruptcy Court, Mr. Chirico was entitled to a sign-on bonus in connection with his promotion to President and CEO. Each newly-hired NEO also was entitled to a sign-on bonus as described in greater detail in the footnotes to the Summary Compensation Table.
All sign-on bonuses were paid in fiscal 2018. Other than with respect to the CEO, the sign-on bonuses were made subject to clawback upon voluntary termination or termination for cause within one year following the executive’s hire date. Under the CEO’s Executive Employment Agreement, the sign-on bonus clawback lapses on October 1, 2019.
One-Time Emergence Bonus Awards
As noted above, the Company successfully emerged from Chapter 11 proceedings within a single calendar year. The Company’s size, global operations and numerous stakeholders resulted in a relatively complex restructuring in Chapter 11. The Company’s timely emergence from Chapter 11 was primarily driven by the extraordinary efforts of our employees. Following the Emergence Date, the Compensation Committee approved one-time cash bonus awards to the following NEOs as recognition for their extraordinary contributions to this success: $250,000 to Mr. Chirico, $25,000 to Mr. O’Malley and $20,000 to Mr. Glembocki.

Annual Incentive Plan
The Company’s updated fiscal 2018 financial plans were approved by the Board in March 2018 and served as the basis for the EAIP, our annual cash incentive plan, as approved by the Compensation Committee. The EAIP was designed to reward our NEOs for stabilizing revenue while maintaining profitability with performance measured against equally weighted goals for revenue and Adjusted EBITDA, as described in the Reconciliation of GAAP to non-GAAP (Adjusted) Financial Measures at the end of Item 11 of this Fiscal 2018 Form 10-K.
Pursuant to the terms of the CEO’s Executive Employment Agreement, Mr. Chirico's fiscal 2018 target bonus opportunity under EAIP was 200% of base salary, and his maximum opportunity was 125% of target, or 250% of base salary. The fiscal 2018 target bonus opportunities for the other NEOs were 100% of base salary and maximum opportunities were 200% of target, or 200% of salary.
The CEO’s Executive Employment Agreement and the employment terms for the other NEOs (other than Mr. Vellequette) included guaranteed payment of 100% of target weighted for each financial metric to encourage retention and provide a level of certainty during what was expected to be a year of transition following emergence from Chapter 11. There are no guarantees with respect to bonuses to continuing NEOs for fiscal 2019. The Company does not intend to provide guaranteed bonuses in the future, except in extraordinary circumstances.
The Company’s fiscal 2018 revenue performance supported payments at the maximum level for that metric under the EAIP. Primarily as a result of the strategic investments made in fiscal 2018 noted above that are expected to further enhance the Company’s future growth and success, the Company’s Adjusted EBITDA level did not achieve the threshold for payout against that metric. All awards are pro-rated based on number of days each NEO was employed by the Company.
Summarized in the table below are the weightings and actual results for each performance metric:

Performance Metric	Weighting	Threshold ($M)	Target ($M)	Maximum ($M)	Fiscal 2018 Results ($M)	Achievement (% of Weighted Target)
Pre-AIP Adjusted EBITDA	50.0%	814	814	867	779	0%
Revenue	50.0%	2,950	2,950	3,050	3,049.5	200%
Each NEO received payment of 50% of such NEO’s fiscal 2018 guaranteed bonus amount in May 2018 and the remaining 50% of the fiscal guaranteed bonus amount and the additional amounts payable with respect to revenue overachievement as set forth below will be paid in January 2019. For fiscal 2019, NEO bonuses will be determined based on an EAIP described in greater detail below and will be paid annually.

Named Executive Officer	Annual Base ($)	Target Incentive (%)	Annual Target Incentive ($)	FY18 Guaranteed Incentive Award ($)	Additional Payment: Revenue Metric ($)	Total FY18 EAIP Award ($)
James M. Chirico, Jr	1,250,000	200%	2,500,000	2,500,000	312,500	2,812,500
Patrick J. O'Malley III	650,000	100%	650,000	650,000	304,521	954,521
Shefali Shah	600,000	100%	600,000	600,000	235,068	835,068
Edward Nalbandian	500,000	100%	500,000	291,667	85,103	376,770
Dino Di Palma	500,000	100%	500,000	158,333	26,895	185,228
Equity Awards
Cancellation of pre-Emergence Equity Awards
All outstanding equity awards held by our NEOs that were granted prior to January 15, 2017 were cancelled without payment effective upon the Emergence Date.
Incentive Equity Awards
Emergence Equity Awards, consisting of restricted stock units (“RSUs”) and non-qualified options, were made under the 2017 Equity Incentive Plan to selected employees including the Emergence NEOs. In addition, RSUs and options were granted to other NEOs who joined the Company following the Emergence Date. Each of these equity awards generally vest as to one-third of the underlying shares on the first anniversary of the grant date and then in equal, quarterly increments over the next two years, subject to continued employment.
These awards were inducements to retain existing executives and to recruit new hires during our first year of transition following emergence from Chapter 11. The structure, terms and grant date value of the awards made to the NEOs in fiscal 2018 are not indicative of the expected structure, terms and grant date value of such awards to be made as part of our ongoing annual compensation program. In May 2018, the Compensation Committee revised the terms and conditions of the form of equity award agreements to be utilized for future awards to eliminate any accelerated vesting of such awards upon a termination of employment that does not occur in connection with a Change in Control (“CIC”) transaction. As described below, the fiscal 2019 awards are expected to consist of a mix of time-based and performance-based RSUs for NEOs. The grant date value of future awards is generally expected to be in line with annual equity award values made by our Compensation Peer Group.
Fiscal 2019 Compensation Actions
The Compensation Committee approved the fiscal 2019 executive compensation structure for the NEOs in the first quarter of fiscal 2019. There were no changes made to the fiscal 2019 base salaries or target bonus opportunities for the NEOs.
Consistent with the Company’s key objective of achieving revenue growth in fiscal 2019, the Compensation Committee approved a fiscal 2019 EAIP with funding determined by fiscal 2019 revenue against established threshold, target and maximum levels; and further subject to achievement of a minimum level of Adjusted EBITDA. The CEO’s award under the fiscal 2019 EAIP will be based solely on financial performance. Awards will be allocated to the other NEOs based 80% on financial performance results and 20% on achievement of individual performance objectives (MBOs), as determined by the Compensation Committee.
The Compensation Committee is still in the process of finalizing the first regular annual post-emergence equity grants for fiscal 2019. At this time, no formal decisions have been made with respect to such RSU grants, other than that at least half of each NEO’s regular annual grant value will consist of performance-based awards.
Determination of NEO Compensation
Our executive compensation principles reflect the following core beliefs:

•	Pay-for-performance

•	Annual incentives tied to the successful achievement of challenging pre-established financial and non-financial operating goals that support our annual business plans

•
Long-term incentives that provide opportunities for executives to earn equity compensation for multi-year employment retention and achieving challenging financial and strategic goals that drive our longer-term stockholder value, while aligning the interests of senior executives with stockholders through Company ownership.

Summarized below are roles and responsibilities of the parties that participate in development of the Company’s executive compensation program.
Compensation Committee
The Compensation Committee is responsible for overseeing our executive compensation program. After the Emergence Date, the Compensation Committee responsibilities are set forth in its charter, including:

•	Developing our executive compensation philosophy

•	Approving base salaries, short and long-term programs and opportunities for senior executives

•	Assessing performance and approving earned incentives for senior executives

•	Approving long-term incentive grants, including performance goals and award terms

•	Approving severance programs for senior executives and executive participation

•	Approving policies and practices that mitigate compensation-related risks to the Company.
Management
The CEO reviews the performance of the other NEOs and makes recommendations to the Compensation Committee on their base salary and short- and long-term opportunities. The CEO does not provide input regarding his own compensation. Our human resources team also supports the Compensation Committee in the design, implementation and administration of our compensation program.
Independent Compensation Consultants
Pursuant to its charter, the Compensation Committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other advisor and is directly responsible for the appointment, compensation arrangements and oversight of the work of any such person. Any such engagement may only be made after taking into consideration of all factors relevant to that person’s independence from management and the Company. For fiscal 2018, the Compensation Committee engaged an independent compensation consultant, Frederic W. Cook & Co., Inc. (“FW Cook”), after assessing its independence in accordance with applicable NYSE rules. FW Cook does not provide any other services to us and its work in support of the

Compensation Committee did not raise any conflicts of interest or independence concerns. FW Cook provides the Compensation Committee with competitive market data, assistance on evaluation of the peer group composition, input to incentive program design and information on relevant market trends.
Competitive Market Information
Talent for senior-level management positions and key roles in the organization can be acquired across a spectrum of high-tech and software companies. As such, we utilize competitive compensation information from both high-tech and software company compensation surveys, as well as from a group of companies of similar size and/or complexity (the “Compensation Peer Group”), in the following ways:

•	As an input in developing base-salary ranges, short- and long-term equity award ranges

•	To evaluate share utilization by reviewing overhang levels and annual run rates

•	To evaluate the form and mix of equity awarded to NEOs

•	To evaluate share ownership guidelines

•	To assess the competitiveness of total direct compensation awarded to NEOs

•	As an input in designing compensation plans, benefits and perquisites.
In addition to the Compensation Peer Group, the Compensation Committee also reviews pay data from the Radford Global Compensation Survey, with a focus on technology companies of a comparable revenue size to our Company. The survey data provides a significant sample size, includes information for management positions below senior executives, and is used to supplement the pay data from the Compensation Peer Group. While the Compensation Committee examines executive compensation data from surveys and the Compensation Peer Group, competitive compensation information is not the sole factor in its decision-making process.
Compensation Peer Group
The Compensation Peer Group for the first half of fiscal 2018 was approved by the Predecessor Compensation Committee in August 2017 and used during Chapter 11 in conjunction with employment offers made to incoming NEOs. In May 2018, the Compensation Committee conducted an assessment of our Compensation Peer Group with guidance from FW Cook. For fiscal 2019, due to size, Adobe, Intuit and VMware were removed and BlackBerry, LogMeln, NCR and Verint Systems were added. The revised Peer Group of 16 companies was used in the second half of fiscal 2018 and will be used in fiscal 2019.
The following table shows the chronology of these peer group changes:

First half fiscal 2018 Compensation Peer Group (n=15)(1)	Peers Removed in May 2018 (n=3)	Fiscal 2019 Compensation Peer Group (n=16)
Adobe Systems	Adobe Systems	Akamai Technologies, Inc.
Akamai Technologies	Intuit	Autodesk, Inc.
Autodesk, Inc.	VMware	BlackBerry
CA, Inc.		CA, Inc.
Citrix Systems, Inc.		Citrix Systems, Inc.
Intuit	Peers Added in May 2018 (n=4)	Juniper Networks, Inc.
Juniper Networks, Inc.		LogMeIn
NetApp, Inc.		NCR
Nuance Communications	BlackBerry	NetApp, Inc.
Open Text Corp.	LogMeln	Nuance Communications
Red Hat, Inc.	NCR	Open Text Corp.
Symantec Corp.	Verint Systems	Red Hat, Inc.
Synopsys, Inc.		Symantec Corp.
Teradata Corp.		Synopsys, Inc.
VMware		Teradata Corp.
VMware
(1) The fiscal 2018 peer group was approved by the Predecessor Committee in August 2017 and used until May 2018

Fiscal 2018 Executive Compensation Policies and Practices
The executive compensation program is governed by the Compensation Committee with the support of Company management and the independent compensation consultant. The following are characteristics of the program that demonstrate strong governance of the program:

Executive Compensation Practices
What We Do		What We Don’t Do
+	We Do have a pay-for-performance philosophy, which ties compensation to the creation of stockholder value	-	We Don’t allow discounting, reloading or repricing of stock options without stockholder approval
+	We Do use multiple performance metrics for annual compensation programs	-	We Don’t have “single trigger” vesting of outstanding equity-based awards based solely on a CIC
+	We Do use an independent compensation consultant	-	We Don’t maintain compensation policies or practices that encourage unreasonable risk taking
+	We Do have reasonable severance and CIC protections that require involuntary termination	-	We Don’t have employment agreements with our NEOs other than the CEO
+	We Do have a clawback policy and policies prohibiting hedging/pledging of the Company’s stock	-	We Don’t have excessive perquisites
+	We Do have robust stock ownership guidelines for our NEOs
Other Benefits
Our NEOs are eligible to participate in benefit plans of the Company that are made available to the Company’s employees generally, including a 401(k) plan. Under the 401(k) plan for 2018, beginning with the second quarter of fiscal 2018, the Company matched 50% of employee contributions up to 5% of eligible pay. In 2017, including the first quarter of fiscal 2018, the previous match metrics for the 401(k) plan were not met, and no match funding was contributed.
Perquisites
The Company does not grant perquisites to the NEOs that are different from the perquisites available to all Company employees generally, other than a $15,000 stipend paid to each NEO annually ($20,000 paid to the CEO) to offset financial counseling fees incurred by such NEO. We believe the benefits we receive from providing this perquisite significantly outweighs its cost.
Commencing with the January 2019 calendar year, NEOs will be entitled to participate in an executive physical program to ensure management team continuity and planning.
Share Ownership Guidelines
Following the Emergence Date, the Compensation Committee approved share ownership guidelines for our NEOs, which are designed to align their long-term financial interests with those of our stockholders. The NEO share ownership guidelines are as follows:

Role	Value of Common Stock to be Owned
CEO	6 times base salary
Other NEOs	2 times base salary

If a NEO does not meet his or her ownership guideline, such NEO must retain at least 50% of the net shares received as the result of the exercise, vesting or payment of any equity award after any selling or withholding of stock to pay taxes associated with vesting until the ownership guideline is met. As of the date of this filing, all currently employed NEOs comply with these ownership guidelines. The Compensation Committee is responsible for the administration of the Stock Ownership Guidelines, including granting any exceptions and addressing any failure to meet or show sustained progress to meet the ownership guidelines.
Prohibition on Hedging or Pledging of Company Stock
Our Insider Trading Policy prohibits our directors, executive officers, including our NEOs, and certain non-executives designated by our General Counsel, from entering into hedging transactions involving our stock, and from holding our stock in a margin account as collateral for a margin loan or otherwise pledging our stock as collateral for a loan.
Clawback Policy
The Board has adopted a compensation recoupment policy that provides the Board discretion to recover incentive compensation paid to current and former executives in the event of an accounting restatement triggered by our material noncompliance with any financial reporting requirement under the securities laws.
Executive Severance Plans
Each of the CIC Plan and the Separation Plan, approved by the Compensation Committee in fiscal 2018, are intended to provide transitional assistance to certain senior executives whose employment is involuntarily terminated by us (as described in more detail in the applicable plan). All currently employed NEOs other than our CEO are participants in the CIC Plan and the Separation Plan. The CEO’s Executive Employment Agreement contains change in control provisions described later in this CD&A.
The following table highlights the key plan provisions (certain terms used in the following table are defined in the respective plan):

Element	CEO Employment Agreement (CIC Related)	CEO Employment Agreement (Non-CIC Related)	CIC Plan Provisions	Separation Plan Provisions
Cash Severance (multiple of sum of base salary and target bonus opportunity)	3.0x	2.0x	1.5x	1.0x
In-cycle bonus	Pro-rata target bonus	None	Pro-rata target bonus	None
Benefits Continuation	18 months	18 months	18 months	12 months
Equity acceleration	Full vesting upon qualifying termination in connection with a CIC (double trigger)	Acceleration pursuant to the applicable award agreement(s), as described below	Full vesting upon qualifying termination in connection with a CIC (double trigger)	Acceleration pursuant to the applicable award agreement(s) as described below New award agreements have been approved that eliminate acceleration provisions
The CIC benefits provided in the Executive Employment Agreement provide for a potential gross-up payment in connection with any excise taxes that are imposed under Section 280G/Section 4999 of the Code (referred to as the “Section 280G gross-up”). The Section 280G/Section 4999 excise tax may be assessed by the Internal Revenue Service in connection with certain “excess parachute payments” that become payable in connection with a CIC. Given the variability of the calculations involved, the amount of any tax imposed will vary depending on factors such tenure with the Company and vesting/exercise of equity awards.
The Section 280G gross-up was negotiated between Mr. Chirico and our major creditors in connection with the Chapter 11 proceedings and reflects the unique circumstances of the Company’s retention concerns during that time. The Company has not provided for Section 280G gross-up payments for any other NEOs and does not intend to provide for any similar provisions in the future.
Treatment of Equity Awards upon Certain Terminations of Employment
Mr. Chirico
The award agreements applicable to Mr. Chirico’s emergence award RSUs and stock options, which were negotiated among certain Company creditors, the Company and Mr. Chirico and approved by the Bankruptcy Court, provide for the accelerated vesting of 75% of the outstanding and unvested awards as of the date of his termination of employment, in the event he is terminated without “cause”, upon death or disability, or if he resigns for “good reason” (an “Equity Award Qualifying Termination”), in each case, on or prior to December 15, 2018. If any such termination occurs following December 15, 2018, Mr. Chirico will vest in either: (i) an additional portion of the awards such that 75% of the total number of awards granted under the applicable award agreement become vested, or (ii) a pro-rata portion of the then-current vesting tranche of the awards (as provided for under the original vesting schedule), based on the number of days of his employment from the most recent vesting date prior to the date of his termination until the next vesting date following the date of such termination, plus the awards that would have vested pursuant to the original vesting schedule in the first twelve (12) months immediately following the date of such termination, whichever of (i) or (ii) results in greater total vesting.
As described in the chart above, if Mr. Chirico is terminated in one of the foregoing circumstances in connection with a change in control, all of his outstanding equity awards will vest.
Other NEOs
Pursuant to the award agreements applicable to their emergence award RSUs and stock options, upon an Equity Award Qualifying Termination, the emergence awards held by Mr. O’Malley and Ms. Shah will vest as to the number of awards that would have otherwise vested in the 12 months following the termination date had he or she not been terminated.
Pursuant to the award agreements applicable to his RSUs and stock options, upon an Equity Award Qualifying Termination, the emergence awards held by Mr. Nalbandian will vest only to the extent the CEO determines to vest the balance of the outstanding and unvested awards held as of the termination date, which determination may be made following the NEO’s termination of employment and in consultation with the Board.
With respect to outstanding equity awards that were not granted as part of the NEOs’ emergence awards, such as those for Mr. Di Palma, upon any termination of employment (other than certain terminations of employment in connection with a CIC as described elsewhere in this CD&A), all unvested equity awards held by the NEO as of the applicable termination date will be forfeited.
Deductibility of Compensation Expenses
Under Section 162(m) of the Internal Revenue Code (“Code”), certain compensation paid to a publicly-held company’s “covered employees” (as defined in Section 162(m) of the Code) that exceeds $1 million is generally not tax deductible. Historically, compensation that qualified as “performance-based compensation” under Section 162(m) of the Code could be excluded from this $1 million deduction limit, but this exception was repealed pursuant to the Tax Cuts and Jobs Act, effective for taxable years beginning after December 31, 2017 (although transition relief may be available for certain non-binding contracts in place as of November 2, 2017).
In the past, both the Predecessor Compensation Committee and the Compensation Committee considered the impact of Section 162(m) of the Code when designing and implementing incentive compensation plans. However, the Predecessor Compensation Committee believed, and the Compensation Committee believes, that the deductibility of compensation should not govern the design features of our executive compensation arrangements. As a result, certain compensation that is paid to our “covered employees” (as defined under Section 162(m)) exceeding $1 million is not expected to be deductible for federal income tax purposes.
RISK ASSESSMENT IN COMPENSATION PROGRAMS
The Compensation Committee periodically reviews our compensation programs for features that might encourage inappropriate risk-taking. The programs are designed with features that mitigate risk without diminishing the incentive nature of the compensation. We believe our compensation programs encourage and reward prudent business judgment without encouraging undue risk.
In August 2018, management conducted, and the Compensation Committee reviewed, a comprehensive global risk assessment of our compensation policies and practices. The risk assessment included a global inventory of incentive plans and programs and considered factors such as the plan metrics, number of participants, maximum payments and risk mitigation factors. Based on the review, the Compensation Committee believes our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the CD&A above with management. Based on such review and discussion, the Compensation Committee has recommended to the Board that the CD&A be included in this Annual Report on Form 10-K/A for the fiscal year ended September 30, 2018.
MEMBERS OF THE COMPENSATION COMMITTEE:
Scott Vogel, Chair
Stephan Scholl

EXECUTIVE COMPENSATION TABLES
Fiscal 2018 Summary Compensation Table

Name	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incent. Plan Comp. ($)(4)	All Other Comp. ($)(5)	Total ($)
James M. Chirico, Jr. President and Chief Executive Officer	2018	1,250,000	5,250,000	22,147,896	3,866,629	312,500	44,875	32,871,900
	2017	750,000				1,651,363	33,383	2,434,746
	2016	708,654	2,500,000			1,945,314	23,817	5,177,785
Patrick J. O'Malley III SVP and Chief Financial Officer	2018	611,632	975,000	3,691,324	644,442	304,521	32,280	6,259,199
Shefali Shah SVP, General Counsel and CAO	2018	473,810	1,100,000	1,845,654	322,221	235,068	25,080	4,001,833
Edward Nalbandian SVP Services	2018	291,667	591,667	1,823,250	298,200	85,103	12,178	3,102,065
Dino Di Palma SVP Americas Sales, Strategic Partners and Global Accounts	2018	162,500	358,333	1,925,905	230,790	26,895	5,945	2,710,368
William Mercer Rowe Former SVP Cloud	2018	445,015	1,100,000	1,845,654	322,221	—	1,225,955	4,938,845
Jaroslaw Glembocki Former SVP Operations	2018	375,000	270,000	1,661,096	290,001	—	1,281,160	3,877,257
David Vellequette Former SVP and Chief Financial Officer	2018	169,901				216,450	672,945	1,059,296
	2017	650,000				1,478,211	38,016	2,166,227
	2016	640,865	1,550,000			1,807,814	26,056	4,024,735

(1)
Amounts shown for fiscal 2016 for Messrs. Chirico and Vellequette reflect the impact of participation in the Company’s mandatory two-week furlough program in the fourth quarter of fiscal 2016, and for Mr. Vellequette, reflects the impact of a change in payroll from weekly to semi-monthly.

(2)
For Mr. Chirico, includes sign-on bonus ($2,500,000), one-time emergence bonus ($250,000) and guaranteed EAIP award ($2,500,000); for Mr. O'Malley, includes sign-on bonus ($300,000), one-time emergence bonus ($25,000) and guaranteed EAIP award ($650,000); for Ms. Shah, includes sign-on bonus ($500,000) and guaranteed EAIP award ($600,000), for Mr. Nalbandian, includes sign-on bonus ($300,000) and guaranteed EAIP award ($291,667), for Mr. Di Palma, includes sign-on bonus ($200,000) and guaranteed EAIP award ($158,333), for Mr. Rowe, includes sign-on bonus ($800,000) and guaranteed EAIP award ($300,000), for Mr. Glembocki, includes one-time emergence bonus ($20,000) and guaranteed EAIP award ($250,000).

(3)
Amounts shown represent the grant date fair value of each award as calculated in accordance with ASC 718. See Note 2 of the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 for an explanation of the assumptions used in the valuation of these awards. For Messrs. Chirico, O'Malley, Rowe and Glembocki and Ms. Shah, the restricted stock unit and option awards were granted on December 15, 2017 as part of the emergence grants; Mr. Nalbandian's awards were part of his employment offer, and Mr. Di Palma received two awards, one made as part of his employment offer and one made in connection with his promotion to SVP.

(4)	Non-equity incentive compensation reflects amounts earned for the applicable year under each of the following programs:

Name	Year	Short-Term Cash Awards ($)(a)	Cash Long-Term Incentive ($)(b)	Key Employee Incentive Plan ($)(c)	Total ($)
James M. Chirico, Jr.	2018	312,500			312,500
	2017		460,938	1,190,425	1,651,363
	2016	281,250	976,564	687,500	1,945,314

Patrick J. O'Malley III	2018	304,521			304,521
Shefali Shah	2018	235,068			235,068
Edward Nalbandian	2018	85,103			85,103
Dino Di Palma	2018	26,895			26,895
William Mercer Rowe	2018	—			—
Jaroslaw Glembocki	2018	—			—

David Vellequette	2018		216,450		216,450
	2017		460,938	1,017,273	1,478,211
	2016	243,750	976,564	587,500	1,807,814

(a)	For Messrs. Chirico, O'Malley, Nalbandian and Di Palma, and Ms. Shah, amounts represent awards under the fiscal 2018 EAIP in excess of the guaranteed bonus amounts calculated for time in position.

(b)	For Mr. Vellequette, amount represents Cash LTI accelerated and paid upon termination.

(c)	For Messrs. Chirico and Vellequette, the amounts shown under fiscal 2016 and fiscal 2017 represent KEIP awards approved by the Predecessor Compensation Committee and the Bankruptcy Court.

(5)	The following table separately quantifies “all other compensation” amounts for fiscal year 2018:

Name	Financial Counseling ($)	Life Insurance Premiums ($)	Life Insurance Imputed Income ($)	HSA Contribution ($)	401(k) Company Match ($)	Severance ($)	Total ($)
James M. Chirico, Jr	20,000	3,540	14,460		6,875		44,875
Patrick J. O'Malley III	15,000	3,540	9,030	200	4,510		32,280
Shefali Shah	15,000	2,380	2,700		5,000		25,080
Edward Nalbandian		1,800	4,128		6,250		12,178
Dino Di Palma		1,440	1,380		3,125		5,945
William Mercer Rowe	15,000	2,380	1,700		6,875	1,200,000	1,225,955
Jaroslaw Glembocki	15,000	2,634	8,839		4,687	1,250,000	1,281,160
David Vellequette	15,000	3,140	4,620		185	650,000	672,945

Fiscal 2018 Grants of Plan-Based Awards

			Estimated Future Payouts under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units(2)	All Other Option Awards: Number of Securities Underlying Options(3)	Exercise or Base Price of Option Awards ($)(4)	Grant Date Fair Value of Stock and Option Awards ($)(5)

Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)
James M. Chirico, Jr.	10/1/2018	(1)	2,500,000	2,500,000	3,125,000
	12/15/2017					1,460,943			22,147,896
	12/15/2017						486,981	19.46	3,866,629

Patrick J. O'Malley III	10/23/2017	(1)	650,000	650,000	1,300,000
	12/15/2017					243,491			3,691,324
	12/15/2017						81,164	19.46	644,442

Shefali Shah	12/18/2017	(1)	600,000	600,000	1,200,000
	12/15/2017					121,745			1,845,654
	12/15/2017						40,582	19.46	322,221

Edward Nalbandian	3/1/2018	(1)	500,000	500,000	1,000,000
	3/7/2018					85,000			1,823,250
	3/7/2018						28,000	21.45	298,200

Dino Di Palma	5/29/2018	(1)	500,000	500,000	1,000,000
	8/22/2018					64,000			1,425,920
	8/22/2018					22,441			499,985
	8/22/2018						21,000	22.28	230,790

William Mercer Rowe	12/18/2017	(1)	600,000	600,000	1,200,000
	12/15/2017					121,745			1,845,654
	12/15/2017						40,582	19.46	322,221

Jaroslaw Glembocki	10/1/2018	(1)	500,000	500,000	1,000,000
	12/15/2017					109,571			1,661,096
	12/15/2017						36,524	19.46	290,001

David Vellequette						—			—

(1)
Represents the fiscal 2018 threshold, target and maximum amounts payable under the EAIP, which is discussed above under Post-Emergence Compensation. For fiscal 2018, each NEO had a guaranteed payment of 100% of target, with no lower threshold amount. Payments of these guaranteed payments are shown in the “bonus” column of the Summary Compensation Table.

(2)	For Messrs. Chirico, O’Malley, Nalbandian, Di Palma, and Ms. Shah, these RSU awards vest 33.33% on the first anniversary of the grant date, and quarterly thereafter.

(3)	For Messrs. Chirico, O’Malley, Nalbandian, Di Palma, and Ms. Shah, these non-qualified stock option awards vest 33.33% on the first anniversary of the grant date, and quarterly thereafter.

(4)
Amounts shown reflect the exercise price of each stock option, which was equal to the closing market price of the underlying share of Company common stock on the date of grant. For Messrs. Chirico and O’Malley and Ms. Shah, the exercise price applicable to the nonqualified stock options granted at emergence was established pursuant to financial valuations as described in the Plan of Reorganization approved by the Bankruptcy Court.

(5)
Amounts shown represent the grant date fair value of each award as calculated in accordance with ASC 718. See Note 2 of the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 for an explanation of the assumptions used in the valuation of these awards.

Outstanding Equity Awards at year-end fiscal 2018

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Number of Securities Underlying Unexercised Options Unexercisable (#)(2)(3)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)(4)	Market Value of Shares or Units of Stock that have not vested ($)(5)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights that have not vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights that have not vested ($)
James M. Chirico, Jr.	—	486,981	19.46	12/15/2027
					1,460,943	32,345,278	—	—

Patrick J. O'Malley III	—	81,164	19.46	12/15/2027
					243,491	5,390,891	—	—

Shefali Shah	—	40,582	19.46	12/15/2027
					121,745	2,695,434	—	—

Edward Nalbandian	4,666	23,334	21.45	3/7/2028
					70,834	1,568,265	—	—

Dino Di Palma	—	21,000	22.28	8/22/2028
					86,441	1,913,804	—	—

William Mercer Rowe	20,290	—	19.46	9/12/2019
					—	—	—	—

Jaroslaw Glembocki	18,260	—	19.46	6/30/2019
					—	—	—	—

David Vellequette	—	—	—	—
					—	—	—	—

(1)	Represents the exercisable portion of stock options granted and outstanding.

(2)	Represents the unvested and un-exercisable portion of stock options granted and outstanding

(3)	The stock option awards are scheduled to vest as follows:

Name	Number of Securities Underlying Options	Grant Date	Vesting Description
James M. Chirico, Jr.	486,981	12/15/2017	33.33% on 1st anniversary; 8.33% last day of each quarter thereafter
Patrick J. O'Malley III	81,164	12/15/2017	33.33% on 1st anniversary; 8.33% last day of each quarter thereafter
Shefali Shah	40,582	12/15/2017	33.33% on 1st anniversary; 8.33% last day of each quarter thereafter
Edward Nalbandian	28,000	3/7/2018	16.67% on 6 month anniversary; 16.67% on 1st anniversary; 8.33% last day of each quarter thereafter
Dino Di Palma	21,000	8/22/2018	33.34% on August 15, 2019; 8.33% on November 15, February 15, May 15 and August 15 quarterly thereafter

(4)	The RSU awards are scheduled to vest as follows:

Name	RSU Award	Grant Date	RSUs Vested	RSUs Cancelled	RSUs Unvested	Vesting Description
James M. Chirico, Jr.	1,460,943	12/15/2017	0	0	1,460,943	33.33% on 1st anniversary; 8.33% last day of each quarter thereafter
Patrick J. O'Malley III	243,491	12/15/2017	0	0	243,491	33.33% on 1st anniversary; 8.33% last day of each quarter thereafter
Shefali Shah	121,745	12/15/2017	0	0	121,745	33.33% on 1st anniversary; 8.33% last day of each quarter thereafter
Edward Nalbandian	85,000	3/7/2018	14,166	0	70,834	16.67% on 6 month anniversary; 16.67% on 1st anniversary; 8.33% last day of each quarter thereafter
Dino Di Palma	64,000	8/22/2018	0	0	64,000	33.34% on August 15, 2019; 8.33% on November 15, February 15, May 15 and August 15 quarterly thereafter
	22,441	8/22/2018	0	0	22,441	33.34% on August 15, 2019; 8.33% on November 15, February 15, May 15 and August 15 quarterly thereafter

(5)	Determined using the fair market value of a share of the Company's common stock on September 30, 2018, which was $22.14 per share.
Stock Vested
The following table sets forth information regarding stock award vestings for our NEOs during fiscal 2018.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value realized on Vesting ($) (1)
Edward Nalbandian	—	—	14,166	312,502
William Mercer Rowe	—	—	60,871	1,342,814
Jaroslaw Glembocki	—	—	54,785	1,100,083

(1)	The amounts included in the table have been determined using the Company's closing market price on the date immediately preceding the applicable vesting date.
Potential Payments upon Termination or CIC
Separation Plan
The Separation Plan was adopted to provide transitional assistance to certain senior executives whose employment is terminated by the Company for any reason other for “cause” (as defined under the Separation Plan). In the event that a participant becomes eligible to receive benefits under the Separation Plan, he or she will be entitled to receive a payment equal to 100% of the sum of his or her (i) then current annual base salary and (ii) annual target cash bonus under the EAIP or any successor plan, along with certain subsidized medical benefits for 12 months. The participant must execute and not revoke an effective release of claims in order to receive his or her severance benefits.
CIC Plan
The CIC Plan was designed to facilitate certain executives’ continued dedication to the Company notwithstanding the potential occurrence of a CIC of the Company and to encourage such executives’ full attention and dedication to the Company in the event of a CIC.
The CIC Plan provides that if a participant’s employment is terminated by the Company without “cause” (other than due to the Participant’s death or disability) or by the Participant for “good reason,” (each of “cause” and “good reason” as defined in the CIC Plan) in each case either (i) during a “Potential CIC Period” (as defined in the CIC Plan, but generally a period following the entry into an agreement, the consummation of which would result in a CIC (as defined in the CIC Plan) or following a time when the Committee determines that a Potential CIC has occurred) or (ii) within one year following a CIC of the Company, the participant will be entitled to receive certain payments and benefits.
The CIC Plan provides that upon any such termination the participants will receive (i) an amount equal to the participant’s applicable multiple (the “Multiple”) multiplied by the sum of his or her annual base salary and target annual bonus, (ii) a pro-rata amount of the participant’s target annual bonus, calculated based on the number of days during the applicable performance period the participant was employed by the Company during the performance period in which the Participant’s employment was terminated, and (iii) full vesting of any outstanding time-based Company equity awards. Additionally, the CIC Plan provides that participants who are covered under the Avaya Inc. Medical Expense Plan for Salaried Employees on the date their employment terminates will receive, for a specified number of months (the “COBRA Multiple”) or until comparable coverage is available from a successor employer, an amount equal to the Company’s portion of the participant’s COBRA premiums. The Compensation Committee determined that the Multiple and COBRA Multiple for each Participant is 1.5 and 18 months, respectively. The participant must execute and not revoke an effective release of claims in order to receive his or her severance benefits.
Executive Employment Agreement
Other than Mr. Chirico, none of our NEOs are party to employment agreements with us.
On October 1, 2017, Mr. Chirico was appointed President and Chief Executive Officer of the Company and he became a member of the board of directors on the Emergence Date. Pursuant to the Executive Employment Agreement entered into on November 13, 2017 and negotiated among certain Company creditors, the Company and Mr. Chirico and approved by the Bankruptcy Court in conjunction with Company’s emergence from Chapter 11, Mr. Chirico’s initial base salary is $1,250,000, to be annually reviewed for increase (but not decrease) by the Compensation Committee. Mr. Chirico’s target bonus will be equal to 200% of his base salary (the “Target Bonus”), based on meeting reasonably attainable quantitative performance goals to be established by the Compensation Committee in good faith after discussion with Mr. Chirico. Mr. Chirico’s actual bonus payout may range up to (but cannot exceed) 250% of his base salary, provided that Mr. Chirico’s actual bonus for fiscal 2018 would be no less than the Target Bonus. Mr. Chirico was also entitled to receive, and did receive, a one-time cash payment of $2,500,000 (the “Sign-On Bonus”) within ten days after the Emergence Date, which he will be required to repay (on an after-tax basis) in the event he is terminated by the Company for “cause” or resigns without “good reason” (each as defined below) as follows: (x) 100% of the Sign-On Bonus if his employment ends on or prior to October 1, 2018 or (y) 50% of the Sign-On Bonus if his employment ends after October 1, 2018 but on or prior to October 1, 2019. Additionally, upon the Emergence Date, Mr. Chirico was entitled to receive an incentive equity award consisting of RSUs (75% of the award) and stock options (25% of the award), with a fair market value of approximately $30 million as of the Emergence Date (33.3% of the Emergence Date award pool), pursuant to the 2017 Equity Incentive Plan, which plan was approved by the Bankruptcy Court in conjunction with the Company’s emergence from Chapter 11. One-third of this award vested on the first anniversary of the Emergence Date and the remainder will vest 8.33% at the end of each quarter thereafter, so that the award will be fully vested on December 31, 2020.
Upon a termination of Mr. Chirico’s employment other than for “cause” (not due to death or disability) or due to his resignation for “good reason” (each as defined below) (each, a “Qualifying Termination”), subject to his timely execution and non-revocation of a release of claims, Mr. Chirico is entitled to receive (i) a lump sum amount equal to two (the “Multiplier”) times the sum of his base salary and Target Bonus, (ii) any earned but unpaid bonus for the completed performance period preceding the Qualifying Termination, and (iii) up to 18 months’ of Company-paid COBRA benefits. If the Qualifying Termination (or a termination for death or disability) occurs within the six-month period preceding or the 24-month period following a CIC of the Company, the Multiplier is increased to three, and Mr. Chirico is also entitled to full vesting of all of his outstanding long-term incentive awards, whether cash-based or equity-based, with any exercisable awards to remain outstanding until the expiration of their term. The Executive Employment Agreement contains a Code Section 280G “gross-up” provision, which will provide Mr. Chirico with an additional payment to the extent he receives any payments and/or benefits that are subject to excise tax imposed under Code Section 4999.
Pursuant to the Executive Employment Agreement, “cause” means any of Mr. Chirico’s: (i) material breach of his duties and responsibilities as a senior officer of the Company (other than as a result of incapacity due to physical or mental illness) which is demonstrably willful and deliberate, and which is committed in bad faith or without reasonable belief that such breach is in the best interests of the Company or its affiliated companies and subsidiaries; (ii) conviction of (including a plea of guilty or nolo contendere to) a felony; (iii) commission of fraud involving the Company or its subsidiaries; (iv) material violation of a material provision of the Company’s Code of Conduct or any statutory or common law duty of loyalty to the Company or its subsidiaries; or (v) material violation of the Executive Employment Agreement.
Pursuant to the Executive Employment Agreement, “good reason” means the occurrence, without Mr. Chirico’s express written consent (which may be withheld for any reason or no reason), of any of the following events or conditions: (i) a material reduction by the Company in Mr. Chirico’s base salary; (ii) a material breach of the Executive Employment Agreement which shall include a material reduction or material negative change by the Company in the type or level of compensation and benefits (other than base salary) to which Mr. Chirico is entitled under the Executive Employment Agreement, other than any such reduction or change that is part of and consistent with a general reduction or change applicable to all senior officers of the Company; (iii) a material failure by the Company to pay or provide to Mr. Chirico any compensation or benefits to which he is entitled; (iv) a change in Mr. Chirico’s status, positions, titles, offices or responsibilities that constitutes a material and adverse change or the assignment to Mr. Chirico of any duties or responsibilities that are materially and adversely inconsistent with his status, positions, titles, offices or responsibilities as in effect immediately before such assignment; (v) the Company changing the location of Mr. Chirico’s principal working location to a location more than 50 miles from such location as in effect immediately prior to the Emergence Date; or (vi) any material breach by the Company of the Executive Employment Agreement or any other agreement between the Company and Mr. Chirico incorporated by reference in the Executive Employment Agreement. In order to terminate for Good Reason, (A) Mr. Chirico must provide notice to the Company within 60 days of the initial occurrence of the alleged event or condition; (B) the Company must fail to cure such alleged event or condition within 30 days of such notice; and (C) Mr. Chirico must resign within 6 months of the initial occurrence of the alleged event or condition.
The Company shall pay directly or reimburse Mr. Chirico for his reasonable legal fees and expenses incurred in connection with the negotiation and implementation of the foregoing employment arrangements and any related documents (including without limitation any documentation relating to the incentive equity grants he will receive).
Pursuant to the Executive Employment Agreement, Mr. Chirico is subject to the following restrictive covenants: (i) non-competition and non-solicitation of customers, employees, independent contractors and others during the employment term and for one-year post-employment, (ii) assignment of inventions to the Company, (iii) perpetual non-disparagement, and (iv) perpetual confidentiality.
Potential Payments upon Involuntary Termination without CIC
The tables set forth below reflect the amount of compensation that would have been payable to the NEOs in the event of termination of employment, including certain benefits upon an involuntary termination related to a CIC. The amounts shown assume a termination effective as of September 30, 2018. The actual amounts that would be payable can be determined only at the time of the NEO’s termination.

Name	Annual Base Salary ($)	Annual Target Bonus ($)	Total Severance Pay ($) (1)	Benefits ($)(2)	Outplacement Services ($)(3)	Accelerated Equity ($)(4)	Total ($)
James M. Chirico, Jr.	1,250,000	2,500,000	7,500,000	29,754	7,000	19,629,350	27,166,104
Patrick J. O'Malley III	650,000	650,000	1,300,000	19,836	7,000	3,271,559	4,598,395
Shefali Shah	600,000	600,000	1,200,000	19,836	7,000	1,635,735	2,862,571
Edward Nalbandian	500,000	500,000	1,000,000	19,836	7,000	—	1,026,836
Dino Di Palma	500,000	500,000	1,000,000	19,836	7,000	—	1,026,836

(1)
For Mr. Chirico, amount shown under “Total Severance Pay” represents two times the sum of his base salary and target annual bonus for the year of termination, payable in a lump sum. For all other NEOs, represents the sum of the NEO’s base salary plus target annual bonus for the year of termination.

(2)
For Mr. Chirico, represents the estimated value of providing certain COBRA continuation payments for a period of 18 months following his termination date; for all other NEOs, represents continuation payments for a period of 12 months following the NEO’s termination date.

(3)	For all NEOs, “Outplacement Services” represents the value of outplacement services that would be made available to the executive for a certain period of time following termination of employment.

(4)
For all NEOs, represents the acceleration value attributable to the accelerated vesting of outstanding equity awards, based on the fair market value of a share of the Company’s common stock on September 30, 2018. For Messrs. Chirico, O’Malley, and Ms. Shah, the value is pursuant to their applicable award agreements. For Mr. Nalbandian, the value shown is $0, based on the assumption that the CEO would not have exercised his discretion to accelerate Mr. Nalbandian’s awards upon termination of employment. If we assumed the CEO did exercise his discretion to accelerate Mr. Nalbandian’s awards, the value of the accelerated equity would be $790,527, including RSUs of $784,088, and options of $6,439. Mr. Di Palma has no acceleration provision in his award agreements. New award agreements have been approved that eliminate acceleration provisions upon termination of employment.

Potential Payments upon Involuntary Termination with CIC

Name	Annual Base Salary ($)	Annual Target Bonus ($)	Total Severance Pay ($)(1)	Benefits (18 months) ($)(2)	Excise Tax Gross-Up ($)	Accelerated Equity ($)(3)	Total ($)
James M. Chirico, Jr.	1,250,000	2,500,000	11,250,000	29,758	8,643,856	33,650,387	53,574,001
Patrick J. O'Malley III	650,000	650,000	1,950,000	29,758	—	5,608,410	7,588,168
Shefali Shah	600,000	600,000	1,800,000	29,758	—	2,804,194	4,633,952
Edward Nalbandian	500,000	500,000	1,500,000	29,758	—	1,584,365	3,114,123
Dino Di Palma	500,000	500,000	1,500,000	29,758	—	1,913,804	3,443,562

(1)
For Mr. Chirico, amount shown under “Total Severance Pay” represents three times the sum of his base salary plus target annual bonus for the year of termination, payable in a lump sum. For all other NEOs, represents 1.5 times the sum of the NEO’s base salary plus target annual bonus for the year of termination, payable in a lump sum.

(2)	For all NEOs, represents the estimated value of providing certain COBRA continuation payments for a period of 18 months following the NEO’s termination date.

(3)
For all NEOs, represents the acceleration value attributable to the accelerated vesting of outstanding equity awards, based on the fair market value of a share of the Company’s common stock on September 30, 2018.

The amounts shown in the chart above do not take into account any reductions in payment that may be applied in order to avoid any excise taxes under Section 280G and Section 4999 of the Code.
During fiscal 2018, Messrs. Vellequette, Glembocki and Rowe terminated from the company and were provided severance and benefits per the separation plan in place at the time of termination. Each received severance equal to 100% of annual base salary, and for Messrs. Glembocki and Rowe, the severance also included 100% of annual annual incentive target. The three executives were also provided with benefits continuance for up to twelve months.
PAY RATIO DISCLOSURE
The pay ratio information is provided pursuant to the SEC’s guidance under Item 402(u) of Regulation S-K. Due to our permitted use of reasonable estimates and assumptions in preparing this pay ratio disclosure, the disclosure may involve a degree of imprecision, and thus this pay ratio disclosure is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K using the data and assumptions described below. The pay ratio was not used to make management decisions and the Board does not use this pay ratio to determine executive compensation adjustments.
Methodology to Determine Median Employee
To determine the median employee, we evaluated our 8,475 employees (other than our CEO and student employees) as of September 30, 2018 (the “Determination Date”). These 8,475 employees consist of all our full-time, part-time employees (other than our CEO and student employees) as of the Determination Date, of which 2,821 are US employees and 5,654 are non-US employees. The median employee was selected using the total cash compensation approach, consisting of base salary and target short-term incentive levels for fiscal 2018.
Median Employee to CEO Pay Ratio
After identifying the median employee, we calculated annual total compensation for that employee using the same methodology we used to calculate our NEOs “total” compensation as described in the fiscal 2018 Summary Compensation Table. Based on this methodology, the median employee’s annual total compensation was $87,725. Mr. Chirico’s annual total compensation was $32,871,900 (the same amount as reported for Mr. Chirico for fiscal 2018 under the fiscal 2018 Summary Compensation Table above). Based on this information, for fiscal 2018, the ratio of the annual total compensation of Mr. Chirico to the median annual total compensation of all other employees was estimated to be 375:1. Compensation for non-US employees was converted to U.S. dollar equivalents using exchange rates as of the Determination Date
As permitted by the applicable SEC pay ratio rules, we are providing supplemental information regarding our CEO pay ratio in order to provide additional context as to how our CEO compensation relates to the compensation of our employees generally. As discussed in the CD&A, as part of his fiscal 2018 compensation, Mr. Chirico was granted an emergence equity award and a sign-on bonus that were intended to serve as inducement awards in connection with the restructuring process. The grant date fair value of the equity award as required to be reported in the Summary Compensation Table pursuant to applicable SEC rules was $26,014,525. The grant date fair value of this award is not indicative of the expected grant date fair value(s) applicable to future equity-based awards to be made as part of our ongoing annual compensation program. The sign-on bonus as reported in the Summary Compensation Table was $2,500,000. As an additional reference point to the required CEO pay ratio stated above, without this inducement equity grant and sign-on bonus, Mr. Chirico’s total annual compensation as reported in the Summary Compensation Table for fiscal 2018 would have been $4,357,375.
DIRECTOR COMPENSATION
Members of the Board who are Company employees do not receive any additional compensation for their service as directors.
Fiscal 2018 Non-Employee Director Compensation Program
Prior to the Emergence Date
Immediately prior to the Emergence Date, the Company’s independent non-employee directors were Mary C. Henry, Kiran Patel and Gary B. Smith. They received compensation for fiscal 2018 until the end of their service as of the Emergence Date under the following program with all cash retainers paid in quarterly installments:

Annual Cash Retainer	$250,000
Committee Member Annual Cash Retainer	$10,000
Additional Committee Chair Annual Cash Retainer	Audit: $20,000 Compensation: $15,000 Nominating & Governance: $15,000
There also were three non-independent, non-employee directors who received non-employee director compensation: John W. Marren, Afshin Mohebbi, and Ronald A. Rittenmeyer. During fiscal 2018, annual compensation was $300,000 for Messrs. Marren and Rittenmeyer and $450,000 for Mr. Mohebbi. These amounts were paid in cash in quarterly installments until the Emergence Date. Messrs. Marren and Mohebbi resigned from the Board as of the Emergence Date. Mr. Rittenmeyer remained on the Board following the Emergence Date and participated in the new compensation program described below during that time.
As of the Emergence Date
In January 2018, upon the recommendation of the Compensation Committee, the Board approved a post-emergence compensation program that was effective as of December 15, 2017. The new program consisted of the following:

Annual Cash Retainer	$100,000
Annual Equity Grant	$250,000 in RSUs
The cash retainer was paid in quarterly installments beginning in March 2018. RSUs vested in four equal installments in March, June, September and December 2018. However, the delivery of the underlying shares is deferred until the earliest to occur of: (i) December 15, 2020, (ii) the recipient’s separation from the Company or (iii) a CIC of the Company, as defined in the 2017 Equity Incentive Plan.
Non-Employee Director Compensation Paid in Fiscal 2018
The following table details the total compensation paid to of our non-employee directors for fiscal 2018:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Non-Employee Directors After Emergence Date
Ronald A. Rittenmeyer(2)	100,000	249,360	349,360
Stephan Scholl(3)	75,000	249,360	324,360
Susan L. Spradley(3)	75,000	249,360	324,360
Stanley J. Sutula, III(3)	75,000	249,360	324,360
Scott D. Vogel(3)	75,000	249,360	324,360
William D. Watkins(3)	75,000	249,360	324,360
Non-Employee Directors Resigning at Emergence Date(4)
Mary Henry	65,000	—	65,000
John Marren	75,000	—	75,000
Afshin Mohebbi	125,000	—	125,000
Kiran Patel	70,000	—	70,000
Gary Smith	67,500	—	67,500

(1)
Amounts shown represent the grant date fair value of each award as calculated in accordance with ASC 718. See Note 2 of the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 for an explanation of the assumptions used in the valuation of these awards. To calculate the number of restricted stock units to be granted to the non-employee directors in connection with our emergence from bankruptcy, we divided $250,000 by the fair market value of a share of our common stock on the Emergence Date, which was $19.46. The grant date fair value shown in the table above reflects the $19.41 fair market value of a share of our common stock on January 23, 2018, the date 12,847 restricted stock units were granted to each recipient.

(2)
Mr. Rittenmeyer was the only director to serve on the Board both prior to, and after, the Emergence Date. In December 2017, he received a $75,000 payment representing a portion of his pre-Emergence Date non-employee director compensation, and in March 2018, he received a $25,000 quarterly payment. He terminated his service as a director of the Company effective April 30, 2018. At the time of his termination of service, he held (i) vested RSUs for an aggregate of 3,211 shares, which were distributed to him, and (ii) unvested RSUs for an aggregate of 9,636 shares, which were forfeited.

(3)
Cash compensation for each of Ms. Spradley and Messrs. Scholl, Sutula, Vogel and Watkins consists of three quarterly $25,000 installments of the $100,000 annual cash retainer in effect during fiscal 2018 after the Emergence Date. As of September 30, 2018, each director held (i) vested and deferred RSUs for an aggregate of 9,635 shares and (ii) unvested RSUs for an aggregate of 3,212 shares (which vested on December 15, 2018.)

(4)	In fiscal 2018, each of the non-employee directors who resigned at the Emergence Date received one quarterly installment of their respective annual cash retainers described above.
Fiscal 2019 Non-Employee Director Compensation Program Changes
In August 2018, upon the recommendation of the Compensation Committee with input from the Committee’s independent consultant, the Board reduced the base value(i.e., the value attributable to the annual cash retainer and annual equity grant) of the non-employee director compensation program from $350,000 to $325,000 in order to better align with our Compensation Peer Group, and established additional retainers for the Non-Executive Chair and each committee chair. Effective for fiscal 2019, the program currently consists of the following:

Annual Cash Retainer	$75,000
Additional Cash Retainers for Leadership Positions	Non-Executive Chair: $75,000 Audit Committee Chair: $25,000 Compensation Committee Chair: $15,000 Nominating & Corporate Governance Committee Chair: $10,000
Meetings fees	$2,000 per Board or committee meeting in excess of 20 aggregate meetings during the fiscal year
Annual Equity Grant	$250,000 in RSUs, which will be granted after the 2019 Annual Meeting to those who are elected to the Board at the Annual Meeting
Initial Equity Grant for Any Non-Employee Director Joining the Board of Directors Before the 2019 Annual General Meeting	$250,000 in RSUs, pro-rated to reflect service as a non-employee director for the portion of the fiscal year served until the 2019 Annual Meeting
The annual cash retainer will be paid in arrears to the non-employee directors as four quarterly payments of $18,750, beginning March 2019. The additional cash fees for serving as committee chairs will similarly be paid in arrears in four quarterly installments, beginning in March 2019. The meeting fees, if any, will be paid in arrears at the end of the 2019 fiscal year. RSUs that will be granted after the 2019 Annual Meeting are currently expected to maintain vesting and deferral provisions similar to the 2018 awards.
Non-Employee Director Share Ownership Guideline
Non-employee directors are expected to own shares equivalent to six times the value of the annual cash retainer for Board service (not the additional cash retainers for leadership positions). Until the guideline is achieved, the director must hold at least 50% of net shares received upon vesting of an award. As of the date of this filing, all non-employee directors comply with these ownership guidelines.
Compensation Committee Interlocks and Insider Participation
The members of the Predecessor Compensation Committee until December 15, 2017 were Messrs. Marren (Committee Chair), Giancarlo and Smith. Each of them resigned from the Board and the Predecessor Compensation Committee in connection with the Company’s emergence from Chapter 11, at which time Messrs. Vogel (Committee Chair) and Scholl were appointed to the Compensation Committee. In addition, Mr. Rittenmeyer was appointed to and served on, the Compensation Committee from December 15, 2017 until his resignation from the Board, effective April 30, 2018. Each current member of the Compensation Committee is an independent director. No individual who was a member of the Predecessor Compensation Committee or the

Compensation Committee during fiscal 2018: (i) was an officer or employee of the Company or any of its subsidiaries during fiscal 2018; (ii) was formerly an officer of the Company or any of its subsidiaries; or (iii) served on the board of directors of any other company any of whose executive officers served on the Company’s Predecessor Compensation Committee or Compensation Committee or its Board, with the exception of Mr. Giancarlo, who served as the Company’s President and Chief Executive Officer from June 30, 2008 until December 22, 2008.
Reconciliation of GAAP to non-GAAP (Adjusted) Financial Measures
The information furnished in this CD&A includes a non-GAAP financial measure labeled as “adjusted” that differs from measures calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”).
Although GAAP requires that we report on our results for the periods October 1, 2017 through December 15, 2017 and December 16, 2017 through September 30, 2018 separately, management reviews the Company’s operating results for the twelve months ended September 30, 2018 by combining the results of these periods because such presentation provides the most meaningful comparison of our results. The Company cannot adequately benchmark the operating results of the 16-day period ended December 31, 2017 against any of the previous periods reported in its condensed consolidated financial statements and does not believe that reviewing the results of this period in isolation would be useful in identifying any trends regarding the company’s overall performance. Management believes that the key performance metrics such as revenue, gross margin and operating income, among others, when combined for the three and nine months ended December 31, 2017 and September 30, 2018, respectively, provide meaningful comparisons to other periods and are useful in identifying current business trends.
EBITDA is defined as net income (loss) before income taxes, interest expense, interest income and depreciation and amortization. Adjusted EBITDA is EBITDA further adjusted to exclude certain charges and other adjustments described in the table below.
We believe that including supplementary information concerning adjusted EBITDA is appropriate because it serves as a basis for determining management and employee compensation and it is used as a basis for calculating covenants in our credit agreements. Adjusted EBITDA measures our financial performance based on operational factors that management can impact in the short-term, such as our pricing strategies, volume, costs and expenses of the organization and it presents our financial performance in a way that can be more easily compared to prior quarters or fiscal years.
Adjusted EBITDA has limitations as an analytical tool. Adjusted EBITDA excludes the impact of earnings or charges resulting from matters that we consider not to be indicative of our ongoing operations. In particular, our formulation of adjusted EBITDA allows adjustment for certain amounts that are included in calculating net income (loss), however, these are expenses that may recur, may vary and are difficult to predict.

The following table presents Successor, Predecessor and combined results and reconciles net income to Adjusted EBITDA, a non-GAAP measure.
Avaya Holdings Corp.
Supplemental Schedule of Non-GAAP Adjusted EBITDA
(Unaudited)

	Successor	Predecessor
(In millions)	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Combined Fiscal 2018
Net income	$287	$2,977	$3,264
Interest expense	169	14	183
Interest income	(5)	(2)	(7)
(Benefit from) provision for income taxes	(546)	459	(87)
Depreciation and amortization	384	31	415
EBITDA	289	3,479	3,768
Impact of fresh start accounting adjustments	196	—	196
Restructuring charges, net	81	14	95
Advisory fees	18	3	21
Acquisition-related costs	15	—	15
Reorganization items, net	—	(3,416)	(3,416)
Non-cash share-based compensation	19	—	19
Loss on sale/disposal of long-lived assets, net	4	1	5
Resolution of certain legal matters	—	37	37
Change in fair value of Emergence Date Warrants	17	—	17
Gain on foreign currency transactions	(28)	—	(28)
Pension/OPEB/nonretirement postemployment benefits and long-term disability costs	—	17	17
Adjusted EBITDA	$611	$135	$746

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
The following table presents information as to the beneficial ownership of our Common Stock as of December 31, 2018 for:

•	each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock;

•	each of our directors and director nominees;

•	each named executive officer as set forth in the summary compensation table in this Amendment; and

•	all executive officers, directors and director nominees as a group.
Percentage ownership of our Common Stock in the table is based on 110,695,523 shares of Common Stock outstanding as of December 31, 2018. Shares of Common Stock that may be acquired within 60 days of December 31, 2018 pursuant to the exercise of options or warrants, and restricted stock units (“RSUs”) that vest within 60 days of December 31, 2018 are deemed to be outstanding for the purpose of computing the percentage ownership of such holder but are not deemed to be outstanding for computing the percentage ownership of any other person shown in the table. Beneficial ownership of shares is determined under rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as noted by footnote, and subject to community property laws where applicable, we believe based on the information provided to us that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them. Unless otherwise noted below, the address of each of the individuals and entities named below is c/o Avaya Holdings Corp., 4655 Great America Parkway, Santa Clara, California 95054.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Total Shares
5% Stockholder:
Davidson Kempner Capital Management LP and other Reporting Persons	10,851,720	(1)	9.8%
c/o Davidson Kempner Capital Management LP 520 Madison Avenue, 30th Floor New York, NY 10022
JPMorgan Chase & Co.	9,867,620	(2)	8.9%
270 Park Avenue New York, NY 10017

Directors:
James M. Chirico, Jr.	430,413	(3)	*
Stephan Scholl	12,847	(4)	*
Susan L. Spradley	12,847	(4)	*
Stanley J. Sutula, III	12,847	(4)	*
Scott D. Vogel	12,847	(4)	*
William D. Watkins	12,847	(4)	*

Named Executive Officers (other than James M. Chirico, Jr.):
Dino Di Palma	—		*
Jaroslaw S. Glembocki	—	(5)	*
Edward Nalbandian	14,392	(6)	*
Patrick J. O'Malley, III	71,815	(7)	*
William Mercer Rowe	—	(8)	*
Shefali Shah	38,483	(9)	*
David Vellequette	—	(10)	*
All Current Directors and Executive Officers as a Group (11 persons)(3), (4), (6), (7), (9)	619,338		0.6%

*	Represents beneficial ownership of less than one percent of the outstanding shares of Common Stock.

(1)
The information was based upon a Schedule 13G filed with the SEC on February 12, 2018 by (i) M. H. Davidson & Co. (“CO”); (ii) Davidson Kempner Partners ("DKP"); (iii) Davidson Kempner Institutional Partners, L.P. ("DKIP"); (iv) Davidson Kempner International, Ltd. ("DKIL"); (v) Davidson Kempner Distressed Opportunities Fund LP ("DKDOF"); (vi) Davidson Kempner Distressed Opportunities International Ltd. ("DKDOI"); (vii) DKSOF IV Trading Subsidiary LP ("DKSOF"); (viii) Davidson Kempner Capital Management LP ("DKCM"); and (ix) Messrs. Thomas L. Kempner, Jr. and Anthony A. Yoseloff, and confirmed to the Company on October 24, 2018. CO has shared voting and dispositive power with respect to 206,365 of these shares. DKP has shared voting and dispositive power with respect to 1,211,254 of these shares. DKIP has shared voting and dispositive power with respect to 2,688,224 of these shares. DKIL has shared voting and dispositive power with respect to 2,948,258 of these shares. DKDOF has shared voting and dispositive power with respect to 783,295 of these shares. DKDOI has shared voting and dispositive power with respect to 1,394,425 of these shares. DKSOF has shared voting and dispositive power with respect to 1,619,299 of these shares. DKCM, Messrs. Kempner and Yoseloff have shared voting and dispositive power with respect to all of these shares.

(2)
The information was based upon a Schedule 13G filed with the SEC on January 23, 2019 by JPMorgan Chase & Co. JPMorgan Chase & Co. has sole voting power with respect to 3,693,630 of these shares and sole dispositive power with respect to 9,850,820 of these shares. JPMorgan Chase & Co.’s Schedule 13G indicates that the shares beneficially owned are held by its subsidiaries J.P. Morgan Investment Management Inc., JPMorgan Chase Bank, National Association and JPMorgan Asset Management (UK) Limited.

(3)	Includes 162,326 shares of Common Stock issuable upon the exercise of outstanding stock options that are exercisable or will become exercisable within 60 days of December 31, 2018.

(4)
Includes 12,847 shares of Common Stock issuable in respect of RSUs that have vested but have had their settlement deferred until the earliest to occur of: (x) December 15, 2020, (y) the recipient's separation of service from the registrant and (z) a "change in control" of the registrant, as defined in the Avaya Holdings Corp. 2017 Equity Incentive Plan. The RSUs can only be settled with Common Stock.

(5)	We are unable to provide a current address or confirm Mr. Glembocki’s beneficial ownership because Mr. Glembocki’s service as our Senior Vice President, Operations ended effective June 30, 2018.

(6)	Includes 4,666 shares of Common Stock issuable upon the exercise of outstanding stock options that are exercisable or will become exercisable within 60 days of December 31, 2018.

(7)	Includes 27,054 shares of Common Stock issuable upon the exercise of outstanding stock options that are exercisable or will become exercisable within 60 days of December 31, 2018.

(8)
We are unable to provide a current address or confirm Mr. Rowe’s beneficial ownership because Mr. Rowe’s service as our Senior Vice President and General Manager, Cloud ended effective September 12, 2018.

(9)	Includes 13,527 shares of Common Stock issuable upon the exercise of outstanding stock options that are exercisable or will become exercisable within 60 days of December 31, 2018.

(10)
We are unable to provide a current address or confirm Mr. Vellequette’s beneficial ownership because Mr. Vellequette’s service as our Senior Vice President of Finance, which began on October 24, 2017, ended effective January 4, 2018. Prior to that he served as our Senior Vice President and Chief Financial Officer from October 1, 2012 through October 23, 2017.

Equity Compensation Plan Information
The following table sets forth, as of September 30, 2018, the number of securities outstanding under each of our equity compensation plans, the weighted-average exercise price for our outstanding stock options and the number of securities available for grant under such plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)(1)	(c)
Equity compensation plans approved by security holders:
Avaya Holdings Corp. 2017 Equity Incentive Plan	4,360,529	$19.64	2,639,418

Equity compensation plans not approved by security holders:
None	—	—	—
Total	4,360,529	$19.64	2,639,418

(1)	Restricted Stock Units are not included in the calculation of the weighted-average exercise price of outstanding options, warrants and rights.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
2017 Registration Rights Agreement
In connection with our emergence from bankruptcy, we entered into a registration rights agreement with certain of our creditors and their affiliates who became Company stockholders upon our emergence from bankruptcy, pursuant to which we provide them certain “demand” registration rights and customary “piggyback” registration rights. The registration rights agreement also provides that we will pay certain expenses relating to such registrations and indemnify the registration rights holders against (or make contributions in respect of) certain liabilities which may arise under the Securities Act.
Arrangements Involving the Company’s Current Directors
Stanley J. Sutula, III is a director and he is Executive Vice President and Chief Financial Officer of Pitney Bowes Inc., a business-to-business provider of equipment, software and services. During fiscal 2018, sales of the Company’s products and services to Pitney Bowes Inc. were approximately $160,000 and the Company purchased de minimis amounts of goods and services from Pitney Bowes Inc.
Arrangements Involving the Company’s Post-Emergence Former Directors and Former Executive Officers
Laurent Philonenko is a Senior Vice President of the Company and in fiscal 2018 he was a Section 16 Officer from December 18, 2017 until August 23, 2018. Mr. Philonenko served as an Advisor to Koopid, Inc., a software development company specializing in mobile communications, from February 2017 until January 2018. In fiscal 2018, the Company purchased goods and services from Koopid, Inc. of approximately $620,000.

Ronald A. Rittenmeyer was a director of the Company before and following the Emergence Date, until his resignation as a director of the Company which was effective as of April 30, 2018. While he was a director of the Company, he served as Executive Chairman on the board of directors of Tenet Healthcare Corporation (“Tenet Healthcare”), a healthcare services company. In fiscal 2018, sales of the Company’s products and services to Tenet Healthcare were approximately $1.1 million.
Arrangements Involving the Company’s Former Sponsors and/or their Affiliates
The Company was formed in 2007 by affiliates of two private equity firms, Silver Lake Partners (“Silver Lake”) and TPG Capital (“TPG”, together with Silver Lake, the “Sponsors”). Our affiliations with the Sponsors terminated upon our emergence from bankruptcy.
In connection with the Sponsors’ acquisition of Avaya Inc. through Avaya Holdings Corp. in a transaction that was completed on October 26, 2007, we entered into certain stockholder agreements and registration rights agreements with the Sponsors and various co-investors. Each of these arrangements was terminated in connection with our emergence from bankruptcy. In addition, we entered into a management services agreement with affiliates of the Sponsors, which terminated upon our emergence from bankruptcy. In fiscal 2018, we paid $200,000 under the management services agreement, all of which was related to expense reimbursement.
Transactions with Other Sponsor Portfolio Companies
The Sponsors are private equity firms that have investments in companies that do business with Avaya. From October 1, 2017 through the Emergence Date on December 15, 2017, the Company recorded $10 million associated with sales of the Company’s products and services to companies in which one or both of the Sponsors had investments. From October 1, 2017 through the Emergence Date on December 15, 2017, the Company purchased goods and services of $15 million from companies in which one or both of the Sponsors had investments.
Arrangements Involving the Company’s Pre-Emergence Directors
Charles Giancarlo was a director of the Company immediately prior to the Emergence Date and he served in this capacity as a director designated by Silver Lake.
John W. Marren was a director of the Company immediately prior to the Emergence Date and he served in this capacity as a director designated by TPG.
Afshin Mohebbi was a director of the Company immediately prior to the Emergence Date and he held the position of Senior Advisor of TPG.
Greg Mondre was a director of the Company immediately prior to the Emergence Date and he served in this capacity as a director designated by Silver Lake. He held the positions of Managing Partner and Managing Director of Silver Lake. Mr. Mondre was related to the former Vice Chairman and Co-Chief Executive Officer of C3/Customer Contact Channels Holdings L.P. (“C3 Holdings”), a provider of outsourced customer management solutions. In fiscal 2018, sales of the Company’s products and services to C3 Holdings were $356,000.
Gary B. Smith was a director of the Company immediately prior to the Emergence Date and he served as President, Chief Executive Officer and director of Ciena Corporation ("Ciena"), a network infrastructure company. In fiscal 2018, sales of the Company's products and services to Ciena were $514,000.
Related Party Transaction Policy
In December 2017, our Board adopted written procedures for the review, approval and/or ratification of all transactions between the Company and certain “related persons,” such as our executive officers, directors and owners of more than 5% of our voting securities.
The procedures give our Audit Committee the power to approve or disapprove existing and potential related party transactions involving our directors and our Section 16 Officers. Upon becoming aware of an existing or potential related party transaction, the Audit Committee is required to conduct a full inquiry into the facts and circumstances concerning that transaction and to determine the appropriate actions, if any, for the Company to take. In reviewing a transaction, the Audit Committee considers relevant facts and circumstances, including, but not limited to, whether the transaction is in the best interests of the Company and its stockholders, whether the terms are consistent with a transaction available on an arms-length basis and whether the transaction is in the Company’s ordinary course of business. At the discretion of the Audit Committee, consideration of a related party transaction may be submitted to the Board. A director who is the subject of a potential related party transaction is not permitted to vote in the decision-making process of the Audit Committee or Board, as applicable, relating to what actions, if any, shall be taken by us in light of that transaction.
All related party transactions identified above that occurred during fiscal 2018 or that are currently proposed which required approval and/or ratification through the procedures described above were subject to such review procedures (other than those listed above under the heading “Transactions with Other Sponsor Portfolio Companies” which were transacted in the ordinary course of the Company’s business).
Director Independence
Among other considerations, the Board values independent board oversight as an essential component of strong corporate performance. On at least an annual basis, the Board undertakes a review of the independence of each director and considers whether any director has a material relationship with Avaya. The Board evaluates each director under the independence rules of the NYSE, our Corporate Governance Guidelines (which may be found under “Corporate Governance” in the Investor Relations section of our website at https://investors.avaya.com/corporate-governance/governance-policies) and the audit committee independence requirements of the SEC. The referenced information on the Investor Relations section of our website in not a part of this Fiscal 2018 Form 10-K.
The NYSE rules require listed company boards to have at least a majority of independent directors. Based on its evaluation, our Board determined that each of Messrs. Scholl, Sutula, Vogel and Watkins and Ms. Spradley, representing five of Avaya’s seven directors, are independent directors as defined under the NYSE rules. There is currently one vacancy on the Board and Mr. Chirico, who serves as our President and CEO, is the only current member of the Board who is not independent.

Item 14.	Principal Accountant Fees and Services
Principal Accountant Fees and Services
The following table provides information regarding the fees for the audit and other services provided by PricewaterhouseCoopers LLP for the fiscal years ended September 30, 2018 and 2017:

	Fiscal Years Ended September 30,
(In thousands)	2018	2017
Audit Fees	$17,709	$17,896
Audit-Related Fees	1,315	339
Tax Fees	1,102	1,118
All Other Fees	4,588	9,125
Total Fees	$24,714	$28,478
Audit Fees
Audit fees consist of fees for professional services rendered for the audit of our annual consolidated financial statements and the review of our quarterly consolidated financial statements. Audit fees also include services that are typically provided by the independent registered public accounting firm in connection with statutory audit and regulatory filings.
Audit-Related Fees
Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees under this category include due diligence services and consultation and review in connection with the adoption of new accounting policies.
Tax Fees
Tax fees consist of fees for services to support the compliance with and filing of direct and indirect tax returns for our international subsidiaries and certain due diligence and consulting services.
All Other Fees
All other fees consist of fees for other permitted services including, but not limited to, advisory services.
Pre-Approval Policies and Procedures
Our Audit Committee pre-approves all audit and non-audit services provided by our independent registered public accounting firm. Our Audit Committee may delegate authority to one or more members of the Audit Committee to provide such pre-approvals, provided that such approvals are presented to the Audit Committee at a subsequent meeting. This policy is set forth in the charter of the Audit Committee and available under “Corporate Governance” in the Investor Relations section of our website at https://investors.avaya.com/corporate-governance/governance-policies. The referenced information on the Investor Relations section of our website is not a part of this Fiscal 2018 Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (3)	Exhibits - The following exhibits are filed with this Amendment:

Exhibit Number	Exhibit Description
31.1	Certification of James M. Chirico, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Patrick J. O'Malley, III pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 25, 2019.

AVAYA HOLDINGS CORP.

By:	/s/ L. DAVID DELL'OSSO
Name:	L. David Dell'Osso
Title:	Vice President, Controller & Chief Accounting Officer