Form 10-Q
period 2018-12-31
Avaya Holdings Corp.
filed 2019-02-15
CIK 1418100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-38289

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of January 31, 2019, 110,695,523 shares of Common Stock, $.01 par value, of the registrant were outstanding.

When we use the terms “we,” “us,” “our,” “Avaya” or the “Company,” we mean Avaya Holdings Corp., a Delaware corporation, and its consolidated subsidiaries taken as a whole, unless the context otherwise indicates.
This Quarterly Report on Form 10-Q contains the registered and unregistered trademarks or service marks of Avaya and are the property of Avaya Holdings Corp. and/or its affiliates. This Quarterly Report on Form 10-Q also contains additional trade names, trademarks or service marks belonging to us and to other companies. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
Avaya Holdings Corp.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Successor		Predecessor
	Three months ended December 31, 2018	Period from December 16, 2017 through December 31, 2017	Period from October 1, 2017 through December 15, 2017

REVENUE
Products	$324	$71	$253
Services	414	77	351
	738	148	604
COSTS
Products:
Costs	115	33	84
Amortization of technology intangible assets	43	7	3
Services	173	30	155
	331	70	242
GROSS PROFIT	407	78	362
OPERATING EXPENSES
Selling, general and administrative	257	50	264
Research and development	53	9	38
Amortization of intangible assets	40	7	10
Restructuring charges, net	7	10	14
	357	76	326
OPERATING INCOME	50	2	36
Interest expense	(60)	(9)	(14)
Other income (expense), net	22	(2)	(2)
Reorganization items, net	—	—	3,416
INCOME (LOSS) BEFORE INCOME TAXES	12	(9)	3,436
(Provision for) benefit from income taxes	(3)	246	(459)
NET INCOME	$9	$237	$2,977
NET INCOME PER SHARE
Basic	$0.08	$2.16	$5.19
Diluted	$0.08	$2.15	$5.19
Weighted average shares outstanding
Basic	110.3	109.8	497.3
Diluted	111.2	110.3	497.3

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(In millions)

	Successor		Predecessor
	Three months ended December 31, 2018	Period from December 16, 2017 through December 31, 2017	Period from October 1, 2017 through December 15, 2017

Net income	$9	$237	$2,977
Other comprehensive (loss) income:
Pension, post-retirement and postemployment benefit-related items, net of income taxes $(58) for the period from October 1, 2017 through December 15, 2017	—	—	655
Cumulative translation adjustment	1	(13)	3
Change in interest rate swaps, net of income taxes of $7 for the three months ended December 31, 2018	(21)	—	—
Other comprehensive (loss) income	(20)	(13)	658
Elimination of Predecessor Company accumulated other comprehensive loss	—	—	790
Total comprehensive (loss) income	$(11)	$224	$4,425
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share and share amounts)

	December 31, 2018	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$743	$700
Accounts receivable, net	327	377
Inventory	68	81
Contract assets	120	—
Contract costs	118	—
Other current assets	106	170
TOTAL CURRENT ASSETS	1,482	1,328
Property, plant and equipment, net	239	250
Deferred income taxes, net	28	29
Intangible assets, net	3,149	3,234
Goodwill	2,764	2,764
Other assets	97	74
TOTAL ASSETS	$7,759	$7,679
LIABILITIES
Current liabilities:
Debt maturing within one year	$29	$29
Accounts payable	295	266
Payroll and benefit obligations	121	145
Contract liabilities	482	484
Business restructuring reserve	50	51
Other current liabilities	152	148
TOTAL CURRENT LIABILITIES	1,129	1,123
Non-current liabilities:
Long-term debt, net of current portion	3,095	3,097
Pension obligations	652	671
Other post-retirement obligations	177	176
Deferred income taxes, net	161	140
Business restructuring reserve	43	47
Other liabilities	370	374
TOTAL NON-CURRENT LIABILITIES	4,498	4,505
TOTAL LIABILITIES	5,627	5,628
Commitments and contingencies (Note 19)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 55,000,000 shares authorized, no shares issued or outstanding at December 31, 2018 and September 30, 2018	—	—
Common stock, $0.01 par value; 550,000,000 shares authorized; 110,708,203 shares issued and 110,695,523 shares outstanding at December 31, 2018; and 110,218,653 shares issued and 110,012,790 shares outstanding at September 30, 2018	1	1
Additional paid-in capital	1,745	1,745
Retained earnings	388	287
Accumulated other comprehensive (loss) income	(2)	18
TOTAL STOCKHOLDERS' EQUITY	2,132	2,051
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,759	$7,679

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)
(In millions)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of September 30, 2018 (Successor)	110.2	$1	$1,745	$287	$18	$2,051
Issuance of common stock under the equity incentive plan	0.8					—
Shares repurchased and retired for tax withholding on vesting of restricted stock units	(0.3)		(6)			(6)
Amortization of share-based compensation			6			6
Adjustment for adoption of new accounting standard (Note 2)				92		92
Net income				9		9
Other comprehensive loss					(20)	(20)
Balance as of December 31, 2018 (Successor)	110.7	$1	$1,745	$388	$(2)	$2,132

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' (Deficit) Equity
Balance as of September 30, 2017 (Predecessor)	494.8	$—	$2,389	$(5,954)	$(1,448)	$(5,013)
Amortization of share-based compensation			3			3
Accrued dividends on Series A preferred stock			(2)			(2)
Accrued dividends on Series B preferred stock			(4)			(4)
Reclassifications to equity awards on redeemable shares			1			1
Net income				2,977		2,977
Other comprehensive income					658	658
Balance as of December 15, 2017 (Predecessor)	494.8	$—	$2,387	$(2,977)	$(790)	$(1,380)
Cancellation of Predecessor equity	(494.8)	—	(2,387)	2,977	790	1,380
Balance as of December 15, 2017 (Predecessor)	—	$—	$—	$—	$—	$—

Balance as of December 15, 2017 (Predecessor)	—	$—	$—	$—	$—	$—
Issuance of Successor common stock
Common stock issued for settlement of Predecessor debt	103.9	1	1,575			1,576
Common stock issued for Pension Benefit Guaranty Corporation	6.1	—	92			92
Balance as of December 15, 2017 (Predecessor)	110.0	$1	$1,667	$—	$—	$1,668

Balance as of December 16, 2017 (Successor)	110.0	$1	$1,667	$—	$—	$1,668
Issuance of common stock under the equity incentive plan	—					—
Amortization of share-based compensation			1			1
Net income				237		237
Other comprehensive loss					(13)	(13)
Balance as of December 31, 2017 (Successor)	110.0	$1	$1,668	$237	$(13)	$1,893
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Successor		Predecessor
	Three months ended December 31, 2018	Period from December 16, 2017 through December 31, 2017	Period from October 1, 2017 through December 15, 2017

OPERATING ACTIVITIES:
Net income	$9	$237	$2,977
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	117	22	31
Share-based compensation	6	1	—
Amortization of debt issuance costs	4	—	—
Accretion of debt discount	1	—	—
Deferred income taxes, net	(2)	(245)	455
Change in fair value of emergence date warrants	(18)	5	—
Unrealized loss (gain) on foreign currency transactions	14	(4)	—
Other non-cash charges, net	—	1	—
Reorganization items:
Net gain on settlement of Liabilities subject to compromise	—	—	(1,778)
Payment to Pension Benefit Guaranty Corporation	—	—	(340)
Payment to pension trust	—	—	(49)
Payment of unsecured claims	—	—	(58)
Fresh start adjustments, net	—	—	(1,697)
Non-cash and financing related reorganization items, net	—	—	26
Changes in operating assets and liabilities:
Accounts receivable	49	(21)	40
Inventory	(11)	2	—
Contract assets	(43)	—	—
Contract costs	(7)	—	—
Accounts payable	26	27	(40)
Payroll and benefit obligations	(37)	(22)	16
Business restructuring reserve	(4)	(3)	(7)
Contract liabilities	21	44	28
Other assets and liabilities	(39)	(4)	(18)
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	86	40	(414)
INVESTING ACTIVITIES:
Capital expenditures	(21)	(2)	(13)
Other investing activities, net	(1)	—	—
NET CASH USED FOR INVESTING ACTIVITIES	(22)	(2)	(13)
FINANCING ACTIVITIES:
Proceeds from Term Loan Credit Agreement	—	—	2,896
Repayment of debtor-in-possession financing	—	—	(725)
Repayment of first lien debt	—	—	(2,061)
Repayment of long-term debt, including adequate protection payments	(7)	—	(111)
Debt issuance costs	—	—	(97)
Payments related to sale-leaseback transactions	(4)	—	(4)
Other financing activities, net	(7)	—	—
NET CASH USED FOR FINANCING ACTIVITIES	(18)	—	(102)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3)	3	(2)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	43	41	(531)
Cash, cash equivalents, and restricted cash at beginning of period	704	435	966
Cash, cash equivalents, and restricted cash at end of period	$747	$476	$435
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Background and Basis of Presentation
Background
Avaya Holdings Corp. (the "Parent" or "Avaya Holdings"), together with its consolidated subsidiaries (collectively, the “Company” or “Avaya”), is a global leader in digital communications products, solutions and services for businesses of all sizes. Avaya builds open, converged and innovative solutions to enhance and simplify communications and collaboration in the cloud, on-premises or a hybrid of both. The Company's global team of professionals delivers services from initial planning and design, to implementation and integration, to ongoing managed operations, optimization, training and support. Currently, the Company manages its business operations in two segments, Products & Solutions and Services. The Company sells directly through its worldwide sales force and indirectly through its global network of channel partners, including distributors, service providers, dealers, value-added resellers, system integrators and business partners that provide sales and services support.
Basis of Presentation
Avaya Holdings has no material assets or standalone operations other than its ownership of Avaya Inc. and its subsidiaries. The accompanying unaudited interim Condensed Consolidated Financial Statements as of December 31, 2018 and for the three months ended December 31, 2018, the period from December 16, 2017 through December 31, 2017, and the period from October 1, 2017 through December 15, 2017, reflect the operating results of Avaya Holdings and its consolidated subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements, and should be read in conjunction with the Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2018, included in the Company's Form 10-K filed with the SEC on December 21, 2018. In management's opinion, these unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary to state fairly the results of operations, financial position and cash flows for the periods indicated. The condensed consolidated results of operations for the interim periods reported are not necessarily indicative of the results for the entire fiscal year.
Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. These estimates include assessing the collectability of accounts receivable, sales returns and allowances, the use and recoverability of inventory, the realization of deferred tax assets, business restructuring reserves, pension and post-retirement benefit costs, the fair value of equity compensation, the fair value of assets and liabilities in connection with fresh start accounting as well as those acquired in business combinations, the recoverability of long-lived assets, useful lives and impairment of tangible and intangible assets including goodwill, the amount of exposure from potential loss contingencies, and fair value measurements, among others. The markets for the Company's products are characterized by intense competition, rapid technological development and frequent new product introductions, all of which could affect the future recoverability of the Company's assets. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates.
During the three months ended December 31, 2018, the Company recorded an out-of-period adjustment to correct sales and marketing expense. The impact resulted in a $5 million increase to Selling, general and administrative expense and a decrease to net income of $3 million for the three months ended December 31, 2018. Management concluded that the correction was not material to previously issued consolidated financial statements and to the three months ended December 31, 2018.
The accompanying Condensed Consolidated Financial Statements of the Company have been prepared on a basis that assumes that the Company will continue as a going concern and contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.
On January 19, 2017 (the “Petition Date”), Avaya Holdings, together with certain of its affiliates, namely Avaya CALA Inc., Avaya EMEA Ltd., Avaya Federal Solutions, Inc., Avaya Holdings LLC, Avaya Holdings Two, LLC, Avaya Inc., Avaya Integrated Cabinet Solutions Inc. (n/k/a Avaya Integrated Cabinet Solutions LLC), Avaya Management Services Inc., Avaya Services Inc., Avaya World Services Inc., Octel Communications LLC, Sierra Asia Pacific Inc., Sierra Communication International LLC, Technology Corporation of America, Inc., Ubiquity Software Corporation, VPNet Technologies, Inc. and Zang, Inc. (n/k/a Avaya Cloud Inc.) (the “Debtors”), filed voluntary petitions for relief (the “Bankruptcy Filing”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court"). The cases were jointly administered as Case No. 17-10089 (SMB). The Bankruptcy Court confirmed the Company's Second Amended Joint Chapter 11 Plan of Reorganization of Avaya Inc. and its Debtor Affiliates filed on October 24, 2017 (the "Plan of Reorganization") on November 28, 2017. Confirmation of the plan resulted in the discharge of certain claims against the Company that arose before the Petition Date and terminated all rights and interests of equity security holders as provided for in the Plan of Reorganization. The Debtors operated their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 of the Bankruptcy Code and the orders of the Bankruptcy Court until the Plan of Reorganization was substantially consummated and they emerged from bankruptcy on December 15, 2017 (the "Emergence Date").
On the Emergence Date, the Company applied fresh start accounting, which resulted in a new basis of accounting and the Company becoming a new entity for financial reporting purposes. As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the Condensed Consolidated Financial Statements after the Emergence Date, are not comparable with the Condensed Consolidated Financial Statements on or before that date.
References to "Successor" or "Successor Company" relate to the financial position and results of operations of the reorganized Avaya Holdings after the Emergence Date. References to "Predecessor" or "Predecessor Company" refer to the financial position and results of operations of Avaya Holdings on or before the Emergence Date.
2. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” This standard clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company adopted this standard as of October 1, 2018 on a prospective basis. The adoption of this standard did not have an impact on the Company's Condensed Consolidated Financial Statements, however, the future impact of the standard will depend on the nature of any future acquisitions or dispositions made by the Company.
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” This standard requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard as of October 1, 2018 applying the retrospective transition method to each period presented. The adoption resulted in an increase of Net cash used for investing activities of $10 million and $21 million for the period from December 16, 2017 through December 31, 2017 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor), respectively.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This standard addresses the appropriate classification of certain cash flows as operating, investing, or financing. The Company adopted this standard as of October 1, 2018 applying the retrospective transition method to each accounting period presented. The adoption of the standard did not have a material impact on the Company's Condensed Consolidated Financial Statements.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)" ("ASC 606"). This standard superseded most of the previous revenue recognition guidance under GAAP and is intended to improve and converge with international standards the financial reporting requirements for revenue recognition. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. The Company adopted ASC 606 as of October 1, 2018 using the modified retrospective transition method applied to all open contracts with customers that were not completed as of September 30, 2018.
Upon adoption of ASC 606, sales that include professional services, are generally recognized as the services are performed as opposed to upon completion and acceptance of the project. When such arrangements include products, products revenue is generally recognized when the products are delivered as opposed to upon completion and acceptance of the project. Additionally, for cloud and managed services arrangements pursuant to which the customer purchases and owns the solution and Avaya provides the software as a service ("SaaS"), control of the software generally transfers to the customer and the related revenue is recognized, at the point-in-time the SaaS commences. Revenue recognition related to stand-alone product shipments, maintenance services, and certain cloud offerings remains substantially unchanged. In addition to the impacts on revenue recognition, the standard requires incremental contract acquisition costs (primarily sales commissions) to be capitalized and amortized on a systematic basis that is consistent with the transfer of goods or services to which the asset relates. These costs were formerly expensed as incurred. The impact of adopting ASC 606 is dependent upon contract-specific terms and the Company has chosen to use the allowed practical expedient whereby, incremental contract acquisition costs with an amortization period of one year or less are expensed as incurred.

On October 1, 2018, the beginning of fiscal 2019, the Company recorded a net increase to the opening Retained earnings balance of $92 million, net of tax, due to the cumulative impact of adopting ASC 606. The increase to Retained earnings included $93 million for the portion of the transaction price that would have been recognized as revenue under prior guidance (ASC "605"). These amounts will not be recognized as revenue in future periods and are primarily attributable to open contracts that contained professional services, both on a stand-alone basis and when sold together with hardware and software, for which revenue recognition was deferred until project completion under ASC 605.
The impact of the adoption of ASC 606 on the September 30, 2018 Condensed Consolidated Balance Sheet is as follows:

	September 30, 2018		October 1, 2018
(In millions)	As Reported	Adjustments	Upon Adoption of ASC 606
ASSETS
Accounts receivable, net	$377	$(1)	$376
Inventory	81	(24)	57
Contract assets	—	77	77
Contract costs	—	109	109
Other current assets	170	(66)	104
Property, plant and equipment, net	250	(1)	249
Deferred income taxes, net	29	(2)	27
Other assets	74	16	90

LIABILITIES
Contract liabilities	484	(16)	468
Other current liabilities	148	4	152
Deferred income taxes, net	140	28	168

STOCKHOLDERS' EQUITY
Retained earnings	287	92	379
For additional information refer to Note 3, "Revenue Recognition," for disclosures related to the adoption of ASC 606 and an updated accounting policy related to revenue recognition and contract costs.
Recent Standards Not Yet Effective
In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract." This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for the Company in fiscal year 2021, with early adoption permitted. The Company is currently assessing the impact the new guidance will have on its Condensed Consolidated Financial Statements.
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
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This standard, along with other guidance subsequently issued by the FASB, requires entities to estimate all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The standard also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. This standard is effective for the Company in the first quarter of fiscal 2021 on a prospective basis. The Company is currently evaluating the impact that the adoption of this standard may have on its Condensed Consolidated Financial Statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." The standard requires the recognition of assets and liabilities for all leases with lease terms of more than 12 months. Subsequently, the FASB issued other standards that clarified certain aspects of the standard, which is effective for the Company in the first quarter of fiscal 2020 with early adoption permitted. The Company is currently evaluating the method of adoption and the effect that the adoption of the standard may have on its Condensed Consolidated Financial Statements.
3. Revenue Recognition
On October 1, 2018, the Company adopted ASC 606 using the modified retrospective transition method. Accordingly, the impact of adoption is recorded as an adjustment to retained earnings as of October 1, 2018 and represents the difference between ASC 606 and ASC 605 applied to all open contracts with customers that were not completed as of September 30, 2018. Under the modified retrospective method, results for reporting periods beginning after September 30, 2018 are presented under ASC 606 while prior period financial information is not adjusted and continues to be reported in accordance with ASC 605. The Company elected to use the contract modification practical expedient whereby, all contract modifications for each contract before October 1, 2018 are aggregated and evaluated at the adoption date.
Impact of ASC 606 on Financial Statement Line Items
The impact of the adoption of ASC 606 by financial statement line item within the Condensed Consolidated Balance Sheet as of December 31, 2018 is as follows:

	December 31, 2018
(In millions)	As Reported	Adjustments	Without Adoption of ASC 606
ASSETS
Accounts receivable, net	$327	$2	$329
Inventory	68	28	96
Contract assets	120	(120)	—
Contract costs	118	(118)	—
Other current assets	106	83	189
Property, plant and equipment, net	239	1	240
Deferred income taxes, net	28	2	30
Other assets	97	(15)	82

LIABILITIES
Contract liabilities	482	23	505
Other current liabilities	152	(12)	140
Deferred income taxes, net	161	(28)	133

STOCKHOLDERS' EQUITY
Retained earnings	388	(120)	268

The impact of the adoption of ASC 606 by financial statement line item within the Condensed Consolidated Statement of Operations for the three months ended December 31, 2018 is as follows:

	Three Months Ended December 31, 2018
(In millions)	As Reported	Adjustments	Without Adoption of ASC 606
REVENUE
Products	$324	$(30)	$294
Services	414	(20)	394
	738	(50)	688
COSTS
Products:
Costs	115	(6)	109
Amortization of technology intangible assets	43	—	43
Services	173	(6)	167
	331	(12)	319
GROSS PROFIT	407	(38)	369
OPERATING EXPENSES
Selling, general and administrative	257	8	265
Research and development	53	—	53
Amortization of intangible assets	40	—	40
Restructuring charges, net	7	—	7
	357	8	365
OPERATING INCOME	50	(46)	4
Interest expense	(60)	—	(60)
Other income, net	22	—	22
INCOME (LOSS) BEFORE INCOME TAXES	12	(46)	(34)
(Provision for) benefit from income taxes	(3)	18	15
NET INCOME (LOSS)	$9	$(28)	$(19)
The adoption of ASC 606 did not impact net cash provided by or used for operating, investing, or financing activities within the Condensed Consolidated Statement of Cash Flows for the three months ended December 31, 2018.
Revenue Recognition Policy
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
In accordance with ASC 606, the Company accounts for a customer contract when both parties have approved the contract and are committed to perform their respective obligations, each party’s rights can be identified, payment terms can be identified, the contract has commercial substance and it is at least probable that the Company will collect the consideration to which it is entitled. Revenue is recognized upon the transfer of control of the promised products and services to customers. Judgment is required in instances where the Company’s contracts include multiple products and services to determine whether each should be accounted for as a separate performance obligation. The Company enters into contracts that include various combinations of products and services, each of which is generally capable of being distinct as well as distinct within the context of the contracts.
Customer contracts are typically made pursuant to purchase orders and statements of work based on master purchase or partner agreements. Invoicing typically occurs upon customer acceptance or monthly for a series of services. Payment is due based on the Company’s standard payment terms which is typically within 30 to 60 days of invoice issuance. The Company does not typically provide financing arrangements to customers. For certain services and customer types, customers will remit payment before the services are provided. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company determined that contracts do not include a significant financing component. The primary purpose of the invoicing terms is to provide customers with simplified and predictable ways of purchasing products and services, not to receive financing from or to provide financing to customers. Certain contracts include performance obligations accounted for as a series which also include variable consideration (primarily usage-based fees). For these arrangements, variable consideration is not estimated and allocated to the entire performance obligation, rather the variable fees are recognized in the period in which the usage occurs in accordance with the "right to invoice" practical expedient.
The total transaction price for each contract is determined based on the total consideration specified in the contract, including variable consideration such as sales incentives and other discounts. The expected value method is generally used when estimating variable consideration, which typically reduces the total transaction price due to the nature of the elements to which the variable consideration relates. These estimates reflect the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying patterns. The Company excludes from the transaction price all taxes assessed by governmental authorities that are both (i) imposed on and concurrent with a specific revenue-producing transaction and (ii) collected from customers. Accordingly, such tax amounts are not included as a component of net sales or cost of sales. The expected value method requires judgment and considers multiple factors that may vary over time depending upon the unique facts and circumstances related to each performance obligation. Depending on the facts and circumstances, a change in variable consideration estimate will either be accounted for at the contract level or using the portfolio method, in accordance with the prescribed practical expedient. Reserves for contractual stock rotation rights to channel partners to support the management of inventory and certain other sales incentives are determined using the portfolio method. The Company also considers the customers’ rights of return in determining the transaction price where applicable.
The Company allocates the transaction price to each performance obligation based on its relative standalone selling price and recognizes revenue as each performance obligation is satisfied. Judgment is required to determine the standalone selling price for each distinct performance obligation. The Company uses a range of selling prices to estimate standalone selling price when each of the products and services is sold separately. The Company typically has more than one standalone selling price for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, the Company may use information such as the size of the customer and geographic region in determining the standalone selling price. In instances where standalone selling price is not directly observable, such as when we do not sell the product or service separately, the Company determines the standalone selling price using information that may include market conditions and other observable inputs.
Amounts billed to customers for shipping and handling activities are considered contract fulfillment activities and not a separate performance obligation of the contract. Shipping and handling fees are recorded as revenue and the related cost is a cost to fulfill the contract.
Contract modifications are accounted for as separate contracts if the additional products and services are distinct and priced at standalone selling prices. If the additional products and services are distinct, but not priced at standalone selling prices, the modification is treated as a termination of the existing contract and the creation of a new contract. Lastly, if the additional products and services are not distinct within the context of the contract, the modification is combined with the original contract and either an increase or decrease in revenue is recognized on the modification date.
Software
The Company’s software licenses provide users with access to capabilities such as voice, video, conferencing, messaging and collaboration. Software licenses also add functionality to the Company’s hardware. The Company’s software licenses for on-premise customer software provide the customer with a right to use the software as it exists when it is made available to the customer and are accounted for as distinct performance obligations. The Company’s software licenses are sold through both direct and indirect channels with terms that are either perpetual or time based, both of which provide the end-user with the same functionality. The main difference between perpetual and term licenses is the duration over which the customer benefits from the software. Revenue from on-premise customer software licenses is generally recognized at the point-in-time the software is made available to the customer, via direct sale to the end-user or indirect sale to a channel partner, based on the fixed minimum revenue commitment under the arrangement. However, revenue cannot be recognized before the beginning of the period during which the customer can use and benefit from the license. In instances where the Company’s software licenses include a usage-based fee, revenue associated with the incremental usage is recognized at the point-in-time the incremental usage occurs.
Hardware
The Company’s hardware, phones, gateways, and servers, each of which has a stand-alone functionality, are generally considered distinct performance obligations. Hardware is sold through both direct and indirect channels and revenue is recognized at the point-in-time at which control of the product is transferred to the customer, via direct sale to the end-user or indirect sale to a channel partner, generally upon delivery, as defined in the contract.

Global Support Services
The Company’s global support services provide supplemental maintenance options to end-users in support of the Company’s products and solutions, including when and if available upgrade rights and maintenance for hardware. These services are typically accounted for as distinct performance obligations. Given that global support services consist of a series of distinct promises that are satisfied over time in the form of a single performance obligation comprised of a stand-ready obligation, these services are generally recognized ratably over the period during which the services are performed as customers simultaneously consume and receive benefits. Maintenance contracts typically have terms that range from one to five years.
Professional Services
The Company’s professional services include the design, implementation and development of communication solutions. Professional services are sold through the Company’s direct and indirect channels either on a stand-alone basis or with other hardware, software and services and are generally accounted for as distinct performance obligations. Revenue for professional services is generally recognized over time based on the cost of effort incurred to date relative to the total cost of effort expected to be incurred as customers simultaneously consume and receive benefits. Effort incurred generally represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contracts for professional services typically have terms that range from four to six weeks for simple engagements and from six months to one year for more complex engagements.
Cloud and Managed Services
The Company’s managed services provide additional support options to end-users on top of the Company’s supplemental maintenance services, including hardware support, help-desk routing and system monitoring services. The Company’s managed services are sold either on a stand-alone basis or together with the Company’s hardware, software and other services, and are generally accounted for as distinct performance obligations. The Company’s managed services are provided through both direct and indirect channels. Managed services consist of a series of distinct promises that are satisfied over time in the form of a single performance obligation comprised of a stand-ready obligation. Contracts for managed services typically have terms that range from one to five years.
The Company’s cloud offerings enable customers to take advantage of our technology via the cloud, on-premises, or a hybrid of both. The software that enables the core communications functionality is offered both as a sale of perpetual or time based licenses or through a SaaS. Cloud offerings can include supplemental maintenance and managed services and are sold through the Company’s direct and indirect channels.
Cloud and managed services offerings consist of a series of distinct promises that are satisfied over time as a single performance obligation and are generally recognized ratably over the period during which the services are performed as customers simultaneously consume and receive the benefits. The amount allocated to each performance obligation is based on the fixed contractual amount, which is recognized ratably over the period during which the services are performed as customers simultaneously consume and receive benefits. Variable consideration from incremental usage above the fixed fee is recognized at the point-in-time at which the usage occurs.
Warranties
The Company offers standard limited warranties that provide the customer with assurance that its products will function in accordance with contract specifications. The Company’s standard limited warranties are not sold separately but are included with each customer purchase. Warranties are not considered separate performance obligations, and therefore, warranty expense is accrued at the time the related revenue is recognized.
Disaggregation of Revenue
The following tables provide disaggregated revenue for the Company:

(In millions)	Three months ended December 31, 2018
REVENUE
Products & Solutions	$326
Services	422
Unallocated Amounts	(10)
$738

	Three months ended December 31, 2018
(In millions)	Products & Solutions	Services	Unallocated	Total
Revenue:
U.S.	$150	$251	$(7)	$394
International:
Europe, Middle East and Africa	106	94	(1)	199
Asia Pacific	38	41	(1)	78
Americas International - Canada and Latin America	32	36	(1)	67
Total International	176	171	(3)	344
Total revenue	$326	$422	$(10)	$738
Unallocated amounts represent the fair value adjustment to deferred revenue recognized upon emergence from bankruptcy and excluded from segment revenue.
Transaction Price Allocated to the Remaining Performance Obligations
Transaction price allocated to remaining performance obligations that are wholly or partially unsatisfied as of December 31, 2018 is $2.7 billion, of which 53% and 29% is expected to be recognized within 12 months and 13-24 months, respectively, with the remaining balance recognized thereafter. This excludes amounts for remaining performance obligations that are (1) for contracts recognized over time using the "right to invoice" practical expedient, (2) related to sales or usage based royalties promised in exchange for a license of intellectual property, and (3) related to variable consideration allocated entirely to a wholly unsatisfied performance obligation.
Contract Balances
The Company records a contract asset when revenue is recognized in advance of the right to bill, pursuant to customer contract terms. The contract asset decreases when the Company has the right to bill the customer which is generally triggered by the satisfaction of additional performance obligations or contract milestones. The Company records a contract liability when payment is received from the customer in advance of the Company satisfying a performance obligation and the contract liability is reduced as performance obligations are satisfied and revenue is recognized. The Company records the net contract asset or liability position for each customer contract.

The following table provides information about accounts receivable, contract assets and contract liabilities for the periods presented:

(In millions)	December 31, 2018	October 1, 2018	Increase (Decrease)

Accounts receivable, net	$327	$376	$(49)

Contract assets:
Current	$120	$77	$43
Non-current (Other assets)	3	3	—
	$123	$80	$43

Cost of obtaining a contract:
Current (Contract costs)	$80	$64	$16
Non-current (Other assets)	47	36	11
	$127	$100	$27

Cost to fulfill a contract:
Current (Contract costs)	$38	$45	$(7)

Contract liabilities:
Current	$482	$468	$14
Non-current (Other liabilities)	61	54	7
	$543	$522	$21
The change in contract assets and contract liabilities primarily results from the timing difference between the Company’s satisfaction of a performance obligation and the timing of the payment from the customer. Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional. The Company recognizes a contract asset when it transfers products and services to a customer in advance of scheduled billings. Contract assets decrease when the Company invoices the customer or the right to receive consideration is unconditional. The Company did not record any asset impairment charges related to contract assets during the three months ended December 31, 2018. Contract liabilities are recorded when the Company receives payment from the customer in advance of the Company’s completion of performance obligation(s). During the three months ended December 31, 2018, the Company recognized revenue of $242 million that had been recorded as a Contract liability at October 1, 2018.
Contract Costs
The Company capitalizes direct and incremental costs incurred to obtain and to fulfill a contract, such as sales commissions and products and services, respectively. These costs are recognized as an asset if the Company expects to recover them and are amortized consistent with the transfer to the customer of the underlying performance obligations. Costs to obtain a contract are amortized using the portfolio approach over the average term of the customer contracts, which corresponds to the period of benefit. Costs incurred to obtain a contract with an amortization period of one year or less are expensed as incurred, in accordance with the prescribed practical expedient. For the three months ended December 31, 2018, the Company recognized $22 million for amortization of costs to obtain customer contracts, of which $20 million was included in Selling, general and administrative expense and the remaining $2 million was a reduction to Revenue.
Contract fulfillment costs are recognized consistent with the transfer to the customer of the underlying performance obligations based on the specific contracts to which they relate. For the three months ended December 31, 2018, the Company recognized $14 million of contract fulfillment costs within Costs.
4. Business Combinations
Spoken Communications
On March 9, 2018 (the “Acquisition Date”), the Company acquired Intellisist, Inc. (“Spoken”), a United States-based private technology company, which provides cloud-based Contact Center as a Service ("CCaaS") solutions and customer experience management and automation applications. The total purchase price was $172 million, consisting of $157 million in cash, $14 million in contingent consideration and a $1 million settlement of Spoken’s net payable to the Company which mainly related to services provided by the Company to Spoken under a co-development partnership prior to the acquisition.
Upon the achievement of three specified performance targets ("Earn-outs"), the Company may be required to pay up to $16 million of contingent consideration to Spoken's former owners and employees and up to $4 million in discretionary earn-out bonuses ("Earn-out Bonuses") to Spoken employees who have contributed to the achievement of the Earn-outs. The fair value of the Earn-outs at the Acquisition Date was $14 million, which was calculated using a probability-weighted discounted cash flow model and is remeasured to fair value at each subsequent reporting period. The Earn-out Bonuses, which are intended to incentivize remaining employees to assist in achieving the Earn-outs, are excluded from the acquisition consideration and are recognized as compensation expense in the Company's Condensed Consolidated Financial Statements ratably over the estimated Earn-out periods. As of December 31, 2018, the fair value of the Earn-out liability, including interest accretion and changes in the probability of achieving the Earn-outs, was $16 million. As of December 31, 2018, two of the three Earn-out targets were achieved, with completion of the third Earn-out target expected during the remainder of fiscal 2019. As of December 31, 2018, the Earn-out liability and accrued Earn-out Bonuses related to the targets that were achieved were $11 million and $2 million, respectively. These amounts are expected to be paid by the Company during the remainder of fiscal 2019.
In connection with this acquisition, the Company recorded goodwill of $116 million, which has been assigned to the Products & Solutions segment, identifiable intangible assets with a fair value of $64 million, and other net liabilities of $8 million. The goodwill recognized is attributable primarily to the potential that the Spoken technology, cloud platform and assembled workforce will accelerate the Company's growth in cloud-based solutions. The Company has determined that the goodwill is not deductible for tax purposes.
The acquired intangible assets of $64 million included technology and patents of $56 million with a weighted average useful life of 4.9 years, $5 million of in-process research and development ("IPR&D") activities, which are considered indefinite lived until projects are completed or abandoned, and customer relationships of $3 million with a weighted average useful life of 7.5 years. During the three months ended December 31, 2018, certain IPR&D activities have been completed and are being amortized over a weighted average useful life of 5.0 years.
Spoken became a wholly-owned subsidiary of the Company on March 9, 2018. The Company's Condensed Consolidated Financial Statements reflect the financial results of the operations of Spoken beginning on March 9, 2018. Spoken’s revenue and operating loss included in the Company’s results for the three months ended December 31, 2018, was $3 million and $8 million, respectively.
5. Goodwill and Intangible Assets
Goodwill
Goodwill is not amortized but is subject to periodic testing for impairment in accordance with GAAP at the reporting unit level, which is one level below the Company’s operating segments. The Company has five reporting units, all of which are subject to impairment testing annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
The Company determined that no events occurred or circumstances changed during the three months ended December 31, 2018 that would more likely than not reduce the fair value of any of the Company's reporting units below their respective carrying amounts. However, if conditions deteriorate or there is a change in the business, it may be necessary to record impairment charges in the future.
Intangible Assets
Intangible assets include technology and patents, customer relationships and trademarks and trade names. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets.
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
The Company determined that no events occurred or circumstances changed during the three months ended December 31, 2018 that would indicate that its finite-lived intangible assets may not be recoverable or that it is more likely than not that its indefinite-lived intangible assets are impaired. However, if conditions deteriorate or there is a change in the business, it may be necessary to record impairment charges in the future.

The Company's intangible assets consist of the following for the periods indicated:

(In millions)	Technology and Patents	Customer Relationships and Other Intangibles	Trademarks and Trade Names	Total
Balance as of December 31, 2018
Finite-lived intangible assets:
Cost	$961	$2,156	$43	$3,160
Accumulated amortization	(178)	(163)	(4)	(345)
Finite-lived intangible assets, net	783	1,993	39	2,815
Indefinite-lived intangible assets	2	—	332	334
Intangible assets, net	$785	$1,993	$371	$3,149
Balance as of September 30, 2018
Finite-lived intangible assets:
Cost	$959	$2,157	$43	$3,159
Accumulated amortization	(135)	(124)	(3)	(262)
Finite-lived intangible assets, net	824	2,033	40	2,897
Indefinite-lived intangible assets	5	—	332	337
Intangible assets, net	$829	$2,033	$372	$3,234
Amortization expense for the three months ended December 31, 2018 (Successor), the period from December 16, 2017 through December 31, 2017 (Successor), and the period from October 1, 2017 through December 15, 2017 (Predecessor), was $83 million, $14 million and $13 million, respectively.
6. Supplementary Financial Information
Condensed Consolidated Statements of Operations Information
The following table presents a summary of Other income (expense), net for the periods indicated:

	Successor		Predecessor
(In millions)	Three months ended December 31, 2018	Period from December 16, 2017 through December 31, 2017	Period from October 1, 2017 through December 15, 2017
OTHER INCOME (EXPENSE), NET
Interest income	$3	$—	$2
Foreign currency (losses) gains, net	(1)	2	—
Income from transition services agreement, net	—	—	3
Other pension and post-retirement benefit credits (costs), net	2	1	(8)
Change in fair value of emergence date warrants	18	(5)	—
Other, net	—	—	1
Total other income (expense), net	$22	$(2)	$(2)

A summary of Reorganization items, net for the periods indicated is presented in the following table:

	Successor		Predecessor
(In millions)	Three months ended December 31, 2018	Period from December 16, 2017 through December 31, 2017	Period from October 1, 2017 through December 15, 2017
REORGANIZATION ITEMS, NET
Net gain on settlement of Liabilities subject to compromise	$—	$—	$1,778
Net gain on fresh start adjustments	—	—	1,697
Bankruptcy-related professional fees	—	—	(56)
Other items, net	—	—	(3)
Reorganization items, net	$—	$—	$3,416
Cash payments for reorganization items	$—	$1	$2,524
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
Supplemental Cash Flow Information

	Successor		Predecessor
(In millions)	Three months ended December 31, 2018	Period from December 16, 2017 through December 31, 2017	Period from October 1, 2017 through December 15, 2017
OTHER PAYMENTS
Interest payments	$48	$—	$15
Income tax payments	$7	$2	$7

NON-CASH INVESTING ACTIVITIES
Increase in Accounts payable for Capital expenditures	$4	$1	$—
The following table presents a reconciliation of cash, cash equivalents, and restricted cash that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows for the periods presented:

	Successor			Predecessor
(In millions)	December 31, 2018	September 30, 2018	December 31, 2017	December 15, 2017	September 30, 2017
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$743	$700	$417	$366	876
Restricted cash included in other current assets	—	—	55	65	85
Restricted cash included in other assets	4	4	4	4	5
Total cash, cash equivalents, and restricted cash	$747	$704	$476	$435	966
As of December 31, 2017 (Successor) and December 15, 2017 (Predecessor), restricted cash in other current assets consisted primarily of funds held for bankruptcy-related professional fees and funds held related to the sale of the Company's Networking business in July 2017. As of September 30, 2017 (Predecessor), restricted cash in other current assets consisted primarily of cash that was drawn from term loans under the Debtor-in-Possession credit agreement to cash collateralize existing letters of credit.
7. Business Restructuring Reserves and Programs
For the three months ended December 31, 2018 (Successor), the period from December 16, 2017 through December 31, 2017 (Successor), and the period from October 1, 2017 through December 15, 2017 (Predecessor), the Company recognized restructuring charges of $7 million, $10 million, and $14 million, respectively. The restructuring charges include changes in estimates for increases and decreases in costs or changes in the timing of payments related to the restructuring programs of prior fiscal years. The Company's restructuring charges generally include separation charges which include, but are not limited to, termination payments, pension fund payments, and health care and unemployment insurance costs to be paid to, or on behalf of, the affected employees; and lease obligation charges. As the Company continues to evaluate opportunities to streamline its operations, it may identify cost savings globally and take additional restructuring actions in the future and the costs of those actions could be material. The Company does not allocate restructuring reserves to its operating segments.
Fiscal 2019 Restructuring Program
Recognized restructuring charges for the fiscal 2019 restructuring program included employee separation costs associated with employee severance actions primarily in the U.S. and Canada for which the related payments are expected to be completed by fiscal 2020.
The following table summarizes the components of the fiscal 2019 restructuring program for the three months ended December 31, 2018:

(In millions)	Employee Separation Costs	Lease Obligations	Total
Restructuring charges	$7	$—	$7
Cash payments	(1)	—	(1)
Balance as of December 31, 2018	$6	$—	$6
Fiscal 2018 Restructuring Program
Fiscal 2018 restructuring obligations include employee separation costs associated with employee severance actions primarily in Europe, Middle East and Africa ("EMEA"), the U.S. and Asia-Pacific ("APAC"), for which the related payments are expected to be completed by the beginning of fiscal 2025.
The following table summarizes the components of the fiscal 2018 restructuring program for the three months ended December 31, 2018:

(In millions)	Employee Separation Costs	Lease Obligations	Total
Balance as of September 30, 2018	$54	$—	$54
Cash payments	(5)	—	(5)
Impact of foreign currency fluctuations	(1)	—	(1)
Balance as of December 31, 2018	$48	$—	$48
Fiscal 2008 through 2017 Restructuring Programs
These obligations are primarily for costs associated with eliminating employee positions and exiting facilities. The payments related to the headcount reductions identified in those programs are expected to be substantially completed by fiscal 2023. Future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with the closing or consolidation of facilities are expected to continue through fiscal 2021.
The following table aggregates the remaining components of the fiscal 2008 through 2017 restructuring programs for the three months ended December 31, 2018:

(In millions)	Employee Separation Costs	Lease Obligations	Total
Balance as of September 30, 2018	$38	$6	$44
Cash payments	(4)	(1)	(5)
Balance as of December 31, 2018	$34	$5	$39

8. Financing Arrangements
The following table reflects principal amounts of debt and debt net of discounts and issuance costs for the periods presented:

	December 31, 2018		September 30, 2018
(In millions)	Principal amount	Net of discounts and issuance costs	Principal amount	Net of discounts and issuance costs
Term Loan Credit Agreement due December 15, 2024	$2,896	$2,864	$2,903	$2,870
Convertible 2.25% senior notes due June 15, 2023	350	260	350	256
Total debt	$3,246	3,124	$3,253	3,126
Debt maturing within one year		(29)		(29)
Long-term debt, net of current portion		$3,095		$3,097
Term Loan and ABL Credit Agreements
On December 15, 2017, Avaya Inc. entered into (i) the Term Loan Credit Agreement among Avaya Inc., as borrower, Avaya Holdings, the lending institutions from time to time party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent, which provided a $2,925 million term loan facility maturing on December 15, 2024 (the "Term Loan Credit Agreement") and (ii) the ABL Credit Agreement maturing on December 15, 2022, among Avaya Inc., as borrower, Avaya Holdings, the several other borrowers party thereto, the several lenders from time to time party thereto, and Citibank, N.A., as administrative agent and collateral agent, which provided a revolving credit facility consisting of a U.S. tranche and a foreign tranche allowing for borrowings of up to an aggregate principal amount of $300 million from time to time, subject to borrowing base availability (the "ABL Credit Agreement" and, together with the Term Loan Credit Agreement, the “Credit Agreements”). On June 18, 2018, the Company amended the Term Loan Credit Agreement to reduce interest rates and to reduce the London Inter-bank Offered Rate ("LIBOR") floor that existed under the original agreement from 1.00% to 0.00%.
For the three months ended December 31, 2018 and the period from December 16, 2017 through December 31, 2017, the Company recognized interest expense of $50 million and $9 million, respectively, related to the Term Loan Credit Agreement, including the amortization of discounts and issuance costs.
Under the terms of the ABL Credit Agreement, the Company can issue letters of credit up to $150 million. At December 31, 2018, the Company had issued and outstanding letters of credit and guarantees of $46 million. The aggregate additional principal amount that may be borrowed under the ABL Credit Agreement, based on the borrowing base less $46 million of outstanding letters of credit and guarantees, was $155 million at December 31, 2018 (Successor). As of December 31, 2018, the Company had no borrowings outstanding under the ABL.
Convertible Notes
On June 11, 2018, the Company issued its 2.25% Convertible Notes in an aggregate principal amount of $350 million (including the underwriters’ exercise in full of an over-allotment option of $50 million), which mature on June 15, 2023 (the “Convertible Notes”). The Convertible Notes were issued under an indenture, by and between the Company and the Bank of New York Mellon Trust Company N.A., as Trustee (the “Indenture”). For the three months ended December 31, 2018, the Company recognized interest expense of $6 million related to the Convertible Notes, which includes $4 million of amortization of the underwriting discount and issuance costs.
The net carrying amount of the Convertible Notes for the periods indicated was as follows:

(In millions)	December 31, 2018	September 30, 2018
Principal	$350	$350
Less:
Unamortized debt discount	(84)	(87)
Unamortized issuance costs	(6)	(7)
Net carrying amount	$260	$256
The weighted average contractual interest rate of the Company’s outstanding debt as of December 31, 2018 and September 30, 2018 was 6.5% and 6.4%, respectively. The effective interest rate for the Term Loan Credit Agreement as of December 31, 2018 was not materially different than its contractual interest rate including adjustments related to hedging. The effective interest rate for the Convertible Notes as of December 31, 2018 was 9.2% reflecting the separation of the conversion feature in equity. The effective interest rates include interest on the debt and amortization of discounts and issuance costs.

For the period from October 1, 2017 through December 15, 2017 (Predecessor), contractual interest expense of $94 million was not recorded as interest expense, as it was not an allowed claim under the Bankruptcy Filing.
As of December 31, 2018, the Company was not in default under any of its debt agreements.
Capital Lease Obligations
Included in Other liabilities is $27 million and $31 million of capital lease obligations, net of imputed interest as of December 31, 2018 and September 30, 2018, respectively.
The Company outsources certain delivery services associated with the Avaya private cloud business, which include the sale of specified assets owned by the Company, which are being leased-back by the Company and accounted for as a capital lease. As of December 31, 2018 and September 30, 2018, capital lease obligations associated with this agreement were $22 million and $26 million, respectively.
9. Derivative Instruments and Hedging Activities
The Company accounts for derivative financial instruments in accordance with FASB ASC Topic 815, "Derivatives and Hedging," ("ASC 815") and does not enter into derivatives for trading or speculative purposes.
Interest Rate Contracts
The Company, from time-to-time, enters into interest rate swap contracts as a hedge against changes in interest rates on its variable rate loans outstanding.
On May 16, 2018, the Company entered into interest rate swap agreements with six counterparties, which fixed a portion of the variable interest due under its Term Loan Credit Agreement (the "Swap Agreements"). Under the terms of the Swap Agreements, which mature on December 15, 2022, the Company pays a fixed rate of 2.935% and receives a variable rate of interest based on one-month LIBOR. As of December 31, 2018, the total notional amount of the six Swap Agreements was $1,800 million.
The Swap Agreements are designated as cash flow hedges as they are deemed highly effective as defined under ASC 815. As a result, the unrealized gains or losses on these contracts are initially recorded as Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets. As interest expense is recognized on the Term Loan Credit Agreement, the corresponding deferred gain or loss on the interest rate swaps is reclassified from Accumulated other comprehensive loss to Interest expense in the Condensed Consolidated Statements of Operations. Based on the amount in Accumulated other comprehensive loss at December 31, 2018, approximately $8 million would be reclassified into net income in the next twelve months as interest expense.
It is management's intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.
Emergence Date Warrants
In accordance with the Plan of Reorganization, the Company issued warrants to purchase 5,645,200 shares of Successor Company common stock to the holders of the Predecessor second lien obligations pursuant to a warrant agreement ("Emergence Date Warrants"). Each Emergence Date Warrant has an exercise price of $25.55 per share and expires December 15, 2022. The Emergence Date Warrants contain certain derivative features that require them to be classified as a liability and for changes in fair value of the liability to be recognized in earnings each reporting period. On November 14, 2018, the Company's Board of Directors approved a warrant repurchase program, authorizing the Company to repurchase the Emergence Date Warrants. None of the Emergence Date Warrants have been exercised or repurchased as of December 31, 2018.
The fair value of the Emergence Date Warrants was determined using a probability weighted Black-Scholes option pricing model. This model requires certain input assumptions including risk-free interest rates, volatility, expected life and dividend rates. Selection of these inputs involves significant judgment. The fair value of the Emergence Date Warrants as of December 31, 2018 and September 30, 2018 was determined using the input assumptions summarized below:

	December 31, 2018	September 30, 2018
Expected volatility	54.86%	50.14%
Risk-free interest rates	2.47%	2.90%
Expected remaining life (in years)	3.96	4.21
Price per share of common stock	$14.56	$22.14
In determining the fair value of the Emergence Date Warrants, the dividend yield was assumed to be zero as the Company does not anticipate paying dividends.
The following table summarizes the fair value of the Company's derivatives on a gross basis segregated between those that are designated as hedging instruments and those that are not designated as hedging instruments:

		December 31, 2018		September 30, 2018
(In millions)	Balance Sheet Caption	Asset	Liability	Asset	Liability
Derivatives Designated as Hedging Instruments:
Interest rate contracts	Other assets	$—	$—	$3	$—
Interest rate contracts	Other current liabilities	—	7	—	7
Interest rate contracts	Other liabilities	—	24	—	—
		—	31	3	7

Derivatives Not Designated as Hedging Instruments:
Emergence Date Warrants	Other liabilities	—	16	—	34
Total derivative fair value		$—	$47	$3	$41
The following table provides information regarding the location and amount of pre-tax losses for derivatives designated as cash flow hedges:

	Three months ended December 31, 2018
(In millions)	Interest Expense	Other Comprehensive (Loss) Income
Financial Statement Line Item in which Cash Flow Hedges are Recorded	$(60)	$(20)

Impact of cash flow hedging relationships:
Loss recognized in AOCI - on interest rate swaps	—	(31)
Interest expense from AOCI reclassified	(3)	3
The following table provides information regarding the pre-tax gains (losses) for derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Operations:

		Successor		Predecessor
		Three months ended December 31, 2018	Period from December 16, 2017 through December 31, 2017	Period from October 1, 2017 through December 15, 2017
(In millions)	Location of Derivative Pre-tax Gain (Loss)
Emergence Date Warrants	Other income (expense), net	$18	$(5)	$—
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

	December 31, 2018		September 30, 2018
(In millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the Condensed Consolidated Balance Sheet	$—	$47	$3	$41
Gross amount subject to offset in master netting arrangements not offset in the Condensed Consolidated Balance Sheet	—	—	(3)	(3)
Net amounts	$—	$47	$—	$38

10. Fair Value Measurements
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
Level 3: Inputs that are unobservable to the extent that observable inputs are not available for the asset or liability at the measurement date.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and September 30, 2018 were as follows:

	December 31, 2018				September 30, 2018
	Fair Value Measurements Using				Fair Value Measurements Using
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$2	$2	$—	$—	$2	$2	$—	$—
Interest rate contracts	—	—	—	—	3	—	3	—
Total assets	$2	$2	$—	$—	$5	$2	$3	$—

Liabilities:
Interest rate contracts	$31	$—	$31	$—	$7	$—	$7	$—
Spoken acquisition Earn-outs	16	—	—	16	15	—	—	15
Emergence Date Warrants	16	—	—	16	34	—	—	34
Total liabilities	$63	$—	$31	$32	$56	$—	$7	$49
Investments
Investments classified as Level 1 assets are priced using quoted market prices for identical assets in active markets that are observable. Investments are recorded in Other assets in the Condensed Consolidated Balance Sheets.
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

During the three months ended December 31, 2018 (Successor), the period from December 16, 2017 through December 31, 2017 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor), there were no transfers between Level 1 and Level 2, or into and out of Level 3.
The following table summarizes the activity for the Company's Level 3 liabilities measured at fair value on a recurring basis:

(In millions)	Emergence Date Warrants	Spoken Acquisition Earn-outs	Total
September 30, 2018	$34	$15	$49
Change in fair value(1)	(18)	1	(17)
December 31, 2018	$16	$16	$32
(1) Changes in fair value of the Emergence Date Warrants are included in Other income (expense), net. Changes in fair value of the Spoken acquisition Earn-outs are included in Selling, general and administrative expense.
Fair Value of Financial Instruments
The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, to the extent the underlying liability will be settled in cash, approximate carrying values because of the short-term nature of these instruments.
As of December 31, 2018 and September 30, 2018, the estimated fair value of the Convertible Notes was determined based on the quoted price of the Convertible Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2.
The estimated fair values of amounts borrowed under the Company's other financing arrangements at December 31, 2018 and September 30, 2018 were estimated based on a Level 2 input based on a market approach utilizing market-clearing data on the valuation date in addition to bid/ask prices.
The estimated fair values of the amounts borrowed under the Company’s financing agreements at December 31, 2018 and September 30, 2018 are as follows:

	December 31, 2018		September 30, 2018
(In millions)	Principal amount	Fair value	Principal amount	Fair value
Term Loan Credit Agreement due December 15, 2024	2,896	2,800	$2,903	$2,932
Convertible 2.25% senior notes due June 15, 2023	350	300	350	357
Total debt	$3,246	$3,100	$3,253	$3,289
11. Income Taxes
The Company's effective income tax rate for the three months ended December 31, 2018 differed from the U.S. federal tax rate primarily due to: (1) income and losses taxed at different foreign tax rates, (2) losses generated within certain foreign jurisdictions for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) non-U.S. withholding taxes on foreign earnings, (4) current period changes to unrecognized tax positions, (5) U.S. state and local income taxes, (6) the impact of the Tax Cuts and Jobs Act ("the Act") relating to Global Intangible Low-Taxed Income (“GILTI”) and Foreign-Derived Intangible Income (“FDII”), (7) a limitation on the deductibility of interest expense under IRC Section 163(j), and (8) foreign tax credits.
The Company's effective income tax rate for the period from December 16, 2017 through December 31, 2017 (Successor) differed from the U.S. federal tax rate primarily due to: (1) income and losses taxed at different foreign tax rates, (2) losses generated within certain foreign jurisdictions for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) non-U.S. withholding taxes on foreign earnings, (4) current period changes to unrecognized tax positions, (5) U.S. state and local income taxes, (6) an increase in estimated current year tax loss, which is eliminated as part of the attribute reduction related to the cancellation of indebtedness income ("CODI"), and (7) the impact of the Act.
The Company's effective income tax rate for the period from October 1, 2017 through December 15, 2017 (Predecessor) differed from the U.S. federal tax rate primarily due to: (1) income and losses taxed at different foreign tax rates, (2) losses generated within certain foreign jurisdictions for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) non-U.S. withholding taxes on foreign earnings, (4) current period changes to unrecognized tax positions, (5) U.S. state and local taxes, and (6) the impact of reorganization and fresh start adjustments.
The Company's U.S. federal net operating loss ("NOL") and tax credits have been eliminated due to the recognition of CODI in fiscal 2018.

During fiscal 2018, the Company centralized the management and ownership of certain intellectual property in a U.S. limited partnership, some of which was previously managed and owned by a Bermuda tax resident corporation. This action resulted in the utilization and recognition of previously unrecognized NOLs, the reversal of deferred tax liabilities established as part of fresh start accounting and the recognition of a deferred tax asset, cumulatively in the amount of $366 million.
On December 22, 2017, the Act was signed into law. The Act lowered the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. The Company has a September 30th tax year-end and therefore many of the tax law changes became effective in the first quarter of fiscal 2019. The Company has made a policy decision to treat GILTI income as a period cost. The Company benefits from the deduction attributable to FDII and has taxable income attributable to GILTI, both of which impact the effective tax rate. During the three months ended December 31, 2018, Avaya completed its analysis of the impact of the Act as required by Staff Accounting Bulletin No. 118 issued by the SEC on December 22, 2017.
12. Benefit Obligations
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
The components of the pension and post-retirement net periodic benefit cost (credit) for the periods indicated are provided in the table below:

	Successor		Predecessor(1)
(In millions)	Three months ended December 31, 2018	Period from December 16, 2017 through December 31, 2017	Period from October 1, 2017 through December 15, 2017
Pension Benefits - U.S.
Components of net periodic benefit (credit) cost
Service cost	$1	$—	$1
Interest cost	10	1	22
Expected return on plan assets	(15)	(2)	(38)
Amortization of actuarial loss	—	—	20
Net periodic benefit (credit) cost	$(4)	$(1)	$5

Pension Benefits - Non-U.S.
Components of net periodic benefit cost
Service cost	$2	$—	$2
Interest cost	2	—	3
Expected return on plan assets	—	—	(1)
Amortization of actuarial loss	—	—	2
Net periodic benefit cost	$4	$—	$6

Post-retirement Benefits - U.S.
Components of net periodic benefit cost
Interest cost	$3	$—	$3
Expected return on plan assets	(2)	—	(2)
Amortization of prior service cost	—	—	(3)
Amortization of actuarial loss	—	—	2
Net periodic benefit cost	$1	$—	$—
(1) Excludes Plan of Reorganization related settlements that were recorded in Reorganization items, net in the Condensed Consolidated Statements of Operations.
The service components of net periodic benefit cost (credit) were recorded similar to compensation expense, while all other components were recorded in Other income (expense), net.
The Company's general funding policy with respect to its U.S. qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations, or to directly pay benefits where appropriate. Contributions to U.S. pension plans were $9 million for the three months ended December 31, 2018, which represented the amounts required to satisfy the minimum statutory funding requirements in the U.S. For the remainder of fiscal 2019, the Company estimates that it will make contributions totaling $17 million to satisfy the minimum statutory funding requirements in the U.S.
Contributions to the non-U.S. pension plans were $4 million for the three months ended December 31, 2018. For the remainder of fiscal 2019, the Company estimates that it will make contributions totaling $21 million for its non-U.S. plans.
Most post-retirement medical benefits are not pre-funded. Consequently, the Company makes payments directly to the claims administrator as retiree medical benefit claims are disbursed. These payments are funded by the Company up to the maximum contribution amounts specified in the plan documents and contract with the Communications Workers of America and the International Brotherhood of Electrical Workers, and contributions from the participants, if required. During the three months ended December 31, 2018, the Company made payments for retiree medical and dental benefits of $3 million and received a $2 million reimbursement from the represented employees' post-retirement health trust related to payments in prior periods. The Company estimates it will make contributions for retiree medical and dental benefits totaling $11 million for the remainder of fiscal 2019.
13. Share-based Compensation
Successor
The Company has a share-based compensation plan under which non-employee directors, employees of the Company or any of its affiliates, and certain consultants and advisors may be granted stock options, restricted stock, restricted stock units ("RSUs"), performance awards and other forms of awards granted or denominated in shares of the Company's common stock, as well as certain cash-based awards. Share-based compensation awards granted to employees generally vest ratably over three years and awards granted to non-employee directors generally vest ratably over one year. As of the Emergence Date, forfeitures are accounted for as incurred.
Pre-tax share-based compensation expense for the three months ended December 31, 2018 and the period from December 16, 2017 through December 31, 2017 was $6 million and $1 million, respectively.
During the three months ended December 31, 2018, the Company granted 167,296 RSUs with a grant date fair value of $15.84 per RSU. There were 827,432 RSUs that vested during the three months ended December 31, 2018 with a grant date fair value of $15.16.
Predecessor
Prior to the Emergence Date, the Predecessor Company had granted share-based awards that were canceled upon emergence from bankruptcy. In conjunction with the cancellation, the Predecessor Company accelerated the unrecognized share-based compensation expense and recorded $3 million of compensation expense in the period from October 1, 2017 through December 15, 2017, principally reflected in Reorganization costs, net.
14. Capital Stock
Preferred Stock
The Company's certificate of incorporation authorizes it to issue up to 55,000,000 shares of preferred stock with a par value of $0.01 per share. As of December 31, 2018, there were no preferred shares issued or outstanding.
Common Stock
The Company's certificate of incorporation authorizes it to issue up to 550,000,000 shares of common stock with a par value of $0.01 per share. As of December 31, 2018, there were 110,708,203 shares issued and 110,695,523 shares outstanding with the remaining 12,680 shares distributable in accordance with the Plan of Reorganization.
On November 14, 2018, the Company's Board of Directors approved a warrant repurchase program, authorizing the Company to repurchase Emergence Date Warrants for an aggregate expenditure of up to $15 million. The repurchases may be made from time to time in the open market, through block trades or in privately negotiated transactions. The Company may adopt one or more purchase plans pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in order to implement the warrant repurchase program. The warrant repurchase program does not obligate the Company to purchase any warrants and may be terminated, increased or decreased by the Board of Directors in its discretion at any time. As of December 31, 2018, there were no warrant repurchases under the program.
15. Net Income Per Common Share
Basic earnings per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that would occur if equity awards granted under the Company's various share-based compensation plans were vested or exercised, if the Company's Convertible Notes or the warrants the Company sold to purchase up to 12.6 million shares of its common stock in connection with the issuance of the Convertible Notes ("Call Spread Warrants") were exercised, and/or if the Emergence Date Warrants were exercised, resulting in the issuance of common shares that would participate in the earnings of the Company.
The following table sets forth the calculation of net income attributable to common shareholders and the computation of basic and diluted earnings per share for the periods indicated:

	Successor		Predecessor
(In millions, except per share amounts)	Three months ended December 31, 2018	Period from December 16, 2017 through December 31, 2017	Period from October 1, 2017 through December 15, 2017
Net income per share:
Numerator
Net income	$9	$237	$2,977
Dividends and accretion to preferred stockholders	—	—	(6)
Undistributed earnings	9	237	2,971
Percentage allocated to common stockholders(1)	100.0%	100.0%	86.9%
Numerator for basic and diluted earnings per common share	$9	$237	$2,582

Denominator
Denominator for basic earnings per weighted average common shares	110.3	109.8	497.3
Effect of dilutive securities
Restricted stock units	0.9	0.5	—
Denominator for diluted earnings per weighted average common shares	111.2	110.3	497.3

Net income per common share
Basic	$0.08	$2.16	$5.19
Diluted	$0.08	$2.15	$5.19

(1) Basic weighted average common stock outstanding	110.3	109.8	497.3
Basic weighted average common stock and common stock equivalents (preferred shares)	110.3	109.8	572.4
Percentage allocated to common stock holders	100.0%	100.0%	86.9%
For the three months ended December 31, 2018, the Company excluded 1.1 million stock options, 0.4 million restricted stock units and 5.6 million Emergence Date Warrants from the diluted earnings per share calculation as their effect would have been anti-dilutive. The Company’s Convertible Notes and Call Spread Warrants were also excluded for the three months ended December 31, 2018 as discussed in more detail below. For the period from December 16, 2017 through December 31, 2017, the Company excluded 1.1 million stock options and 5.6 million Emergence Date Warrants from the diluted earnings per share calculation as their effect would have been anti-dilutive.
For purposes of considering the Convertible Notes in determining diluted earnings per share, the Company has the ability and current intent to settle conversions of the Convertible Notes through combination settlement by repaying the principal portion in cash and any excess of the conversion value over the principal amount (the “Conversion Premium”) in shares of the Company's common stock. Therefore, only the impact of the Conversion Premium will be included in diluted weighted average shares outstanding using the treasury stock method. Since the Convertible Notes were out of the money and anti-dilutive as of December 31, 2018, they were excluded from the diluted earnings per share calculation for the three months ended December 31, 2018. The Call Spread Warrants will not be considered in calculating diluted weighted average shares outstanding until the price per share of the Company’s common stock exceeds the strike price of $37.3625 per share. When the price per share of the Company’s common stock exceeds the strike price per share of the Call Spread Warrants, the effect of the additional shares that may be issued upon exercise of the Call Spread Warrants will be included in diluted weighted average shares outstanding using the treasury stock method.

16. Operating Segments
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
Summarized financial information relating to the Company's operating segments is shown in the following table for the periods indicated:

	Successor		Predecessor
(In millions)	Three months ended December 31, 2018	Period from December 16, 2017 through December 31, 2017	Period from October 1, 2017 through December 15, 2017
REVENUE
Products & Solutions	$326	$77	$253
Services	422	94	351
Unallocated Amounts (1)	(10)	(23)	—
	$738	$148	$604
GROSS PROFIT
Products & Solutions	$214	$49	$169
Services	255	70	196
Unallocated Amounts (2)	(62)	(41)	(3)
	407	78	362
OPERATING EXPENSES
Selling, general and administrative	257	50	264
Research and development	53	9	38
Amortization of intangible assets	40	7	10
Restructuring charges, net	7	10	14
	357	76	326
OPERATING INCOME	50	2	36
INTEREST EXPENSE, OTHER INCOME (EXPENSE), NET AND REORGANIZATION ITEMS, NET	(38)	(11)	3,400
INCOME (LOSS) BEFORE INCOME TAXES	$12	$(9)	$3,436

(1)	Unallocated amounts in Revenue represent the fair value adjustment to deferred revenue recognized upon emergence from bankruptcy and excluded from segment revenue.

(2)
Unallocated amounts in Gross Profit include the fair value adjustments recognized upon emergence from bankruptcy and excluded from segment gross profit; the effect of the amortization of technology intangibles; and costs that are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level.

17.	Accumulated Other Comprehensive (Loss) Income
The components of accumulated other comprehensive (loss) income for the periods indicated were as follows:

(In millions)	Change in Unamortized Pension, Post-retirement and Postemployment Benefit-related Items	Foreign Currency Translation	Unrealized Loss on Term Loan Interest Rate Swap	Other	Accumulated Other Comprehensive Income (Loss)
Balance as of September 30, 2018	$51	$(31)	$(2)	$—	$18
Other comprehensive income (loss) before reclassifications	—	1	(31)	—	(30)
Amounts reclassified to earnings	—	—	3	—	3
Benefit from income taxes	—	—	7	—	7
Balance as of December 31, 2018 (Successor)	$51	$(30)	$(23)	$—	$(2)

(In millions)	Change in Unamortized Pension, Post-retirement and Postemployment Benefit-related Items	Foreign Currency Translation	Unrealized Loss on Term Loan Interest Rate Swap	Other	Accumulated Other Comprehensive (Loss) Income
Balance as of September 30, 2017 (Predecessor)	$(1,375)	$(72)	$—	$(1)	$(1,448)
Other comprehensive (loss) income before reclassifications	(24)	3	—	—	(21)
Amounts reclassified to earnings	16	—	—	—	16
Pension settlement	721	—	—	—	721
Provision for income taxes	(58)	—	—	—	(58)
Balance as of December 15, 2017 (Predecessor)	(720)	(69)	—	(1)	(790)
Elimination of Predecessor Company Accumulated other comprehensive loss	720	69	—	1	790
Balance as of December 15, 2017 (Predecessor)	$—	$—	$—	$—	$—

Balance as of December 16, 2017 (Successor)	$—	$—	$—	$—	$—
Other comprehensive loss before reclassifications	—	(13)	—	—	(13)
Balance as of December 31, 2017 (Successor)	$—	$(13)	$—	$—	$(13)
The amounts reclassified out of accumulated other comprehensive income (loss) for the unamortized pension, post-retirement and postemployment benefit-related items are recorded in Other income (expense), net in the Condensed Consolidated Statement of Operations. The amounts reclassified out of accumulated other comprehensive income (loss) for the interest rate swaps are recorded in Interest expense in the Condensed Consolidated Statement of Operations.
18. Related Party Transactions
The Company's Board of Directors is comprised of seven directors, including the Company's Chief Executive Officer and six non-employee directors. As of December 31, 2018, the Company's Board of Directors had one vacancy.
Specific Arrangements Involving the Successor Company’s Current Directors and Executive Officers
William D. Watkins is a Director and Chair of the Board of Directors of Avaya Holdings and serves on the board of directors of Flex Ltd., an electronics design manufacturer. For the three months ended December 31, 2018 (Successor), the period from December 16, 2017 through December 31, 2017 (Successor), and the period from October 1, 2017 through December 15, 2017 (Predecessor), the Company purchased goods and services from subsidiaries of Flex Ltd. of $8 million, $2 million, and $6 million, respectively. As of December 31, 2018 (Successor) and September 30, 2018 (Successor), the Company had outstanding accounts payable due to Flex Ltd. of $8 million and $4 million, respectively.

19. Commitments and Contingencies
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
During the three months ended December 31, 2018 (Successor), the period from December 16, 2017 through December 31, 2017 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor), costs incurred in connection with the resolution of certain legal matters were $0 million, $0 million and $37 million, respectively.
Intellectual Property and Commercial Disputes
In January 2010, SAE Power Incorporated and SAE Power Company (collectively, “SAE”) filed a complaint in the New Jersey Superior Court asserting various claims including breach of contract, unjust enrichment, promissory estoppel and breach of the covenant of good faith and fair dealing arising out of Avaya’s relationship with SAE as a supplier of various power supply products. SAE has since asserted additional claims against Avaya for fraud, negligent misrepresentation, misappropriation of trade secrets and civil conspiracy. SAE seeks to recover for alleged losses stemming from Avaya’s termination of its power supply purchases from SAE, including for Avaya’s alleged disclosure of SAE’s alleged trade secret and/or confidential information to another power supply vendor. On July 19, 2016, the Court entered an order granting Avaya’s motion for partial summary judgment, dismissing certain of SAE’s claims regarding the alleged disclosure of trade secrets. In January 2017, the Company filed a Notice of Suggestion of Pendency of Bankruptcy, which informed the Court of the Company’s voluntary bankruptcy petition filing and stay of proceedings. SAE filed a proof of claim in the Bankruptcy Court. On September 28, 2017, the Company filed a motion in the Bankruptcy Court seeking to estimate SAE’s claim, and the estimation hearing took place on February 15, 2018. On June 12, 2018, the Bankruptcy Court entered an Order estimating SAE’s pre-petition misappropriation claim in the amount of $1.21 million plus interest, its fraud claim at $0 million and declined to estimate SAE’s breach of contract claim, leaving it to be resolved through the bankruptcy claims allowance process. Once the stay of proceedings is lifted, SAE may pursue its liability claims against Avaya in the New Jersey state court action, subject to the estimation Order of the Bankruptcy Court. On June 22, 2018, SAE filed a Notice of Appeal, which is still pending, and a Motion for Stay of Estimation Order Pending Appeal, which was denied by the Bankruptcy Court on August 14, 2018 and by the District Court on September 12, 2018. This matter, although not yet closed, will receive distribution in accordance with the general unsecured claims procedure in the Company's Plan of Reorganization.
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
Product Warranties
The Company recognizes a liability for the estimated costs that may be incurred to remedy certain deficiencies of quality or performance of the Company’s products. These product warranties extend over a specified period of time, generally ranging up to two years from the date of sale depending upon the product subject to the warranty. The Company accrues a provision for estimated future warranty costs based upon the historical relationship of warranty claims to sales. The Company periodically reviews the adequacy of its product warranties and adjusts, if necessary, the warranty percentage and accrued warranty reserve, which is included in other current and non-current liabilities in the Condensed Consolidated Balance Sheets, for actual experience. As of December 31, 2018 and September 30, 2018, the amount reserved was $1 million and $2 million, respectively.
Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements
Letters of Credit and Guarantees
The Company provides guarantees, letters of credit and surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company's performance in accordance with contractual or legal obligations. As of December 31, 2018, the maximum potential payment obligation with regards to letters of credit, guarantees and surety bonds was $64 million. The outstanding letters of credit are collateralized by restricted cash of $4 million included in Other assets on the Condensed Consolidated Balance Sheets as of December 31, 2018.
Purchase Commitments and Termination Fees
The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, to manage manufacturing lead times and to help assure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that allow them to produce and procure inventory based upon forecasted requirements provided by the Company. If the Company does not meet these specified purchase commitments, it could be required to purchase the inventory, or in the case of certain agreements, pay an early termination fee. Historically, the Company has not been required to pay a charge for not meeting its designated purchase commitments with these suppliers, but has been obligated to purchase certain excess inventory levels from its outsourced manufacturers due to actual sales of product varying from forecast and due to transition of manufacturing from one vendor to another.
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
Transactions with Nokia
Pursuant to the Contribution and Distribution Agreement effective October 1, 2000 (the "Contribution and Distribution Agreement"), Lucent Technologies, Inc. (now Nokia) contributed to the Company substantially all of the assets, liabilities and operations associated with its enterprise networking businesses (the “Company’s Businesses”) and distributed the Company’s stock pro-rata to the shareholders of Lucent (“distribution”). The Contribution and Distribution Agreement, among other things, provides that, in general, the Company will indemnify Nokia for all liabilities including certain pre-distribution tax obligations of Nokia relating to the Company’s Businesses and all contingent liabilities primarily relating to the Company’s Businesses or otherwise assigned to the Company. In addition, the Contribution and Distribution Agreement provides that certain contingent liabilities not allocated to one of the parties will be shared by Nokia and the Company in prescribed percentages. The Contribution and Distribution Agreement also provides that each party will share specified portions of contingent liabilities based upon agreed percentages related to the business of the other party that exceed $50 million. The Company is unable to determine the maximum potential amount of other future payments, if any, that it could be required to make under this agreement.
In addition, in connection with the distribution, the Company and Lucent entered into a Tax Sharing Agreement effective October 1, 2000 (the "Tax Sharing Agreement") that governs Nokia’s and the Company’s respective rights, responsibilities and obligations after the distribution with respect to taxes for the periods ending on or before the distribution. Generally, pre-distribution taxes or benefits that are clearly attributable to the business of one party will be borne solely by that party and other pre-distribution taxes or benefits will be shared by the parties based on a formula set forth in the Tax Sharing Agreement. The Company may be subject to additional taxes or benefits pursuant to the Tax Sharing Agreement related to future settlements of audits by state and local and foreign taxing authorities for the periods prior to the Company’s separation from Nokia.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “the Company,” “Avaya” and similar terms refer to Avaya Holdings Corp. and its consolidated subsidiaries. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2018, which were included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 21, 2018.
Our accompanying unaudited interim Condensed Consolidated Financial Statements as of December 31, 2018 (Successor) and for the three months ended December 31, 2018 (Successor), the period from December 16, 2017 through December 31, 2017 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial statements. In our opinion, the unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, as well as fresh start and reorganization adjustments, necessary to state fairly the financial position, results of operations and cash flows for the periods indicated.
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
Avaya also focuses on ensuring an outstanding experience for mobile callers, because we integrate transformative technologies, including Artificial Intelligence ("AI"), big data analytics and cybersecurity into our contact center solutions. As organizations use these solutions to gain a deeper understanding of their customer needs, we believe that their teams become more efficient and effective and their customer loyalty grows.
Both UC and CC are supported by our portfolio of innovative business phones and multimedia devices, which is one of the broadest in the industry. Avaya brings consumer technology to the employee desktop in a way that can help our customers enhance customer service, internal and external collaboration, and employee productivity. Customers experience seamless audio and video capabilities for both Avaya and approved third-party UC platforms via open Session Initiation Protocol ("SIP") devices. SIP is used for signaling and controlling multi-media communication sessions in applications of Internet telephony for voice and video calls, along with integration with numerous apps that help connect and accelerate business. Developers can easily customize capabilities for their specific needs with our client Software Development Kit ("SDK").

Services
Avaya Services consists of three business areas: Global Support Services, Enterprise Cloud and Managed Services and Professional Services.

•
Global Support Services features offerings that address the risk of system outages and also help businesses protect their technology investments. We help our customers maintain their competitiveness through proactive problem prevention, rapid resolution and continual solution optimization. The majority of our revenue in this business is recurring in nature.

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
Spoken became a wholly-owned subsidiary of the Company on March 9, 2018. Spoken’s revenue and operating loss included in the Company’s results for the three months ended December 31, 2018 was $3 million and $8 million, respectively, including $3 million of amortization for acquired technology intangible assets.
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
Beginning on the Emergence Date, the Company applied fresh start accounting, which resulted in a new basis of accounting and the Company becoming a new entity for financial reporting purposes. As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the Condensed Consolidated Financial Statements after December 15, 2017 are not comparable with the Condensed Consolidated Financial Statements on or prior to that date.

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
Financial Results Summary
Our financial results for the period from October 1, 2017 through December 15, 2017 are referred to as those of the “Predecessor” period. Our financial results for the three months ended December 31, 2018 and the period from December 16, 2017 through December 31, 2017 are referred to as those of the “Successor” period. Our results of operations as reported in our unaudited interim Condensed Consolidated Financial Statements are reported separately for each of these periods and therefore are prepared in accordance with GAAP. Although GAAP requires that we report on our results for the period from October 1, 2017 through December 15, 2017 and the period from December 16, 2017 through December 31, 2017 separately, management views and assesses the Company’s operating results for the three months ended December 31, 2017 by combining the results of the applicable Predecessor and Successor periods because such presentation provides the most meaningful comparison of our results to the current period.
The Company cannot adequately compare the operating results of the period from December 16, 2017 through December 31, 2017 against the current period reported in its Condensed Consolidated Financial Statements without combining it with the period from October 1, 2017 through December 15, 2017 and does not believe that reviewing the results of this period in isolation would be useful in identifying any trends in or reaching any conclusions regarding the Company’s overall operating performance. Management believes that the key performance metrics such as revenue, gross margin and operating income (loss) for the Successor period when combined with the Predecessor period provides more meaningful comparisons to other periods and are useful in identifying current business trends. Accordingly, in addition to presenting our results of operations as reported in our Condensed Consolidated Financial Statements in accordance with GAAP, the table and discussion below also presents the combined results for the three months ended December 31, 2017.
The combined results for the three months ended December 31, 2017, which we refer to herein as results for the "three months ended December 31, 2017," represent the sum of the reported amounts for the Predecessor period from October 1, 2017 through December 15, 2017 and the Successor period from December 16, 2017 through December 31, 2017. These combined results are not considered to be prepared in accordance with GAAP and have not been prepared as pro forma results under applicable regulations. The combined operating results may not reflect the actual results we would have achieved absent our emergence from bankruptcy and may not be indicative of future results.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers ("ASU 2014-09").” This standard superseded most of the previous revenue recognition guidance under GAAP and is intended to improve and converge with international standards the financial reporting requirements for revenue recognition. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. Subsequently, the FASB issued several standards that clarified certain aspects of ASU 2014-09 but did not significantly change the original standard. The Company adopted ASU 2014-09 and its related amendments (collectively "ASC 606") as of October 1, 2018 using the modified retrospective transition method. Refer to Note 2, "Recent Accounting Pronouncements" and Note 3, “Revenue Recognition” to our Condensed Consolidated Financial Statements for disclosures related to the adoption of ASC 606 and an updated accounting policy related to revenue recognition and contract costs.
With the adoption of ASC 606, sales that include professional services, are generally recognized as the services are performed as opposed to upon completion and acceptance of the promised services. Additionally, when such arrangements also include products, certain products revenue is recognized when the products are delivered as opposed to upon completion and acceptance of the related services. Revenue recognition related to stand-alone product shipments, maintenance services, and certain cloud offerings remains substantially unchanged. In addition to the impacts on revenue recognition, the standard requires incremental contract acquisition costs (primarily sales commissions) to be capitalized and amortized over the term of the related performance obligation as opposed to expensed as incurred. The actual impacts are dependent upon contract-specific terms.

The following table displays our consolidated net income for the periods indicated:

	Successor		Predecessor	Non-GAAP Combined
(In millions)	Three months ended December 31, 2018	Period from December 16, 2017 through December 31, 2017	Period from October 1, 2017 through December 15, 2017	Three months ended December 31, 2017
REVENUE
Products	$324	$71	$253	$324
Services	414	77	351	428
	738	148	604	752
COSTS
Products:
Costs	115	33	84	117
Amortization of technology intangible assets	43	7	3	10
Services	173	30	155	185
	331	70	242	312
GROSS PROFIT	407	78	362	440
OPERATING EXPENSES
Selling, general and administrative	257	50	264	314
Research and development	53	9	38	47
Amortization of intangible assets	40	7	10	17
Restructuring charges, net	7	10	14	24
	357	76	326	402
OPERATING INCOME	50	2	36	38
Interest expense	(60)	(9)	(14)	(23)
Other income (expense), net	22	(2)	(2)	(4)
Reorganization items, net	—	—	3,416	3,416
INCOME (LOSS) BEFORE INCOME TAXES	12	(9)	3,436	3,427
(Provision for) benefit from income taxes	(3)	246	(459)	(213)
NET INCOME	$9	$237	$2,977	$3,214

The following table displays the impact of the fair value adjustments resulting from the Company's application of fresh start accounting upon emergence from bankruptcy, excluding those related to the amortization of intangible assets, on the Company's operating income for the periods indicated:

(In millions)	Three months ended December 31, 2018	Period from December 16, 2017 through December 31, 2017
REVENUE
Products	$(2)	$(6)
Services	(8)	(17)
	(10)	(23)
COSTS
Products	3	5
Services	6	7
	9	12
GROSS PROFIT	(19)	(35)
OPERATING EXPENSES
Selling, general and administrative	—	(2)
Research and development	1	—
	1	(2)
OPERATING INCOME	$(20)	$(33)
Three Months Ended December 31, 2018 Compared with the Three Months Ended December 31, 2017 Combined Results
Revenue
Revenue for the three months ended December 31, 2018 was $738 million compared to $752 million for the three months ended December 31, 2017. The decrease was primarily driven by lower demand for the Company's unified communications products which contributed to a decline in professional services revenue; a continued decline in maintenance services revenue; and the unfavorable impact of foreign currency exchange rates. The lower demand for our products in prior periods also contributed, in part, to the decline in lower maintenance services revenue. The decrease was partially offset by the favorable impact of adopting ASC 606 ($50 million); a lower impact of applying fresh start accounting upon emergence from bankruptcy, which resulted in the recognition of deferred revenue at fair value and lower revenue in subsequent periods; and incremental revenue from the Spoken acquisition.
The following table displays revenue and the percentage of revenue to total sales by operating segment for the periods indicated:

					Percentage of Total Revenue
	Successor		Predecessor	Non-GAAP Combined	Successor	Non-GAAP Combined		Yr. to Yr. Percentage Change, net of Foreign Currency Impact
(In millions)	Three months ended December 31, 2018	Period from December 16, 2017 through December 31, 2017	Period from October 1, 2017 through December 15, 2017	Three months ended December 31, 2017	Three months ended December 31, 2018	Three months ended December 31, 2017	Yr. to Yr. Percentage Change
Products & Solutions	$326	$77	$253	$330	44%	44%	(1)%	(1)%
Services	422	94	351	445	57%	59%	(5)%	(4)%
Unallocated amounts	(10)	(23)	—	(23)	(1)%	(3)%	(1)	(1)
Total revenue	$738	$148	$604	$752	100%	100%	(2)%	(1)%

(1)	Not meaningful
Products & Solutions revenue for the three months ended December 31, 2018 was $326 million compared to $330 million for the three months ended December 31, 2017. The decrease was primarily attributable to lower unified communications and contact center revenue, partially offset by the favorable impact of adopting ASC 606 ($30 million) and incremental revenue from the Spoken acquisition.

Services revenue for the three months ended December 31, 2018 was $422 million compared to $445 million for the three months ended December 31, 2017. The decrease was primarily due to lower professional services revenue as a result of lower demand for the Company's unified communications products; a continued decline in maintenance services revenue; and the unfavorable impact of foreign currency exchange rates, partially offset by the favorable impact of adopting ASC 606 ($20 million).
Unallocated amounts for the three months ended December 31, 2018 and the three months ended December 31, 2017 represent the fair value adjustment to deferred revenue recognized upon emergence from bankruptcy and excluded from segment revenue.
The following table displays revenue and the percentage of revenue to total sales by location for the periods indicated:

					Percentage of Total Revenue
	Successor		Predecessor	Non-GAAP Combined	Successor	Non-GAAP Combined		Yr. to Yr. Percentage Change, net of Foreign Currency Impact
(In millions)	Three months ended December 31, 2018	Period from December 16, 2017 through December 31, 2017	Period from October 1, 2017 through December 15, 2017	Three months ended December 31, 2017	Three months ended December 31, 2018	Three months ended December 31, 2017	Yr. to Yr. Percentage Change
U.S.	$394	$81	$331	$412	53%	55%	(4)%	(4)%
International:
Europe, Middle East and Africa	199	35	166	201	27%	27%	(1)%	—%
Asia Pacific	78	17	57	74	11%	10%	5%	8%
Americas International - Canada and Latin America	67	15	50	65	9%	8%	3%	7%
Total International	344	67	273	340	47%	45%	1%	3%
Total revenue	$738	$148	$604	$752	100%	100%	(2)%	(1)%
Revenue in the U.S. for the three months ended December 31, 2018 was $394 million compared to $412 million for the three months ended December 31, 2017. The decrease in U.S. revenue was the result of lower demand for the Company's unified communications and contact center products which contributed to a decline in professional and maintenance services revenue. The decrease was partially offset by the favorable impact of adopting ASC 606 ($26 million); a lower impact of applying fresh start accounting upon emergence from bankruptcy; and incremental revenue from the Spoken acquisition. Revenue in Europe, Middle East and Africa ("EMEA") for the three months ended December 31, 2018 was $199 million compared to $201 million for the three months ended December 31, 2017. The decrease in EMEA revenue was primarily attributable to lower demand for our unified communications products and related professional services, and the unfavorable impact of foreign currency exchange rates, partially offset by the favorable impact of adopting ASC 606 ($8 million) and a lower impact of fresh start accounting. Revenue in Asia Pacific ("APAC") for the three months ended December 31, 2018 was $78 million compared to $74 million for the three months ended December 31, 2017. The increase in APAC revenue was primarily attributable to the favorable impact of adopting ASC 606 ($8 million) and higher contact center revenue, partially offset by the unfavorable impact of foreign currency exchange rates. Revenue in Americas International for the three months ended December 31, 2018 was $67 million compared to $65 million for the three months ended December 31, 2017. The increase in Americas International revenue was primarily attributable to the favorable impact of adopting ASC 606 ($8 million) and higher contact center revenue, partially offset by lower professional services revenue and the unfavorable impact of foreign currency exchange rates.

We sell our products and solutions both directly to end users and through an indirect sales channel. The following table provides a comparison of direct and indirect products and solutions revenue for the periods indicated:

					Percentage of Total Products & Solutions Revenue
	Successor		Predecessor	Non-GAAP Combined	Successor	Non-GAAP Combined		Yr. to Yr. Percentage Change, net of Foreign Currency Impact
(In millions)	Three months ended December 31, 2018	Period from December 16, 2017 through December 31, 2017	Period from October 1, 2017 through December 15, 2017	Three months ended December 31, 2017	Three months ended December 31, 2018	Three months ended December 31, 2017	Yr. to Yr. Percentage Change
Direct	$100	$23	$80	$103	31%	31%	(3)%	(2)%
Indirect	226	54	173	227	69%	69%	—%	—%
Total Products & Solutions revenue	$326	$77	$253	$330	100%	100%	(1)%	(1)%
Gross Profit
The following table sets forth gross profit and gross margin by operating segment for the periods indicated:

					Gross Margin
	Successor		Predecessor	Non-GAAP Combined	Successor	Non-GAAP Combined	Change
(In millions)	Three months ended December 31, 2018	Period from December 16, 2017 through December 31, 2017	Period from October 1, 2017 through December 15, 2017	Three months ended December 31, 2017	Three months ended December 31, 2018	Three months ended December 31, 2017	Amount	Percent
Products & Solutions	$214	$49	$169	$218	65.6%	66.1%	$(4)	(2)%
Services	255	70	196	266	60.4%	59.8%	(11)	(4)%
Unallocated amounts	(62)	(41)	(3)	(44)	(1)	(1)	(18)	(1)
Total	$407	$78	$362	$440	55.1%	58.5%	$(33)	(8)%

(1)	Not meaningful
Gross profit for the three months ended December 31, 2018 was $407 million compared to $440 million for the three months ended December 31, 2017. The decrease was primarily driven by the decline in revenue described above; amortization of technology intangibles with higher asset values due to the application of fresh start accounting upon emergence from bankruptcy; and incremental amortization of technology intangibles acquired from the Spoken acquisition, partially offset by the unfavorable impact of costs recognized on an accelerated basis under ASC 606 ($12 million).
Products & Solutions gross profit for the three months ended December 31, 2018 was $214 million compared to $218 million for the three months ended December 31, 2017. The decrease was mainly attributable to the decline in revenue described above. Products & Solutions gross margin decreased from 66.1% to 65.6% in the first quarter of fiscal 2019. The decline was driven by unfavorable product and geography mix, partially offset by a lower impact of fair value adjustments recorded upon application of fresh start accounting.
Services gross profit for the three months ended December 31, 2018 was $255 million compared to $266 million for the three months ended December 31, 2017. The decrease was due to the decline in revenue described above, partially offset by an increase in cloud services gross profit. Services gross margin increased from 59.8% to 60.4% in the first quarter of fiscal 2019. The increase was driven by a lower impact of fair value adjustments recorded upon application of fresh start accounting, partially offset by an unfavorable geographical mix.
Unallocated amounts for the three months ended December 31, 2018 and the three months ended December 31, 2017 include the fair value adjustments recognized upon emergence from bankruptcy and excluded from segment gross profit; the effect of the amortization of technology intangibles; and costs that are not core to the measurement of segment performance, but rather are controlled at the corporate level.

Operating Expenses
The following table sets forth operating expenses and the percentage of operating expenses to total revenue for the periods indicated:

					Percentage of Total Revenue
	Successor		Predecessor	Non-GAAP Combined	Successor	Non-GAAP Combined	Change
(In millions)	Three months ended December 31, 2018	Period from December 16, 2017 through December 31, 2017	Period from October 1, 2017 through December 15, 2017	Three months ended December 31, 2017	Three months ended December 31, 2018	Three months ended December 31, 2017	Amount	Percent
Selling, general and administrative	$257	$50	$264	$314	34.8%	41.7%	$(57)	(18)%
Research and development	53	9	38	47	7.2%	6.3%	6	13%
Amortization of intangible assets	40	7	10	17	5.4%	2.3%	23	135%
Restructuring charges, net	7	10	14	24	0.9%	3.2%	(17)	(71)%
Total operating expenses	$357	$76	$326	$402	48.3%	53.5%	$(45)	(11)%
Selling, general and administrative expenses for the three months ended December 31, 2018 were $257 million compared to $314 million for the three months ended December 31, 2017. The decrease was primarily attributable to costs incurred in the prior year in connection with certain legal matters and advisory fees to assist in the assessment of strategic and financial alternatives to improve the Company's capital structure; the favorable impact of capitalizing sales commissions in the current year due to the adoption of ASC 606 ($8 million); and the favorable impact of foreign currency exchange rates. The decrease was partially offset by a higher impact of fresh start accounting and an increase in non-cash share-based compensation in the current period. The impact of applying fresh start accounting resulted in additional depreciation expense as property, plant and equipment was recorded at fair value, resulting in higher asset values. The increase in share-based compensation was due to a longer amortization period for Successor Company stock awards included in the current year. Share-based compensation expense related to cancelled Predecessor Company stock awards was recorded within Reorganization items, net during the period from October 1, 2017 through December 15, 2017 (Predecessor).
Research and development expenses for the three months ended December 31, 2018 were $53 million compared to $47 million for the three months ended December 31, 2017. The increase was primarily attributable to incremental expenses associated with the Spoken acquisition and investments in new product development.
Amortization of intangible assets for the three months ended December 31, 2018 was $40 million compared to $17 million for the three months ended December 31, 2017. The carrying value of intangible assets was adjusted upon the application of fresh start accounting, which resulted in higher asset values and an increase in amortization during the current year period.
Restructuring charges, net, for the three months ended December 31, 2018 were $7 million compared to $24 million for the three months ended December 31, 2017. Restructuring charges during the three months ended December 31, 2018 consisted of employee separation costs primarily associated with employee severance actions in the U.S. and Canada. Restructuring charges during the three months ended December 31, 2017 included employee separation costs of $13 million primarily associated with employee severance actions in the U.S. and EMEA and lease obligations of $11 million, primarily in EMEA.
Operating Income
Operating income for the three months ended December 31, 2018 was $50 million compared to $38 million for the three months ended December 31, 2017. Our operating results for the three months ended December 31, 2018 as compared to the three months ended December 31, 2017 reflect, among other things:

•	lower revenue and gross profit for the three months ended December 31, 2018, as described above;

•	costs incurred in connection with certain legal matters of $37 million for the three months ended December 31, 2017;

•	lower restructuring charges for the three months ended December 31, 2018;

•
lower advisory fees incurred to assist in the assessment of strategic and financial alternatives to improve the Company’s capital structure during the three months ended December 31, 2018 of $10 million;

•	operating results from the Spoken acquisition completed in March 2018;

•	higher amortization of intangible assets due to the application of fresh start accounting upon emergence from bankruptcy; and

•	the favorable impact of adopting ASC 606 on October 1, 2018.
Interest Expense
Interest expense for the three months ended December 31, 2018 was $60 million compared to $23 million for the three months ended December 31, 2017. For the period from October 1, 2017 through December 15, 2017, contractual interest expense of $94 million was not recorded, as it was not an allowed claim under the Company's bankruptcy filing. The decline in interest expense, when including the contractual interest expense of $94 million not recorded in the prior year period, was driven by lower average debt balances outstanding in the current year period as a result of the Company’s Plan of Reorganization upon emergence from bankruptcy.
Other Income (Expense), Net
Other income, net for the three months ended December 31, 2018 was $22 million as compared to other expense, net of $4 million for the three months ended December 31, 2017. Other income, net for the three months ended December 31, 2018 consisted of a change in fair value of the warrants issued in accordance with the Plan of Reorganization to certain holders of the Predecessor second lien obligations pursuant to a warrant agreement ("Emergence Date Warrants") of $18 million; interest income of $3 million; and other, net of $1 million. Other expense, net for the three months ended December 31, 2017 included other pension and post-retirement benefit costs of $7 million and a change in fair value of the Emergence Date Warrants of $5 million, partially offset by income from a transition services agreement entered into in connection with the sale of the Networking business to Extreme (the "TSA") of $3 million; interest income of $2 million; net foreign currency gains of $2 million; and other, net of $1 million.
Reorganization Items, Net
Reorganization items, net for the three months ended December 31, 2017 were $3,416 million and primarily consists of the net gain from the consummation of the Plan of Reorganization and the related settlement of liabilities. Reorganization items, net also represent amounts incurred subsequent to the Bankruptcy Filing as a direct result of the Bankruptcy Filing and are comprised of professional service fees and contract rejection fees.
Provision for Income Taxes
The provision for income taxes was $3 million for the three months ended December 31, 2018 compared with $213 million for the three months ended December 31, 2017.
The Company's effective income tax rate for the three months ended December 31, 2018 differed from the U.S. federal tax rate primarily due to: (1) income and losses taxed at different foreign tax rates, (2) losses generated within certain foreign jurisdictions for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) non-U.S. withholding taxes on foreign earnings, (4) current period changes to unrecognized tax positions, (5) U.S. state and local income taxes, (6) the impact of the Tax Cuts and Jobs Act ("the Act") relating to Global Intangible Low-Taxed Income (“GILTI”) and Foreign-Derived Intangible Income (“FDII”) and (7) foreign tax credits.
The Company's effective income tax rate for the period from December 16, 2017 through December 31, 2017 (Successor) differed from the U.S. federal tax rate primarily due to: (1) income and losses taxed at different foreign tax rates, (2) losses generated within certain foreign jurisdictions for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) non-U.S. withholding taxes on foreign earnings, (4) current period changes to unrecognized tax positions, (5) U.S. state and local income taxes, (6) an increase in estimated current year tax loss, which is eliminated as part of the attribute reduction related to the cancellation of indebtedness income ("CODI"), and (7) the impact of the Act, which only affects the period from December 16, 2017 through December 31, 2017 (Successor).
The Company's effective income tax rate for the period from October 1, 2017 through December 15, 2017 (Predecessor) differed from the U.S. federal tax rate primarily due to: (1) income and losses taxed at different foreign tax rates, (2) losses generated within certain foreign jurisdictions for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) non-U.S. withholding taxes on foreign earnings, (4) current period changes to unrecognized tax positions, (5) U.S. state and local taxes, and (6) the impact of reorganization and fresh start adjustments.
Net Income
Net income was $9 million for the three months ended December 31, 2018 compared to $3,214 million for the three months ended December 31, 2017, with the decline primarily driven by the reorganization gain of $3,416 million in the prior year period resulting from our emergence from bankruptcy and the items discussed above.

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
Cash Flow Activity
The following table provides a summary of the statements of cash flows for the periods indicated:

	Successor		Predecessor	Non-GAAP Combined
	Three months ended December 31, 2018	Period from December 16, 2017 through December 31, 2017	Period from October 1, 2017 through December 15, 2017	Three months ended December 31, 2017
(In millions)
Net cash provided by (used for):
Operating activities	$86	$40	$(414)	$(374)
Investing activities	(22)	(2)	(13)	(15)
Financing activities	(18)	—	(102)	(102)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3)	3	(2)	1
Net increase (decrease) in cash, cash equivalents, and restricted cash	43	41	(531)	(490)
Cash, cash equivalents, and restricted cash at beginning of period	704	435	966	966
Cash, cash equivalents, and restricted cash at end of period	$747	$476	$435	$476
Operating Activities
Cash provided by (used for) operating activities was $86 million and ($374) million for the three months ended December 31, 2018 and 2017, respectively. The change between the three months ended December 31, 2018 and 2017 was primarily due to payments made during the three months ended December 31, 2017 related to the Company's reorganization and emergence from bankruptcy, which included payments to the Pension Benefit Guaranty Corporation ($340 million), general unsecured creditor claims ($58 million) and the Avaya Pension Plan trust ($49 million); lower restructuring payments; lower advisory fees to assist in the assessment of strategic and financial alternatives to improve the Company's capital structure; and the timing of vendor and customer payments. These lower payments were partially offset by higher interest and pension and other post-retirement benefits due to the cessation of such payments in January 2017 during the bankruptcy process.
Investing Activities
Cash used for investing activities for the three months ended December 31, 2018 and 2017 was $22 million and $15 million, respectively. The increase was primarily due to higher capital expenditures for IT-related projects.
Financing Activities
Cash used for financing activities for the three months ended December 31, 2018 and 2017 was $18 million and $102 million, respectively.
Cash used for financing activities for the three months ended December 31, 2018 included:

•	scheduled debt repayments under the Term Loan Credit Agreement of $7 million;

•	repayments in connection with financing the use of equipment for the performance of services under our agreement with HP Enterprise Services, LLC ("HP") of $4 million; and

•	other financing activities, net of $7 million.
Cash used for financing activities for the three months ended December 31, 2017 included:

•	repayments to the Predecessor Company first lien debt holders of $2,061 million;

•	repayment of the Predecessor Company debtor-in-possession credit agreement of $725 million;

•	adequate protection payments related to the bankruptcy of $111 million;

•	payment of debt issuance costs of $97 million; and

•	repayments in connection with financing the use of equipment for the performance of services under our agreement with HP of $4 million, partially offset by:

•	proceeds of $2,896 million from the Term Loan Credit Agreement entered into on the Emergence Date.
As of December 31, 2018, the Company was not in default under any of its debt agreements.
Future Cash Requirements
Our primary future cash requirements will be to fund debt service, restructuring payments, capital expenditures, and benefit obligations. In addition, we may use cash in the future to make strategic acquisitions.
Specifically, we expect our primary cash requirements for the remainder of fiscal 2019 to be as follows:

•
Debt service—We expect to make payments of approximately $187 million during the remainder of fiscal 2019 in principal and interest associated with the Term Loan Credit Agreement, and interest and fees associated with our ABL Credit Agreement and 2.25% Convertible Notes due 2023. In the ordinary course of business, we may from time to time borrow and repay amounts under our ABL Credit Agreement.

•
Restructuring payments—We expect to make payments of approximately $30 million to $35 million during the remainder of fiscal 2019 for employee separation costs and lease termination obligations associated with restructuring actions we have taken through December 31, 2018. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally.

•	Capital expenditures—We expect to spend approximately $55 million to $65 million for capital expenditures and capitalized software development costs during the remainder of fiscal 2019.

•
Benefit obligations—We estimate we will make payments under our pension and post-retirement benefit obligations totaling $49 million during the remainder of fiscal 2019. These payments include: $17 million to satisfy the minimum statutory funding requirements of our U.S. qualified pension plans; $21 million for our non-U.S. benefit plans, which are predominantly not pre-funded; and $11 million for represented retiree post-retirement benefits. See discussion in Note 12, “Benefit Obligations,” to our unaudited interim Condensed Consolidated Financial Statements for further details.

In addition to the matters identified above, in the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations and proceedings, including but not limited to those identified in Note 19, "Commitments and Contingencies," to our unaudited interim Condensed Consolidated Financial Statements, relating to intellectual property, commercial, employment, environmental and regulatory matters, which may require us to make cash payments. These and other legal matters could have a material adverse effect on the manner in which the Company does business and the Company's financial position, results of operations, cash flows and liquidity. During the three months ended December 31, 2018 (Successor), the period from December 16, 2017 through December 31, 2017 (Successor), and the period from October 1, 2017 through December 15, 2017 (Predecessor), the Company recognized $0 million, $0 million, and $37 million, respectively, of costs incurred in connection with the resolution of certain legal matters.
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
As of December 31, 2018 and September 30, 2018, our cash and cash equivalent balances held outside the U.S. were $218 million and $169 million, respectively. As of December 31, 2018, cash and cash equivalents held outside the U.S. in excess of in-country needs and, which could not be distributed to the U.S. without restriction, were not material.
Under the terms of the ABL Credit Agreement, the Company can issue letters of credit up to $150 million. At December 31, 2018, the Company had issued and outstanding letters of credit and guarantees of $46 million. The aggregate additional principal amount that may be borrowed under the ABL Credit Agreement, based on the borrowing base less $46 million of outstanding letters of credit and guarantees, was $155 million at December 31, 2018.
We believe that our existing cash and cash equivalents of $743 million as of December 31, 2018, future cash provided by operating activities and borrowings available under the ABL Credit Agreement will be sufficient to meet our future cash requirements for at least the next twelve months. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
Off-Balance Sheet Arrangements
See discussion in Note 19, “Commitments and Contingencies,” to our unaudited interim Condensed Consolidated Financial Statements for further details.
Debt Ratings
As of December 31, 2018, the Company's debt ratings were as follows:

•	Moody’s Investors Service issued a corporate family rating of "B2" with a stable outlook and a rating of the 7-year $2,925 million Term Loan Credit Agreement of "B2";

•	Standard and Poor's issued a definitive corporate credit rating of "B" with a stable outlook and a rating of the Term Loan Credit Agreement of "B"; and

•	Fitch Ratings Inc. issued a Long-Term Issuer Default Rating of "B" with a stable outlook and a rating of the Term Loan Credit Agreement of "BB-".
Our ability to obtain additional external financing and the related cost of borrowing may be affected by our ratings, which are periodically reviewed by the major credit rating agencies. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies.
Critical Accounting Policies and Estimates
Management has reassessed the critical accounting policies as disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 21, 2018 and determined that there were no significant changes to our critical accounting policies for the three months ended December 31, 2018, except for recently adopted accounting policy changes as discussed in the Notes to our unaudited interim Condensed Consolidated Financial Statements.
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

The unaudited reconciliation of net income, which is a GAAP measure, to EBITDA and Adjusted EBITDA, which are non-GAAP measures, is presented below for the periods indicated:

		Successor		Predecessor
(In millions)		Three months ended December 31, 2018	Period from December 16, 2017 through December 31, 2017	Period from October 1, 2017 through December 15, 2017
Net income		$9	$237	$2,977
Interest expense	(a)	60	9	14
Interest income		(3)	—	(2)
Provision for (benefit from) income taxes		3	(246)	459
Depreciation and amortization		117	22	31
EBITDA		186	22	3,479
Impact of fresh start accounting adjustments	(b)	3	27	—
Restructuring charges, net		7	10	14
Advisory fees	(c)	1	8	3
Acquisition-related costs		3	—	—
Reorganization items, net		—	—	(3,416)
Non-cash share-based compensation		6	1	—
Loss on sale/disposal of long-lived assets, net		—	—	1
Resolution of certain legal matters	(d)	—	—	37
Change in fair value of Emergence Date Warrants		(18)	5	—
Loss (gain) on foreign currency transactions		1	(2)	—
Pension/OPEB/nonretirement postemployment benefits and long-term disability costs	(e)	—	—	17
Adjusted EBITDA		$189	$71	$135

(a)
Effective January 19, 2017, the Company ceased recording interest expense on outstanding pre-petition debt classified as liabilities subject to compromise. Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise. For the period from October 1, 2017 through December 15, 2017, contractual interest expense related to debt subject to compromise of $94 million had not been recorded as interest expense, as it was not an allowed claim under the Bankruptcy Filing.

(b)	The impact of fresh start accounting adjustments in connection with the Company's emergence from bankruptcy.

(c)	Advisory fees represent costs incurred to assist in the assessment of strategic and financial alternatives to improve the Company's capital structure.

(d)	Costs in connection with the resolution of certain legal matters include reserves and settlements, as well as associated legal costs.

(e)	Represents that portion of our pension and post-retirement benefit costs which represent the amortization of prior service costs and net actuarial gain (loss) associated with these benefits.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q, including statements containing words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “model,” “can,” “could,” “may,” “should,” “will,” “would” or similar words or the negative thereof, constitute “forward-looking statements.” These forward-looking statements, which are based on our current plans, expectations, estimates and projections about future events, should not be unduly relied upon. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements to materially differ from any future results, performance and achievements expressed or implied by such forward-looking statements. We caution you therefore against relying on any of these forward-looking statements.
The forward-looking statements included herein are based upon our assumptions, estimates and beliefs and involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and may be affected by a variety of risks and other factors, which may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. See, among other things, Part I, Item 1A "Risk Factors" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" to our Annual Report on Form 10-K filed with the SEC on December 21, 2018 for factors that could cause actual results to differ materially from those anticipated in the forward-looking statements.
All forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and the risk that actual results will differ materially from the expectations expressed in this Quarterly Report will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this Quarterly Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Quarterly Report, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report will be achieved.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company has exposure to changing interest rates primarily under the Term Loan Credit Agreement and ABL Credit Agreement, each of which bears interest at variable rates based on LIBOR. The Company had $2,896 million of variable rate loans outstanding as of December 31, 2018.
On May 16, 2018, the Company entered into interest rate swap agreements with six counterparties, which fixed a portion of the variable interest due under its Term Loan Credit Agreement (the "Swap Agreements"). Under the terms of the Swap Agreements, which mature on December 15, 2022, the Company pays a fixed rate of 2.935% and receives a variable rate of interest based on one-month LIBOR. As of December 31, 2018, the total notional amount of the six Swap Agreements was $1,800 million.
It is management’s intention that the notional amount of the Swap Agreements be less than the variable rate loans outstanding during the life of the derivatives. For the three months ended December 31, 2018, the Company recognized a loss on its hedge contracts of $3 million, which is reflected in Interest expense in the Condensed Consolidated Statements of Operations. At December 31, 2018, the fair value of the outstanding Swap Agreements was a deferred loss of $31 million. Based on the payment dates of the contracts, $7 million and $24 million was recorded in Other current liabilities and Other liabilities in the Condensed Consolidated Balance Sheets, respectively. On an annual basis, a hypothetical one percent change in interest rates for the $1,096 million of unhedged variable rate debt as of December 31, 2018 would affect interest expense by approximately $11 million.
Foreign Currency Risk
Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of our non-U.S. ("foreign") operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are Euros, Canadian Dollars, British Pound Sterling, Chinese Renminbi, Indian Rupee, Australian Dollars, and Brazilian Real.
Non-U.S. denominated revenue was $158 million for the three months ended December 31, 2018. We estimate a 10% change in the value of the U.S. dollar relative to all foreign currencies would affect our revenue for the three months ended December 31, 2018 by $16 million.

Item 4.	Controls and Procedures
As of the end of the period covered by this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2018 solely because of the material weaknesses in the Company's internal control over financial reporting described below.
Material Weaknesses in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
In connection with the preparation of the Company’s Condensed Consolidated Financial Statements for the quarter ended June 30, 2017, the Company identified the following control deficiencies that constituted material weaknesses in our internal control over financial reporting:

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
The Company also identified a material weakness in connection with the preparation of the Company's Condensed Consolidated Financial Statements for the quarter ended March 31, 2018 related to the reconciliation of cash and accounts receivable upon the adoption of fresh start accounting. Specifically, the Company's internal controls with respect to the mid-month reconciliation of cash receipts and accounts receivable required in connection with the adoption of fresh start accounting, in accordance with GAAP, did not operate effectively to record certain cash receipts that were received on December 15, 2017, the date the Company emerged from bankruptcy.
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

•
Implemented changes to posting rights and responsibilities to eliminate segregation of duties conflicts. We also provided additional training so that appropriate segregation of duties related to recording journal entries is achieved and performed on a timely basis as designed.

Changes in Internal Control Over Financial Reporting
Except for the implementation and modification of certain internal controls over financial reporting relating to the adoption of ASC 606 “Revenue from Contracts with Customers” effective October 1, 2018 (and changes to implement the remediation efforts described above), there were no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under Note 19, "Commitments and Contingencies," to the unaudited interim Condensed Consolidated Financial Statements is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes during the quarterly period ended December 31, 2018 to the risk factors previously disclosed in the Company's Form 10-K filed with the Securities and Exchange Commission on December 21, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information with respect to purchases by the Company of shares of common stock during the three months ended December 31, 2018:

	Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under Plans or Programs(2)
October 1 - 31, 2018	3,706	$18.8000	—	$—
November 1 - 30, 2018	—	$—	—	15,000,000
December 1 - 31, 2018	334,176	$17.5800	—	15,000,000
Total	337,882	$17.5934	—	$15,000,000
(1) Represents shares of common stock withheld for taxes on restricted stock units that vested.
(2) On November 14, 2018, the Company's Board of Directors approved a warrant repurchase program, authorizing the Company to repurchase the Company’s outstanding warrants to purchase shares of the Company’s common stock for an aggregate expenditure of up to $15 million. The repurchases may be made from time to time in the open market, through block trades or in privately negotiated transactions.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
On February 12, 2019, the Board of Directors (the “Board”) of Avaya Holdings Corp. (the “Company”) adopted and approved certain amendments to the Company’s Code of Ethics and Business Conduct (the “Code”). The changes to the Code, among other things: (i) clarified and refined provisions relating to conflicts of interest and data privacy, (ii) added provisions relating to cyber security and gifts and entertainment; and (iii) updated other administrative and non-substantive matters.
The summary of the amendments to the Code included in this Quarterly Report on Form 10-Q is qualified in its entirety by reference to the full text of the Code, as amended, which will be posted on the Company’s investor relations website at https://investors.avaya.com as soon as possible.

Item 6.	Exhibits

Exhibit Number	Exhibit Description
10.1	Form of Performance Restricted Stock Unit Award Agreement pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan
10.2	Form of Performance Restricted Stock Unit Award Agreement for the Chief Executive Officer pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan
10.3	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan
10.4	First Amendment to Avaya Inc. Change in Control Severance Plan, dated May 16, 2018, effective February 11, 2019
31.1	Certification of James M. Chirico, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Patrick J. O'Malley, III pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of James M. Chirico, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Patrick J. O'Malley, III pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAYA HOLDINGS CORP.

By:	/s/ L. DAVID DELL'OSSO
Name:	L. David Dell'Osso
Title:	Vice President, Controller & Chief Accounting Officer
February 14, 2019