Form 10-Q
period 2019-03-31
Avaya Holdings Corp.
filed 2019-05-13
CIK 1418100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
As of April 30, 2019, 110,858,478 shares of Common Stock, $.01 par value, of the registrant were outstanding.
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols(s)	Name of each exchange on which registered
Common Stock	AVYA	New York Stock Exchange ("NYSE")

When we use the terms "we," "us," "our," "Avaya" or the "Company," we mean Avaya Holdings Corp., a Delaware corporation, and its consolidated subsidiaries taken as a whole, unless the context otherwise indicates.
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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
Avaya Holdings Corp.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Successor				Predecessor
	Three months ended March 31, 2019	Three months ended March 31, 2018	Six months ended March 31, 2019	Period from December 16, 2017 through March 31, 2018	Period from October 1, 2017 through December 15, 2017
REVENUE
Products	$287	$293	$611	$364	$253
Services	422	379	836	456	351
	709	672	1,447	820	604
COSTS
Products:
Costs	105	110	220	143	84
Amortization of technology intangible assets	44	41	87	48	3
Services	174	198	347	228	155
	323	349	654	419	242
GROSS PROFIT	386	323	793	401	362
OPERATING EXPENSES
Selling, general and administrative	251	282	508	332	264
Research and development	52	50	105	59	38
Amortization of intangible assets	41	40	81	47	10
Restructuring charges, net	4	40	11	50	14
	348	412	705	488	326
OPERATING INCOME (LOSS)	38	(89)	88	(87)	36
Interest expense	(58)	(47)	(118)	(56)	(14)
Other income (expense), net	1	(3)	23	(5)	(2)
Reorganization items, net	—	—	—	—	3,416
(LOSS) INCOME BEFORE INCOME TAXES	(19)	(139)	(7)	(148)	3,436
Benefit from (provision for) income taxes	6	9	3	255	(459)
NET (LOSS) INCOME	$(13)	$(130)	$(4)	$107	$2,977
(LOSS) EARNINGS PER SHARE
Basic	$(0.12)	$(1.18)	$(0.04)	$0.97	$5.19
Diluted	$(0.12)	$(1.18)	$(0.04)	$0.96	$5.19
Weighted average shares outstanding
Basic	110.8	109.8	110.5	109.8	497.3
Diluted	110.8	109.8	110.5	110.8	497.3

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(In millions)

	Successor				Predecessor
	Three months ended March 31, 2019	Three months ended March 31, 2018	Six months ended March 31, 2019	Period from December 16, 2017 through March 31, 2018	Period from October 1, 2017 through December 15, 2017
Net (loss) income	$(13)	$(130)	$(4)	$107	$2,977
Other comprehensive income (loss):
Pension, post-retirement and postemployment benefit-related items, net of income taxes of $(58) for the period from October 1, 2017 through December 15, 2017	—	—	—	—	655
Cumulative translation adjustment	18	(12)	19	(25)	3
Change in interest rate swaps, net of income taxes of $4 and $11 for the three and six months ended March 31, 2019	(10)	—	(31)	—	—
Other comprehensive income (loss)	8	(12)	(12)	(25)	658
Elimination of Predecessor Company accumulated other comprehensive loss	—	—	—	—	790
Total comprehensive (loss) income	$(5)	$(142)	$(16)	$82	$4,425
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share and share amounts)

	March 31, 2019	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$735	$700
Accounts receivable, net	300	377
Inventory	66	81
Contract assets	146	—
Contract costs	127	—
Other current assets	136	170
TOTAL CURRENT ASSETS	1,510	1,328
Property, plant and equipment, net	236	250
Deferred income taxes, net	26	29
Intangible assets, net	3,066	3,234
Goodwill	2,764	2,764
Other assets	105	74
TOTAL ASSETS	$7,707	$7,679
LIABILITIES
Current liabilities:
Debt maturing within one year	$29	$29
Accounts payable	275	266
Payroll and benefit obligations	117	145
Contract liabilities	500	484
Business restructuring reserve	42	51
Other current liabilities	143	148
TOTAL CURRENT LIABILITIES	1,106	1,123
Non-current liabilities:
Long-term debt, net of current portion	3,093	3,097
Pension obligations	622	671
Other post-retirement obligations	174	176
Deferred income taxes, net	160	140
Business restructuring reserve	39	47
Other liabilities	378	374
TOTAL NON-CURRENT LIABILITIES	4,466	4,505
TOTAL LIABILITIES	5,572	5,628
Commitments and contingencies (Note 19)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 55,000,000 shares authorized, no shares issued or outstanding at March 31, 2019 and September 30, 2018	—	—
Common stock, $0.01 par value; 550,000,000 shares authorized; 110,730,362 shares issued and 110,717,682 shares outstanding at March 31, 2019; and 110,218,653 shares issued and 110,012,790 shares outstanding at September 30, 2018	1	1
Additional paid-in capital	1,750	1,745
Retained earnings	378	287
Accumulated other comprehensive income	6	18
TOTAL STOCKHOLDERS' EQUITY	2,135	2,051
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,707	$7,679

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Par Value
Balance as of September 30, 2018 (Successor)	110.2	$1	$1,745	$287	$18	$2,051
Issuance of common stock under the equity incentive plan	0.8					—
Shares repurchased and retired for tax withholding on vesting of restricted stock units	(0.3)		(6)			(6)
Amortization of share-based compensation			6			6
Adjustment for adoption of new accounting standard (Note 2)				92		92
Net income				9		9
Other comprehensive loss					(20)	(20)
Balance as of December 31, 2018 (Successor)	110.7	1	1,745	388	(2)	2,132
Amortization of share-based compensation			5			5
Adjustment for adoption of new accounting standard (Note 2)				3		3
Net loss				(13)		(13)
Other comprehensive income					8	8
Balance as of March 31, 2019 (Successor)	110.7	$1	$1,750	$378	$6	$2,135

	Common Stock		Additional Paid-In Capital	Accumulated		Total Stockholders' (Deficit) Equity
	Shares	Par Value		(Deficit) Retained Earnings	Other Comprehensive (Loss) Income
Balance as of September 30, 2017 (Predecessor)	494.8	$—	$2,389	$(5,954)	$(1,448)	$(5,013)
Amortization of share-based compensation			3			3
Accrued dividends on Series A preferred stock			(2)			(2)
Accrued dividends on Series B preferred stock			(4)			(4)
Reclassifications to equity awards on redeemable shares			1			1
Net income				2,977		2,977
Other comprehensive income					658	658
Balance as of December 15, 2017 (Predecessor)	494.8	$—	$2,387	$(2,977)	$(790)	$(1,380)
Cancellation of Predecessor equity	(494.8)	—	(2,387)	2,977	790	1,380
Balance as of December 15, 2017 (Predecessor)	—	$—	$—	$—	$—	$—

Balance as of December 15, 2017 (Predecessor)	—	$—	$—	$—	$—	$—
Common stock issued for settlement of Predecessor debt	103.9	1	1,575			1,576
Common stock issued for Pension Benefit Guaranty Corporation	6.1	—	92			92
Balance as of December 15, 2017 (Predecessor)	110.0	$1	$1,667	$—	$—	$1,668

Balance as of December 16, 2017 (Successor)	110.0	$1	$1,667	$—	$—	$1,668
Amortization of share-based compensation			1			1
Net income				237		237
Other comprehensive loss					(13)	(13)
Balance as of December 31, 2017 (Successor)	110.0	1	1,668	237	(13)	1,893
Amortization of share-based compensation			5			5
Net loss				(130)		(130)
Other comprehensive loss					(12)	(12)
Balance as of March 31, 2018 (Successor)	110.0	$1	$1,673	$107	$(25)	$1,756

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Successor		Predecessor
	Six months ended March 31, 2019	Period from December 16, 2017 through March 31, 2018	Period from October 1, 2017 through December 15, 2017
OPERATING ACTIVITIES:
Net (loss) income	$(4)	$107	$2,977
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:
Depreciation and amortization	225	145	31
Share-based compensation	11	6	—
Amortization of debt issuance costs	8	—	—
Accretion of debt discount	3	1	—
Deferred income taxes, net	3	(240)	455
Change in fair value of emergence date warrants	(21)	15	—
Unrealized loss (gain) on foreign currency transactions	12	(7)	—
Other non-cash charges, net	7	1	—
Reorganization items:
Net gain on settlement of Liabilities subject to compromise	—	—	(1,778)
Payment to Pension Benefit Guaranty Corporation	—	—	(340)
Payment to pension trust	—	—	(49)
Payment of unsecured claims	—	—	(58)
Fresh start adjustments, net	—	—	(1,697)
Non-cash and financing related reorganization items, net	—	—	26
Changes in operating assets and liabilities:
Accounts receivable	74	29	40
Inventory	(9)	22	—
Contract assets	(68)	—	—
Contract costs	(30)	—	—
Accounts payable	5	50	(40)
Payroll and benefit obligations	(63)	(34)	16
Business restructuring reserve	(15)	22	(7)
Contract liabilities	50	74	28
Other assets and liabilities	(65)	(97)	(18)
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	123	94	(414)
INVESTING ACTIVITIES:
Capital expenditures	(47)	(18)	(13)
Acquisition of businesses, net of cash acquired	—	(158)	—
Other investing activities, net	(1)	1	—
NET CASH USED FOR INVESTING ACTIVITIES	(48)	(175)	(13)
FINANCING ACTIVITIES:
Proceeds from Term Loan Credit Agreement	—	—	2,896
Repayment of debtor-in-possession financing	—	—	(725)
Repayment of first lien debt	—	—	(2,061)
Repayment of long-term debt, including adequate protection payments	(15)	(7)	(111)
Debt issuance costs	—	—	(97)
Payment of acquisition-related contingent consideration	(9)	—	—
Payments related to sale-leaseback transactions	(8)	(4)	(4)
Other financing activities, net	(7)	—	—
NET CASH USED FOR FINANCING ACTIVITIES	(39)	(11)	(102)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1)	9	(2)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	35	(83)	(531)
Cash, cash equivalents, and restricted cash at beginning of period	704	435	966
Cash, cash equivalents, and restricted cash at end of period	$739	$352	$435

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Background and Basis of Presentation
Background
Avaya Holdings Corp. (the "Parent" or "Avaya Holdings"), together with its consolidated subsidiaries (collectively, the "Company" or "Avaya"), is a global leader in digital communications products, solutions and services for businesses of all sizes. Avaya builds open, converged and innovative solutions to enhance and simplify communications and collaboration in the cloud, on-premises or a hybrid of both. The Company's global team of professionals delivers services from initial planning and design, to implementation and integration, to ongoing managed operations, optimization, training and support. Currently, the Company manages its business operations in two segments, Products & Solutions and Services. The Company sells directly through its worldwide sales force and indirectly through its global network of channel partners, including distributors, service providers, dealers, value-added resellers, system integrators and business partners that provide sales and services support.
Basis of Presentation
Avaya Holdings has no material assets or standalone operations other than its ownership of Avaya Inc. and its subsidiaries. The accompanying unaudited interim Condensed Consolidated Financial Statements as of March 31, 2019 and for the six months ended March 31, 2019, the period from December 16, 2017 through March 31, 2018, and the period from October 1, 2017 through December 15, 2017, reflect the operating results of Avaya Holdings and its consolidated subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial statements, and should be read in conjunction with the audited Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2018, included in the Company's Form 10-K filed with the SEC on December 21, 2018. In management's opinion, these unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary to state fairly the results of operations, financial position and cash flows for the periods indicated. The condensed consolidated results of operations for the interim periods reported are not necessarily indicative of the results for the entire fiscal year.
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
During the six months ended March 31, 2019, the Company recorded an out-of-period adjustment to correct sales and marketing expense. The impact resulted in a $5 million increase to Selling, general and administrative expense and a decrease to net income of $3 million for the six months ended March 31, 2019. Management concluded that the correction was not material to any previously issued consolidated financial statements or to the six months ended March 31, 2019.
The accompanying Condensed Consolidated Financial Statements of the Company have been prepared on a basis that assumes that the Company will continue as a going concern and contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.
On January 19, 2017 (the "Petition Date"), Avaya Holdings, together with certain of its affiliates, namely Avaya CALA Inc., Avaya EMEA Ltd., Avaya Federal Solutions, Inc., Avaya Holdings LLC, Avaya Holdings Two, LLC, Avaya Inc., Avaya Integrated Cabinet Solutions Inc. (n/k/a Avaya Integrated Cabinet Solutions LLC), Avaya Management Services Inc., Avaya Services Inc., Avaya World Services Inc., Octel Communications LLC, Sierra Asia Pacific Inc., Sierra Communication International LLC, Technology Corporation of America, Inc., Ubiquity Software Corporation, VPNet Technologies, Inc. and Zang, Inc. (n/k/a Avaya Cloud Inc.) (the "Debtors"), filed voluntary petitions for relief (the "Bankruptcy Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The cases were jointly administered as Case No. 17-10089 (SMB). The Bankruptcy Court confirmed the Company's Second Amended Joint Chapter 11 Plan of Reorganization of Avaya Inc. and its Debtor Affiliates filed on October 24, 2017 (the "Plan of Reorganization") on November 28, 2017. Confirmation of the Plan of

Reorganization resulted in the discharge of certain claims against the Company that arose before the Petition Date and terminated all rights and interests of equity security holders as provided for in the Plan of Reorganization. The Debtors operated their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 of the Bankruptcy Code and the orders of the Bankruptcy Court until the Plan of Reorganization was substantially consummated and they emerged from bankruptcy on December 15, 2017 (the "Emergence Date").
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
2. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business." This standard clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company adopted this standard as of October 1, 2018 on a prospective basis. The adoption of this standard did not have an impact on the Company's Condensed Consolidated Financial Statements, however, the future impact of the standard will depend on the nature of any future acquisitions or dispositions made by the Company.
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash." This standard requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard as of October 1, 2018 applying the retrospective transition method to each period presented. The adoption resulted in an increase of Net cash used for investing activities of $28 million and $21 million for the period from December 16, 2017 through March 31, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor), respectively.
In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." This standard addresses the appropriate classification of certain cash flows as operating, investing, or financing. The Company adopted this standard as of October 1, 2018 applying the retrospective transition method to each accounting period presented. The adoption of the standard did not have a material impact on the Company's Condensed Consolidated Financial Statements.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASC 606"). This standard superseded most of the previous revenue recognition guidance under GAAP and is intended to improve and converge with international standards the financial reporting requirements for revenue recognition. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. The Company adopted ASC 606 as of October 1, 2018 using the modified retrospective transition method applied to all open contracts with customers that were not completed as of September 30, 2018.
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
On October 1, 2018, the beginning of the Company's fiscal 2019, the Company recorded a net increase to the opening Retained earnings balance of $92 million, net of tax, due to the cumulative impact of adopting ASC 606. During the three and six months ended March 31, 2019, the Company recorded a $3 million adjustment to correct the ASC 606 impact that was recorded to Retained earnings on October 1, 2018. In connection with this adjustment, the Company also recorded an out-of-period adjustment during the six months ended March 31, 2019 to correct goodwill recognized upon the application of fresh start accounting, which resulted in a $2 million decrease to Contract liabilities and a $2 million decrease to Goodwill. Management concluded that these corrections were not material to previously issued consolidated financial statements and to the three and six months ended March 31, 2019.
The revised net increase to Retained earnings due to the cumulative impact of adopting ASC 606 was $95 million, net of tax. The increase to Retained earnings included $97 million for the portion of the transaction price that would have been recognized as revenue under prior guidance (ASC "605"). These amounts will not be recognized as revenue in future periods and are primarily attributable to open contracts that contained professional services, both on a stand-alone basis and when sold together with hardware and software, for which revenue recognition was deferred until project completion under ASC 605.
The impact of the adoption of ASC 606 on the September 30, 2018 Condensed Consolidated Balance Sheet was as follows:

	September 30, 2018		Upon Adoption of ASC 606
(In millions)	As Reported	Adjustments
ASSETS
Accounts receivable, net	$377	$(1)	$376
Inventory	81	(24)	57
Contract assets	—	78	78
Contract costs	—	109	109
Other current assets	170	(66)	104
Property, plant and equipment, net	250	(1)	249
Deferred income taxes, net	29	(2)	27
Other assets	74	16	90

LIABILITIES
Contract liabilities	484	(17)	467
Other current liabilities	148	4	152
Deferred income taxes, net	140	29	169
Other liabilities	374	(2)	372

STOCKHOLDERS' EQUITY
Retained earnings	287	95	382
For additional information refer to Note 3, "Revenue Recognition," for disclosures related to the adoption of ASC 606 and an updated accounting policy related to revenue recognition and contract costs.
Recent Standards Not Yet Effective
In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract." This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for the Company in the first quarter of fiscal 2021, with early adoption permitted. The Company is currently assessing the impact the new guidance will have on its Condensed Consolidated Financial Statements.
In August 2018, the FASB issued ASU No. 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." This standard modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. This update removes disclosures that are not considered cost beneficial, clarifies certain required disclosures and adds additional disclosures. This standard is effective for the Company beginning in fiscal 2021, with early adoption permitted. The amendments in the standard need to be applied on a retrospective basis. The Company is currently assessing the impact of the standard on its disclosures.
In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." This standard modifies the disclosure requirements on fair value measurements by removing certain disclosures, modifying certain disclosures and adding additional disclosures. This standard is effective for the Company beginning in the first quarter of fiscal 2021. Certain disclosures in the standard need to be applied on a retrospective basis and others on a prospective basis. The Company is currently assessing the impact of the standard on its disclosures.
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
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This standard, along with other guidance subsequently issued by the FASB, requires entities to estimate all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The standard also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. This standard is effective for the Company in the first quarter of fiscal 2021 on a prospective basis. The Company is currently evaluating the impact that the adoption of this standard may have on its Condensed Consolidated Financial Statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." This standard, along with other guidance subsequently issued by the FASB, requires lessees to recognize lease assets and liabilities for all leases with lease terms of more than 12 months. The standard makes similar changes to lessor accounting and aligns key aspects of the lessor accounting model with the revenue recognition standard. Presentation of leases within the statements of operations and statements of cash flows will primarily depend on its classification as a finance or operating lease. This standard is effective for the Company in the first quarter of fiscal 2020 with early adoption permitted. The Company expects to adopt this standard using a modified retrospective approach in the first quarter of fiscal 2020 and is continuing to evaluate the impact of this standard on its Condensed Consolidated Financial Statements.
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

Impact of ASC 606 on Financial Statement Line Items
The impact of the adoption of ASC 606 by financial statement line item within the Condensed Consolidated Balance Sheet as of March 31, 2019 is as follows:

	March 31, 2019
(In millions)	As Reported	Adjustments	Without Adoption of ASC 606
ASSETS
Accounts receivable, net	$300	$2	$302
Inventory	66	43	109
Contract assets	146	(146)	—
Contract costs	127	(127)	—
Other current assets	136	102	238
Property, plant and equipment, net	236	1	237
Deferred income taxes, net	26	2	28
Other assets	105	(13)	92

LIABILITIES
Accounts payable	275	(1)	274
Contract liabilities	500	35	535
Other current liabilities	143	(9)	134
Deferred income taxes, net	160	(29)	131
Other liabilities	378	2	380

STOCKHOLDERS' EQUITY
Retained earnings	378	(134)	244

The impact of the adoption of ASC 606 by financial statement line item within the Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2019 is as follows:

	Three months ended March 31, 2019			Six months ended March 31, 2019
(In millions)	As Reported	Adjustments	Without Adoption of ASC 606	As Reported	Adjustments	Without Adoption of ASC 606
REVENUE
Products	$287	$(15)	$272	$611	$(45)	$566
Services	422	(21)	401	836	(41)	795
	709	(36)	673	1,447	(86)	1,361
COSTS
Products:
Costs	105	(3)	102	220	(9)	211
Amortization of technology intangible assets	44	—	44	87	—	87
Services	174	(7)	167	347	(13)	334
	323	(10)	313	654	(22)	632
GROSS PROFIT	386	(26)	360	793	(64)	729
OPERATING EXPENSES
Selling, general and administrative	251	(4)	247	508	4	512
Research and development	52	—	52	105	—	105
Amortization of intangible assets	41	—	41	81	—	81
Restructuring charges, net	4	—	4	11	—	11
	348	(4)	344	705	4	709
OPERATING INCOME	38	(22)	16	88	(68)	20
Interest expense	(58)	—	(58)	(118)	—	(118)
Other income, net	1	—	1	23	—	23
LOSS BEFORE INCOME TAXES	(19)	(22)	(41)	(7)	(68)	(75)
Benefit from income taxes	6	11	17	3	29	32
NET LOSS	$(13)	$(11)	$(24)	$(4)	$(39)	$(43)
The adoption of ASC 606 did not impact net cash provided by or used for operating, investing, or financing activities within the Condensed Consolidated Statement of Cash Flows for the six months ended March 31, 2019.
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
Disaggregation of Revenue
The following tables provide the Company's disaggregated revenue for the three and six months ended March 31, 2019:

(In millions)	Three months ended March 31, 2019	Six months ended March 31, 2019
REVENUE
Products & Solutions	$289	$615
Services	425	847
Unallocated Amounts	(5)	(15)
	$709	$1,447

	Three months ended March 31, 2019
(In millions)	Products & Solutions	Services	Unallocated	Total
Revenue:
U.S.	$130	$248	$(3)	$375
International:
Europe, Middle East and Africa	93	96	(1)	188
Asia Pacific	37	43	(1)	79
Americas International - Canada and Latin America	29	38	—	67
Total International	159	177	(2)	334
Total revenue	$289	$425	$(5)	$709

	Six months ended March 31, 2019
(In millions)	Products & Solutions	Services	Unallocated	Total
Revenue:
U.S.	$280	$499	$(10)	$769
International:
Europe, Middle East and Africa	199	190	(2)	387
Asia Pacific	75	84	(2)	157
Americas International - Canada and Latin America	61	74	(1)	134
Total International	335	348	(5)	678
Total revenue	$615	$847	$(15)	$1,447
Unallocated amounts represent the fair value adjustment to deferred revenue recognized upon emergence from bankruptcy and excluded from segment revenue.
Transaction Price Allocated to the Remaining Performance Obligations
Transaction price allocated to remaining performance obligations that are wholly or partially unsatisfied as of March 31, 2019 is $2.7 billion, of which 55% and 27% is expected to be recognized within 12 months and 13-24 months, respectively, with the remaining balance recognized thereafter. This excludes amounts for remaining performance obligations that are (1) for contracts recognized over time using the "right to invoice" practical expedient, (2) related to sales or usage based royalties promised in exchange for a license of intellectual property, and (3) related to variable consideration allocated entirely to a wholly unsatisfied performance obligation.
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

The following table provides information about accounts receivable, contract assets and contract liabilities for the periods presented:

(In millions)	March 31, 2019	October 1, 2018	Increase (Decrease)
Accounts receivable, net	$300	$376	$(76)

Contract assets:
Current	$146	$78	$68
Non-current (Other assets)	3	3	—
	$149	$81	$68

Cost of obtaining a contract:
Current (Contract costs)	$84	$64	$20
Non-current (Other assets)	48	36	12
	$132	$100	$32

Cost to fulfill a contract:
Current (Contract costs)	$43	$45	$(2)

Contract liabilities:
Current	$500	$467	$33
Non-current (Other liabilities)	69	52	17
	$569	$519	$50
The change in contract assets and contract liabilities primarily results from the timing difference between the Company’s satisfaction of a performance obligation and the timing of the payment from the customer. Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional. The Company recognizes a contract asset when it transfers products and services to a customer in advance of scheduled billings. Contract assets decrease when the Company invoices the customer or the right to receive consideration is unconditional. The Company did not record any asset impairment charges related to contract assets during the six months ended March 31, 2019. Contract liabilities are recorded when the Company receives payment from the customer in advance of the Company’s completion of performance obligation(s). During the six months ended March 31, 2019, the Company recognized revenue of $396 million that had been recorded as a Contract liability at October 1, 2018.
Contract Costs
The Company capitalizes direct and incremental costs incurred to obtain and to fulfill a contract, such as sales commissions and products and services, respectively. These costs are recognized as an asset if the Company expects to recover them and are amortized consistent with the transfer to the customer of the underlying performance obligations. Costs to obtain a contract are amortized using the portfolio approach over the average term of the customer contracts, which corresponds to the period of benefit. Costs incurred to obtain a contract with an amortization period of one year or less are expensed as incurred, in accordance with the prescribed practical expedient. For the three months ended March 31, 2019, the Company recognized $24 million for amortization of costs to obtain customer contracts, of which $23 million was included in Selling, general and administrative expense and the remaining $1 million was a reduction to Revenue. For the six months ended March 31, 2019, the Company recognized $46 million for amortization of costs to obtain customer contracts, of which $43 million was included in Selling, general and administrative expense and the remaining $3 million was a reduction to Revenue.
Contract fulfillment costs are recognized consistent with the transfer to the customer of the underlying performance obligations based on the specific contracts to which they relate. For the three and six months ended March 31, 2019, the Company recognized $6 million and $20 million of contract fulfillment costs within Costs, respectively.
4. Business Combinations
Spoken Communications
On March 9, 2018 (the "Acquisition Date"), the Company acquired Intellisist, Inc. ("Spoken"), a United States-based private technology company, which provides cloud-based Contact Center as a Service solutions and customer experience management and automation applications. The total purchase price was $172 million, consisting of $157 million in cash, $14 million in contingent consideration and a $1 million settlement of Spoken’s net payable to the Company which mainly related to services provided by the Company to Spoken under a co-development partnership prior to the acquisition.
Upon the achievement of three specified performance targets ("Earn-outs"), the Company is required to pay up to $16 million of contingent consideration to Spoken's former owners and employees and up to $4 million in discretionary earn-out bonuses ("Earn-out Bonuses") to Spoken employees who have contributed to the achievement of the Earn-outs. The fair value of the Earn-outs at the Acquisition Date was $14 million, which was calculated using a probability-weighted discounted cash flow model and is remeasured to fair value at each subsequent reporting period. The Earn-out Bonuses, which are intended to incentivize continuing employees to assist in achieving the Earn-outs, are excluded from the acquisition consideration and are recognized as compensation expense in the Company's Condensed Consolidated Financial Statements ratably over the estimated Earn-out periods. During the six months ended March 31, 2019, the Company paid $11 million and $2 million for Earn-outs and Earn-out Bonuses, respectively, related to the achievement of two of the three Earn-out targets. The third Earn-out target is expected to be completed and the corresponding Earn-out and Earn-out Bonuses are expected to be paid by the Company during the remainder of fiscal 2019. As of March 31, 2019, the fair value of the Earn-out liability was $5 million.
In connection with this acquisition, the Company recorded goodwill of $117 million, which has been assigned to the Products & Solutions segment, identifiable intangible assets with a fair value of $64 million, and other net liabilities of $9 million. The goodwill recognized is attributable primarily to the potential that the Spoken technology, cloud platform and assembled workforce will accelerate the Company's growth in cloud-based solutions. The Company has determined that the goodwill is not deductible for tax purposes.
The acquired intangible assets of $64 million included technology and patents of $56 million with a weighted average useful life of 4.9 years, $5 million of in-process research and development ("IPR&D") activities, which are considered indefinite lived until projects are completed or abandoned, and customer relationships of $3 million with a weighted average useful life of 7.5 years. During the six months ended March 31, 2019, certain IPR&D activities have been completed and are being amortized over a weighted average useful life of 5.0 years.
Spoken became a wholly-owned subsidiary of the Company on March 9, 2018. The Company's Condensed Consolidated Financial Statements reflect the financial results of the operations of Spoken beginning on March 9, 2018. Spoken’s revenue and operating loss included in the Company’s results for the six months ended March 31, 2019, was $5 million and $13 million, respectively. As of March 31, 2019, the Company finalized its purchase accounting for the Spoken acquisition.
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
As a result of lower than planned financial results for the three and six months ended March 31, 2019, the Company evaluated whether it is more likely than not that the fair value of one or more reporting units is below the respective carrying amount.  As a result of this evaluation, the Company determined that an interim impairment test was not required.  However, if conditions deteriorate further or if changes in key assumptions and estimates differ significantly from management’s expectations, the Company will reassess its conclusion and it may be necessary to record impairment charges in the future.
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
The Company determined that no events occurred or circumstances changed during the six months ended March 31, 2019 that would indicate that its finite-lived intangible assets may not be recoverable or that it is more likely than not that its indefinite-lived intangible assets are impaired. However, if conditions deteriorate or there is a change in the business, it may be necessary to record impairment charges in the future.

The Company's intangible assets consist of the following for the periods indicated:

(In millions)	Technology and Patents	Customer Relationships and Other Intangibles	Trademarks and Trade Names	Total
Balance as of March 31, 2019
Finite-lived intangible assets:
Cost	$962	$2,157	$43	$3,162
Accumulated amortization	(222)	(202)	(6)	(430)
Finite-lived intangible assets, net	740	1,955	37	2,732
Indefinite-lived intangible assets	2	—	332	334
Intangible assets, net	$742	$1,955	$369	$3,066
Balance as of September 30, 2018
Finite-lived intangible assets:
Cost	$959	$2,157	$43	$3,159
Accumulated amortization	(135)	(124)	(3)	(262)
Finite-lived intangible assets, net	824	2,033	40	2,897
Indefinite-lived intangible assets	5	—	332	337
Intangible assets, net	$829	$2,033	$372	$3,234
Amortization expense for the three months ended March 31, 2019 and 2018 (Successor) was $85 million and $81 million, respectively. Amortization expense for the six months ended March 31, 2019 (Successor), the period from December 16, 2017 through March 31, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor) was $168 million, $95 million and $13 million, respectively.
6. Supplementary Financial Information
Condensed Consolidated Statements of Operations Information
The following table presents a summary of Other income (expense), net for the periods indicated:

	Successor				Predecessor
(In millions)	Three months ended March 31, 2019	Three months ended March 31, 2018	Six months ended March 31, 2019	Period from December 16, 2017 through March 31, 2018	Period from October 1, 2017 through December 15, 2017
OTHER INCOME (EXPENSE), NET
Interest income	$4	$1	$7	$1	$2
Foreign currency losses, net	(6)	(3)	(7)	(1)	—
Income from transition services agreement, net	—	4	—	4	3
Other pension and post-retirement benefit credits (costs), net	2	4	4	5	(8)
Change in fair value of emergence date warrants	3	(10)	21	(15)	—
Other, net	(2)	1	(2)	1	1
Total other income (expense), net	$1	$(3)	$23	$(5)	$(2)

A summary of Reorganization items, net for the periods indicated is presented in the following table:

Predecessor
(In millions)	Period from October 1, 2017 through December 15, 2017
REORGANIZATION ITEMS, NET
Net gain on settlement of Liabilities subject to compromise	$1,778
Net gain on fresh start adjustments	1,697
Bankruptcy-related professional fees	(56)
Other items, net	(3)
Reorganization items, net	$3,416
Cash payments for reorganization items	$2,524
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
Supplemental Cash Flow Information

	Successor				Predecessor
(In millions)	Three months ended March 31, 2019	Three months ended March 31, 2018	Six months ended March 31, 2019	Period from December 16, 2017 through March 31, 2018	Period from October 1, 2017 through December 15, 2017
OTHER PAYMENTS
Interest payments	$51	$47	$99	$47	$15
Income tax payments	28	7	35	9	7

NON-CASH INVESTING ACTIVITIES
Increase (decrease) in Accounts payable for Capital expenditures	$1	$(1)	$5	$—	$—
The following table presents a reconciliation of cash, cash equivalents, and restricted cash that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows for the periods presented:

	Successor			Predecessor
(In millions)	March 31, 2019	September 30, 2018	March 31, 2018	December 15, 2017	September 30, 2017
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$735	$700	$311	$366	$876
Restricted cash included in other current assets	—	—	37	65	85
Restricted cash included in other assets	4	4	4	4	5
Total cash, cash equivalents, and restricted cash	$739	$704	$352	$435	$966
As of March 31, 2018 (Successor) and December 15, 2017 (Predecessor), restricted cash in other current assets consisted primarily of funds held for bankruptcy-related professional fees and funds held related to the sale of the Company's Networking business in July 2017. As of September 30, 2017 (Predecessor), restricted cash in other current assets consisted primarily of cash that was drawn from term loans under the Debtor-in-Possession credit agreement to cash collateralize existing letters of credit.

7. Business Restructuring Reserves and Programs
For the three months ended March 31, 2019 and 2018 (Successor), the Company recognized restructuring charges of $4 million and $40 million, respectively. For the six months ended March 31, 2019 (Successor), the period from December 16, 2017 through March 31, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor), the Company recognized restructuring charges of $11 million, $50 million and $14 million, respectively. The restructuring charges include changes in estimates for increases and decreases in costs or changes in the timing of payments related to the restructuring programs of prior fiscal years. The Company's restructuring charges generally include separation charges which include, but are not limited to, termination payments, pension fund payments, and health care and unemployment insurance costs to be paid to, or on behalf of, the affected employees; and lease obligation charges. As the Company continues to evaluate opportunities to streamline its operations, it may identify cost savings globally and take additional restructuring actions in the future and the costs of those actions could be material. The Company does not allocate restructuring reserves to its operating segments.
Fiscal 2019 Restructuring Program
Recognized restructuring charges for the fiscal 2019 restructuring program included employee separation costs associated with employee severance actions primarily in the U.S., Europe, Middle East and Africa ("EMEA") and Canada, for which the related payments are expected to be completed by fiscal 2021.
The following table summarizes the components of the fiscal 2019 restructuring program for the six months ended March 31, 2019:

(In millions)	Employee Separation Costs	Lease Obligations	Total
Restructuring charges	$10	$1	$11
Cash payments	(4)	—	(4)
Impact of foreign currency fluctuations	(1)	—	(1)
Balance as of March 31, 2019	$5	$1	$6
Fiscal 2018 Restructuring Program
Fiscal 2018 restructuring obligations include employee separation costs associated with employee severance actions primarily in EMEA, for which the related payments are expected to be completed by the beginning of fiscal 2027.
The following table summarizes the components of the fiscal 2018 restructuring program for the six months ended March 31, 2019:

(In millions)	Employee Separation Costs	Lease Obligations	Total
Balance as of September 30, 2018	$54	$—	$54
Adjustments (1)	(1)	—	(1)
Cash payments	(10)	—	(10)
Impact of foreign currency fluctuations	(1)	—	(1)
Balance as of March 31, 2019	$42	$—	$42

(1)
Includes changes in estimates for increases and decreases in costs related to the fiscal 2018 restructuring program, which are recorded in Restructuring charges, net in the Consolidated Statements of Operations in the period of the adjustment.

Fiscal 2008 through 2017 Restructuring Programs
These obligations are primarily for costs associated with eliminating employee positions and exiting facilities. The payments related to the headcount reductions identified in these programs are expected to be substantially completed by fiscal 2023. Future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with the closing or consolidation of facilities are expected to continue through fiscal 2021.

The following table aggregates the remaining components of the fiscal 2008 through 2017 restructuring programs for the six months ended March 31, 2019:

(In millions)	Employee Separation Costs	Lease Obligations	Total
Balance as of September 30, 2018	$38	$6	$44
Adjustments (1)	1	—	1
Cash payments	(9)	(2)	(11)
Impact of foreign currency fluctuations	(1)	—	(1)
Balance as of March 31, 2019	$29	$4	$33

(1)
Includes changes in estimates for increases and decreases in costs related to the fiscal 2008 through 2017 restructuring programs, which are recorded in Restructuring charges, net in the Consolidated Statements of Operations in the period of the adjustment.

8. Financing Arrangements
The following table reflects principal amounts of debt and debt net of discounts and issuance costs for the periods presented:

	March 31, 2019		September 30, 2018
(In millions)	Principal amount	Net of discounts and issuance costs	Principal amount	Net of discounts and issuance costs
Term Loan Credit Agreement due December 15, 2024	$2,888	$2,858	$2,903	$2,870
Convertible 2.25% senior notes due June 15, 2023	350	264	350	256
Total debt	$3,238	3,122	$3,253	3,126
Debt maturing within one year		(29)		(29)
Long-term debt, net of current portion		$3,093		$3,097
Term Loan and ABL Credit Agreements
On December 15, 2017, Avaya Inc. entered into (i) the Term Loan Credit Agreement among Avaya Inc., as borrower, Avaya Holdings, the lending institutions from time to time party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent, which provided a $2,925 million term loan facility maturing on December 15, 2024 (the "Term Loan Credit Agreement") and (ii) the ABL Credit Agreement maturing on December 15, 2022, among Avaya Inc., as borrower, Avaya Holdings, the several other borrowers party thereto, the several lenders from time to time party thereto, and Citibank, N.A., as administrative agent and collateral agent, which provided a revolving credit facility consisting of a U.S. tranche and a foreign tranche allowing for borrowings of up to an aggregate principal amount of $300 million from time to time, subject to borrowing base availability (the "ABL Credit Agreement" and, together with the Term Loan Credit Agreement, the "Credit Agreements"). On June 18, 2018, the Company amended the Term Loan Credit Agreement to reduce interest rates and to reduce the London Inter-bank Offered Rate ("LIBOR") floor that existed under the original agreement from 1.00% to 0.00%.
For the three and six months ended March 31, 2019, the three months ended March 31, 2018 and the period from December 16, 2017 through March 31, 2018, the Company recognized interest expense of $50 million, $100 million, $47 million and $56 million, respectively, related to the Term Loan Credit Agreement, including the amortization of discounts and issuance costs.
Under the terms of the ABL Credit Agreement, the Company can issue letters of credit up to $150 million. At March 31, 2019, the Company had issued and outstanding letters of credit and guarantees of $46 million. As of March 31, 2019, the Company had no borrowings outstanding under the ABL. The aggregate additional principal amount that may be borrowed under the ABL Credit Agreement, based on the borrowing base less $46 million of outstanding letters of credit and guarantees, was $142 million at March 31, 2019.
Convertible Notes
On June 11, 2018, the Company issued its 2.25% Convertible Notes in an aggregate principal amount of $350 million (including the underwriters’ exercise in full of an over-allotment option of $50 million), which mature on June 15, 2023 (the "Convertible Notes"). The Convertible Notes were issued under an indenture, by and between the Company and the Bank of New York Mellon Trust Company N.A., as Trustee. For the three and six months ended March 31, 2019, the Company recognized interest expense of $6 million and $12 million related to the Convertible Notes, which includes $4 million and $8 million of amortization of the underwriting discount and issuance costs, respectively.

The net carrying amount of the Convertible Notes for the periods indicated was as follows:

(In millions)	March 31, 2019	September 30, 2018
Principal	$350	$350
Less:
Unamortized debt discount	(80)	(87)
Unamortized issuance costs	(6)	(7)
Net carrying amount	$264	$256
The weighted average contractual interest rate of the Company’s outstanding debt as of March 31, 2019 and September 30, 2018 was 6.5% and 6.4%, respectively. The effective interest rate for the Term Loan Credit Agreement as of March 31, 2019 was not materially different than its contractual interest rate including adjustments related to hedging. The effective interest rate for the Convertible Notes as of March 31, 2019 was 9.2% reflecting the separation of the conversion feature in equity. The effective interest rates include interest on the debt and amortization of discounts and issuance costs.
For the period from October 1, 2017 through December 15, 2017 (Predecessor), contractual interest expense of $94 million was not recorded as interest expense, as it was not an allowed claim under the Bankruptcy Filing.
As of March 31, 2019, the Company was not in default under any of its debt agreements.
Capital Lease Obligations
Included in Other liabilities is $23 million and $31 million of capital lease obligations, net of imputed interest as of March 31, 2019 and September 30, 2018, respectively.
The Company outsources certain delivery services associated with Avaya private cloud services, which include the sale of specified assets owned by the Company that are leased-back by the Company and accounted for as a capital lease. As of March 31, 2019 and September 30, 2018, capital lease obligations associated with this agreement were $19 million and $26 million, respectively.
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
On May 16, 2018, the Company entered into interest rate swap agreements with six counterparties, which fixed a portion of the variable interest due under its Term Loan Credit Agreement (the "Swap Agreements"). Under the terms of the Swap Agreements, which mature on December 15, 2022, the Company pays a fixed rate of 2.935% and receives a variable rate of interest based on one-month LIBOR. As of March 31, 2019, the total notional amount of the six Swap Agreements was $1,800 million.
The Swap Agreements are designated as cash flow hedges as they are deemed highly effective as defined under ASC 815. As a result, the unrealized gains or losses on these contracts are initially recorded as Accumulated other comprehensive income in the Condensed Consolidated Balance Sheets. As interest expense is recognized on the Term Loan Credit Agreement, the corresponding deferred gain or loss on the interest rate swaps is reclassified from Accumulated other comprehensive income to Interest expense in the Condensed Consolidated Statements of Operations. Based on the amount in Accumulated other comprehensive income at March 31, 2019, approximately $10 million would be reclassified into net income in the next twelve months as interest expense.
It is management's intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.
Foreign Exchange Contracts
The Company, from time-to-time, utilizes foreign currency forward contracts primarily to hedge fluctuations associated with certain monetary assets and liabilities including receivables, payables and certain intercompany obligations. These foreign currency forward contracts are not designated for hedge accounting treatment. As a result, changes in the fair value of these contracts are recorded as a component of Other income (expense), net to offset the change in the value of the hedged assets and liabilities. As of March 31, 2019, the Company maintained open foreign exchange contracts with a total notional value of $87 million, hedging the British Pound Sterling, Czech Koruna, Australian Dollar and Hungarian Forint. The Company did not maintain any foreign currency forward contracts during the period from December 16, 2017 through March 31, 2018 (Successor) or the period from October 1, 2017 through December 15, 2017 (Predecessor).
Emergence Date Warrants
In accordance with the Plan of Reorganization, the Company issued warrants to purchase 5,645,200 shares of Company common stock to the holders of the Predecessor second lien obligations pursuant to a warrant agreement ("Emergence Date Warrants"). Each Emergence Date Warrant has an exercise price of $25.55 per share and expires December 15, 2022. The Emergence Date Warrants contain certain derivative features that require them to be classified as a liability and for changes in the fair value of the liability to be recognized in earnings each reporting period. On November 14, 2018, the Company's Board of Directors approved a warrant repurchase program, authorizing the Company to repurchase up to $15 million worth of the Emergence Date Warrants. None of the Emergence Date Warrants have been exercised or repurchased as of March 31, 2019.
The fair value of the Emergence Date Warrants was determined using a probability weighted Black-Scholes option pricing model. This model requires certain input assumptions including risk-free interest rates, volatility, expected life and dividend rates. Selection of these inputs involves significant judgment. The fair value of the Emergence Date Warrants as of March 31, 2019 and September 30, 2018 was determined using the input assumptions summarized below:

	March 31, 2019	September 30, 2018
Expected volatility	56.10%	50.14%
Risk-free interest rates	2.20%	2.90%
Expected remaining life (in years)	3.71	4.21
Price per share of common stock	$16.83	$22.14
In determining the fair value of the Emergence Date Warrants, the dividend yield was assumed to be zero as the Company does not anticipate paying dividends.
The following table summarizes the fair value of the Company's derivatives on a gross basis segregated between those that are designated as hedging instruments and those that are not designated as hedging instruments:

		March 31, 2019		September 30, 2018
(In millions)	Balance Sheet Caption	Asset	Liability	Asset	Liability
Derivatives Designated as Hedging Instruments:
Interest rate contracts	Other assets	$—	$—	$3	$—
Interest rate contracts	Other current liabilities	—	10	—	7
Interest rate contracts	Other liabilities	—	36	—	—
		—	46	3	7

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Other current liabilities	—	1	—	—
Emergence Date Warrants	Other liabilities	—	13	—	34
		—	14	—	34
Total derivative fair value		$—	$60	$3	$41

The following table provides information regarding the location and amount of pre-tax losses for derivatives designated as cash flow hedges:

	Three months ended March 31, 2019		Six months ended March 31, 2019
(In millions)	Interest Expense	Other Comprehensive Income (Loss)	Interest Expense	Other Comprehensive Income (Loss)
Financial Statement Line Item in which Cash Flow Hedges are Recorded	$(58)	$8	$(118)	$(12)

Impact of cash flow hedging relationships:
Loss recognized in AOCI - on interest rate swaps	—	(16)	—	(47)
Interest expense from AOCI reclassified	(2)	2	(5)	5
The following table provides information regarding the pre-tax gains (losses) for derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Operations:

		Successor				Predecessor
		Three months ended March 31, 2019	Three months ended March 31, 2018	Six months ended March 31, 2019	Period from December 16, 2017 through March 31, 2018	Period from October 1, 2017 through December 15, 2017
(In millions)	Location of Derivative Pre-tax Gain (Loss)
Emergence Date Warrants	Other income (expense), net	$3	$(10)	$21	$(15)	$—
Foreign exchange contracts	Other income (expense), net	—	—	—	—	—
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

	March 31, 2019		September 30, 2018
(In millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the Condensed Consolidated Balance Sheet	$—	$60	$3	$41
Gross amount subject to offset in master netting arrangements not offset in the Condensed Consolidated Balance Sheet	—	—	(3)	(3)
Net amounts	$—	$60	$—	$38
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and September 30, 2018 were as follows:

	March 31, 2019				September 30, 2018
	Fair Value Measurements Using				Fair Value Measurements Using
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$2	$2	$—	$—	$2	$2	$—	$—
Interest rate contracts	—	—	—	—	3	—	3	—
Total assets	$2	$2	$—	$—	$5	$2	$3	$—

Liabilities:
Interest rate contracts	$46	$—	$46	$—	$7	$—	$7	$—
Foreign exchange contracts	1	—	1	—	—	—	—	—
Spoken acquisition Earn-outs	5	—	—	5	15	—	—	15
Emergence Date Warrants	13	—	—	13	34	—	—	34
Total liabilities	$65	$—	$47	$18	$56	$—	$7	$49
Investments
Investments classified as Level 1 assets are priced using quoted market prices for identical assets in active markets that are observable. Investments are recorded in Other assets in the Condensed Consolidated Balance Sheets.
Interest rate and foreign exchange contracts
Interest rate and foreign exchange contracts classified as Level 2 assets and liabilities are not actively traded and are valued using pricing models that use observable inputs.
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
During the three months ended March 31, 2019 and 2018 (Successor), the six months ended March 31, 2019 (Successor), the period from December 16, 2017 through March 31, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor), there were no transfers between Level 1 and Level 2, or into and out of Level 3.
The following table summarizes the activity for the Company's Level 3 liabilities measured at fair value on a recurring basis:

(In millions)	Emergence Date Warrants	Spoken Acquisition Earn-outs	Total
Balance as of September 30, 2018	$34	$15	$49
Change in fair value(1)	(21)	1	(20)
Settlement	—	(11)	(11)
Balance as of March 31, 2019	$13	$5	$18
(1) Changes in fair value of the Emergence Date Warrants are included in Other income (expense), net. Changes in fair value of the Spoken acquisition Earn-outs are included in Selling, general and administrative expense.
Fair Value of Financial Instruments
The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, to the extent the underlying liability will be settled in cash, approximate their carrying values because of the short-term nature of these instruments.

As of March 31, 2019 and September 30, 2018, the estimated fair value of the Convertible Notes was determined based on the quoted price of the Convertible Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2.
The estimated fair values of amounts borrowed under the Company's other financing arrangements at March 31, 2019 and September 30, 2018 were estimated based on a Level 2 input based on a market approach utilizing market-clearing data on the valuation date in addition to bid/ask prices.
The estimated fair values of the amounts borrowed under the Company’s financing agreements at March 31, 2019 and September 30, 2018 are as follows:

	March 31, 2019		September 30, 2018
(In millions)	Principal amount	Fair value	Principal amount	Fair value
Term Loan Credit Agreement due December 15, 2024	$2,888	$2,881	$2,903	$2,932
Convertible 2.25% senior notes due June 15, 2023	350	324	350	357
Total debt	$3,238	$3,205	$3,253	$3,289
11. Income Taxes
The Company's effective income tax rate for the three and six months ended March 31, 2019 differed from the U.S. federal tax rate primarily due to: (1) income and losses taxed at different foreign tax rates, (2) losses generated within certain foreign jurisdictions for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) non-U.S. withholding taxes on foreign earnings, (4) current period changes to unrecognized tax positions, (5) U.S. state and local income taxes, (6) the impact of the Tax Cuts and Jobs Act ("the Act") relating to Global Intangible Low-Taxed Income ("GILTI") and Foreign-Derived Intangible Income ("FDII"), (7) a limitation on the deductibility of interest expense under IRC Section 163(j), and (8) foreign tax credits.
The Company's effective income tax rate for the three months ended March 31, 2018 differed from the U.S. federal tax rate primarily due to: (1) income and losses taxed at different foreign tax rates, (2) losses generated within certain foreign jurisdictions for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) non-U.S. withholding taxes on foreign earnings, (4) current period changes to unrecognized tax positions, (5) U.S. state and local income taxes, (6) the impact of the Act relating to GILTI and FDII, and (7) foreign tax credits.
The Company's effective income tax rate for the period from December 16, 2017 through March 31, 2018 (Successor) differed from the U.S. federal tax rate primarily due to: (1) income and losses taxed at different foreign tax rates, (2) losses generated within certain foreign jurisdictions for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) non-U.S. withholding taxes on foreign earnings, (4) current period changes to unrecognized tax positions, (5) U.S. state and local income taxes, (6) an increase in estimated current year tax loss, which is eliminated as part of the attribute reduction related to the cancellation of indebtedness income ("CODI"), and (7) the impact of the Act.
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
The components of the pension and post-retirement net periodic benefit (credit) cost for the periods indicated are provided in the table below:

	Successor				Predecessor(1)
(In millions)	Three months ended March 31, 2019	Three months ended March 31, 2018	Six months ended March 31, 2019	Period from December 16, 2017 through March 31, 2018	Period from October 1, 2017 through December 15, 2017
Pension Benefits - U.S.
Components of net periodic benefit (credit) cost
Service cost	$1	$1	$2	$1	$1
Interest cost	9	9	19	10	22
Expected return on plan assets	(15)	(16)	(30)	(18)	(38)
Amortization of actuarial loss	—	—	—	—	20
Net periodic benefit (credit) cost	$(5)	$(6)	$(9)	$(7)	$5

Pension Benefits - Non-U.S.
Components of net periodic benefit cost
Service cost	$1	$2	$3	$2	$2
Interest cost	3	2	5	2	3
Expected return on plan assets	—	—	—	—	(1)
Amortization of actuarial loss	—	—	—	—	2
Net periodic benefit cost	$4	$4	$8	$4	$6

Post-retirement Benefits - U.S.
Components of net periodic benefit cost
Service cost	$1	$—	$1	$—	$—
Interest cost	4	3	7	3	3
Expected return on plan assets	(3)	(2)	(5)	(2)	(2)
Amortization of prior service cost	—	—	—	—	(3)
Amortization of actuarial loss	—	—	—	—	2
Net periodic benefit cost	$2	$1	$3	$1	$—
(1) Excludes Plan of Reorganization related settlements that were recorded in Reorganization items, net in the Condensed Consolidated Statements of Operations.
The service components of net periodic benefit (credit) cost were recorded similar to compensation expense, while all other components were recorded in Other income (expense), net.
The Company's general funding policy with respect to its U.S. qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations, or to directly pay benefits where appropriate. Contributions to U.S. pension plans were $18 million for the six months ended March 31, 2019, which represented the amounts required to satisfy the minimum statutory funding requirements in the U.S. For the remainder of fiscal 2019, the Company estimates that it will make contributions totaling $9 million to satisfy the minimum statutory funding requirements in the U.S.
Contributions to the non-U.S. pension plans were $16 million for the six months ended March 31, 2019. For the remainder of fiscal 2019, the Company estimates that it will make contributions totaling $9 million for its non-U.S. plans.
Most post-retirement medical benefits are not pre-funded. Consequently, the Company makes payments directly to the claims administrator as retiree medical benefit claims are disbursed. These payments are funded by the Company up to the maximum contribution amounts specified in the plan documents and contract with the Communications Workers of America and the International Brotherhood of Electrical Workers, and contributions from the participants, if required. During the six months ended March 31, 2019, the Company made payments for retiree medical and dental benefits of $7 million and received a $3 million reimbursement from the represented employees' post-retirement health trust related to payments in prior periods. The Company estimates it will make contributions for retiree medical and dental benefits totaling $7 million for the remainder of fiscal 2019.
13. Share-based Compensation
Successor
The Company has a share-based compensation plan under which non-employee directors, employees of the Company or any of its affiliates, and certain consultants and advisors may be granted stock options, restricted stock, restricted stock units ("RSUs"), performance awards ("PRSUs") and other forms of awards granted or denominated in shares of the Company's common stock, as well as certain cash-based awards. Stock options and RSUs granted to employees generally vest ratably over a period of three years. PRSUs granted to certain senior executive employees vest at the end of the service period of three years. Awards granted to non-employee directors during fiscal 2019 vest immediately, while those granted during fiscal 2018 vested ratably over one year. As of the Emergence Date, forfeitures are accounted for as incurred.
Pre-tax share-based compensation expense for three months ended March 31, 2019 and 2018 was $5 million and $5 million, respectively. Pre-tax share-based compensation expense for the six months ended March 31, 2019 and the period from December 16, 2017 through March 31, 2018 was $11 million and $6 million, respectively.
During the six months ended March 31, 2019, the Company granted 1,464,125 RSUs with a weighted average grant date fair value of $15.21 per RSU. During the six months ended March 31, 2019, there were 899,097 RSUs that vested with a weighted average grant date fair value of $15.47.
In February 2019, the Company granted 274,223 PRSUs with a grant date fair value of $11.18 per PRSU. These PRSUs will become eligible to vest if prior to the vesting date of February 11, 2022, the average closing price of one share of the Company’s Common Stock for sixty consecutive days equals or exceeds $23.50. The grant date fair value of the award was estimated using a Monte Carlo simulation model that incorporated multiple valuation assumptions, including the probability of achieving the specified market condition. Additional assumptions used in the valuation included an expected volatility of 53.76% based on a blend of Company and peer group company historical data adjusted for the Company’s leverage, and a risk-free interest rate of 2.45% based on U.S. Treasury yields with a term equal to the vesting period. The grant date fair value of these PRSUs will be recognized as expense ratably over the vesting period and will not be adjusted in future periods for the success or failure to achieve the specified market condition.
In February 2019, the Company also granted 182,020 PRSUs which will vest based on the attainment of specified performance metrics for each of the next three separate fiscal years (collectively the "Performance Period"), and the Company's total shareholder return over the Performance Period as compared to the total shareholder return for a specified index of companies over the same period. The grant date fair value of the awards was estimated using a Monte Carlo simulation model that incorporated multiple valuation assumptions, including the probability of achieving the total shareholder return market condition. Other key assumptions used in the valuation included an expected volatility of 53.00% based on a blend of Company and peer group company historical data adjusted for the Company’s leverage, and a risk free interest rate of 2.46% based on U.S. Treasury yields with a term equal to the remaining Performance Period as of the grant date. During the Performance Period, the Company will adjust compensation expense for the awards based on its best estimate of attainment of the specified annual performance metrics. The cumulative effect on current and prior periods of a change in the estimated number of PRSUs that are expected to be earned during the Performance Period will be recognized as an adjustment to earnings in the period of the revision. Based on the Company's most recent forecast as of March 31, 2019, the aggregate grant date fair value of the awards was $3 million.
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
14. Capital Stock
Preferred Stock
The Company's certificate of incorporation authorizes it to issue up to 55,000,000 shares of preferred stock with a par value of $0.01 per share. As of March 31, 2019 and September 30, 2018, there were no preferred shares issued or outstanding.

Common Stock
The Company's certificate of incorporation authorizes it to issue up to 550,000,000 shares of common stock with a par value of $0.01 per share. As of March 31, 2019, there were 110,730,362 shares issued and 110,717,682 shares outstanding with the remaining 12,680 shares distributable in accordance with the Plan of Reorganization. As of September 30, 2018, there were 110,218,653 shares issued and 110,012,790 shares outstanding with the remaining 205,863 shares distributable in accordance with the Plan of Reorganization.
On November 14, 2018, the Company's Board of Directors approved a warrant repurchase program, authorizing the Company to repurchase Emergence Date Warrants for an aggregate expenditure of up to $15 million. The repurchases may be made from time to time in the open market, through block trades or in privately negotiated transactions. The Company may adopt one or more purchase plans pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in order to implement the warrant repurchase program. The warrant repurchase program does not obligate the Company to purchase any warrants and may be terminated, increased or decreased by the Board of Directors in its discretion at any time. As of March 31, 2019, there were no warrant repurchases under the program.
15. (Loss) Earnings Per Common Share
Basic (loss) earnings per share is calculated by dividing net (loss) income attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that would occur if equity awards granted under the Company's various share-based compensation plans were vested or exercised; if the Company's Convertible Notes or the warrants the Company sold to purchase up to 12.6 million shares of its common stock in connection with the issuance of the Convertible Notes ("Call Spread Warrants") were exercised; and/or if the Emergence Date Warrants were exercised, resulting in the issuance of common shares that would participate in the earnings of the Company.

The following table sets forth the calculation of net (loss) income attributable to common shareholders and the computation of basic and diluted (loss) earnings per share for the periods indicated:

	Successor				Predecessor
(In millions, except per share amounts)	Three months ended March 31, 2019	Three months ended March 31, 2018	Six months ended March 31, 2019	Period from December 16, 2017 through March 31, 2018	Period from October 1, 2017 through December 15, 2017
(Loss) earnings per share:
Numerator
Net (loss) income	$(13)	$(130)	$(4)	$107	$2,977
Dividends and accretion to preferred stockholders	—	—	—	—	(6)
Undistributed (loss) income	(13)	(130)	(4)	107	2,971
Percentage allocated to common stockholders(1)	100.0%	100.0%	100.0%	100.0%	86.9%
Numerator for basic and diluted (loss) earnings per common share	$(13)	$(130)	$(4)	$107	$2,582

Denominator
Denominator for basic (loss) earnings per weighted average common shares	110.8	109.8	110.5	109.8	497.3
Effect of dilutive securities
Restricted stock units	—	—	—	1.0	—
Denominator for diluted (loss) earnings per weighted average common shares	110.8	109.8	110.5	110.8	497.3

(Loss) earnings per common share
Basic	$(0.12)	$(1.18)	$(0.04)	$0.97	$5.19
Diluted	$(0.12)	$(1.18)	$(0.04)	$0.96	$5.19

(1) Basic weighted average common stock outstanding	110.8	109.8	110.5	109.8	497.3
Basic weighted average common stock and common stock equivalents (preferred shares)	110.8	109.8	110.5	109.8	572.4
Percentage allocated to common stockholders	100.0%	100.0%	100.0%	100.0%	86.9%
For the three and six months ended March 31, 2019, the Company excluded 1.0 million stock options, 3.5 million RSUs, 0.5 million PRSUs and 5.6 million Emergence Date Warrants from the diluted loss per share calculation as their effect would have been anti-dilutive. The Company’s Convertible Notes and Call Spread Warrants were also excluded for the three and six months ended March 31, 2019 as discussed in more detail below. For the three months ended March 31, 2018, the Company excluded 1.1 million stock options, 3.5 million restricted stock units and 5.6 million Emergence Date Warrants from the diluted loss per share calculation as their effect would have been anti-dilutive. For the period from December 16, 2017 through March 31, 2018, the Company excluded 1.1 million stock options, 0.1 million restricted stock units and 5.6 million Emergence Date Warrants from the diluted earnings per share calculation as their effect would have been anti-dilutive.
For purposes of considering the Convertible Notes in determining diluted (loss) earnings per share, the Company has the ability and current intent to settle conversions of the Convertible Notes through combination settlement by repaying the principal portion in cash and any excess of the conversion value over the principal amount (the "Conversion Premium") in shares of the Company's common stock. Therefore, only the impact of the Conversion Premium will be included in diluted weighted average shares outstanding using the treasury stock method. Since the Convertible Notes were out of the money and anti-dilutive as of March 31, 2019, they were excluded from the diluted loss per share calculation for the three and six months ended March 31, 2019. The Call Spread Warrants will not be considered in calculating diluted weighted average shares outstanding until the price per share of the Company’s common stock exceeds the strike price of $37.3625 per share. When the price per share of the Company’s common stock exceeds the strike price per share of the Call Spread Warrants, the effect of the additional shares that may be issued upon exercise of the Call Spread Warrants will be included in diluted weighted average shares outstanding using the treasury stock method.

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
Summarized financial information relating to the Company's operating segments is shown in the following table for the periods indicated:

	Successor				Predecessor
(In millions)	Three months ended March 31, 2019	Three months ended March 31, 2018	Six months ended March 31, 2019	Period from December 16, 2017 through March 31, 2018	Period from October 1, 2017 through December 15, 2017
REVENUE
Products & Solutions	$289	$317	$615	$394	$253
Services	425	440	847	534	351
Unallocated Amounts (1)	(5)	(85)	(15)	(108)	—
	$709	$672	$1,447	$820	$604
GROSS PROFIT
Products & Solutions	$184	$214	$398	$263	$169
Services	255	255	510	325	196
Unallocated Amounts (2)	(53)	(146)	(115)	(187)	(3)
	386	323	793	401	362
OPERATING EXPENSES
Selling, general and administrative	251	282	508	332	264
Research and development	52	50	105	59	38
Amortization of intangible assets	41	40	81	47	10
Restructuring charges, net	4	40	11	50	14
	348	412	705	488	326
OPERATING INCOME (LOSS)	38	(89)	88	(87)	36
INTEREST EXPENSE, OTHER INCOME (EXPENSE), NET AND REORGANIZATION ITEMS, NET	(57)	(50)	(95)	(61)	3,400
(LOSS) INCOME BEFORE INCOME TAXES	$(19)	$(139)	$(7)	$(148)	$3,436

(1)	Unallocated amounts in Revenue represent the fair value adjustment to deferred revenue recognized upon emergence from bankruptcy and excluded from segment revenue.

(2)
Unallocated amounts in Gross Profit include the fair value adjustments recognized upon emergence from bankruptcy and excluded from segment gross profit; the effect of the amortization of technology intangibles; and costs that are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level.

17.	Accumulated Other Comprehensive (Loss) Income
The components of accumulated other comprehensive (loss) income for the periods indicated were as follows:

(In millions)	Change in Unamortized Pension, Post-retirement and Postemployment Benefit-related Items	Foreign Currency Translation	Unrealized Loss on Term Loan Interest Rate Swap	Other	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2018 (Successor)	$51	$(30)	$(23)	$—	$(2)
Other comprehensive loss before reclassifications	—	18	(16)	—	2
Amounts reclassified to earnings	—	—	2	—	2
Benefit from income taxes	—	—	4	—	4
Balance as of March 31, 2019 (Successor)	$51	$(12)	$(33)	$—	$6

(In millions)	Change in Unamortized Pension, Post-retirement and Postemployment Benefit-related Items	Foreign Currency Translation	Unrealized Loss on Term Loan Interest Rate Swap	Other	Accumulated Other Comprehensive Income
Balance as of September 30, 2018 (Successor)	$51	$(31)	$(2)	$—	$18
Other comprehensive income (loss) before reclassifications	—	19	(47)	—	(28)
Amounts reclassified to earnings	—	—	5	—	5
Benefit from income taxes	—	—	11	—	11
Balance as of March 31, 2019 (Successor)	$51	$(12)	$(33)	$—	$6

(In millions)	Change in Unamortized Pension, Post-retirement and Postemployment Benefit-related Items	Foreign Currency Translation	Unrealized Loss on Term Loan Interest Rate Swap	Other	Accumulated Other Comprehensive Loss
Balance as of December 31, 2017 (Successor)	$—	$(13)	$—	$—	$(13)
Other comprehensive loss before reclassifications	—	(12)	—	—	(12)
Balance as of March 31, 2018 (Successor)	$—	$(25)	$—	$—	$(25)

(In millions)	Change in Unamortized Pension, Post-retirement and Postemployment Benefit-related Items	Foreign Currency Translation	Unrealized Loss on Term Loan Interest Rate Swap	Other	Accumulated Other Comprehensive (Loss) Income
Balance as of September 30, 2017 (Predecessor)	$(1,375)	$(72)	$—	$(1)	$(1,448)
Other comprehensive (loss) income before reclassifications	(24)	3	—	—	(21)
Amounts reclassified to earnings	16	—	—	—	16
Pension settlement	721	—	—	—	721
Provision for income taxes	(58)	—	—	—	(58)
Balance as of December 15, 2017 (Predecessor)	(720)	(69)	—	(1)	(790)
Elimination of Predecessor Company Accumulated other comprehensive loss	720	69	—	1	790
Balance as of December 15, 2017 (Predecessor)	$—	$—	$—	$—	$—

Balance as of December 16, 2017 (Successor)	$—	$—	$—	$—	$—
Other comprehensive loss before reclassifications	—	(25)	—	—	(25)
Balance as of March 31, 2018 (Successor)	$—	$(25)	$—	$—	$(25)
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
18. Related Party Transactions
The Company's Board of Directors is comprised of seven directors, including the Company's Chief Executive Officer and six non-employee directors. On March 18, 2019, Jacqueline E. Yeaney joined the Company's Board of Directors, filling the previous vacancy on the Company's Board of Directors.
Specific Arrangements Involving the Successor Company’s Current Directors and Executive Officers
William D. Watkins is a Director and Chair of the Board of Directors of Avaya Holdings and serves on the board of directors of Flex Ltd., an electronics design manufacturer. For the six months ended March 31, 2019 (Successor), the period from December 16, 2017 through March 31, 2018 (Successor), and the period from October 1, 2017 through December 15, 2017 (Predecessor), the Company purchased goods and services from subsidiaries of Flex Ltd. of $16 million, $7 million, and $6 million, respectively. As of March 31, 2019 (Successor) and September 30, 2018 (Successor), the Company had outstanding accounts payable due to Flex Ltd. of $8 million and $4 million, respectively.
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
Based on the Company's experience, management believes that the damages amounts claimed in a case are not a meaningful indicator of the potential liability. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of cases. The Company believes that it has meritorious defenses in connection with its current lawsuits and material claims and disputes.
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
During the three months ended March 31, 2019 and 2018 (Successor), the six months ended March 31, 2019 (Successor), and the period from December 16, 2017 through March 31, 2018 (Successor), there were no costs incurred in connection with the resolution of legal matters other than those incurred in the ordinary course of business. During the period from October 1, 2017 through December 15, 2017 (Predecessor), costs incurred in connection with the resolution of certain legal matters was $37 million.
Intellectual Property and Commercial Disputes
In January 2010, SAE Power Incorporated and SAE Power Company (collectively, "SAE") filed a complaint in the New Jersey Superior Court asserting various claims including breach of contract, unjust enrichment, promissory estoppel and breach of the covenant of good faith and fair dealing arising out of Avaya’s relationship with SAE as a supplier of various power supply products. SAE has since asserted additional claims against Avaya for fraud, negligent misrepresentation, misappropriation of trade secrets and civil conspiracy. SAE seeks to recover for alleged losses stemming from Avaya’s termination of its power supply purchases from SAE, including for Avaya’s alleged disclosure of SAE’s alleged trade secret and/or confidential information to another power supply vendor. On July 19, 2016, the Court entered an order granting Avaya’s motion for partial summary judgment, dismissing certain of SAE’s claims regarding the alleged disclosure of trade secrets. In January 2017, the Company filed a Notice of Suggestion of Pendency of Bankruptcy, which informed the Court of the Company’s voluntary bankruptcy petition filing and stay of proceedings. SAE filed a proof of claim in the Bankruptcy Court. On September 28, 2017, the Company filed a motion in the Bankruptcy Court seeking to estimate SAE’s claim, and the estimation hearing took place on February 15, 2018. On June 12, 2018, the Bankruptcy Court entered an Order estimating SAE’s pre-petition misappropriation claim in the amount of $1.21 million plus interest, its fraud claim at $0 million and declined to estimate SAE’s breach of contract claim, leaving it to be resolved through the bankruptcy claims allowance process. Once the stay of proceedings is lifted, SAE may pursue its liability claims against Avaya in the New Jersey state court action, subject to the estimation Order of the Bankruptcy Court. On June 22, 2018, SAE filed a Notice of Appeal challenging the estimation Order, which was denied by the United States District Court on May 6, 2019. SAE may elect to appeal the judgment. This matter, although not yet closed, will receive distribution in accordance with the general unsecured claims procedure in the Company's Plan of Reorganization.
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
Product Warranties
The Company recognizes a liability for the estimated costs that may be incurred to remedy certain deficiencies of quality or performance of the Company’s products. These product warranties extend over a specified period of time, generally ranging up to two years from the date of sale depending upon the product subject to the warranty. The Company accrues a provision for estimated future warranty costs based upon the historical relationship of warranty claims to sales. The Company periodically reviews the adequacy of its product warranties and adjusts, if necessary, the warranty percentage and accrued warranty reserve, which is included in other current and non-current liabilities in the Condensed Consolidated Balance Sheets, for actual experience. As of March 31, 2019 and September 30, 2018, the amount reserved was $1 million and $2 million, respectively.
Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements
Letters of Credit and Guarantees
The Company provides guarantees, letters of credit and surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company's performance in accordance with contractual or legal obligations. As of March 31, 2019, the maximum potential payment obligation with regards to letters of credit, guarantees and surety bonds was $66 million. The outstanding letters of credit are collateralized by restricted cash of $4 million included in Other assets on the Condensed Consolidated Balance Sheets as of March 31, 2019.

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
Transactions with Nokia
Pursuant to the Contribution and Distribution Agreement effective October 1, 2000 (the "Contribution and Distribution Agreement"), Lucent Technologies, Inc. (now Nokia) contributed to the Company substantially all of the assets, liabilities and operations associated with its enterprise networking businesses (the "Company’s Businesses") and distributed the Company’s stock pro-rata to the shareholders of Lucent ("distribution"). The Contribution and Distribution Agreement, among other things, provides that, in general, the Company will indemnify Nokia for all liabilities including certain pre-distribution tax obligations of Nokia relating to the Company’s Businesses and all contingent liabilities primarily relating to the Company’s Businesses or otherwise assigned to the Company. In addition, the Contribution and Distribution Agreement provides that certain contingent liabilities not allocated to one of the parties will be shared by Nokia and the Company in prescribed percentages. The Contribution and Distribution Agreement also provides that each party will share specified portions of contingent liabilities based upon agreed percentages related to the business of the other party that exceed $50 million. The Company is unable to determine the maximum potential amount of other future payments, if any, that it could be required to make under this agreement.
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
Unless the context otherwise indicates, as used in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations," the terms "we," "us," "our," "the Company," "Avaya" and similar terms refer to Avaya Holdings Corp. and its consolidated subsidiaries. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2018, which were included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 21, 2018.
Our accompanying unaudited interim Condensed Consolidated Financial Statements as of March 31, 2019 (Successor) and for the three and six months ended March 31, 2019 (Successor), the three months ended March 31, 2018 (Successor), the period from December 16, 2017 through March 31, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor) have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial statements. In our opinion, the unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, as well as fresh start and reorganization adjustments, necessary to state fairly the financial position, results of operations and cash flows for the periods indicated.
The matters discussed in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See "Cautionary Note Regarding Forward-Looking Statements" at the end of this discussion.
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
Unified Communications ("UC"): Avaya unifies communications, helping companies increase employee productivity, improve customer service and reduce costs. Avaya embeds communications directly into the applications, browsers and devices employees use every day to create a single, powerful gateway for voice, video, messaging, conferencing and collaboration. We give people a natural, efficient, and flexible way to connect, engage, respond, and share - where and how they want - for better business results.
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
Avaya also focuses on ensuring an outstanding experience for mobile callers by integrating transformative technologies, including Artificial Intelligence, big data analytics and cybersecurity into our contact center solutions. As organizations use these solutions to gain a deeper understanding of their customer needs, we believe that their teams become more efficient and effective and their customer loyalty grows.
Both UC and CC are supported by our portfolio of innovative business phones and multimedia devices, which is one of the broadest in the industry. Avaya brings consumer technology to the employee desktop in a way that can help our customers enhance customer service, internal and external collaboration, and employee productivity. Customers experience seamless audio and video capabilities for both Avaya and approved third-party UC platforms via open Session Initiation Protocol ("SIP") devices. SIP is used for signaling and controlling multi-media communication sessions in applications of Internet telephony for voice and video calls, along with integration with numerous apps that help connect and accelerate business. Developers can easily customize capabilities for their specific needs with our client Software Development Kit.

Services
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

•
Professional Services enables businesses worldwide to take full advantage of their solution investments to drive measurable business results. Our expert consultants and experienced engineers work with clients as a strategic partner along each step of the solution lifecycle to deliver services that drive business transformation and expand ongoing value. The majority of our revenue in this business is one-time in nature.

Together, these comprehensive services enable clients to leverage communications technology to help them maximize their business results. Our global team of professionals delivers services from initial planning and design, to implementation and integration, to ongoing managed operations, optimization, training and support.
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
Factors and Trends Affecting Our Results of Operations
There are a number of trends and uncertainties affecting our business. For example, we are dependent on general economic conditions and the willingness of our customers to invest in technology. In addition, instability in the geopolitical environment of our customers, instability in the global credit markets and other disruptions put pressure on the global economy causing uncertainties. Our business is also affected by changes in foreign currency exchange rates. We believe these uncertainties have impacted our customers’ willingness to spend on IT and the manner in which they procure such technologies and services. This includes delays or rejection of capital projects, including the implementation of our products and services. In addition, as further explained below, we believe there is a growing market trend around cloud consumption preferences with more customers exploring operating expense and subscription-based models as opposed to capital expenditure ("CapEx") models for procuring technology.
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
Financial Results Summary
Our financial results for the period from October 1, 2017 through December 15, 2017 are referred to as those of the "Predecessor" period. Our financial results for the six months ended March 31, 2019 and the period from December 16, 2017 through March 31, 2018 are referred to as those of the "Successor" period. Our results of operations as reported in our unaudited interim Condensed Consolidated Financial Statements are reported separately for each of these periods and therefore are prepared in accordance with GAAP. Although GAAP requires that we report on our results for the period from October 1, 2017 through December 15, 2017 and the period from December 16, 2017 through March 31, 2018 separately, management views and assesses the Company’s operating results for the six months ended March 31, 2018 by combining the results of the applicable Predecessor and Successor periods because such presentation provides the most meaningful comparison of our results to the current period.
The Company cannot adequately compare the operating results of the period from December 16, 2017 through March 31, 2018 against the current period reported in its Condensed Consolidated Financial Statements without combining it with the period from October 1, 2017 through December 15, 2017 and does not believe that reviewing the results of this period in isolation would be useful in identifying any trends in or reaching any conclusions regarding the Company’s overall operating performance. Management believes that the key performance metrics such as revenue, gross margin and operating income (loss) for the Successor period when combined with the Predecessor period provides more meaningful comparisons to other periods and are useful in identifying current business trends. Accordingly, in addition to presenting our results of operations as reported in our Condensed Consolidated Financial Statements in accordance with GAAP, the table and discussion below also presents the combined results for the six months ended March 31, 2018.
The combined results for the six months ended March 31, 2018, which we refer to herein as results for the "six months ended March 31, 2018," represent the sum of the reported amounts for the Predecessor period from October 1, 2017 through December 15, 2017 and the Successor period from December 16, 2017 through March 31, 2018. These combined results are not considered to be prepared in accordance with GAAP and have not been prepared as pro forma results under applicable regulations. The combined operating results may not reflect the actual results we would have achieved absent our emergence from bankruptcy and may not be indicative of future results.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers ("ASU 2014-09")." This standard superseded most of the previous revenue recognition guidance under GAAP and is intended to improve and converge with international standards the financial reporting requirements for revenue recognition. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. Subsequently, the FASB issued several standards that clarified certain aspects of ASU 2014-09 but did not significantly change the original standard. The Company adopted ASU 2014-09 and its related amendments (collectively "ASC 606") as of October 1, 2018 using the modified retrospective transition method. Refer to Note 2, "Recent Accounting Pronouncements" and Note 3, "Revenue Recognition" to our Condensed Consolidated Financial Statements for disclosures related to the adoption of ASC 606 and an updated accounting policy related to revenue recognition and contract costs.
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
At the beginning of fiscal 2019, the Company’s management proactively aligned its internal key performance indicators and its incentive compensation plans to drive performance under ASC 606. Due to these operational changes, the Company’s results for the three and six months ended March 31, 2019 on an ASC 605 basis (see Note 3, “Revenue Recognition,” to our unaudited interim Condensed Consolidated Financial Statements) are not directly comparable to the Company’s results for the three and six months ended March 31, 2018, which are also on an ASC 605 basis. In addition to the impact on revenue, these operational changes also had a corresponding impact on the Company’s cash flow performance, as revenue recognition now precedes customer billing and cash collection in many cases. The Company anticipates that the differences resulting from these operational changes will normalize as services engagements reach completion milestones in subsequent reporting periods.

The following table displays our consolidated net (loss) income for the periods indicated:

	Successor				Predecessor	Non-GAAP Combined
(In millions)	Three months ended March 31, 2019	Three months ended March 31, 2018	Six months ended March 31, 2019	Period from December 16, 2017 through March 31, 2018	Period from October 1, 2017 through December 15, 2017	Six months ended March 31, 2018
REVENUE
Products	$287	$293	$611	$364	$253	$617
Services	422	379	836	456	351	807
	709	672	1,447	820	604	1,424
COSTS
Products:
Costs	105	110	220	143	84	227
Amortization of technology intangible assets	44	41	87	48	3	51
Services	174	198	347	228	155	383
	323	349	654	419	242	661
GROSS PROFIT	386	323	793	401	362	763
OPERATING EXPENSES
Selling, general and administrative	251	282	508	332	264	596
Research and development	52	50	105	59	38	97
Amortization of intangible assets	41	40	81	47	10	57
Restructuring charges, net	4	40	11	50	14	64
	348	412	705	488	326	814
OPERATING INCOME (LOSS)	38	(89)	88	(87)	36	(51)
Interest expense	(58)	(47)	(118)	(56)	(14)	(70)
Other income (expense), net	1	(3)	23	(5)	(2)	(7)
Reorganization items, net	—	—	—	—	3,416	3,416
(LOSS) INCOME BEFORE INCOME TAXES	(19)	(139)	(7)	(148)	3,436	3,288
Benefit from (provision for) income taxes	6	9	3	255	(459)	(204)
NET (LOSS) INCOME	$(13)	$(130)	$(4)	$107	$2,977	$3,084

The following table displays the impact of the fair value adjustments resulting from the Company's application of fresh start accounting upon emergence from bankruptcy, excluding those related to the amortization of intangible assets, on the Company's operating income (loss) for the periods indicated:

(In millions)	Three months ended March 31, 2019	Three months ended March 31, 2018	Six months ended March 31, 2019	Period from December 16, 2017 through March 31, 2018
REVENUE
Products	$(2)	$(24)	$(4)	$(30)
Services	(3)	(61)	(11)	(78)
	(5)	(85)	(15)	(108)
COSTS
Products	—	9	3	14
Services	4	12	10	19
	4	21	13	33
GROSS PROFIT	(9)	(106)	(28)	(141)
OPERATING EXPENSES
Selling, general and administrative	2	1	2	(1)
Research and development	1	—	2	—
	3	1	4	(1)
OPERATING INCOME (LOSS)	$(12)	$(107)	$(32)	$(140)
Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018 Results
Revenue
Revenue for the three months ended March 31, 2019 was $709 million compared to $672 million for the three months ended March 31, 2018. The increase was primarily driven by a lower impact of applying fresh start accounting upon emergence from bankruptcy, which resulted in the recognition of deferred revenue at fair value and lower revenue in subsequent periods; the favorable impact of adopting ASC 606 ($36 million); and incremental revenue from the Spoken acquisition. The increase was partially offset by lower demand for the Company's unified communications and contact center products, which contributed to a decline in professional services revenue; a continued decline in maintenance services revenue; and the unfavorable impact of foreign currency exchange rates. The lower demand for our products in prior periods also contributed, in part, to the decline in lower maintenance services revenue.
The following table displays revenue and the percentage of revenue to total sales by operating segment for the periods indicated:

			Percentage of Total Revenue			Yr. to Yr. Percentage Change, net of Foreign Currency Impact
(In millions)	Three months ended March 31, 2019	Three months ended March 31, 2018	Three months ended March 31, 2019	Three months ended March 31, 2018	Yr. to Yr. Percentage Change
Products & Solutions	$289	$317	41%	47%	(9)%	(8)%
Services	425	440	60%	65%	(3)%	(2)%
Unallocated amounts	(5)	(85)	(1)%	(12)%	(1)	(1)
Total revenue	$709	$672	100%	100%	6%	7%

(1)	Not meaningful
Products & Solutions revenue for the three months ended March 31, 2019 was $289 million compared to $317 million for the three months ended March 31, 2018. The decrease was primarily attributable to lower unified communications and contact center revenue and the unfavorable impact of foreign currency exchange rates, partially offset by the favorable impact of adopting ASC 606 ($15 million) and incremental revenue from the Spoken acquisition.
Services revenue for the three months ended March 31, 2019 was $425 million compared to $440 million for the three months ended March 31, 2018. The decrease was primarily due to lower professional services revenue as a result of lower demand for the Company's unified communications and contact center products; a continued decline in maintenance services revenue; and the unfavorable impact of foreign currency exchange rates, partially offset by the favorable impact of adopting ASC 606 ($21 million).
Unallocated amounts for the three months ended March 31, 2019 and 2018 represent the fair value adjustment to deferred revenue recognized upon emergence from bankruptcy and excluded from segment revenue.
The following table displays revenue and the percentage of revenue to total sales by location for the periods indicated:

			Percentage of Total Revenue			Yr. to Yr. Percentage Change, net of Foreign Currency Impact
(In millions)	Three months ended March 31, 2019	Three months ended March 31, 2018	Three months ended March 31, 2019	Three months ended March 31, 2018	Yr. to Yr. Percentage Change
U.S.	$375	$354	53%	53%	6%	6%
International:
EMEA	188	179	27%	26%	5%	8%
APAC - Asia Pacific	79	80	11%	12%	(1)%	3%
Americas International - Canada and Latin America	67	59	9%	9%	14%	17%
Total International	334	318	47%	47%	5%	8%
Total revenue	$709	$672	100%	100%	6%	7%
Revenue in the U.S. for the three months ended March 31, 2019 was $375 million compared to $354 million for the three months ended March 31, 2018. The increase in U.S. revenue was the result of a lower impact of applying fresh start accounting upon emergence from bankruptcy and the favorable impact of adopting ASC 606 ($16 million). The increase was partially offset by lower demand for the Company's unified communications and contact center products, which contributed to a decline in maintenance and professional services revenue. Revenue in Europe, Middle East and Africa ("EMEA") for the three months ended March 31, 2019 was $188 million compared to $179 million for the three months ended March 31, 2018. The increase in EMEA revenue was primarily attributable to the lower impact of fresh start accounting and the favorable impact of adopting ASC 606 ($6 million), partially offset by lower professional services revenue and the unfavorable impact of foreign currency exchange rates. Revenue in Asia Pacific ("APAC") for the three months ended March 31, 2019 was $79 million compared to $80 million for the three months ended March 31, 2018. The decrease in APAC revenue was primarily attributable to lower unified communications and contact center products revenue and the unfavorable impact of foreign currency exchange rates, partially offset by a lower impact of applying fresh start accounting upon emergence from bankruptcy and the favorable impact of adopting ASC 606 ($2 million). Revenue in Americas International for the three months ended March 31, 2019 was $67 million compared to $59 million for the three months ended March 31, 2018. The increase in Americas International revenue was primarily attributable to the favorable impact of adopting ASC 606 ($12 million), partially offset by lower demand for the Company's unified communications and contact center products, which contributed to a decline in professional services revenue, and the unfavorable impact of foreign currency exchange rates.
We sell our products and solutions both directly to end users and through an indirect sales channel. The following table provides a comparison of direct and indirect Products & Solutions revenue for the periods indicated:

			Percentage of Total Products & Solutions Revenue			Yr. to Yr. Percentage Change, net of Foreign Currency Impact
(In millions)	Three months ended March 31, 2019	Three months ended March 31, 2018	Three months ended March 31, 2019	Three months ended March 31, 2018	Yr. to Yr. Percentage Change
Direct	$86	$93	30%	29%	(8)%	(7)%
Indirect	203	224	70%	71%	(9)%	(8)%
Total Products & Solutions revenue	$289	$317	100%	100%	(9)%	(8)%

Gross Profit
The following table sets forth gross profit and gross margin by operating segment for the periods indicated:

			Gross Margin		Change
(In millions)	Three months ended March 31, 2019	Three months ended March 31, 2018	Three months ended March 31, 2019	Three months ended March 31, 2018	Amount	Percent
Products & Solutions	$184	$214	63.7%	67.5%	$(30)	(14)%
Services	255	255	60.0%	58.0%	—	—%
Unallocated amounts	(53)	(146)	(1)	(1)	93	(1)
Total	$386	$323	54.4%	48.1%	$63	20%

(1)	Not meaningful
Gross profit for the three months ended March 31, 2019 was $386 million compared to $323 million for the three months ended March 31, 2018. The increase was primarily driven by the increase in revenue described above, partially offset by the unfavorable impact of costs recognized on an accelerated basis under ASC 606 ($10 million) and the incremental amortization of technology intangibles acquired from the Spoken acquisition.
Products & Solutions gross profit for the three months ended March 31, 2019 was $184 million compared to $214 million for the three months ended March 31, 2018. The decrease was mainly attributable to the decline in revenue described above. Products & Solutions gross margin decreased from 67.5% to 63.7% in the three months ended March 31, 2019, mainly driven by unfavorable product mix.
Services gross profit for the three months ended March 31, 2019 was $255 million and flat compared with the three months ended March 31, 2018. Services gross margin increased from 58.0% to 60.0% in the three months ended March 31, 2019 mainly driven by cost savings related to the Company's restructuring programs.
Unallocated amounts for the three months ended March 31, 2019 and 2018 include the fair value adjustments recognized upon emergence from bankruptcy and excluded from segment gross profit; the effect of the amortization of technology intangibles; and costs that are not core to the measurement of segment performance, but rather are controlled at the corporate level.
Operating Expenses
The following table sets forth operating expenses and the percentage of operating expenses to total revenue for the periods indicated:

			Percentage of Total Revenue		Change
(In millions)	Three months ended March 31, 2019	Three months ended March 31, 2018	Three months ended March 31, 2019	Three months ended March 31, 2018	Amount	Percent
Selling, general and administrative	$251	$282	35.4%	41.9%	$(31)	(11)%
Research and development	52	50	7.3%	7.4%	2	4%
Amortization of intangible assets	41	40	5.8%	6.0%	1	3%
Restructuring charges, net	4	40	0.6%	6.0%	(36)	(90)%
Total operating expenses	$348	$412	49.1%	61.3%	$(64)	(16)%
Selling, general and administrative expenses for the three months ended March 31, 2019 were $251 million compared to $282 million for the three months ended March 31, 2018. The decrease was primarily attributable to lower accrued incentive compensation and sales commissions due to the Company's revenue performance; the favorable impact of foreign currency exchange rates; lower acquisition-related costs due to the Spoken acquisition in the prior year; and lower advisory fees to assist in the assessment of strategic and financial alternatives to improve the Company's capital structure. The decrease was partially offset by the unfavorable impact of accounting for sales commissions under ASC 606 in the current period ($4 million).
Research and development expenses for the three months ended March 31, 2019 were $52 million compared to $50 million for the three months ended March 31, 2018. The increase was primarily attributable to incremental expenses associated with the Spoken acquisition, partially offset by the favorable impact of foreign currency exchange rates.
Amortization of intangible assets for the three months ended March 31, 2019 was $41 million compared to $40 million for the three months ended March 31, 2018.

Restructuring charges, net, for the three months ended March 31, 2019 were $4 million compared to $40 million for the three months ended March 31, 2018. Restructuring charges during the three months ended March 31, 2019 mainly related to employee severance actions in EMEA. Restructuring charges during the three months ended March 31, 2018 included employee separation costs of $40 million primarily associated with employee severance actions in the EMEA and the U.S.
Operating Income (Loss)
Operating income for the three months ended March 31, 2019 was $38 million compared to an operating loss of $89 million for the three months ended March 31, 2018. Our operating results for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 reflect, among other things:

•	higher revenue and gross profit for the three months ended March 31, 2019, as described above;

•	lower restructuring charges for the three months ended March 31, 2019;

•	the favorable impact of adopting ASC 606 on October 1, 2018; and

•	lower accrued incentive compensation and sales commissions in the current year.
Interest Expense
Interest expense for the three months ended March 31, 2019 was $58 million compared to $47 million for the three months ended March 31, 2018. The increase was due to interest expense associated with the Convertible Notes issued in June 2018.
Other Income (Expense), Net
Other income, net for the three months ended March 31, 2019 was $1 million compared to other expense, net of $3 million for the three months ended March 31, 2018. Other income, net for the three months ended March 31, 2019 consisted of interest income of $4 million; a change in fair value of the warrants issued in accordance with the Plan of Reorganization to certain holders of the Predecessor second lien obligations pursuant to a warrant agreement ("Emergence Date Warrants") of $3 million; and other pension and post-retirement benefit credits of $2 million, partially offset by net foreign currency losses of $6 million and other, net of $2 million. Other expense, net for the three months ended March 31, 2018 included a change in fair value of the Emergence Date Warrants of $10 million and net foreign currency losses of $3 million, partially offset by income from a transition services agreement entered into in connection with the sale of the Networking business to Extreme (the "TSA") of $4 million; other pension and post-retirement benefit credits of $4 million; interest income of $1 million; and other, net of $1 million.
Benefit from Income Taxes
The benefit from income taxes was $6 million for the three months ended March 31, 2019 compared with $9 million for the three months ended March 31, 2018.
The Company's effective income tax rate for the three months ended March 31, 2019 differed from the U.S. federal tax rate primarily due to: (1) income and losses taxed at different foreign tax rates, (2) losses generated within certain foreign jurisdictions for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) non-U.S. withholding taxes on foreign earnings, (4) current period changes to unrecognized tax positions, (5) U.S. state and local income taxes, (6) the impact of the Tax Cuts and Jobs Act ("the Act") relating to Global Intangible Low-Taxed Income ("GILTI") and Foreign-Derived Intangible Income ("FDII"), (7) a limitation on the deductibility of interest expense under IRC Section 163(j), and (8) foreign tax credits.
The Company's effective income tax rate for the three months ended March 31, 2018 differed from the U.S. federal tax rate primarily due to: (1) income and losses taxed at different foreign tax rates, (2) losses generated within certain foreign jurisdictions for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) non-U.S. withholding taxes on foreign earnings, (4) current period changes to unrecognized tax positions, (5) U.S. state and local income taxes, (6) the impact of the Act relating to GILTI and FDII, and (7) foreign tax credits.
Net Loss
Net loss was $13 million for the three months ended March 31, 2019 compared to $130 million for the three months ended March 31, 2018, as a result of the items discussed above.
Six Months Ended March 31, 2019 Compared with the Six Months Ended March 31, 2018 Combined Results
Revenue
Revenue for the six months ended March 31, 2019 was $1,447 million compared to $1,424 million for the six months ended March 31, 2018. The increase was primarily driven by a lower impact of applying fresh start accounting upon emergence from bankruptcy, which resulted in the recognition of deferred revenue at fair value and lower revenue in subsequent periods; the favorable impact of adopting ASC 606 ($86 million); and incremental revenue from the Spoken acquisition. The increase was partially offset by lower demand for the Company's unified communications and contact center products, which contributed to a decline in professional services revenue; a continued decline in maintenance services revenue; and the unfavorable impact of foreign currency exchange rates. The lower demand for our products in prior periods also contributed, in part, to the decline in lower maintenance services revenue.
The following table displays revenue and the percentage of revenue to total sales by operating segment for the periods indicated:

					Percentage of Total Revenue
	Successor		Predecessor	Non-GAAP Combined	Successor	Non-GAAP Combined		Yr. to Yr. Percentage Change, net of Foreign Currency Impact
(In millions)	Six months ended March 31, 2019	Period from December 16, 2017 through March 31, 2018	Period from October 1, 2017 through December 15, 2017	Six months ended March 31, 2018	Six months ended March 31, 2019	Six months ended March 31, 2018	Yr. to Yr. Percentage Change
Products & Solutions	$615	$394	$253	$647	42%	45%	(5)%	(4)%
Services	847	534	351	885	59%	62%	(4)%	(3)%
Unallocated amounts	(15)	(108)	—	(108)	(1)%	(7)%	(1)	(1)
Total revenue	$1,447	$820	$604	$1,424	100%	100%	2%	3%

(1)	Not meaningful
Products & Solutions revenue for the six months ended March 31, 2019 was $615 million compared to $647 million for the six months ended March 31, 2018. The decrease was primarily attributable to lower unified communications and contact center revenue and the unfavorable impact of foreign currency exchange rates, partially offset by the favorable impact of adopting ASC 606 ($45 million) and incremental revenue from the Spoken acquisition.
Services revenue for the six months ended March 31, 2019 was $847 million compared to $885 million for the six months ended March 31, 2018. The decrease was primarily due to lower professional services revenue as a result of lower demand for the Company's unified communications and contact center products; a continued decline in maintenance services revenue; and the unfavorable impact of foreign currency exchange rates, partially offset by the favorable impact of adopting ASC 606 ($41 million).
Unallocated amounts for the six months ended March 31, 2019 and 2018 represent the fair value adjustment to deferred revenue recognized upon emergence from bankruptcy and excluded from segment revenue.
The following table displays revenue and the percentage of revenue to total sales by location for the periods indicated:

					Percentage of Total Revenue
	Successor		Predecessor	Non-GAAP Combined	Successor	Non-GAAP Combined		Yr. to Yr. Percentage Change, net of Foreign Currency Impact
(In millions)	Six months ended March 31, 2019	Period from December 16, 2017 through March 31, 2018	Period from October 1, 2017 through December 15, 2017	Six months ended March 31, 2018	Six months ended March 31, 2019	Six months ended March 31, 2018	Yr. to Yr. Percentage Change
U.S.	$769	$435	$331	$766	53%	54%	0%	0%
International:
Europe, Middle East and Africa	387	214	166	380	27%	26%	2%	4%
Asia Pacific	157	97	57	154	11%	11%	2%	5%
Americas International - Canada and Latin America	134	74	50	124	9%	9%	8%	11%
Total International	678	385	273	658	47%	46%	3%	6%
Total revenue	$1,447	$820	$604	$1,424	100%	100%	2%	3%
Revenue in the U.S. for the six months ended March 31, 2019 was $769 million compared to $766 million for the six months ended March 31, 2018. The increase in U.S. revenue was the result of a lower impact of applying fresh start accounting upon emergence from bankruptcy; the favorable impact of adopting ASC 606 ($42 million); and incremental revenue from the Spoken acquisition. The increase was partially offset by lower demand for the Company's unified communications and contact center products which contributed to a decline in professional and maintenance services revenue. Revenue in EMEA for the six months ended March 31, 2019 was $387 million compared to $380 million for the six months ended March 31, 2018. The increase in EMEA revenue was primarily attributable to the favorable impact of adopting ASC 606 ($14 million) and a lower impact of fresh start accounting, partially offset by lower demand for our unified communications products and related professional services and the unfavorable impact of foreign currency exchange rates. Revenue in APAC for the six months ended March 31, 2019 was $157 million compared to $154 million for the six months ended March 31, 2018. The increase in APAC revenue was primarily attributable to the favorable impact of adopting ASC 606 ($10 million), higher maintenance services revenue and a lower impact of fresh start accounting, partially offset by lower demand for our unified communications products and related professional services and the unfavorable impact of foreign currency exchange rates. Revenue in Americas International for the six months ended March 31, 2019 was $134 million compared to $124 million for the six months ended March 31, 2018. The increase in Americas International revenue was primarily attributable to the favorable impact of adopting ASC 606 ($20 million) and a lower impact of fresh start accounting, partially offset by lower professional services and contact center and unified communications products revenue, and the unfavorable impact of foreign currency exchange rates.
We sell our products and solutions both directly to end users and through an indirect sales channel. The following table provides a comparison of direct and indirect Products & Solutions revenue for the periods indicated:

					Percentage of Total Products & Solutions Revenue
	Successor		Predecessor	Non-GAAP Combined	Successor	Non-GAAP Combined		Yr. to Yr. Percentage Change, net of Foreign Currency Impact
(In millions)	Six months ended March 31, 2019	Period from December 16, 2017 through March 31, 2018	Period from October 1, 2017 through December 15, 2017	Six months ended March 31, 2018	Six months ended March 31, 2019	Six months ended March 31, 2018	Yr. to Yr. Percentage Change
Direct	$186	$116	$80	$196	30%	30%	(5)%	(4)%
Indirect	429	278	173	451	70%	70%	(5)%	(4)%
Total Products & Solutions revenue	$615	$394	$253	$647	100%	100%	(5)%	(4)%
Gross Profit
The following table sets forth gross profit and gross margin by operating segment for the periods indicated:

					Gross Margin
	Successor		Predecessor	Non-GAAP Combined	Successor	Non-GAAP Combined	Change
(In millions)	Six months ended March 31, 2019	Period from December 16, 2017 through March 31, 2018	Period from October 1, 2017 through December 15, 2017	Six months ended March 31, 2018	Six months ended March 31, 2019	Six months ended March 31, 2018	Amount	Percent
Products & Solutions	$398	$263	$169	$432	64.7%	66.8%	$(34)	(8)%
Services	510	325	196	521	60.2%	58.9%	(11)	(2)%
Unallocated amounts	(115)	(187)	(3)	(190)	(1)	(1)	75	(1)
Total	$793	$401	$362	$763	54.8%	53.6%	$30	4%

(1)	Not meaningful
Gross profit for the six months ended March 31, 2019 was $793 million compared to $763 million for the six months ended March 31, 2018. The increase was primarily driven by the increase in revenue described above, partially offset by amortization of technology intangibles with higher asset values due to the application of fresh start accounting upon emergence from bankruptcy; the unfavorable impact of costs recognized on an accelerated basis under ASC 606 ($22 million); and incremental amortization of technology intangibles acquired from the Spoken acquisition.
Products & Solutions gross profit for the six months ended March 31, 2019 was $398 million compared to $432 million for the six months ended March 31, 2018. The decrease was mainly attributable to the decline in revenue described above. Products & Solutions gross margin decreased from 66.8% to 64.7% in the six months ended March 31, 2019, mainly driven by unfavorable product mix.
Services gross profit for the six months ended March 31, 2019 was $510 million compared to $521 million for the six months ended March 31, 2018. The decrease was mainly due to the decline in revenue described above. Services gross margin increased from 58.9% to 60.2% in the six months ended March 31, 2019 mainly driven by cost savings related to the Company's restructuring programs.

Unallocated amounts for the six months ended March 31, 2019 and 2018 include the fair value adjustments recognized upon emergence from bankruptcy and excluded from segment gross profit; the effect of the amortization of technology intangibles; and costs that are not core to the measurement of segment performance, but rather are controlled at the corporate level.
Operating Expenses
The following table sets forth operating expenses and the percentage of operating expenses to total revenue for the periods indicated:

					Percentage of Total Revenue
	Successor		Predecessor	Non-GAAP Combined	Successor	Non-GAAP Combined	Change
(In millions)	Six months ended March 31, 2019	Period from December 16, 2017 through March 31, 2018	Period from October 1, 2017 through December 15, 2017	Six months ended March 31, 2018	Six months ended March 31, 2019	Six months ended March 31, 2018	Amount	Percent
Selling, general and administrative	$508	$332	$264	$596	35.0%	41.9%	$(88)	(15)%
Research and development	105	59	38	97	7.3%	6.8%	8	8%
Amortization of intangible assets	81	47	10	57	5.6%	4.0%	24	42%
Restructuring charges, net	11	50	14	64	0.8%	4.5%	(53)	(83)%
Total operating expenses	$705	$488	$326	$814	48.7%	57.2%	$(109)	(13)%
Selling, general and administrative expenses for the six months ended March 31, 2019 were $508 million compared to $596 million for the six months ended March 31, 2018. The decrease was primarily attributable to costs incurred in the prior year in connection with certain legal matters and advisory fees to assist in the assessment of strategic and financial alternatives to improve the Company's capital structure; lower accrued incentive compensation and sales commissions due to the Company's revenue performance; the favorable impact of foreign currency exchange rates; and the favorable impact of capitalizing sales commissions in the current year due to the adoption of ASC 606 ($4 million). The decrease was partially offset by an increase in non-cash share-based compensation and a higher impact of fresh start accounting. The increase in share-based compensation was due to a longer amortization period for Successor Company stock awards included in the current year. Share-based compensation expense related to cancelled Predecessor Company stock awards was recorded within Reorganization items, net during the period from October 1, 2017 through December 15, 2017 (Predecessor). The impact of applying fresh start accounting resulted in additional depreciation expense as property, plant and equipment was recorded at fair value, resulting in higher asset values.
Research and development expenses for the six months ended March 31, 2019 were $105 million compared to $97 million for the six months ended March 31, 2018. The increase was primarily attributable to investments in new product development and incremental expenses associated with the Spoken acquisition, partially offset by the favorable impact of foreign currency exchange rates.
Amortization of intangible assets for the six months ended March 31, 2019 was $81 million compared to $57 million for the six months ended March 31, 2018. The carrying value of intangible assets was adjusted upon the application of fresh start accounting, which resulted in higher asset values and an increase in amortization during the current year period.
Restructuring charges, net, for the six months ended March 31, 2019 were $11 million compared to $64 million for the six months ended March 31, 2018. Restructuring charges during the six months ended March 31, 2019 consisted of employee separation costs of $10 million primarily associated with employee severance actions in the U.S., EMEA and Canada and lease obligations of $1 million primarily in the U.S. Restructuring charges during the six months ended March 31, 2018 included employee separation costs of $53 million primarily associated with employee severance actions in the EMEA and the U.S. and lease obligations of $11 million, primarily in the U.S. and EMEA.
Operating Income (Loss)
Operating income for the six months ended March 31, 2019 was $88 million compared to an operating loss of $51 million for the six months ended March 31, 2018. Our operating results for the six months ended March 31, 2019 as compared to the six months ended March 31, 2018 reflect, among other things:

•	higher revenue and gross profit for the six months ended March 31, 2019, as described above;

•	costs incurred in connection with certain legal matters of $37 million for the six months ended March 31, 2018;

•	lower restructuring charges for the six months ended March 31, 2019;

•	lower advisory fees incurred to assist in the assessment of strategic and financial alternatives to improve the Company’s capital structure during the six months ended March 31, 2019 of $13 million;

•	operating results from the Spoken acquisition completed in March 2018;

•	higher amortization of intangible assets due to the application of fresh start accounting upon emergence from bankruptcy;

•	the favorable impact of adopting ASC 606 on October 1, 2018; and

•	lower accrued incentive compensation and sales commissions in the current year.
Interest Expense
Interest expense for the six months ended March 31, 2019 was $118 million compared to $70 million for the six months ended March 31, 2018. For the period from October 1, 2017 through December 15, 2017, contractual interest expense of $94 million was not recorded, as it was not an allowed claim under the Company's bankruptcy filing. The decline in interest expense, when including the contractual interest expense of $94 million not recorded in the prior year period, was driven by lower average debt balances outstanding in the current year period as a result of the Company’s Plan of Reorganization upon emergence from bankruptcy.
Other Income (Expense), Net
Other income, net for the six months ended March 31, 2019 was $23 million as compared to other expense, net of $7 million for the six months ended March 31, 2018. Other income, net for the six months ended March 31, 2019 consisted of a change in fair value of the Emergence Date Warrants of $21 million; interest income of $7 million; and other pension and post-retirement benefit costs of $4 million, partially offset by net foreign currency losses of $7 million and other, net of $2 million. Other expense, net for the six months ended March 31, 2018 included a change in fair value of the Emergence Date Warrants of $15 million; other pension and post-retirement benefit costs of $3 million; and net foreign currency losses of $1 million, partially offset by income from the TSA of $7 million; interest income of $3 million; and other, net of $2 million.
Reorganization Items, Net
Reorganization items, net for the six months ended March 31, 2018 were $3,416 million and primarily consists of the net gain from the consummation of the Plan of Reorganization and the related settlement of liabilities. Reorganization items, net also represent amounts incurred subsequent to the Bankruptcy Filing as a direct result of the Bankruptcy Filing and are comprised of professional service fees and contract rejection fees.
Benefit from (Provision for) Income Taxes
The benefit from income taxes was $3 million for the six months ended March 31, 2019 compared with a provision of $204 million for the six months ended March 31, 2018.
The Company's effective income tax rate for the six months ended March 31, 2019 differed from the U.S. federal tax rate primarily due to: (1) income and losses taxed at different foreign tax rates, (2) losses generated within certain foreign jurisdictions for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) non-U.S. withholding taxes on foreign earnings, (4) current period changes to unrecognized tax positions, (5) U.S. state and local income taxes, (6) the impact of the Act relating to GILTI and FDII, (7) a limitation on the deductibility of interest expense under IRC Section 163(j), and (8) foreign tax credits.
The Company's effective income tax rate for the period from December 16, 2017 through March 31, 2018 (Successor) differed from the U.S. federal tax rate primarily due to: (1) income and losses taxed at different foreign tax rates, (2) losses generated within certain foreign jurisdictions for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) non-U.S. withholding taxes on foreign earnings, (4) current period changes to unrecognized tax positions, (5) U.S. state and local income taxes, (6) an increase in estimated current year tax loss, which is eliminated as part of the attribute reduction related to the cancellation of indebtedness income ("CODI"), and (7) the impact of the Act, which only affects the period from December 16, 2017 through March 31, 2018 (Successor).
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

Net (Loss) Income
Net loss was $4 million for the six months ended March 31, 2019 compared to net income of $3,084 million for the six months ended March 31, 2018, with the decline primarily driven by the reorganization gain of $3,416 million in the prior year period resulting from our emergence from bankruptcy and the items discussed above.
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
Cash Flow Activity
The following table provides a summary of the statements of cash flows for the periods indicated:

	Successor		Predecessor	Non-GAAP Combined
(In millions)	Six months ended March 31, 2019	Period from December 16, 2017 through March 31, 2018	Period from October 1, 2017 through December 15, 2017	Six months ended March 31, 2018
Net cash provided by (used for):
Operating activities	$123	$94	$(414)	$(320)
Investing activities	(48)	(175)	(13)	(188)
Financing activities	(39)	(11)	(102)	(113)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1)	9	(2)	7
Net increase (decrease) in cash, cash equivalents, and restricted cash	35	(83)	(531)	(614)
Cash, cash equivalents, and restricted cash at beginning of period	704	435	966	966
Cash, cash equivalents, and restricted cash at end of period	$739	$352	$435	$352
Operating Activities
Cash provided by (used for) operating activities was $123 million and ($320) million for the six months ended March 31, 2019 and 2018, respectively. The change between the six months ended March 31, 2019 and 2018 was primarily due to payments made during the six months ended March 31, 2018 related to the Company's reorganization and emergence from bankruptcy, which included payments to the Pension Benefit Guaranty Corporation ($340 million), general unsecured creditor claims ($58 million) and the Avaya Pension Plan trust ($49 million); lower restructuring payments; lower advisory fees to assist in the assessment of strategic and financial alternatives to improve the Company's capital structure; and the timing of vendor and customer payments. These lower payments were partially offset by higher interest and pension and other post-retirement benefits due to the cessation of such payments in January 2017 during the bankruptcy process; higher income tax payments; and increases in inventory.
Investing Activities
Cash used for investing activities for the six months ended March 31, 2019 and 2018 was $48 million and $188 million, respectively. The decrease was primarily due to cash paid for the Spoken acquisition of $158 million in the prior year period, partially offset by higher capital expenditures for IT-related projects.
Financing Activities
Cash used for financing activities for the six months ended March 31, 2019 and 2018 was $39 million and $113 million, respectively.
Cash used for financing activities for the six months ended March 31, 2019 included:

•	scheduled debt repayments under the Term Loan Credit Agreement of $15 million;

•	payment of contingent consideration related to the Spoken acquisition of $9 million;

•	repayments in connection with financing the use of equipment for the performance of services under our agreement with HP Enterprise Services, LLC ("HP") of $8 million; and

•	other financing activities, net of $7 million.
Cash used for financing activities for the six months ended March 31, 2018 included:

•	repayments to the Predecessor Company first lien debt holders of $2,061 million;

•	repayment of the Predecessor Company debtor-in-possession credit agreement of $725 million;

•	adequate protection payments related to the bankruptcy of $118 million;

•	payment of debt issuance costs of $97 million; and

•	repayments in connection with financing the use of equipment for the performance of services under our agreement with HP of $8 million, partially offset by

•	proceeds of $2,896 million from the Term Loan Credit Agreement entered into on the Emergence Date.
As of March 31, 2019, the Company was not in default under any of its debt agreements.
Future Cash Requirements
Our primary future cash requirements will be to fund debt service, restructuring payments, capital expenditures, and benefit obligations. In addition, we may use cash in the future to make strategic acquisitions.
Specifically, we expect our primary cash requirements for the remainder of fiscal 2019 to be as follows:

•
Debt service—We expect to make payments of approximately $129 million during the remainder of fiscal 2019 in principal and interest associated with the Term Loan Credit Agreement, and interest and fees associated with our ABL Credit Agreement and 2.25% Convertible Notes due 2023. In the ordinary course of business, we may from time to time borrow and repay amounts under our ABL Credit Agreement.

•
Restructuring payments—We expect to make payments of approximately $18 million to $22 million during the remainder of fiscal 2019 for employee separation costs and lease termination obligations associated with restructuring actions we have taken through March 31, 2019. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally.

•	Capital expenditures—We expect to spend approximately $48 million to $58 million for capital expenditures and capitalized software development costs during the remainder of fiscal 2019.

•
Benefit obligations—We estimate we will make payments under our pension and post-retirement benefit obligations totaling $25 million during the remainder of fiscal 2019. These payments include: $9 million to satisfy the minimum statutory funding requirements of our U.S. qualified pension plans; $9 million for our non-U.S. benefit plans, which are predominantly not pre-funded; and $7 million for represented retiree post-retirement benefits. See discussion in Note 12, "Benefit Obligations," to our unaudited interim Condensed Consolidated Financial Statements for further details.

In addition to the matters identified above, in the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations and proceedings, including but not limited to those identified in Note 19, "Commitments and Contingencies," to our unaudited interim Condensed Consolidated Financial Statements, relating to intellectual property, commercial, employment, environmental and regulatory matters, which may require us to make cash payments. These and other legal matters could have a material adverse effect on the manner in which the Company does business and the Company's financial position, results of operations, cash flows and liquidity. During the six months ended March 31, 2019 (Successor) and the period from December 16, 2017 through March 31, 2018 (Successor), there were no costs incurred in connection with the resolution of certain legal matters other than those incurred in the ordinary course of business. During the period from October 1, 2017 through December 15, 2017 (Predecessor), costs incurred in connection with the resolution of certain legal matters was $37 million.
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

As of March 31, 2019 and September 30, 2018, our cash and cash equivalent balances held outside the U.S. were $154 million and $169 million, respectively. As of March 31, 2019, cash and cash equivalents held outside the U.S. in excess of in-country needs and, which could not be distributed to the U.S. without restriction, were not material.
Under the terms of the ABL Credit Agreement, the Company can issue letters of credit up to $150 million. At March 31, 2019, the Company had issued and outstanding letters of credit and guarantees of $46 million and had no other borrowings outstanding under the ABL. The aggregate additional principal amount that may be borrowed under the ABL Credit Agreement, based on the borrowing base less $46 million of outstanding letters of credit and guarantees, was $142 million at March 31, 2019.
We believe that our existing cash and cash equivalents of $735 million as of March 31, 2019, future cash provided by operating activities and borrowings available under the ABL Credit Agreement will be sufficient to meet our future cash requirements for at least the next twelve months. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
Off-Balance Sheet Arrangements
See discussion in Note 19, "Commitments and Contingencies," to our unaudited interim Condensed Consolidated Financial Statements for further details.
Debt Ratings
As of March 31, 2019, the Company's debt ratings were as follows:

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
Critical Accounting Policies and Estimates
Management has reassessed the critical accounting policies as disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 21, 2018 and determined that there were no significant changes to our critical accounting policies for the six months ended March 31, 2019, except for recently adopted accounting policy changes as discussed in the Notes to our unaudited interim Condensed Consolidated Financial Statements.
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
The unaudited reconciliation of net (loss) income, which is a GAAP measure, to EBITDA and Adjusted EBITDA, which are non-GAAP measures, is presented below for the periods indicated:

		Successor				Predecessor
(In millions)		Three months ended March 31, 2019	Three months ended March 31, 2018	Six months ended March 31, 2019	Period from December 16, 2017 through March 31, 2018	Period from October 1, 2017 through December 15, 2017
Net (loss) income		$(13)	$(130)	$(4)	$107	$2,977
Interest expense	(a)	58	47	118	56	14
Interest income		(4)	(1)	(7)	(1)	(2)
(Benefit from) provision for income taxes		(6)	(9)	(3)	(255)	459
Depreciation and amortization		108	123	225	145	31
EBITDA		143	30	329	52	3,479
Impact of fresh start accounting adjustments	(b)	6	86	9	113	—
Restructuring charges, net		4	40	11	50	14
Advisory fees	(c)	1	4	2	12	3
Acquisition-related costs		4	7	7	7	—
Reorganization items, net		—	—	—	—	(3,416)
Non-cash share-based compensation		5	5	11	6	—
Loss on sale/disposal of long-lived assets, net		—	2	—	2	1
Resolution of certain legal matters	(d)	—	—	—	—	37
Change in fair value of Emergence Date Warrants		(3)	10	(21)	15	—
Loss on foreign currency transactions		6	3	7	1	—
Pension/OPEB/nonretirement postemployment benefits and long-term disability costs	(e)	—	—	—	—	17
Adjusted EBITDA		$166	$187	$355	$258	$135

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q, including statements containing words such as "anticipate," "believe," "estimate" "expect," "intend," "plan," "project," "target," "model," "can," "could," "may," "should," "will," "would" or similar words or the negative thereof, constitute "forward-looking statements." These forward-looking statements, which are based on our current plans, expectations, estimates and projections about future events, should not be unduly relied upon. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements to materially differ from any future results, performance and achievements expressed or implied by such forward-looking statements. We caution you therefore against relying on any of these forward-looking statements.
The forward-looking statements included herein are based upon our assumptions, estimates and beliefs and involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and may be affected by a variety of risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  Risks, uncertainties and other factors that may cause these forward-looking statements to be inaccurate include, among others: the announcement that our board of directors is exploring strategic alternatives and the potential impact of such announcement on our current or potential customers, partners or personnel; the cost of such exploration and the disruption it may have on our operations, including diverting the attention of our management and employees; and other risks and factors discussed in Part I, Item 1A "Risk Factors" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" to our Annual Report on Form 10-K filed with the SEC on December 21, 2018.
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
Interest Rate Risk
The Company has exposure to changing interest rates primarily under the Term Loan Credit Agreement and ABL Credit Agreement, each of which bears interest at variable rates based on LIBOR. The Company had $2,888 million of variable rate loans outstanding as of March 31, 2019.
On May 16, 2018, the Company entered into interest rate swap agreements with six counterparties, which fixed a portion of the variable interest due under its Term Loan Credit Agreement (the "Swap Agreements"). Under the terms of the Swap Agreements, which mature on December 15, 2022, the Company pays a fixed rate of 2.935% and receives a variable rate of interest based on one-month LIBOR. As of March 31, 2019, the total notional amount of the six Swap Agreements was $1,800 million.
It is management’s intention that the notional amount of the Swap Agreements be less than the variable rate loans outstanding during the life of the derivatives. For the six months ended March 31, 2019, the Company recognized a loss on its hedge contracts of $5 million, which is reflected in Interest expense in the Condensed Consolidated Statements of Operations. At March 31, 2019, the fair value of the outstanding Swap Agreements was a deferred loss of $46 million. Based on the payment dates of the contracts, $10 million and $36 million was recorded in Other current liabilities and Other liabilities in the Condensed Consolidated Balance Sheets, respectively. On an annual basis, a hypothetical one percent change in interest rates for the $1,088 million of unhedged variable rate debt as of March 31, 2019 would affect interest expense by approximately $11 million.
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

Non-U.S. denominated revenue was $161 million and $319 million for the three and six months ended March 31, 2019, respectively. We estimate a 10% change in the value of the U.S. dollar relative to all foreign currencies would affect our revenue for the three and six months ended March 31, 2019 by $16 million and $32 million, respectively.
The Company, from time-to-time, utilizes foreign currency forward contracts primarily to hedge fluctuations associated with certain monetary assets and liabilities including receivables, payables and certain intercompany obligations. These foreign currency forward contracts are not designated for hedge accounting treatment. As a result, changes in the fair value of these contracts are recorded as a component of Other income (expense), net to offset the change in the value of the underlying assets and liabilities. As of March 31, 2019, the Company maintained open foreign exchange contracts with a total notional value of $87 million, hedging British Pounds Sterling, Czech Koruna, Australian Dollars and Hungarian Forint. At March 31, 2019, the fair value of the open foreign exchange contracts was $1 million and recorded in Other current liabilities in the Condensed Consolidated Balance Sheets. For the six months ended March 31, 2019, the Company's recognized loss on open foreign exchange contracts was offset by gains on foreign exchange contracts that settled during the period.

Item 4.	Controls and Procedures
As of the end of the period covered by this report, management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2019 solely because of the material weaknesses in the Company’s internal control over financial reporting described below.
Material Weaknesses in Internal Control Over Financial Reporting Existing as of March 31, 2019
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
The Company identified a material weakness in connection with the preparation of the Company’s Condensed Consolidated Financial Statements for the quarter ended March 31, 2018 related to the reconciliation of cash and accounts receivable upon the adoption of fresh start accounting. Specifically, the Company’s internal controls with respect to the mid-month reconciliation of cash receipts and accounts receivable, which were required in connection with the adoption of fresh start accounting in accordance with GAAP, did not operate effectively to record certain cash receipts that were received on December 15, 2017, the date the Company emerged from bankruptcy. This internal control deficiency resulted in an adjustment in the financial statements of the Company’s cash and accounts receivable as of December 15, 2017, the Company’s cash flow statements, and the revision of the Company’s consolidated financial statements for the predecessor period ended December 15, 2017 and the successor period ended December 31, 2017.
In connection with the preparation of the Company’s consolidated financial statements for the successor period from December 16, 2017 through September 30, 2018, the Company identified an additional material weakness in the Company’s internal control over financial reporting related to the review of certain journal entries. Specifically, the Company did not maintain effective controls to ensure that there was appropriate segregation of duties related to recording journal entries. This material weakness did not result in a misstatement.
Each of the above material weaknesses could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Notwithstanding the material weaknesses identified above, management believes the Condensed Consolidated Financial Statements as included in Part I of this Quarterly Report on Form 10-Q fairly represent, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles in the United States.
Remediation Efforts to Address Material Weaknesses Existing as of March 31, 2019
Management has implemented a remediation plan to address the control deficiencies that led to the material weaknesses referenced above. The remediation plan includes the following:

•
Providing additional training for employees involved in the cash and accounts receivable reconciliation processes, as well as certain other reconciliation processes, and supplement existing reviewers with higher skilled resources.

•	Implementing changes to posting rights and responsibilities to eliminate segregation of duties conflicts.

•	Providing additional training so that appropriate segregation of duties related to recording journal entries is achieved and performed on a timely basis as designed.
Remediation of Previously Reported Material Weaknesses
In connection with the preparation of the Company’s Condensed Consolidated Financial Statements for the quarter ended June 30, 2017, the Company identified the following control deficiencies that constituted material weaknesses in its internal control over financial reporting:

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

Management took the following steps to remediate these material weaknesses and concluded that these material weaknesses were remediated as of March 31, 2019:

•
Implemented specific additional review procedures over the income tax provision calculations for interim quarters to ensure that the results of such calculations are not inconsistent with the actual results and trends observed in the business.

•	Hired additional personnel, including a Vice President of Tax, with the appropriate experience and technical expertise in income taxes.
Changes In Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under Note 19, "Commitments and Contingencies," to the unaudited interim Condensed Consolidated Financial Statements is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes during the quarterly period ended March 31, 2019 to the risk factors previously disclosed in the Company's Form 10-K filed with the Securities and Exchange Commission on December 21, 2018 other than as shown below:
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
The timing of the proposed exit was recently extended and is now scheduled for October 31, 2019, with a transition period running through December 2020. However, the impact on regulatory regimes remains uncertain. At this time, we cannot predict the impact that an actual exit from the EU will have on our business generally and our United Kingdom subsidiaries more specifically, and no assurance can be given that our operating results, financial condition and prospects would not be adversely impacted by the result.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information with respect to purchases by the Company of shares of common stock during the three months ended March 31, 2019:

	Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under Plans or Programs(2)
January 1 - 31, 2019	—	$—	—	$15,000,000
February 1 - 28, 2019	—	$—	—	15,000,000
March 1 - 31, 2019	10,361	$14.6940	—	15,000,000
Total	10,361	$14.6940	—	$15,000,000
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

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of James M. Chirico, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Kieran J. McGrath pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of James M. Chirico, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Kieran J. McGrath pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAYA HOLDINGS CORP.

By:	/s/ L. DAVID DELL'OSSO
Name:	L. David Dell'Osso
Title:	Vice President & Chief Accounting Officer
May 13, 2019