Form 10-Q
period 2019-06-30
Avaya Holdings Corp.
filed 2019-08-13
CIK 1418100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
None
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AVYA	New York Stock Exchange ("NYSE")
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of July 31, 2019, 111,016,298 shares of Common Stock, $.01 par value, of the registrant were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
Avaya Holdings Corp.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Successor				Predecessor
	Three months ended June 30, 2019	Three months ended June 30, 2018	Nine months ended June 30, 2019	Period from December 16, 2017 through June 30, 2018	Period from October 1, 2017 through December 15, 2017
REVENUE
Products	$297	$300	$908	$664	$253
Services	420	392	1,256	848	351
	717	692	2,164	1,512	604
COSTS
Products:
Costs	109	114	329	257	84
Amortization of technology intangible assets	43	44	130	92	3
Services	175	182	522	410	155
	327	340	981	759	242
GROSS PROFIT	390	352	1,183	753	362
OPERATING EXPENSES
Selling, general and administrative	253	281	761	613	264
Research and development	49	51	154	110	38
Amortization of intangible assets	41	39	122	86	10
Impairment charges	659	—	659	—	—
Restructuring charges, net	1	30	12	80	14
	1,003	401	1,708	889	326
OPERATING (LOSS) INCOME	(613)	(49)	(525)	(136)	36
Interest expense	(59)	(56)	(177)	(112)	(14)
Other income (expense), net	12	37	35	32	(2)
Reorganization items, net	—	—	—	—	3,416
(LOSS) INCOME BEFORE INCOME TAXES	(660)	(68)	(667)	(216)	3,436
Benefit from (provision for) income taxes	27	(20)	30	235	(459)
NET (LOSS) INCOME	$(633)	$(88)	$(637)	$19	$2,977
(LOSS) EARNINGS PER SHARE
Basic	$(5.70)	$(0.80)	$(5.75)	$0.17	$5.19
Diluted	$(5.70)	$(0.80)	$(5.75)	$0.17	$5.19
Weighted average shares outstanding
Basic	111.0	109.8	110.7	109.8	497.3
Diluted	111.0	109.8	110.7	111.0	497.3

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(In millions)

	Successor				Predecessor
	Three months ended June 30, 2019	Three months ended June 30, 2018	Nine months ended June 30, 2019	Period from December 16, 2017 through June 30, 2018	Period from October 1, 2017 through December 15, 2017
Net (loss) income	$(633)	$(88)	$(637)	$19	$2,977
Other comprehensive (loss) income:
Pension, post-retirement and postemployment benefit-related items, net of income taxes of $2 for the three and nine months ended June 30, 2019; and $(58) for the period from October 1, 2017 through December 15, 2017	(6)	—	(6)	—	655
Cumulative translation adjustment	(10)	(4)	9	(29)	3
Change in interest rate swaps, net of income taxes of $7 and $18 for the three and nine months ended June 30, 2019; and $3 for the three months ended June 30, 2018 and the period from December 16, 2017 through June 30, 2018	(22)	(12)	(53)	(12)	—
Other comprehensive (loss) income	(38)	(16)	(50)	(41)	658
Elimination of Predecessor Company accumulated other comprehensive loss	—	—	—	—	790
Total comprehensive (loss) income	$(671)	$(104)	$(687)	$(22)	$4,425
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share and share amounts)

	June 30, 2019	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$729	$700
Accounts receivable, net	276	377
Inventory	71	81
Contract assets	178	—
Contract costs	128	—
Other current assets	149	170
TOTAL CURRENT ASSETS	1,531	1,328
Property, plant and equipment, net	243	250
Deferred income taxes, net	25	29
Intangible assets, net	2,978	3,234
Goodwill, net	2,105	2,764
Other assets	109	74
TOTAL ASSETS	$6,991	$7,679
LIABILITIES
Current liabilities:
Debt maturing within one year	$29	$29
Accounts payable	292	266
Payroll and benefit obligations	126	145
Contract liabilities	470	484
Business restructuring reserve	36	51
Other current liabilities	130	148
TOTAL CURRENT LIABILITIES	1,083	1,123
Non-current liabilities:
Long-term debt, net of current portion	3,091	3,097
Pension obligations	619	671
Other post-retirement obligations	181	176
Deferred income taxes, net	120	140
Business restructuring reserve	37	47
Other liabilities	390	374
TOTAL NON-CURRENT LIABILITIES	4,438	4,505
TOTAL LIABILITIES	5,521	5,628
Commitments and contingencies (Note 19)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 55,000,000 shares authorized, no shares issued or outstanding at June 30, 2019 and September 30, 2018	—	—
Common stock, $0.01 par value; 550,000,000 shares authorized; 110,887,967 shares issued and 110,875,287 shares outstanding at June 30, 2019; and 110,218,653 shares issued and 110,012,790 shares outstanding at September 30, 2018	1	1
Additional paid-in capital	1,756	1,745
(Accumulated deficit) retained earnings	(255)	287
Accumulated other comprehensive (loss) income	(32)	18
TOTAL STOCKHOLDERS' EQUITY	1,470	2,051
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,991	$7,679

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Par Value
Balance as of September 30, 2018 (Successor)	110.2	$1	$1,745	$287	$18	$2,051
Issuance of common stock under the equity incentive plan	0.8					—
Shares repurchased and retired for tax withholding on vesting of restricted stock units	(0.3)		(6)			(6)
Share-based compensation expense			6			6
Adjustment for adoption of new accounting standard (Note 2)				92		92
Net income				9		9
Other comprehensive loss					(20)	(20)
Balance as of December 31, 2018 (Successor)	110.7	1	1,745	388	(2)	2,132
Share-based compensation expense			5			5
Adjustment for adoption of new accounting standard (Note 2)				3		3
Net loss				(13)		(13)
Other comprehensive income					8	8
Balance as of March 31, 2019 (Successor)	110.7	1	1,750	378	6	2,135
Issuance of common stock under the equity incentive plan	0.3					—
Shares repurchased and retired for tax withholding on vesting of restricted stock units	(0.1)		(2)			(2)
Share-based compensation expense			8			8
Net loss				(633)		(633)
Other comprehensive loss					(38)	(38)
Balance as of June 30, 2019 (Successor)	110.9	$1	$1,756	$(255)	$(32)	$1,470

	Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' (Deficit) Equity
	Shares	Par Value
Balance as of September 30, 2017 (Predecessor)	494.8	$—	$2,389	$(5,954)	$(1,448)	$(5,013)
Share-based compensation expense			3			3
Accrued dividends on Series A preferred stock			(2)			(2)
Accrued dividends on Series B preferred stock			(4)			(4)
Reclassifications to equity awards on redeemable shares			1			1
Net income				2,977		2,977
Other comprehensive income					658	658
Balance as of December 15, 2017 (Predecessor)	494.8	$—	$2,387	$(2,977)	$(790)	$(1,380)
Cancellation of Predecessor equity	(494.8)	—	(2,387)	2,977	790	1,380
Balance as of December 15, 2017 (Predecessor)	—	$—	$—	$—	$—	$—

Balance as of December 15, 2017 (Predecessor)	—	$—	$—	$—	$—	$—
Common stock issued for settlement of Predecessor debt	103.9	1	1,575			1,576
Common stock issued for Pension Benefit Guaranty Corp.	6.1		92			92
Balance as of December 15, 2017 (Predecessor)	110.0	$1	$1,667	$—	$—	$1,668

Balance as of December 16, 2017 (Successor)	110.0	$1	$1,667	$—	$—	$1,668
Share-based compensation expense			1			1
Net income				237		237
Other comprehensive loss					(13)	(13)
Balance as of December 31, 2017 (Successor)	110.0	1	1,668	237	(13)	1,893
Share-based compensation expense			5			5
Net loss				(130)		(130)
Other comprehensive loss					(12)	(12)
Balance as of March 31, 2018 (Successor)	110.0	$1	$1,673	$107	$(25)	$1,756
Issuance of common stock under the equity incentive plan	0.2					—
Shares repurchased and retired for tax withholding on vesting of restricted stock units			(2)			(2)
Equity component of convertible notes, net of issuance costs and income taxes			67			67
Purchase of convertible note bond hedge, net of income taxes			(64)			(64)
Issuance of call spread warrants			58			58
Share-based compensation expense			7			7
Net loss				(88)		(88)
Other comprehensive loss					(16)	(16)
Balance as of June 30, 2018 (Successor)	110.2	$1	$1,739	$19	$(41)	$1,718
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Successor		Predecessor
	Nine months ended June 30, 2019	Period from December 16, 2017 through June 30, 2018	Period from October 1, 2017 through December 15, 2017
OPERATING ACTIVITIES:
Net (loss) income	$(637)	$19	$2,977
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:
Depreciation and amortization	335	264	31
Share-based compensation	19	13	—
Amortization of debt issuance costs	12	1	—
Accretion of debt discount	4	2	—
Deferred income taxes, net	(27)	(207)	455
Impairment charges	659	—	—
Change in fair value of emergence date warrants	(28)	9	—
Unrealized loss (gain) on foreign currency transactions	9	(33)	—
Other non-cash charges, net	7	3	—
Reorganization items:
Net gain on settlement of Liabilities subject to compromise	—	—	(1,778)
Payment to Pension Benefit Guaranty Corporation	—	—	(340)
Payment to pension trust	—	—	(49)
Payment of unsecured claims	—	—	(58)
Fresh start adjustments, net	—	—	(1,697)
Non-cash and financing related reorganization items, net	—	—	26
Changes in operating assets and liabilities:
Accounts receivable	100	23	40
Inventory	(14)	24	(2)
Contract assets	(99)	—	—
Contract costs	(26)	—	—
Accounts payable	27	42	(40)
Payroll and benefit obligations	(66)	(73)	16
Business restructuring reserve	(23)	39	(7)
Contract liabilities	26	149	28
Other assets and liabilities	(103)	(98)	(16)
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	175	177	(414)
INVESTING ACTIVITIES:
Capital expenditures	(84)	(36)	(13)
Acquisition of businesses, net of cash acquired	—	(157)	—
Strategic investments	(10)	—	—
Other investing activities, net	(1)	1	—
NET CASH USED FOR INVESTING ACTIVITIES	(95)	(192)	(13)
FINANCING ACTIVITIES:
Proceeds from Term Loan Credit Agreement	—	—	2,896
Repayment of debtor-in-possession financing	—	—	(725)
Repayment of first lien debt	—	—	(2,061)
Repayment of Term Loan Credit Agreement due to refinancing	—	(2,918)	—
Proceeds from Term Loan Credit Agreement due to refinancing	—	2,911	—
Proceeds from issuance of convertible notes	—	350	—
Proceeds from issuance of call spread warrants	—	58	—
Purchase of convertible note bond hedge	—	(84)	—
Repayment of long-term debt, including adequate protection payments	(22)	(15)	(111)
Debt issuance costs	—	(10)	(97)
Payment of acquisition-related contingent consideration	(9)	—	—
Payments related to sale-leaseback transactions	(10)	(7)	(4)
Other financing activities, net	(10)	(1)	—
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(51)	284	(102)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1	(5)	(2)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	30	264	(531)
Cash, cash equivalents, and restricted cash at beginning of period	704	435	966
Cash, cash equivalents, and restricted cash at end of period	$734	$699	$435
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
Basis of Presentation
Avaya Holdings has no material assets or standalone operations other than its ownership of Avaya Inc. and its subsidiaries. The accompanying unaudited interim Condensed Consolidated Financial Statements as of June 30, 2019 and for the nine months ended June 30, 2019, the period from December 16, 2017 through June 30, 2018, and the period from October 1, 2017 through December 15, 2017, reflect the operating results of Avaya Holdings and its consolidated subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial statements, and should be read in conjunction with the audited Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2018, included in the Company's Annual Report on Form 10-K filed with the SEC on December 21, 2018. In management's opinion, these unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary to state fairly the results of operations, financial position and cash flows for the periods indicated. The condensed consolidated results of operations for the interim periods reported are not necessarily indicative of the results for the entire fiscal year.
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
During the nine months ended June 30, 2019, the Company recorded out-of-period adjustments to correct Selling, general and administrative expense. The impact resulted in a $6 million increase to Selling, general and administrative expense and a decrease to net income of $4 million for the nine months ended June 30, 2019. Management concluded that the correction was not material to any previously issued consolidated financial statements or to the nine months ended June 30, 2019.
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
On the Emergence Date, the Company applied fresh start accounting, which resulted in a new basis of accounting and the Company becoming a new entity for financial reporting purposes. As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the Condensed Consolidated Financial Statements after the Emergence Date are not comparable with the Condensed Consolidated Financial Statements on or before that date.
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
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash." This standard requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard as of October 1, 2018 applying the retrospective transition method to each period presented. The adoption resulted in an increase of Net cash used for investing activities of $55 million and $21 million for the period from December 16, 2017 through June 30, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor), respectively.
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
Upon adoption of ASC 606, sales that include professional services, are generally recognized as the services are performed as opposed to upon completion and acceptance of the project. When such arrangements include products, products revenue is generally recognized when the products are delivered as opposed to upon completion and acceptance of the project. Additionally, for cloud and managed services arrangements pursuant to which the customer purchases and owns the solution and Avaya provides the software as a service ("SaaS"), control of the software generally transfers to the customer and the related revenue is recognized, at the point-in-time the SaaS commences. Revenue recognition related to stand-alone product shipments, maintenance services, and certain cloud offerings remains substantially unchanged. In addition to the impacts on revenue recognition, the standard requires incremental contract acquisition costs (primarily sales commissions) to be capitalized and amortized on a systematic basis that is consistent with the transfer of goods or services to which the asset relates. These costs were formerly expensed as incurred. The impact of adopting ASC 606 is dependent upon contract-specific terms and the Company has chosen to use the allowed practical expedient, whereby incremental contract acquisition costs with an amortization period of one year or less are expensed as incurred.
On October 1, 2018, the beginning of the Company's fiscal 2019, the Company recorded a net increase to the opening Retained earnings balance of $92 million, net of tax, due to the cumulative impact of adopting ASC 606. During the nine months ended June 30, 2019, the Company recorded a $3 million adjustment to correct the ASC 606 impact that was recorded to Retained earnings on October 1, 2018. In connection with this adjustment, the Company also recorded an out-of-period adjustment during the nine months ended June 30, 2019 to correct goodwill recognized upon the application of fresh start accounting, which resulted in a $2 million decrease to Contract liabilities and a $2 million decrease to Goodwill. Management concluded that these corrections were not material to previously issued consolidated financial statements and to the three and nine months ended June 30, 2019.
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
The impact of the adoption of ASC 606 on the September 30, 2018 Condensed Consolidated Balance Sheet was as follows:

(In millions)	September 30, 2018 As Reported	Adjustments	Upon Adoption of ASC 606
ASSETS
Accounts receivable, net	$377	$(1)	$376
Inventory	81	(24)	57
Contract assets	—	78	78
Contract costs	—	109	109
Other current assets	170	(66)	104
Property, plant and equipment, net	250	(1)	249
Deferred income taxes, net	29	(2)	27
Other assets	74	16	90

LIABILITIES
Contract liabilities	484	(17)	467
Other current liabilities	148	4	152
Deferred income taxes, net	140	29	169
Other liabilities	374	(2)	372

STOCKHOLDERS' EQUITY
Retained earnings	287	95	382
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
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." This standard, along with other guidance subsequently issued by the FASB, requires lessees to recognize lease assets and liabilities for all leases with lease terms of more than 12 months. The standard makes similar changes to lessor accounting and aligns key aspects of the lessor accounting model with the revenue recognition standard. Presentation of leases within the statements of operations and statements of cash flows will primarily depend on its classification as a finance or operating lease. This standard is effective for the Company in the first quarter of fiscal 2020 with early adoption permitted. The Company expects to adopt this standard on October 1, 2019 using a modified retrospective transition method as of the beginning of the period of adoption and is continuing to evaluate the impact of this standard on its Condensed Consolidated Financial Statements.
3. Revenue Recognition
On October 1, 2018, the Company adopted ASC 606 using the modified retrospective transition method. Accordingly, the impact of adoption was recorded as an adjustment to Retained earnings as of October 1, 2018 and represents the difference between ASC 606 and ASC 605 applied to all open contracts with customers that were not completed as of September 30, 2018. Under the modified retrospective method, results for reporting periods beginning after September 30, 2018 are presented under ASC 606 while prior period financial information is not adjusted and continues to be reported in accordance with ASC 605. The Company elected to use the contract modification practical expedient, whereby all contract modifications for each contract before October 1, 2018 are aggregated and evaluated at the adoption date.

Impact of ASC 606 on Financial Statement Line Items
The impact of the adoption of ASC 606 by financial statement line item within the Condensed Consolidated Balance Sheet as of June 30, 2019 is as follows:

	June 30, 2019
(In millions)	As Reported	Adjustments	Without Adoption of ASC 606
ASSETS
Inventory	$71	$33	$104
Contract assets	178	(178)	—
Contract costs	128	(128)	—
Other current assets	149	100	249
Property, plant and equipment, net	243	1	244
Deferred income taxes, net	25	2	27
Other assets	109	(10)	99

LIABILITIES
Accounts payable	292	(1)	291
Contract liabilities	470	48	518
Other current liabilities	130	4	134
Deferred income taxes, net	120	(29)	91
Other liabilities	390	2	392

STOCKHOLDERS' EQUITY
Retained earnings	(255)	(204)	(459)

The impact of the adoption of ASC 606 by financial statement line item within the Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2019 is as follows:

	Three months ended June 30, 2019			Nine months ended June 30, 2019
(In millions)	As Reported	Adjustments	Without Adoption of ASC 606	As Reported	Adjustments	Without Adoption of ASC 606
REVENUE
Products	$297	$(26)	$271	$908	$(71)	$837
Services	420	(19)	401	1,256	(60)	1,196
	717	(45)	672	2,164	(131)	2,033
COSTS
Products:
Costs	109	(4)	105	329	(13)	316
Amortization of technology intangible assets	43	—	43	130	—	130
Services	175	(7)	168	522	(20)	502
	327	(11)	316	981	(33)	948
GROSS PROFIT	390	(34)	356	1,183	(98)	1,085
OPERATING EXPENSES
Selling, general and administrative	253	(1)	252	761	3	764
Research and development	49	—	49	154	—	154
Amortization of intangible assets	41	—	41	122	—	122
Impairment charges	659	—	659	659	—	659
Restructuring charges, net	1	—	1	12	—	12
	1,003	(1)	1,002	1,708	3	1,711
OPERATING LOSS	(613)	(33)	(646)	(525)	(101)	(626)
Interest expense	(59)	—	(59)	(177)	—	(177)
Other income, net	12	—	12	35	—	35
LOSS BEFORE INCOME TAXES	(660)	(33)	(693)	(667)	(101)	(768)
Benefit from (provision for) income taxes	27	(37)	(10)	30	(8)	22
NET LOSS	$(633)	$(70)	$(703)	$(637)	$(109)	$(746)
The adoption of ASC 606 did not impact net cash provided by or used for operating, investing, or financing activities within the Condensed Consolidated Statement of Cash Flows for the nine months ended June 30, 2019.
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
Customer contracts are typically made pursuant to purchase orders and statements of work based on master purchase or partner agreements. Invoicing typically occurs upon customer acceptance or monthly for a series of services. Payment is due based on the Company’s standard payment terms which are typically within 30 to 60 days of invoice issuance. The Company does not typically provide financing arrangements to customers. For certain services and customer types, customers will remit payment before the services are provided. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company determined that contracts do not include a significant financing component. The primary purpose of the invoicing terms is to provide customers with simplified and predictable ways of purchasing products and services, not to receive financing from or to provide financing to customers. Certain contracts include performance obligations accounted for as a series which also include variable consideration (primarily usage-based fees). For these arrangements, variable consideration is not estimated and allocated to the entire performance obligation, rather the variable fees are recognized in the period in which the usage occurs in accordance with the "right to invoice" practical expedient.
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
Contract modifications are accounted for as separate contracts if the additional products and services are distinct and priced at standalone selling prices. If the additional products and services are distinct, but not priced at standalone selling prices, the modification is treated as a termination of the existing contract and the creation of a new contract. Lastly, if the additional products and services are not distinct within the context of the contract, the modification is combined with the original contract and either an increase or decrease in revenue is recognized on the modification date. During the three and nine months ended June 30, 2019, the Company recognized revenue of $5 million for contracts modified during the period that had performance obligations satisfied in prior periods.
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
Cloud and managed services offerings often include multiple performance obligations. Each performance obligation can itself include a series of distinct promises that are satisfied over time. Total consideration for a project is allocated to each performance obligation, with revenue recognized ratably over the period during which the services are performed as customers simultaneously consume and receive benefits. Variable consideration from incremental usage above a fixed fee is recognized at the point-in-time at which the usage occurs.
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
Disaggregation of Revenue
The following tables provide the Company's disaggregated revenue for the three and nine months ended June 30, 2019:

(In millions)	Three months ended June 30, 2019	Nine months ended June 30, 2019
REVENUE
Products & Solutions	$298	$913
Services	422	1,269
Unallocated Amounts	(3)	(18)
	$717	$2,164

	Three months ended June 30, 2019
(In millions)	Products & Solutions	Services	Unallocated	Total
Revenue:
U.S.	$149	$245	$(2)	$392
International:
Europe, Middle East and Africa	91	93	(1)	183
Asia Pacific	38	47	—	85
Americas International - Canada and Latin America	20	37	—	57
Total International	149	177	(1)	325
Total revenue	$298	$422	$(3)	$717

	Nine months ended June 30, 2019
(In millions)	Products & Solutions	Services	Unallocated	Total
Revenue:
U.S.	$429	$744	$(12)	$1,161
International:
Europe, Middle East and Africa	290	283	(3)	570
Asia Pacific	113	131	(2)	242
Americas International - Canada and Latin America	81	111	(1)	191
Total International	484	525	(6)	1,003
Total revenue	$913	$1,269	$(18)	$2,164
Unallocated amounts represent the fair value adjustment to deferred revenue recognized upon emergence from bankruptcy and excluded from segment revenue.
Transaction Price Allocated to the Remaining Performance Obligations
Transaction price allocated to remaining performance obligations that are wholly or partially unsatisfied as of June 30, 2019 is $2.7 billion, of which 57% and 27% is expected to be recognized within 12 months and 13-24 months, respectively, with the remaining balance recognized thereafter. This excludes amounts for remaining performance obligations that are (1) for contracts recognized over time using the "right to invoice" practical expedient, (2) related to sales or usage based royalties promised in exchange for a license of intellectual property, and (3) related to variable consideration allocated entirely to a wholly unsatisfied performance obligation.
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

The following table provides information about accounts receivable, contract assets and contract liabilities for the periods presented:

(In millions)	June 30, 2019	October 1, 2018	Increase (Decrease)
Accounts receivable, net	$276	$376	$(100)

Contract assets:
Current	$178	$78	$100
Non-current (Other assets)	3	3	—
	$181	$81	$100

Cost of obtaining a contract:
Current (Contract costs)	$88	$64	$24
Non-current (Other assets)	44	36	8
	$132	$100	$32

Cost to fulfill a contract:
Current (Contract costs)	$40	$45	$(5)

Contract liabilities:
Current	$470	$467	$3
Non-current (Other liabilities)	76	52	24
	$546	$519	$27
The change in contract assets and contract liabilities primarily results from the timing difference between the Company’s satisfaction of a performance obligation and the timing of the payment from the customer. Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional. The Company recognizes a contract asset when it transfers products and services to a customer in advance of scheduled billings. Contract assets decrease when the Company invoices the customer or the right to receive consideration is unconditional. The Company did not record any asset impairment charges related to contract assets during the nine months ended June 30, 2019. Contract liabilities are recorded when the Company receives payment from the customer in advance of the Company’s completion of performance obligation(s). During the three and nine months ended June 30, 2019, the Company recognized revenue of $109 million and $505 million, respectively, that had been recorded as a Contract liability at October 1, 2018.
Contract Costs
The Company capitalizes direct and incremental costs incurred to obtain and to fulfill a contract, such as sales commissions and products and services, respectively. These costs are recognized as an asset if the Company expects to recover them and are amortized consistent with the transfer to the customer of the underlying performance obligations. Costs to obtain a contract are amortized using the portfolio approach over the average term of the customer contracts, which corresponds to the period of benefit. Costs incurred to obtain a contract with an amortization period of one year or less are expensed as incurred, in accordance with the prescribed practical expedient. For the three months ended June 30, 2019, the Company recognized $27 million for amortization of costs to obtain customer contracts, which was included in Selling, general and administrative expense. For the nine months ended June 30, 2019, the Company recognized $73 million for amortization of costs to obtain customer contracts, of which $70 million was included in Selling, general and administrative expense and the remaining $3 million was a reduction to Revenue.
Contract fulfillment costs are recognized consistent with the transfer to the customer of the underlying performance obligations based on the specific contracts to which they relate. For the three and nine months ended June 30, 2019, the Company recognized $11 million and $31 million of contract fulfillment costs within Costs, respectively.
4. Business Combinations and Strategic Investments
Business Combinations
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
Upon the achievement of three specified performance targets ("Earn-outs"), the Company is required to pay up to $16 million of contingent consideration to Spoken's former owners and employees and up to $4 million in discretionary earn-out bonuses ("Earn-out Bonuses") to Spoken employees who have contributed to the achievement of the Earn-outs. The fair value of the Earn-outs at the Acquisition Date was $14 million, which was calculated using a probability-weighted discounted cash flow model and is remeasured to fair value at each subsequent reporting period. The Earn-out Bonuses, which are intended to incentivize continuing employees to assist in achieving the Earn-outs, are excluded from the acquisition consideration and are recognized as compensation expense in the Company's Condensed Consolidated Financial Statements ratably over the estimated Earn-out periods. During the nine months ended June 30, 2019, the Company paid $11 million and $2 million for Earn-outs and Earn-out Bonuses, respectively, related to the achievement of two of the three Earn-out targets. The third Earn-out target was completed during the three months ended June 30, 2019 and the corresponding Earn-out and Earn-out Bonuses are expected to be paid by the Company during the remainder of fiscal 2019. As of June 30, 2019, the fair value of the Earn-out liability was $5 million.
In connection with this acquisition, the Company recorded goodwill of $117 million, which was assigned to the Products & Solutions segment, identifiable intangible assets with a fair value of $64 million, and other net liabilities of $9 million. The goodwill recognized is attributable primarily to the potential that the Spoken technology, cloud platform and assembled workforce will accelerate the Company's growth in cloud-based solutions. The Company determined that the goodwill is not deductible for tax purposes.
The acquired intangible assets of $64 million included technology and patents of $56 million with a weighted average useful life of 4.9 years, $5 million of in-process research and development ("IPR&D") activities, which are considered indefinite lived until projects are completed or abandoned, and customer relationships of $3 million with a weighted average useful life of 7.5 years. During the nine months ended June 30, 2019, $3 million of the acquired IPR&D activities have been completed and are being amortized over a weighted average useful life of 5.0 years and $2 million were abandoned and written off (see Note 5).
Spoken became a wholly-owned subsidiary of the Company on March 9, 2018. The Company's Condensed Consolidated Financial Statements reflect the financial results of the operations of Spoken beginning on March 9, 2018. Spoken’s revenue and operating loss included in the Company’s results for the nine months ended June 30, 2019, was $8 million and $21 million, respectively. The Company has finalized its purchase accounting for the Spoken acquisition.
Strategic Investments
On May 20, 2019, the Company made a $10 million investment in a unified communications as a service (“UCaaS”) provider delivering public sector Federal Risk and Authorization Management Program ("FedRAMP") security requirements (the “Strategic Investment”) through the acquisition of a 3-year convertible note (“Promissory Note”). The Strategic Investment offers hosted, cloud-based Voice over Internet Protocol infrastructure services and a FedRAMP authorized hosting platform. The Strategic Investment will use the proceeds from the issuance of the Promissory Note to help fund its working capital.
The Promissory Note has a principal amount of $10 million, bears interest at a rate of 8% per annum and has a maturity date of May 20, 2022. Under the terms of the Promissory Note, the Company may, at its sole discretion, convert its interest in the Promissory Note into newly issued Class D units of the Strategic Investment representing no less than 27.3% of the Strategic Investment's fully diluted capitalization at the time of the conversion. On or after the Promissory Note’s maturity date, the Company shall have the option, at its sole discretion, to demand payment from the Strategic Investment for the unpaid principal and accrued interest on the Promissory Note. In conjunction with the Promissory Note, the Company entered into a separate agreement with the Strategic Investment and its equity holders which provides the Company with an option to purchase from such equity holders any or all of the outstanding LLC units of the Strategic Investment for prices specified in the relevant agreement. The option is exercisable upon the earlier of December 31, 2021 or the Strategic Investment reaching specified milestones. The option does not currently convey power to the Company as it is not currently exercisable and requires significant economic outlay.
The Promissory Note is classified as an available-for-sale security as of June 30, 2019 with a carrying value and fair value of $10 million and is recorded within Other Assets in the Condensed Consolidated Balance Sheets. Although the Company maintains a variable interest in the Strategic Investment, it is not the primary beneficiary as it does not direct the activities that most significantly impact the economic performance of the Strategic Investment through the rights maintained with the Promissory Note or separate agreement. As of June 30, 2019, the Company's maximum exposure to loss as a result of its involvement with the Strategic Investment is limited to the initial investment in the Promissory Note of $10 million.

5. Goodwill, net and Intangible Assets, net
Goodwill, net
The changes in the carrying amount of goodwill by segment during fiscal 2019 were as follows:

(In millions)	Products & Solutions	Services	Total
Balance as of September 30, 2018	$1,283	$1,481	$2,764
Impairment charges	(657)	—	(657)
Other	—	(2)	(2)
Balance as of June 30, 2019	$626	$1,479	$2,105
Goodwill is not amortized but is subject to periodic testing for impairment in accordance with GAAP at the reporting unit level, which is one level below the Company’s operating segments. The Company has five reporting units, all of which are subject to impairment testing annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company's goodwill was primarily recorded upon emergence from bankruptcy as a result of applying fresh start accounting.
The Company concluded that triggering events occurred for all of its reporting units as of June 30, 2019 due to a sustained decrease in the Company’s stock price and lower than planned financial results which led to revisions to the Company's long-term forecast during the third quarter of fiscal 2019. As a result, the Company performed an interim quantitative goodwill impairment test as of June 30, 2019 to compare the fair values of its reporting units to their respective carrying amounts, including the goodwill allocated to each reporting unit.
The Company estimated the fair value of each reporting unit using a weighting of fair values derived from an income and a market approach. Under the income approach, the fair value of a reporting unit is based on the future cash flows expected from that reporting unit. Future cash flows are based on forward-looking information regarding revenue and costs for each reporting unit and are discounted using an appropriate discount rate in a discounted cash flows model. The discounted cash flows model relies on assumptions regarding revenue growth rates, gross profit, projected working capital needs, selling, general and administrative expenses, research and development expenses, business restructuring costs, capital expenditures, income tax rates, discount rates and terminal growth rates. The discount rates the Company used represent the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in its reporting unit operations and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of its model, the Company used a terminal value approach. Under this approach, the Company applied a perpetuity growth assumption to determine the terminal value. The Company incorporated the present value of the resulting terminal value into its estimate of fair value. Forecasted cash flows for each reporting unit consider current economic conditions and trends, estimated future operating results, the Company’s view of growth rates and anticipated future economic conditions. Revenue growth rates inherent in this forecast are based on input from internal and external market intelligence research sources that compare factors such as growth in global economies, regional trends in the telecommunications industry and product evolution from a technological segment basis. Macroeconomic factors such as changes in economies, product evolutions, industry consolidations and other changes beyond the Company’s control could have a positive or negative impact on achieving its targets.
The market approach estimates the fair value of a reporting unit by applying multiples of operating performance measures to the reporting unit's operating performance (the "Guideline Public Company Method"). These multiples were derived from comparable publicly-traded companies with similar investment characteristics to the reporting unit. The key estimates and assumptions that were used to determine the fair value under this market approach include current and forward 12-month operating performance results, as applicable, and the selection of the relevant multiples that were applied.
The results of the Company’s interim goodwill impairment test as of June 30, 2019 indicated that the estimated fair values of the Company’s Unified Communications (“UC”), Global Support Services (“GSS”), Avaya Professional Services (“APS”) and Enterprise Cloud and Managed Solutions (“ECMS”) reporting units were greater than their carrying amounts, however, the carrying amount of the Company’s Contact Center ("CC") reporting unit within the Products & Solutions segment exceeded its estimated fair value primarily due to a reduction in the Company's long-term forecast. As a result, the Company recorded a goodwill impairment charge of $657 million, representing the amount by which the carrying amount of the CC reporting unit exceeded its fair value. As of June 30, 2019, the remaining carrying amount of goodwill for the CC reporting unit was $197 million.
As of June 30, 2019, the fair value of the UC, APS and ECMS reporting units exceeded their carrying amounts by more than 10%, however, the GSS reporting unit had an excess fair value over its carrying value of 7%. The goodwill assigned to GSS is $1,446 million. An increase in the GSS discount rate of 65 basis points or a decrease in the GSS long-term growth rate of 95 basis points used in the interim goodwill impairment test as of June 30, 2019 would result in an estimated fair value below its carrying value.

To the extent that business conditions deteriorate further or if changes in key assumptions and estimates differ significantly from management’s expectations, it may be necessary to record additional impairment charges in the future.
Intangible Assets, net
The Company's intangible assets consist of the following for the periods indicated:

(In millions)	Technology and Patents	Customer Relationships and Other Intangibles	Trademarks and Trade Names	Total
Balance as of June 30, 2019
Finite-lived intangible assets:
Cost	$961	$2,156	$42	$3,159
Accumulated amortization	(265)	(240)	(9)	(514)
Finite-lived intangible assets, net	696	1,916	33	2,645

Indefinite-lived intangible assets:
Cost	2	—	333	335
Accumulated impairment	(2)	—	—	(2)
Indefinite-lived intangible assets, net	—	—	333	333
Intangible assets, net	$696	$1,916	$366	$2,978
Balance as of September 30, 2018
Finite-lived intangible assets:
Cost	$959	$2,157	$43	$3,159
Accumulated amortization	(135)	(124)	(3)	(262)
Finite-lived intangible assets, net	824	2,033	40	2,897
Indefinite-lived intangible assets	5	—	332	337
Intangible assets, net	$829	$2,033	$372	$3,234
Intangible assets include technology and patents, customer relationships, and trademarks and trade names. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets. Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Intangible assets determined to have indefinite useful lives are not amortized but are tested for impairment annually and more frequently if events occur or circumstances change that indicate an asset may be impaired.
During the three months ended June 30, 2019, the Company elected to abandon an in-process research and development project acquired with Spoken (see Note 4) since it no longer aligned with the Company’s technology roadmap. As a result, the Company recorded an impairment charge of $2 million to write down the full carrying amount.
As a result of the goodwill triggering events described above, the Company performed a recoverability test on all of its finite-lived asset groups as of June 30, 2019 before proceeding to the goodwill impairment review and concluded that no impairment charge was necessary. The recoverability test of finite-lived assets was based on forecasts of undiscounted cash flows for each asset group. The Company also performed an interim quantitative impairment test for its indefinite-lived intangible asset, the Avaya Trade Name, as of June 30, 2019. The Avaya Trade Name was evaluated for impairment using the relief-from-royalty method. Under this methodology, the fair value of the trade name was determined by applying a royalty rate to forecasted net revenues and discounted using a risk-adjusted rate of capital. Revenue growth rates inherent in the forecast were based on input from internal and external market intelligence research sources that compare factors such as growth in global economies, regional trends in the telecommunications industry and product evolution from a technological segment basis. The royalty rate was determined using a set of observed market royalty rates. The result of the impairment test as of June 30, 2019 indicated that the estimated fair value of the trade name exceeded its carrying amount by more than 10% and no impairment existed.
To the extent that business conditions deteriorate further or if changes in key assumptions and estimates differ significantly from management’s expectations, it may be necessary to record additional impairment charges in the future.
The total goodwill and intangible asset impairment charges described above of $659 million are presented in the Impairment charges line item in the Condensed Consolidated Statement of Operations.

6. Supplementary Financial Information
Condensed Consolidated Statements of Operations Information
The following table presents a summary of Other income (expense), net for the periods indicated:

	Successor				Predecessor
(In millions)	Three months ended June 30, 2019	Three months ended June 30, 2018	Nine months ended June 30, 2019	Period from December 16, 2017 through June 30, 2018	Period from October 1, 2017 through December 15, 2017
OTHER INCOME (EXPENSE), NET
Interest income	$4	$1	$11	$2	$2
Foreign currency (losses) gains, net	(1)	25	(8)	24	—
Income from transition services agreement, net	—	1	—	5	3
Other pension and post-retirement benefit credits (costs), net	1	4	5	9	(8)
Change in fair value of emergence date warrants	7	6	28	(9)	—
Other, net	1	—	(1)	1	1
Total other income (expense), net	$12	$37	$35	$32	$(2)
A summary of Reorganization items, net for the periods indicated is presented in the following table:

Predecessor
(In millions)	Period from October 1, 2017 through December 15, 2017
REORGANIZATION ITEMS, NET
Net gain on settlement of Liabilities subject to compromise	$1,778
Net gain on fresh start adjustments	1,697
Bankruptcy-related professional fees	(56)
Other items, net	(3)
Reorganization items, net	$3,416
Cash payments for reorganization items	$2,524
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
Supplemental Cash Flow Information

	Successor				Predecessor
(In millions)	Three months ended June 30, 2019	Three months ended June 30, 2018	Nine months ended June 30, 2019	Period from December 16, 2017 through June 30, 2018	Period from October 1, 2017 through December 15, 2017
OTHER PAYMENTS
Interest payments	$61	$52	$160	$99	$15
Income tax payments	13	8	48	17	7

NON-CASH INVESTING ACTIVITIES
(Decrease) increase in Accounts payable for Capital expenditures	$(6)	$5	$(1)	$5	$—

The following table presents a reconciliation of cash, cash equivalents, and restricted cash that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows for the periods presented:

	Successor			Predecessor
(In millions)	June 30, 2019	September 30, 2018	June 30, 2018	December 15, 2017	September 30, 2017
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$729	$700	$685	$366	$876
Restricted cash included in other current assets	—	—	10	65	85
Restricted cash included in other assets	5	4	4	4	5
Total cash, cash equivalents, and restricted cash	$734	$704	$699	$435	$966
As of June 30, 2018 (Successor), restricted cash in other current assets consisted primarily of funds held related to the sale of the Company's Networking business in July 2017. As of December 15, 2017 (Predecessor), restricted cash in other current assets consisted primarily of funds held for bankruptcy-related professional fees. As of September 30, 2017 (Predecessor), restricted cash in other current assets consisted primarily of cash that was drawn from term loans under the Debtor-in-Possession credit agreement to cash collateralize existing letters of credit.
7. Business Restructuring Reserves and Programs
For the three months ended June 30, 2019 and 2018 (Successor), the Company recognized restructuring charges of $1 million and $30 million, respectively. For the nine months ended June 30, 2019 (Successor), the period from December 16, 2017 through June 30, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor), the Company recognized restructuring charges of $12 million, $80 million and $14 million, respectively. The restructuring charges include changes in estimates for increases and decreases in costs or changes in the timing of payments related to the restructuring programs of prior fiscal years. The Company's restructuring charges generally include separation charges which include, but are not limited to, termination payments, pension fund payments, and health care and unemployment insurance costs to be paid to, or on behalf of, the affected employees; and lease obligation charges. As the Company continues to evaluate opportunities to streamline its operations, it may identify cost savings globally and take additional restructuring actions in the future and the costs of those actions could be material. The Company does not allocate restructuring reserves to its operating segments.
Fiscal 2019 Restructuring Program
Recognized restructuring charges for the fiscal 2019 restructuring program included employee separation costs associated with employee severance actions primarily in the U.S., Europe, Middle East and Africa ("EMEA") and Canada, for which the related payments are expected to be completed by fiscal 2021.
The following table summarizes the components of the fiscal 2019 restructuring program for the nine months ended June 30, 2019:

(In millions)	Employee Separation Costs	Lease Obligations	Total
Restructuring charges	$10	$2	$12
Cash payments	(5)	—	(5)
Impact of foreign currency fluctuations	(1)	—	(1)
Accrual balance as of June 30, 2019	$4	$2	$6
Fiscal 2018 Restructuring Program
Fiscal 2018 restructuring obligations include employee separation costs associated with employee severance actions primarily in EMEA, for which the related payments are expected to be completed by fiscal 2026.

The following table summarizes the components of the fiscal 2018 restructuring program for the nine months ended June 30, 2019:

(In millions)	Employee Separation Costs	Lease Obligations	Total
Accrual balance as of September 30, 2018	$54	$—	$54
Adjustments (1)	(1)	—	(1)
Cash payments	(15)	—	(15)
Impact of foreign currency fluctuations	(1)	—	(1)
Accrual balance as of June 30, 2019	$37	$—	$37

(1)
Includes changes in estimates for increases and decreases in costs related to the fiscal 2018 restructuring program, which are recorded in Restructuring charges, net in the Consolidated Statements of Operations in the period of the adjustment.

Fiscal 2008 through 2017 Restructuring Programs
These obligations are primarily for costs associated with eliminating employee positions and exiting facilities. The payments related to the headcount reductions identified in these programs are expected to be substantially completed by fiscal 2026. Future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with the closing or consolidation of facilities are expected to continue through fiscal 2021.
The following table aggregates the remaining components of the fiscal 2008 through 2017 restructuring programs for the nine months ended June 30, 2019:

(In millions)	Employee Separation Costs	Lease Obligations	Total
Accrual balance as of September 30, 2018	$38	$6	$44
Adjustments (1)	1	—	1
Cash payments	(12)	(2)	(14)
Impact of foreign currency fluctuations	(1)	—	(1)
Accrual balance as of June 30, 2019	$26	$4	$30

(1)
Includes changes in estimates for increases and decreases in costs related to the fiscal 2008 through 2017 restructuring programs, which are recorded in Restructuring charges, net in the Consolidated Statements of Operations in the period of the adjustment.

8. Financing Arrangements
The following table reflects principal amounts of debt and debt net of discounts and issuance costs for the periods presented:

	June 30, 2019		September 30, 2018
(In millions)	Principal amount	Net of discounts and issuance costs	Principal amount	Net of discounts and issuance costs
Term Loan Credit Agreement due December 15, 2024	$2,881	$2,852	$2,903	$2,870
Convertible 2.25% senior notes due June 15, 2023	350	268	350	256
Total debt	$3,231	3,120	$3,253	3,126
Debt maturing within one year		(29)		(29)
Long-term debt, net of current portion		$3,091		$3,097
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
For the three months ended June 30, 2019 and 2018, the nine months ended June 30, 2019 and the period from December 16, 2017 through June 30, 2018, the Company recognized interest expense of $51 million, $50 million, $151 million and $106 million, respectively, related to the Term Loan Credit Agreement, including the amortization of discounts and issuance costs.
Under the terms of the ABL Credit Agreement, the Company can issue letters of credit up to $150 million. At June 30, 2019, the Company had issued and outstanding letters of credit and guarantees of $45 million under the ABL Credit Agreement. As of June 30, 2019, the Company had no borrowings outstanding under the ABL. The aggregate additional principal amount that may be borrowed under the ABL Credit Agreement, based on the borrowing base less $45 million of outstanding letters of credit and guarantees, was $139 million at June 30, 2019. For the nine months ended June 30, 2019, the Company recognized interest expense of $1 million related to the ABL Credit Agreement resulting from the unused commitment fee. For the three months ended June 30, 2019, the three months ended June 30, 2018, and the period from December 16, 2017 through June 30, 2018, interest expense recognized related to the ABL Credit Agreement was not material.
Convertible Notes
On June 11, 2018, the Company issued its 2.25% Convertible Notes in an aggregate principal amount of $350 million (including the underwriters’ exercise in full of an over-allotment option of $50 million), which mature on June 15, 2023 (the "Convertible Notes"). The Convertible Notes were issued under an indenture, by and between the Company and the Bank of New York Mellon Trust Company N.A., as Trustee. For the three and nine months ended June 30, 2019, the Company recognized interest expense of $6 million and $18 million related to the Convertible Notes, which includes $4 million and $12 million of amortization of the underwriting discount and issuance costs, respectively. For the three months ended June 30, 2018 and the period from December 16, 2017 through June 30, 2018, the Company recognized interest expense of $1 million related to the Convertible Notes, which mainly consisted of amortization of the underwriting discount.
The net carrying amount of the Convertible Notes for the periods indicated was as follows:

(In millions)	June 30, 2019	September 30, 2018
Principal	$350	$350
Less:
Unamortized debt discount	(76)	(87)
Unamortized issuance costs	(6)	(7)
Net carrying amount	$268	$256
The weighted average contractual interest rate of the Company’s outstanding debt as of June 30, 2019 and September 30, 2018 was 6.5% and 6.4%, respectively. The effective interest rate for the Term Loan Credit Agreement as of June 30, 2019 was not materially different than its contractual interest rate including adjustments related to hedging. The effective interest rate for the Convertible Notes as of June 30, 2019 was 9.2% reflecting the separation of the conversion feature in equity. The effective interest rates include interest on the debt and amortization of discounts and issuance costs.
For the period from October 1, 2017 through December 15, 2017 (Predecessor), contractual interest expense of $94 million was not recorded as interest expense, as it was not an allowed claim under the Bankruptcy Filing.
As of June 30, 2019, the Company was not in default under any of its debt agreements.
Capital Lease Obligations
Included in Other liabilities is $20 million and $31 million of capital lease obligations, net of imputed interest as of June 30, 2019 and September 30, 2018, respectively.
The Company outsources certain delivery services associated with its Enterprise Cloud and Managed Services, which include the sale of specified assets owned by the Company that are leased-back by the Company and accounted for as a capital lease. As of June 30, 2019 and September 30, 2018, capital lease obligations associated with this agreement were $16 million and $26 million, respectively.
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
On May 16, 2018, the Company entered into interest rate swap agreements with six counterparties, which fixed a portion of the variable interest due under its Term Loan Credit Agreement (the "Swap Agreements"). Under the terms of the Swap Agreements, which mature on December 15, 2022, the Company pays a fixed rate of 2.935% and receives a variable rate of interest based on one-month LIBOR. As of June 30, 2019, the total notional amount of the six Swap Agreements was $1,800 million.
The Swap Agreements are designated as cash flow hedges as they are deemed highly effective as defined under ASC 815. As a result, the unrealized gains or losses on these contracts are initially recorded in Accumulated other comprehensive (loss) income in the Condensed Consolidated Balance Sheets. As interest expense is recognized on the Term Loan Credit Agreement, the corresponding deferred gain or loss on the Swap Agreements is reclassified from Accumulated other comprehensive (loss) income to Interest expense in the Condensed Consolidated Statements of Operations. Based on the amount in Accumulated other comprehensive (loss) income at June 30, 2019, approximately $20 million would be reclassified into net income in the next twelve months as interest expense.
It is management's intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.
Foreign Currency Forward Contracts
The Company, from time-to-time, utilizes foreign currency forward contracts primarily to hedge fluctuations associated with certain monetary assets and liabilities including receivables, payables and certain intercompany obligations. These foreign currency forward contracts are not designated for hedge accounting treatment. As a result, changes in the fair value of these contracts are recorded as a component of Other income (expense), net to offset the change in the value of the hedged assets and liabilities. As of June 30, 2019, the Company maintained open foreign currency forward contracts with a total notional value of $355 million, hedging the British Pound Sterling, Indian Rupee, Czech Koruna, Australian Dollar and Mexican Peso. The Company did not maintain any foreign currency forward contracts as of June 30, 2018.
Emergence Date Warrants
In accordance with the Plan of Reorganization, the Company issued warrants to purchase 5,645,200 shares of Company common stock to the holders of the Predecessor second lien obligations pursuant to a warrant agreement ("Emergence Date Warrants"). Each Emergence Date Warrant has an exercise price of $25.55 per share and expires December 15, 2022. The Emergence Date Warrants contain certain derivative features that require them to be classified as a liability and for changes in the fair value of the liability to be recognized in earnings each reporting period. On November 14, 2018, the Company's Board of Directors approved a warrant repurchase program, authorizing the Company to repurchase up to $15 million worth of the Emergence Date Warrants. None of the Emergence Date Warrants have been exercised or repurchased as of June 30, 2019.
The fair value of the Emergence Date Warrants was determined using a probability weighted Black-Scholes option pricing model. This model requires certain input assumptions including risk-free interest rates, volatility, expected life and dividend rates. Selection of these inputs involves significant judgment. The fair value of the Emergence Date Warrants as of June 30, 2019 and September 30, 2018 was determined using the input assumptions summarized below:

	June 30, 2019	September 30, 2018
Expected volatility	57.56%	50.14%
Risk-free interest rates	1.71%	2.90%
Contractual remaining life (in years)	3.46	4.21
Price per share of common stock	$11.91	$22.14
In determining the fair value of the Emergence Date Warrants, the dividend yield was assumed to be zero as the Company does not anticipate paying dividends.
The following table summarizes the fair value of the Company's derivatives on a gross basis segregated between those that are designated as hedging instruments and those that are not designated as hedging instruments:

		June 30, 2019		September 30, 2018
(In millions)	Balance Sheet Caption	Asset	Liability	Asset	Liability
Derivatives Designated as Hedging Instruments:
Interest rate contracts	Other assets	$—	$—	$3	$—
Interest rate contracts	Other current liabilities	—	19	—	7
Interest rate contracts	Other liabilities	—	56	—	—
		—	75	3	7

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Other current assets	2	—	—	—
Emergence Date Warrants	Other liabilities	—	6	—	34
		2	6	—	34
Total derivative fair value		$2	$81	$3	$41
The following tables provide information regarding the location and amount of pre-tax losses for derivatives designated as cash flow hedges:

	Three months ended June 30, 2019		Three months ended June 30, 2018
(In millions)	Interest Expense	Other Comprehensive (Loss) Income	Interest Expense	Other Comprehensive (Loss) Income
Financial Statement Line Item in which Cash Flow Hedges are Recorded	$(59)	$(38)	$(56)	$(16)

Impact of cash flow hedging relationships:
Loss recognized in AOCI - on interest rate swaps	—	(31)	—	(17)
Interest expense from AOCI reclassified	(2)	2	(2)	2

	Successor				Predecessor
	Nine months ended June 30, 2019		Period from December 16, 2017 through June 30, 2018		Period from October 1, 2017 through December 15, 2017
(In millions)	Interest Expense	Other Comprehensive (Loss) Income	Interest Expense	Other Comprehensive (Loss) Income	Interest Expense	Other Comprehensive (Loss) Income
Financial Statement Line Item in which Cash Flow Hedges are Recorded	$(177)	$(50)	$(112)	$(41)	$(14)	$658

Impact of cash flow hedging relationships:
Loss recognized in AOCI - on interest rate swaps	—	(78)	—	(17)	$—	$—
Interest expense from AOCI reclassified	(7)	7	(2)	2	$—	$—

The following table provides information regarding the pre-tax gains (losses) for derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Operations:

		Successor				Predecessor
		Three months ended June 30, 2019	Three months ended June 30, 2018	Nine months ended June 30, 2019	Period from December 16, 2017 through June 30, 2018	Period from October 1, 2017 through December 15, 2017
(In millions)	Location of Derivative Pre-tax Gain (Loss)
Emergence Date Warrants	Other income (expense), net	$7	$6	$28	$(9)	$—
Foreign exchange contracts	Other income (expense), net	(1)	—	(1)	—	—
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

	June 30, 2019		September 30, 2018
(In millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the Condensed Consolidated Balance Sheet	$2	$81	$3	$41
Gross amount subject to offset in master netting arrangements not offset in the Condensed Consolidated Balance Sheet	(2)	(2)	(3)	(3)
Net amounts	$—	$79	$—	$38
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
Level 3: Inputs that are unobservable to the extent that observable inputs are not available for the asset or liability at the measurement date.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and September 30, 2018 were as follows:

	June 30, 2019				September 30, 2018
	Fair Value Measurements Using				Fair Value Measurements Using
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Strategic investments	$10	$—	$—	$10	$—	$—	$—	$—
Other investments	—	—	—	—	2	2	—	—
Interest rate contracts	—	—	—	—	3	—	3	—
Foreign exchange contracts	2	—	2	—	—	—	—	—
Total assets	$12	$—	$2	$10	$5	$2	$3	$—

Liabilities:
Interest rate contracts	$75	$—	$75	$—	$7	$—	$7	$—
Spoken acquisition Earn-outs	5	—	—	5	15	—	—	15
Emergence Date Warrants	6	—	—	6	34	—	—	34
Total liabilities	$86	$—	$75	$11	$56	$—	$7	$49
Strategic investments
The Strategic Investment is valued using a discounted cash flow model which includes various unobservable inputs including cash flow projections, long-term growth rates, discount rates, and market comparable companies. The Strategic Investment is recorded in Other assets in the Condensed Consolidated Balance Sheets.
Other investments
Other investments classified as Level 1 assets are priced using quoted market prices for identical assets in active markets that are observable. Other investments are recorded in Other assets in the Condensed Consolidated Balance Sheets.
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
During the three months ended June 30, 2019 and 2018 (Successor), the nine months ended June 30, 2019 (Successor), the period from December 16, 2017 through June 30, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor), there were no transfers between Level 1 and Level 2, or into and out of Level 3.
The following table summarizes the activity for the Company's Level 3 liabilities measured at fair value on a recurring basis:

(In millions)	Emergence Date Warrants	Spoken Acquisition Earn-outs	Strategic Investments	Total
Balance as of September 30, 2018	$34	$15	$—	$49
Strategic investments	—	—	10	10
Change in fair value(1)	(28)	1	—	(27)
Settlement	—	(11)	—	(11)
Balance as of June 30, 2019	$6	$5	$10	$21
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
As of June 30, 2019 and September 30, 2018, the estimated fair value of the Convertible Notes was determined based on the quoted price of the Convertible Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2.
The estimated fair values of amounts borrowed under the Company's other financing arrangements at June 30, 2019 and September 30, 2018 were estimated based on a Level 2 input based on a market approach utilizing market-clearing data on the valuation date in addition to bid/ask prices.
The estimated fair values of the amounts borrowed under the Company’s financing agreements at June 30, 2019 and September 30, 2018 are as follows:

	June 30, 2019		September 30, 2018
(In millions)	Principal amount	Fair value	Principal amount	Fair value
Term Loan Credit Agreement due December 15, 2024	$2,881	$2,764	$2,903	$2,932
Convertible 2.25% senior notes due June 15, 2023	350	305	350	357
Total debt	$3,231	$3,069	$3,253	$3,289
11. Income Taxes
The Company's effective income tax rate for the three and nine months ended June 30, 2019 differed from the U.S. federal tax rate primarily due to: (1) income and losses taxed at different foreign tax rates, (2) losses generated within certain foreign jurisdictions for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) non-U.S. withholding taxes on foreign earnings, (4) current period changes to unrecognized tax positions, (5) U.S. state and local income taxes, (6) the impact of the Tax Cuts and Jobs Act ("the Act"), (7) the goodwill impairment charges recorded in the third quarter of fiscal 2019, (8) current period elections taken in submitted tax filings, and (9) foreign tax credits.
The Company's effective income tax rate for the three months ended June 30, 2018 differed from the U.S. federal tax rate primarily due to: (1) income and losses taxed at different foreign tax rates, (2) losses generated within certain foreign jurisdictions for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) non-U.S. withholding taxes on foreign earnings, (4) current period changes to unrecognized tax positions, (5) U.S. state and local income taxes, (6) the impact of the Act, and (7) foreign tax credits.
The Company's effective income tax rate for the period from December 16, 2017 through June 30, 2018 (Successor) differed from the U.S. federal tax rate primarily due to: (1) income and losses taxed at different foreign tax rates, (2) losses generated within certain foreign jurisdictions for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) non-U.S. withholding taxes on foreign earnings, (4) current period changes to unrecognized tax positions, (5) U.S. state and local income taxes, (6) an increase in estimated current year tax loss, which is eliminated as part of the attribute reduction related to the cancellation of indebtedness income ("CODI"), and (7) the impact of the Act.
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
On December 22, 2017, the Act was signed into law. The Act lowered the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. The Company has a September 30th tax year-end and therefore many of the tax law changes became effective in the first quarter of fiscal 2019. The Company has made a policy decision to treat Global Intangible Low-Taxed Income (“GILTI”) as a period cost. The Company benefits from the deduction attributable to Foreign Derived Intangible

Income (“FDII”) and has taxable income attributable to GILTI, both of which impact the effective tax rate. During the three months ended December 31, 2018, Avaya completed its analysis of the impact of the Act as required by Staff Accounting Bulletin No. 118 issued by the SEC on December 22, 2017.
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
The components of the pension and post-retirement net periodic benefit (credit) cost for the periods indicated are provided in the table below:

	Successor				Predecessor(1)
(In millions)	Three months ended June 30, 2019	Three months ended June 30, 2018	Nine months ended June 30, 2019	Period from December 16, 2017 through June 30, 2018	Period from October 1, 2017 through December 15, 2017
Pension Benefits - U.S.
Components of net periodic benefit (credit) cost
Service cost	$1	$1	$3	$2	$1
Interest cost	10	9	29	19	22
Expected return on plan assets	(15)	(17)	(45)	(35)	(38)
Amortization of actuarial loss	—	—	—	—	20
Net periodic benefit (credit) cost	$(4)	$(7)	$(13)	$(14)	$5

Pension Benefits - Non-U.S.
Components of net periodic benefit cost
Service cost	$2	$1	$5	$3	$2
Interest cost	2	3	7	5	3
Expected return on plan assets	—	—	—	—	(1)
Amortization of actuarial loss	—	—	—	—	2
Net periodic benefit cost	$4	$4	$12	$8	$6

Post-retirement Benefits - U.S.
Components of net periodic benefit cost
Service cost	$—	$1	$1	$1	$—
Interest cost	4	4	11	7	3
Expected return on plan assets	(2)	(3)	(7)	(5)	(2)
Amortization of prior service cost	—	—	—	—	(3)
Amortization of actuarial loss	(1)	—	(1)	—	2
Net periodic benefit cost	$1	$2	$4	$3	$—
(1) Excludes Plan of Reorganization related settlements that were recorded in Reorganization items, net in the Condensed Consolidated Statements of Operations.
The service components of net periodic benefit (credit) cost were recorded similar to compensation expense, while all other components were recorded in Other income (expense), net.
The Company's general funding policy with respect to its U.S. qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations, or to directly pay benefits where appropriate. Contributions to U.S. pension plans were $22 million for the nine months ended June 30, 2019, which represented the amounts required to satisfy the minimum statutory funding requirements in the U.S. For the remainder of fiscal 2019, the Company estimates that it will make contributions totaling $5 million to satisfy the minimum statutory funding requirements in the U.S.
Contributions to the non-U.S. pension plans were $19 million for the nine months ended June 30, 2019. For the remainder of fiscal 2019, the Company estimates that it will make contributions totaling $6 million for its non-U.S. plans.
In June 2019, the Company announced a change in medical benefits under the post-retirement medical plan for represented retirees as of April 30, 2019 and their eligible dependents. Effective January 1, 2020 the post-retirement medical plan coverage provided through the Company’s group plan will be replaced with medical coverage provided through the private and public insurance marketplace for the identified retirees. As a result, the U.S. represented retiree post-retirement plan was remeasured as of June 30, 2019, which resulted in the recognition of an $8 million increase to the accumulated benefit obligation with an offset to Accumulated other comprehensive (loss) income within the Condensed Consolidated Balance Sheets. The increase was mainly driven by changes in actuarial assumptions, partially offset by the impact of the change in medical coverage.
Most post-retirement medical benefits are not pre-funded. Consequently, the Company makes payments directly to the claims administrator as retiree medical benefit claims are disbursed. These payments are funded by the Company up to the maximum contribution amounts specified in the plan documents and contract with the Communications Workers of America and the International Brotherhood of Electrical Workers, and contributions from the participants, if required. During the nine months ended June 30, 2019, the Company made payments for retiree medical and dental benefits of $11 million and received a $3 million reimbursement from the represented employees' post-retirement health trust related to payments in prior periods. The Company estimates it will make contributions for retiree medical and dental benefits totaling $3 million for the remainder of fiscal 2019.
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
Pre-tax share-based compensation expense for the three months ended June 30, 2019 and 2018 was $8 million and $7 million, respectively. Pre-tax share-based compensation expense for the nine months ended June 30, 2019 and the period from December 16, 2017 through June 30, 2018 was $19 million and $13 million, respectively.
During the nine months ended June 30, 2019, the Company granted 1,686,004 RSUs with a weighted average grant date fair value of $15.46 per RSU. During the nine months ended June 30, 2019, there were 1,484,659 RSUs that vested with a weighted average grant date fair value of $15.49.
In February 2019, the Company granted 274,223 PRSUs with a grant date fair value of $11.18 per PRSU. These PRSUs will become eligible to vest if, prior to the vesting date of February 11, 2022, the average closing price of one share of the Company’s Common Stock for sixty consecutive days equals or exceeds $23.50. The grant date fair value of the award was estimated using a Monte Carlo simulation model that incorporated multiple valuation assumptions, including the probability of achieving the specified market condition. Additional assumptions used in the valuation included an expected volatility of 53.76% based on a blend of Company and peer group company historical data adjusted for the Company’s leverage, and a risk-free interest rate of 2.45% based on U.S. Treasury yields with a term equal to the vesting period. The grant date fair value of these PRSUs will be recognized as expense ratably over the vesting period and will not be adjusted in future periods for the success or failure to achieve the specified market condition.
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

14. Capital Stock
Preferred Stock
The Company's certificate of incorporation authorizes it to issue up to 55,000,000 shares of preferred stock with a par value of $0.01 per share. As of June 30, 2019 and September 30, 2018, there were no preferred shares issued or outstanding.
Common Stock
The Company's certificate of incorporation authorizes it to issue up to 550,000,000 shares of common stock with a par value of $0.01 per share. As of June 30, 2019, there were 110,887,967 shares issued and 110,875,287 shares outstanding with the remaining 12,680 shares distributable in accordance with the Plan of Reorganization. As of September 30, 2018, there were 110,218,653 shares issued and 110,012,790 shares outstanding with the remaining 205,863 shares distributable in accordance with the Plan of Reorganization.
On November 14, 2018, the Company's Board of Directors approved a warrant repurchase program, authorizing the Company to repurchase Emergence Date Warrants for an aggregate expenditure of up to $15 million. The repurchases may be made from time to time in the open market, through block trades or in privately negotiated transactions. The Company may adopt one or more purchase plans pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in order to implement the warrant repurchase program. The warrant repurchase program does not obligate the Company to purchase any warrants and may be terminated, increased or decreased by the Board of Directors in its discretion at any time. As of June 30, 2019, there were no warrant repurchases under the program.
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

The following table sets forth the calculation of net (loss) income attributable to common shareholders and the computation of basic and diluted (loss) earnings per share for the periods indicated:

	Successor				Predecessor
(In millions, except per share amounts)	Three months ended June 30, 2019	Three months ended June 30, 2018	Nine months ended June 30, 2019	Period from December 16, 2017 through June 30, 2018	Period from October 1, 2017 through December 15, 2017
(Loss) earnings per share:
Numerator
Net (loss) income	$(633)	$(88)	$(637)	$19	$2,977
Dividends and accretion to preferred stockholders	—	—	—	—	(6)
Undistributed (loss) income	(633)	(88)	(637)	19	2,971
Percentage allocated to common stockholders(1)	100.0%	100.0%	100.0%	100.0%	86.9%
Numerator for basic and diluted (loss) earnings per common share	$(633)	$(88)	$(637)	$19	$2,582

Denominator
Denominator for basic (loss) earnings per weighted average common shares	111.0	109.8	110.7	109.8	497.3
Effect of dilutive securities
Restricted stock units	—	—	—	1.2	—
Denominator for diluted (loss) earnings per weighted average common shares	111.0	109.8	110.7	111.0	497.3

(Loss) earnings per common share
Basic	$(5.70)	$(0.80)	$(5.75)	$0.17	$5.19
Diluted	$(5.70)	$(0.80)	$(5.75)	$0.17	$5.19

(1) Basic weighted average common stock outstanding	111.0	109.8	110.7	109.8	497.3
Basic weighted average common stock and common stock equivalents (preferred shares)	111.0	109.8	110.7	109.8	572.4
Percentage allocated to common stockholders	100.0%	100.0%	100.0%	100.0%	86.9%
For the three and nine months ended June 30, 2019, the Company excluded 1.0 million stock options, 3.6 million RSUs and 5.6 million Emergence Date Warrants from the diluted loss per share calculation as their effect would have been anti-dilutive. The Company also excluded 0.5 million PRSUs from the diluted loss per share calculation as their performance metrics have not yet been attained. The Company’s Convertible Notes and Call Spread Warrants were also excluded for the three and nine months ended June 30, 2019 as discussed in more detail below. For the three months ended June 30, 2018, the Company excluded 1.1 million stock options, 3.3 million restricted stock units and 5.6 million Emergence Date Warrants from the diluted loss per share calculation as their effect would have been anti-dilutive. For the period from December 16, 2017 through June 30, 2018, the Company excluded 1.1 million stock options and 5.6 million Emergence Date Warrants from the diluted earnings per share calculation as their effect would have been anti-dilutive.
For purposes of considering the Convertible Notes in determining diluted (loss) earnings per share, the Company has the ability and current intent to settle conversions of the Convertible Notes through combination settlement by repaying the principal portion in cash and any excess of the conversion value over the principal amount (the "Conversion Premium") in shares of the Company's common stock. Therefore, only the impact of the Conversion Premium will be included in diluted weighted average shares outstanding using the treasury stock method. Since the Convertible Notes were out of the money and anti-dilutive as of June 30, 2019 and 2018, they were excluded from the diluted loss per share calculation for the three months ended June 30, 2019 and 2018, the nine months ended June 30, 2019 and the period from December 16, 2017 through June 30, 2018. The Call Spread Warrants will not be considered in calculating diluted weighted average shares outstanding until the price per share of the Company’s common stock exceeds the strike price of $37.3625 per share. When the price per share of the Company’s common stock exceeds the strike price per share of the Call Spread Warrants, the effect of the additional shares that may be issued upon exercise of the Call Spread Warrants will be included in diluted weighted average shares outstanding using the treasury stock method.

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
The Company’s chief operating decision maker makes financial decisions and allocates resources based on segment profit information obtained from the Company’s internal management systems. Management does not include in its segment measures of profitability selling, general and administrative expenses, research and development expenses, amortization of intangible assets, and certain discrete items, such as fair value adjustments recognized upon emergence from bankruptcy, charges relating to restructuring actions, impairment charges, and merger-related costs as these costs are not core to the measurement of segment performance, but rather are controlled at the corporate level.
Summarized financial information relating to the Company's operating segments is shown in the following table for the periods indicated:

	Successor				Predecessor
(In millions)	Three months ended June 30, 2019	Three months ended June 30, 2018	Nine months ended June 30, 2019	Period from December 16, 2017 through June 30, 2018	Period from October 1, 2017 through December 15, 2017
REVENUE
Products & Solutions	$298	$322	$913	$716	$253
Services	422	433	1,269	967	351
Unallocated Amounts (1)	(3)	(63)	(18)	(171)	—
	$717	$692	$2,164	$1,512	$604
GROSS PROFIT
Products & Solutions	$189	$210	$587	$473	$169
Services	249	257	759	582	196
Unallocated Amounts (2)	(48)	(115)	(163)	(302)	(3)
	390	352	1,183	753	362
OPERATING EXPENSES
Selling, general and administrative	253	281	761	613	264
Research and development	49	51	154	110	38
Amortization of intangible assets	41	39	122	86	10
Impairment charges	659	—	659	—	—
Restructuring charges, net	1	30	12	80	14
	1,003	401	1,708	889	326
OPERATING (LOSS) INCOME	(613)	(49)	(525)	(136)	36
INTEREST EXPENSE, OTHER INCOME (EXPENSE), NET AND REORGANIZATION ITEMS, NET	(47)	(19)	(142)	(80)	3,400
(LOSS) INCOME BEFORE INCOME TAXES	$(660)	$(68)	$(667)	$(216)	$3,436

(1)	Unallocated amounts in Revenue represent the fair value adjustment to deferred revenue recognized upon emergence from bankruptcy and excluded from segment revenue.

(2)
Unallocated amounts in Gross Profit include the fair value adjustments recognized upon emergence from bankruptcy and excluded from segment gross profit; the effect of the amortization of technology intangibles; and costs that are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level.

17.	Accumulated Other Comprehensive (Loss) Income
The components of Accumulated other comprehensive (loss) income for the periods indicated were as follows:

(In millions)	Change in Unamortized Pension, Post-retirement and Postemployment Benefit-related Items	Foreign Currency Translation	Unrealized Loss on Term Loan Interest Rate Swap	Other	Accumulated Other Comprehensive Income (Loss)
Balance as of March 31, 2019 (Successor)	$51	$(12)	$(33)	$—	$6
Other comprehensive loss before reclassifications	(8)	(10)	(31)	—	(49)
Amounts reclassified to earnings	—	—	2	—	2
Benefit from income taxes	2	—	7	—	9
Balance as of June 30, 2019 (Successor)	$45	$(22)	$(55)	$—	$(32)

(In millions)	Change in Unamortized Pension, Post-retirement and Postemployment Benefit-related Items	Foreign Currency Translation	Unrealized Loss on Term Loan Interest Rate Swap	Other	Accumulated Other Comprehensive Income (Loss)
Balance as of September 30, 2018 (Successor)	$51	$(31)	$(2)	$—	$18
Other comprehensive (loss) income before reclassifications	(8)	9	(78)	—	(77)
Amounts reclassified to earnings	—	—	7	—	7
Benefit from income taxes	2	—	18	—	20
Balance as of June 30, 2019 (Successor)	$45	$(22)	$(55)	$—	$(32)

(In millions)	Change in Unamortized Pension, Post-retirement and Postemployment Benefit-related Items	Foreign Currency Translation	Unrealized Loss on Term Loan Interest Rate Swap	Other	Accumulated Other Comprehensive Loss
Balance as of March 31, 2018 (Successor)	$—	$(25)	$—	$—	$(25)
Other comprehensive loss before reclassifications	—	(4)	(17)	—	(21)
Amounts reclassified to earnings	—	—	2	—	2
Benefit from income taxes	—	—	3	—	3
Balance as of June 30, 2018 (Successor)	$—	$(29)	$(12)	$—	$(41)

(In millions)	Change in Unamortized Pension, Post-retirement and Postemployment Benefit-related Items	Foreign Currency Translation	Unrealized Loss on Term Loan Interest Rate Swap	Other	Accumulated Other Comprehensive (Loss) Income
Balance as of September 30, 2017 (Predecessor)	$(1,375)	$(72)	$—	$(1)	$(1,448)
Other comprehensive (loss) income before reclassifications	(24)	3	—	—	(21)
Amounts reclassified to earnings	16	—	—	—	16
Pension settlement	721	—	—	—	721
Provision for income taxes	(58)	—	—	—	(58)
Balance as of December 15, 2017 (Predecessor)	(720)	(69)	—	(1)	(790)
Elimination of Predecessor Company Accumulated other comprehensive loss	720	69	—	1	790
Balance as of December 15, 2017 (Predecessor)	$—	$—	$—	$—	$—

Balance as of December 16, 2017 (Successor)	$—	$—	$—	$—	$—
Other comprehensive loss before reclassifications	—	(29)	(17)	—	(46)
Amounts reclassified to earnings	—	—	2	—	2
Benefit from income taxes	—	—	3	—	3
Balance as of June 30, 2018 (Successor)	$—	$(29)	$(12)	$—	$(41)
The amounts reclassified out of Accumulated other comprehensive (loss) income for the unamortized pension, post-retirement and postemployment benefit-related items are recorded in Other income (expense), net in the Condensed Consolidated Statement of Operations. The amounts reclassified out of Accumulated other comprehensive (loss) income for the interest rate swaps are recorded in Interest expense in the Condensed Consolidated Statement of Operations.
18. Related Party Transactions
The Company's Board of Directors is comprised of seven directors, including the Company's Chief Executive Officer and six non-employee directors. On March 18, 2019, Jacqueline E. Yeaney joined the Company's Board of Directors, filling the previous vacancy on the Company's Board of Directors caused by the resignation of Ronald A. Rittenmeyer effective as of April 30, 2018.
Specific Arrangements Involving the Successor Company’s Current Directors and Executive Officers
William D. Watkins is a Director and Chair of the Board of Directors of Avaya Holdings and serves on the board of directors of Flex Ltd., an electronics design manufacturer. For the nine months ended June 30, 2019 (Successor), the period from December 16, 2017 through June 30, 2018 (Successor), and the period from October 1, 2017 through December 15, 2017 (Predecessor), the Company purchased goods and services from subsidiaries of Flex Ltd. of $22 million, $13 million, and $6 million, respectively. As of June 30, 2019 (Successor) and September 30, 2018 (Successor), the Company had outstanding accounts payable due to Flex Ltd. of $18 million and $4 million, respectively.
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
During the three months ended June 30, 2019 and 2018 (Successor), the nine months ended June 30, 2019 (Successor), and the period from December 16, 2017 through June 30, 2018 (Successor), there were no costs incurred in connection with the resolution of legal matters other than those incurred in the ordinary course of business. During the period from October 1, 2017 through December 15, 2017 (Predecessor), costs incurred in connection with the resolution of certain legal matters was $37 million.
Intellectual Property and Commercial Disputes
In January 2010, SAE Power Incorporated and SAE Power Company (collectively, "SAE") filed a complaint in the New Jersey Superior Court asserting various claims including breach of contract, unjust enrichment, promissory estoppel and breach of the covenant of good faith and fair dealing arising out of Avaya’s relationship with SAE as a supplier of various power supply products. SAE has since asserted additional claims against Avaya for fraud, negligent misrepresentation, misappropriation of trade secrets and civil conspiracy. SAE sought to recover for alleged losses stemming from Avaya’s termination of its power supply purchases from SAE, including for Avaya’s alleged disclosure of SAE’s alleged trade secret and/or confidential information to another power supply vendor. On July 19, 2016, the Court entered an order granting Avaya’s motion for partial summary judgment, dismissing certain of SAE’s claims regarding the alleged disclosure of trade secrets. In January 2017, the Company filed a Notice of Suggestion of Pendency of Bankruptcy, which informed the Court of the Company’s voluntary bankruptcy petition filing and stay of proceedings. SAE filed a proof of claim in the Bankruptcy Court. On September 28, 2017, the Company filed a motion in the Bankruptcy Court seeking to estimate SAE’s claim, and the estimation hearing took place on February 15, 2018. On June 12, 2018, the Bankruptcy Court entered an Order estimating SAE’s pre-petition misappropriation claim in the amount of $1.21 million plus interest, its fraud claim at $0 million and declined to estimate SAE’s breach of contract claim, leaving it to be resolved through the bankruptcy claims allowance process. Once the stay of proceedings is lifted, SAE may pursue its liability claims against Avaya in the New Jersey state court action, subject to the estimation Order of the Bankruptcy Court. On June 22, 2018, SAE filed a Notice of Appeal challenging the estimation Order, which was denied by the United States District Court on May 6, 2019. In July 2019, the Company and SAE reached a settlement of the dispute. SAE will receive an allowed unsecured claim and distribution in accordance with the general unsecured claims procedure in the Company's Plan of Reorganization, and Avaya will be dismissed from the state court action.
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
Product Warranties
The Company recognizes a liability for the estimated costs that may be incurred to remedy certain deficiencies of quality or performance of the Company’s products. These product warranties extend over a specified period of time, generally ranging up to two years from the date of sale depending upon the product subject to the warranty. The Company accrues a provision for estimated future warranty costs based upon the historical relationship of warranty claims to sales. The Company periodically reviews the adequacy of its product warranties and adjusts, if necessary, the warranty percentage and accrued warranty reserve, which is included in other current and non-current liabilities in the Condensed Consolidated Balance Sheets, for actual experience. As of June 30, 2019 and September 30, 2018, the amount reserved was $1 million and $2 million, respectively.
Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements
Letters of Credit and Guarantees
The Company provides guarantees, letters of credit and surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company's performance in accordance with contractual or legal obligations. As of June 30, 2019, the maximum potential payment obligation with regards to letters of credit, guarantees and surety bonds was $70 million. The outstanding letters of credit are collateralized by restricted cash of $4 million included in Other assets on the Condensed Consolidated Balance Sheets as of June 30, 2019.
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
Our accompanying unaudited interim Condensed Consolidated Financial Statements as of June 30, 2019 (Successor) and for the three and nine months ended June 30, 2019 (Successor), the three months ended June 30, 2018 (Successor), the period from December 16, 2017 through June 30, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor) have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial statements. In our opinion, the unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, as well as fresh start and reorganization adjustments, necessary to state fairly the financial position, results of operations and cash flows for the periods indicated.
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
As a result of a growing market trend preferring cloud consumption, more customers are exploring subscription and pay-per-use based models, rather than CapEx models, for procuring technology. The shift to subscription and pay-per-use models enables customers to manage costs and efficiencies by paying a subscription or a per minute or per message fee for business communications services rather than purchasing the underlying products and services, infrastructure and personnel, which are owned and managed by the equipment vendor or a cloud and managed services provider. We believe the market trend toward these flexible consumption models will continue as we see an increasing number of opportunities and requests for proposals based on subscription and pay-per-use models. This trend has driven an increase in the proportion of total Company revenues attributable to software and services. In addition, we believe customers are moving away from owned and operated infrastructure, preferring cloud offerings and virtualized server defined networks, which reduce our associated maintenance support opportunities. We continue to evolve into a software and services business and focus our go-to-market efforts by introducing new solutions and innovations, particularly on workflow automation, multi-channel customer engagement and cloud-enabled communications applications. The Company is focused on growing products and services with a recurring revenue stream. Recurring revenue includes products and services that are delivered pursuant to multi-period contracts including revenue recurring from sales of software, maintenance, Cloud, and Avaya private cloud services, which was recently renamed Enterprise Cloud and Managed Services.
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
Financial Results Summary
Our financial results for the period from October 1, 2017 through December 15, 2017 are referred to as those of the "Predecessor" period. Our financial results for the nine months ended June 30, 2019 and the period from December 16, 2017 through June 30, 2018 are referred to as those of the "Successor" period. Our results of operations as reported in our unaudited interim Condensed Consolidated Financial Statements are in accordance with GAAP and therefore reported separately for each of these periods. Although GAAP requires that we report on our results for the period from October 1, 2017 through December 15, 2017 and the period from December 16, 2017 through June 30, 2018 separately, management views and assesses the Company’s operating results for the nine months ended June 30, 2018 by combining the results of the applicable Predecessor and Successor periods because such presentation provides the most meaningful comparison of our results to the current period.
The Company cannot adequately compare the operating results of the period from December 16, 2017 through June 30, 2018 against the current period reported in its Condensed Consolidated Financial Statements without combining it with the period from October 1, 2017 through December 15, 2017 and does not believe that reviewing the results of this period in isolation would be useful in identifying any trends in or reaching any conclusions regarding the Company’s overall operating performance. Management believes that the key performance metrics such as revenue, gross margin and operating income (loss) for the Successor period when combined with the Predecessor period provides more meaningful comparisons to other periods and are useful in identifying current business trends. Accordingly, in addition to presenting our results of operations as reported in our Condensed Consolidated Financial Statements in accordance with GAAP, the table and discussion below also present the combined results for the nine months ended June 30, 2018.
The combined results for the nine months ended June 30, 2018, which we refer to herein as results for the "nine months ended June 30, 2018," represent the sum of the reported amounts for the Predecessor period from October 1, 2017 through December 15, 2017 and the Successor period from December 16, 2017 through June 30, 2018. These combined results are not considered to be prepared in accordance with GAAP and have not been prepared as pro forma results under applicable regulations. The combined operating results may not reflect the actual results we would have achieved absent our emergence from bankruptcy and may not be indicative of future results.
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
At the beginning of fiscal 2019, the Company’s management proactively aligned its internal key performance indicators and its incentive compensation plans to drive performance under ASC 606. Due to these operational changes, the Company’s results for the nine months ended June 30, 2019 on an ASC 605 basis (see Note 3, “Revenue Recognition,” to our unaudited interim Condensed Consolidated Financial Statements) are not directly comparable to the Company’s results for the nine months ended June 30, 2018, which are also on an ASC 605 basis. In addition to the impact on revenue, these operational changes also had a corresponding impact on the Company’s cash flow performance, as revenue recognition now precedes customer billing and cash collection in many cases. The Company anticipates that the differences resulting from these operational changes will normalize as services engagements reach completion milestones in subsequent reporting periods.
The following table displays our consolidated net (loss) income for the periods indicated:

	Successor				Predecessor	Non-GAAP Combined
(In millions)	Three months ended June 30, 2019	Three months ended June 30, 2018	Nine months ended June 30, 2019	Period from December 16, 2017 through June 30, 2018	Period from October 1, 2017 through December 15, 2017	Nine months ended June 30, 2018
REVENUE
Products	$297	$300	$908	$664	$253	$917
Services	420	392	1,256	848	351	1,199
	717	692	2,164	1,512	604	2,116
COSTS
Products:
Costs	109	114	329	257	84	341
Amortization of technology intangible assets	43	44	130	92	3	95
Services	175	182	522	410	155	565
	327	340	981	759	242	1,001
GROSS PROFIT	390	352	1,183	753	362	1,115
OPERATING EXPENSES
Selling, general and administrative	253	281	761	613	264	877
Research and development	49	51	154	110	38	148
Amortization of intangible assets	41	39	122	86	10	96
Impairment charges	659	—	659	—	—	—
Restructuring charges, net	1	30	12	80	14	94
	1,003	401	1,708	889	326	1,215
OPERATING (LOSS) INCOME	(613)	(49)	(525)	(136)	36	(100)
Interest expense	(59)	(56)	(177)	(112)	(14)	(126)
Other income (expense), net	12	37	35	32	(2)	30
Reorganization items, net	—	—	—	—	3,416	3,416
(LOSS) INCOME BEFORE INCOME TAXES	(660)	(68)	(667)	(216)	3,436	3,220
Benefit from (provision for) income taxes	27	(20)	30	235	(459)	(224)
NET (LOSS) INCOME	$(633)	$(88)	$(637)	$19	$2,977	$2,996

The following table displays the impact of the fair value adjustments resulting from the Company's application of fresh start accounting upon emergence from bankruptcy, excluding those related to the amortization of intangible assets, on the Company's operating (loss) income for the periods indicated:

(In millions)	Three months ended June 30, 2019	Three months ended June 30, 2018	Nine months ended June 30, 2019	Period from December 16, 2017 through June 30, 2018
REVENUE
Products	$(1)	$(22)	$(5)	$(52)
Services	(2)	(41)	(13)	(119)
	(3)	(63)	(18)	(171)
COSTS
Products	1	2	4	16
Services	1	4	11	23
	2	6	15	39
GROSS PROFIT	(5)	(69)	(33)	(210)
OPERATING EXPENSES
Selling, general and administrative	(2)	2	—	1
Research and development	1	—	3	—
	(1)	2	3	1
OPERATING (LOSS) INCOME	$(4)	$(71)	$(36)	$(211)
Three Months Ended June 30, 2019 Compared with the Three Months Ended June 30, 2018 Results
Revenue
Revenue for the three months ended June 30, 2019 was $717 million compared to $692 million for the three months ended June 30, 2018. The increase was primarily driven by a lower impact of applying fresh start accounting upon emergence from bankruptcy, which resulted in the recognition of deferred revenue at fair value and lower revenue in subsequent periods and the favorable impact of adopting ASC 606 ($45 million). The increase was partially offset by lower demand for the Company’s unified communications and contact center products; lower professional services revenue mainly driven by the operational changes implemented in the current year to drive performance under ASC 606; a decline in maintenance services revenue due to declines in Products & Solutions revenue in prior periods; and the unfavorable impact of foreign currency exchange rates.
The following table displays revenue and the percentage of revenue to total sales by operating segment for the periods indicated:

			Percentage of Total Revenue			Yr. to Yr. Percentage Change, net of Foreign Currency Impact
(In millions)	Three months ended June 30, 2019	Three months ended June 30, 2018	Three months ended June 30, 2019	Three months ended June 30, 2018	Yr. to Yr. Percentage Change
Products & Solutions	$298	$322	41%	46%	(7)%	(6)%
Services	422	433	59%	63%	(3)%	(1)%
Unallocated amounts	(3)	(63)	—%	(9)%	(1)	(1)
Total revenue	$717	$692	100%	100%	4%	5%

(1)	Not meaningful
Products & Solutions revenue for the three months ended June 30, 2019 was $298 million compared to $322 million for the three months ended June 30, 2018. The decrease was primarily attributable to lower unified communications and contact center revenue and the unfavorable impact of foreign currency exchange rates, partially offset by the favorable impact of adopting ASC 606 ($26 million).
Services revenue for the three months ended June 30, 2019 was $422 million compared to $433 million for the three months ended June 30, 2018. The decrease was primarily due to lower professional services revenue mainly driven by the operational changes implemented in the current year to drive performance under ASC 606; a decline in maintenance services revenue due to declines in Products & Solutions revenue in prior periods; and the unfavorable impact of foreign currency exchange rates, partially offset by the favorable impact of adopting ASC 606 ($19 million).
Unallocated amounts for the three months ended June 30, 2019 and 2018 represent the fair value adjustment to deferred revenue recognized upon emergence from bankruptcy and excluded from segment revenue.
The following table displays revenue and the percentage of revenue to total sales by location for the periods indicated:

			Percentage of Total Revenue			Yr. to Yr. Percentage Change, net of Foreign Currency Impact
(In millions)	Three months ended June 30, 2019	Three months ended June 30, 2018	Three months ended June 30, 2019	Three months ended June 30, 2018	Yr. to Yr. Percentage Change
U.S.	$392	$356	55%	51%	10%	10%
International:
EMEA	183	193	25%	28%	(5)%	(2)%
APAC - Asia Pacific	85	81	12%	12%	5%	7%
Americas International - Canada and Latin America	57	62	8%	9%	(8)%	(4)%
Total International	325	336	45%	49%	(3)%	—%
Total revenue	$717	$692	100%	100%	4%	5%
Revenue in the U.S. for the three months ended June 30, 2019 was $392 million compared to $356 million for the three months ended June 30, 2018. The increase in U.S. revenue was the result of a lower impact of applying fresh start accounting upon emergence from bankruptcy and the favorable impact of adopting ASC 606 ($30 million). The increase was partially offset by lower demand for the Company's unified communications and contact center products and lower maintenance and professional services revenue. Revenue in Europe, Middle East and Africa ("EMEA") for the three months ended June 30, 2019 was $183 million compared to $193 million for the three months ended June 30, 2018. The decrease in EMEA revenue was primarily attributable to lower unified communications products revenue and the unfavorable impact of foreign currency exchange rates, partially offset by the lower impact of fresh start accounting and the favorable impact of adopting ASC 606 ($6 million). Revenue in Asia Pacific ("APAC") for the three months ended June 30, 2019 was $85 million compared to $81 million for the three months ended June 30, 2018. The increase in APAC revenue was primarily attributable to the favorable impact of adopting ASC 606 ($6 million) and a lower impact of applying fresh start accounting upon emergence from bankruptcy, partially offset by lower unified communications revenue and the unfavorable impact of foreign currency exchange rates. Revenue in Americas International for the three months ended June 30, 2019 was $57 million compared to $62 million for the three months ended June 30, 2018. The decrease in Americas International revenue was primarily attributable to lower demand for the Company's unified communications and contact center products; lower professional services revenue; and the unfavorable impact of foreign currency exchange rates, partially offset by a lower impact of applying fresh start accounting upon emergence from bankruptcy and the favorable impact of adopting ASC 606 ($3 million).
We sell our products and solutions both directly to end users and through an indirect sales channel. The following table provides a comparison of direct and indirect Products & Solutions revenue for the periods indicated:

			Percentage of Total Products & Solutions Revenue			Yr. to Yr. Percentage Change, net of Foreign Currency Impact
(In millions)	Three months ended June 30, 2019	Three months ended June 30, 2018	Three months ended June 30, 2019	Three months ended June 30, 2018	Yr. to Yr. Percentage Change
Direct	$91	$88	31%	27%	3%	5%
Indirect	207	234	69%	73%	(12)%	(11)%
Total Products & Solutions revenue	$298	$322	100%	100%	(7)%	(6)%

Gross Profit
The following table sets forth gross profit and gross margin by operating segment for the periods indicated:

			Gross Margin		Change
(In millions)	Three months ended June 30, 2019	Three months ended June 30, 2018	Three months ended June 30, 2019	Three months ended June 30, 2018	Amount	Percent
Products & Solutions	$189	$210	63.4%	65.2%	$(21)	(10)%
Services	249	257	59.0%	59.4%	(8)	(3)%
Unallocated amounts	(48)	(115)	(1)	(1)	67	(1)
Total	$390	$352	54.4%	50.9%	$38	11%

(1)	Not meaningful
Gross profit for the three months ended June 30, 2019 was $390 million compared to $352 million for the three months ended June 30, 2018. The increase was primarily driven by the increase in revenue described above, partially offset by the unfavorable impact of costs recognized on an accelerated basis under ASC 606 ($11 million).
Products & Solutions gross profit for the three months ended June 30, 2019 was $189 million compared to $210 million for the three months ended June 30, 2018. The decrease was mainly attributable to the decline in revenue described above. Products & Solutions gross margin decreased from 65.2% to 63.4% in the three months ended June 30, 2019 mainly driven by unfavorable product mix.
Services gross profit for the three months ended June 30, 2019 was $249 million compared to $257 million for the three months ended June 30, 2018. Services gross margin decreased from 59.4% to 59.0% in the three months ended June 30, 2019.
Unallocated amounts for the three months ended June 30, 2019 and 2018 include the fair value adjustments recognized upon emergence from bankruptcy and excluded from segment gross profit; the effect of the amortization of technology intangibles; and costs that are not core to the measurement of segment performance, but rather are controlled at the corporate level.
Operating Expenses
The following table sets forth operating expenses and the percentage of operating expenses to total revenue for the periods indicated:

			Percentage of Total Revenue		Change
(In millions)	Three months ended June 30, 2019	Three months ended June 30, 2018	Three months ended June 30, 2019	Three months ended June 30, 2018	Amount	Percent
Selling, general and administrative	$253	$281	35.3%	40.6%	$(28)	(10)%
Research and development	49	51	6.8%	7.4%	(2)	(4)%
Amortization of intangible assets	41	39	5.7%	5.6%	2	5%
Impairment charges	659	—	91.9%	—%	659	n/a
Restructuring charges, net	1	30	0.2%	4.3%	(29)	(97)%
Total operating expenses	$1,003	$401	139.9%	57.9%	$602	150%
Selling, general and administrative expenses for the three months ended June 30, 2019 were $253 million compared to $281 million for the three months ended June 30, 2018. The decrease was primarily attributable to lower sales commissions and accrued incentive compensation due to the Company's revenue performance; the favorable impact of foreign currency exchange rates; a lower impact of applying fresh start accounting; and lower acquisition-related costs due to the Spoken acquisition in the prior year. The impact of applying fresh start accounting resulted in additional depreciation expense in the prior year period as property, plant and equipment was recorded at fair value, resulting in higher asset values; and lower sales commissions expense in the prior year period due to the recognition of deferred revenue at fair value, which resulted in lower revenue and sales commission expense in subsequent periods.
Research and development expenses for the three months ended June 30, 2019 were $49 million compared to $51 million for the three months ended June 30, 2018. The decrease was primarily attributable to the favorable impact of foreign currency exchange rates.
Amortization of intangible assets for the three months ended June 30, 2019 was $41 million compared to $39 million for the three months ended June 30, 2018.

Impairment charges for the three months ended June 30, 2019 were $659 million. During the three months ended June 30, 2019, the Company performed an interim impairment test of its goodwill and indefinite-lived intangible assets due to a sustained decrease in the Company’s stock price and lower than planned financial results which led to revisions to the Company's long-term forecast during the third quarter of fiscal 2019. The results of the Company’s interim goodwill impairment test as of June 30, 2019 indicated that the estimated fair values of the Company’s Unified Communications (“UC”), Global Support Services (“GSS”), Avaya Professional Services (“APS”) and Enterprise Cloud and Managed Solutions (“ECMS”) reporting units were greater than their carrying amounts, however, the carrying amount of the Company’s Contact Center (“CC”) reporting unit within the Products & Solutions segment exceeded its estimated fair value primarily due to a reduction in the Company's long-term forecast. As a result, the Company recorded a goodwill impairment charge of $657 million, representing the amount by which the carrying amount of the CC reporting unit exceeded its fair value. As of June 30, 2019, the remaining carrying amount of goodwill for the CC reporting unit was $197 million. As of June 30, 2019, the fair value of the UC, APS and ECMS reporting units exceeded their carrying amounts by more than 10%, however, the GSS reporting unit had an excess fair value over its carrying value of 7%. The goodwill assigned to GSS is $1,446 million. An increase in the GSS discount rate of 65 basis points or a decrease in the GSS long-term growth rate of 95 basis points used in the interim goodwill impairment test as of June 30, 2019 would result in an estimated fair value below its carrying value. The results of the indefinite-lived intangible asset impairment test indicated that no impairment existed. During the three months ended June 30, 2019, the Company also elected to abandon an in-process research and development project acquired with Spoken since it no longer aligned with the Company’s technology roadmap. As a result, the Company recorded an impairment charge of $2 million to write down the full carrying amount of the acquired in-process research and development project. No impairment charges were recorded during the three months ended June 30, 2018. To the extent that business conditions deteriorate further or if changes in key assumptions and estimates differ significantly from management’s expectations, it may be necessary to record additional impairment charges in the future.
Restructuring charges, net, for the three months ended June 30, 2019 were $1 million compared to $30 million for the three months ended June 30, 2018. Restructuring charges during the three months ended June 30, 2018 included employee separation costs of $29 million primarily associated with employee severance actions in the EMEA and the U.S.
Operating Loss
Operating loss for the three months ended June 30, 2019 was $613 million compared to $49 million for the three months ended June 30, 2018. Our operating results for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 reflect, among other things:

•	higher revenue and gross profit for the three months ended June 30, 2019, as described above;

•	impairment charges of $659 million for the three months ended June 30, 2019;

•	lower restructuring charges for the three months ended June 30, 2019;

•	lower accrued incentive compensation and sales commissions in the current year; and

•	the favorable impact of adopting ASC 606 on October 1, 2018.
Interest Expense
Interest expense for the three months ended June 30, 2019 was $59 million compared to $56 million for the three months ended June 30, 2018. The increase was due to interest expense associated with the Convertible Notes issued in June 2018.
Other Income, Net
Other income, net for the three months ended June 30, 2019 was $12 million compared to $37 million for the three months ended June 30, 2018. Other income, net for the three months ended June 30, 2019 consisted of a change in fair value of the warrants issued in accordance with the Plan of Reorganization to certain holders of the Predecessor second lien obligations ("Emergence Date Warrants") of $7 million; interest income of $4 million; other pension and post-retirement benefit credits of $1 million; and other, net of $1 million, partially offset by net foreign currency losses of $1 million. Other income, net for the three months ended June 30, 2018 included net foreign currency gains of $25 million, principally due to the strengthening of the U.S. dollar compared to certain foreign exchange rates on U.S. dollar denominated receivables maintained in non-U.S. locations, mainly Argentina, India and Mexico; a change in fair value of the Emergence Date Warrants of $6 million; other pension and post-retirement benefit credits of $4 million; income from a transition services agreement entered into in connection with the sale of the Networking business to Extreme (the "TSA") of $1 million; and interest income of $1 million.
Benefit from (Provision for) Income Taxes
The benefit from income taxes was $27 million for the three months ended June 30, 2019 compared with a provision for income taxes of $20 million for the three months ended June 30, 2018.

The Company's effective income tax rate for the three months ended June 30, 2019 differed from the U.S. federal tax rate primarily due to: (1) income and losses taxed at different foreign tax rates, (2) losses generated within certain foreign jurisdictions for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) non-U.S. withholding taxes on foreign earnings, (4) current period changes to unrecognized tax positions, (5) U.S. state and local income taxes, (6) the impact of the Tax Cuts and Jobs Act ("the Act"), (7) the goodwill impairment charges recorded in the current year period, (8) current period elections taken in submitted tax filings, and (9) foreign tax credits.
The Company's effective income tax rate for the three months ended June 30, 2018 differed from the U.S. federal tax rate primarily due to: (1) income and losses taxed at different foreign tax rates, (2) losses generated within certain foreign jurisdictions for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) non-U.S. withholding taxes on foreign earnings, (4) current period changes to unrecognized tax positions, (5) U.S. state and local income taxes, (6) the impact of the Act, and (7) foreign tax credits.
Net Loss
Net loss was $633 million for the three months ended June 30, 2019 compared to $88 million for the three months ended June 30, 2018, as a result of the items discussed above.
Nine Months Ended June 30, 2019 Compared with the Nine Months Ended June 30, 2018 Combined Results
Revenue
Revenue for the nine months ended June 30, 2019 was $2,164 million compared to $2,116 million for the nine months ended June 30, 2018. The increase was primarily driven by a lower impact of applying fresh start accounting upon emergence from bankruptcy, which resulted in the recognition of deferred revenue at fair value and lower revenue in subsequent periods and the favorable impact of adopting ASC 606 ($131 million). The increase was partially offset by lower demand for the Company’s unified communications and contact center products; lower professional services revenue mainly driven by the operational changes implemented in the current year to drive performance under ASC 606; a decline in maintenance services revenue due to declines in Products & Solutions revenue in prior periods; and the unfavorable impact of foreign currency exchange rates.
The following table displays revenue and the percentage of revenue to total sales by operating segment for the periods indicated:

					Percentage of Total Revenue
	Successor		Predecessor	Non-GAAP Combined	Successor	Non-GAAP Combined		Yr. to Yr. Percentage Change, net of Foreign Currency Impact
(In millions)	Nine months ended June 30, 2019	Period from December 16, 2017 through June 30, 2018	Period from October 1, 2017 through December 15, 2017	Nine months ended June 30, 2018	Nine months ended June 30, 2019	Nine months ended June 30, 2018	Yr. to Yr. Percentage Change
Products & Solutions	$913	$716	$253	$969	42%	46%	(6)%	(5)%
Services	1,269	967	351	1,318	59%	62%	(4)%	(2)%
Unallocated amounts	(18)	(171)	—	(171)	(1)%	(8)%	(1)	(1)
Total revenue	$2,164	$1,512	$604	$2,116	100%	100%	2%	4%

(1)	Not meaningful
Products & Solutions revenue for the nine months ended June 30, 2019 was $913 million compared to $969 million for the nine months ended June 30, 2018. The decrease was primarily attributable to lower unified communications and contact center revenue and the unfavorable impact of foreign currency exchange rates, partially offset by the favorable impact of adopting ASC 606 ($71 million).
Services revenue for the nine months ended June 30, 2019 was $1,269 million compared to $1,318 million for the nine months ended June 30, 2018. The decrease was primarily due to lower professional services revenue mainly driven by the operational changes implemented in the current year to drive performance under ASC 606; a decline in maintenance services revenue due to declines in Products & Solutions revenue in prior periods; and the unfavorable impact of foreign currency exchange rates, partially offset by the favorable impact of adopting ASC 606 ($60 million).
Unallocated amounts for the nine months ended June 30, 2019 and 2018 represent the fair value adjustment to deferred revenue recognized upon emergence from bankruptcy and excluded from segment revenue.

The following table displays revenue and the percentage of revenue to total sales by location for the periods indicated:

					Percentage of Total Revenue
	Successor		Predecessor	Non-GAAP Combined	Successor	Non-GAAP Combined		Yr. to Yr. Percentage Change, net of Foreign Currency Impact
(In millions)	Nine months ended June 30, 2019	Period from December 16, 2017 through June 30, 2018	Period from October 1, 2017 through December 15, 2017	Nine months ended June 30, 2018	Nine months ended June 30, 2019	Nine months ended June 30, 2018	Yr. to Yr. Percentage Change
U.S.	$1,161	$791	$331	$1,122	54%	53%	3%	3%
International:
Europe, Middle East and Africa	570	407	166	573	26%	27%	(1)%	2%
Asia Pacific	242	178	57	235	11%	11%	3%	6%
Americas International - Canada and Latin America	191	136	50	186	9%	9%	3%	6%
Total International	1,003	721	273	994	46%	47%	1%	4%
Total revenue	$2,164	$1,512	$604	$2,116	100%	100%	2%	4%
Revenue in the U.S. for the nine months ended June 30, 2019 was $1,161 million compared to $1,122 million for the nine months ended June 30, 2018. The increase in U.S. revenue was the result of a lower impact of applying fresh start accounting upon emergence from bankruptcy and the favorable impact of adopting ASC 606 ($72 million). The increase was partially offset by lower demand for the Company's unified communications and contact center products and a decline in professional and maintenance services revenue. Revenue in EMEA for the nine months ended June 30, 2019 was $570 million compared to $573 million for the nine months ended June 30, 2018. The decrease in EMEA revenue was primarily attributable to lower demand for our unified communications products; lower professional services revenue; and the unfavorable impact of foreign currency exchange rates, partially offset by a lower impact of fresh start accounting and the favorable impact of adopting ASC 606 ($20 million). Revenue in APAC for the nine months ended June 30, 2019 was $242 million compared to $235 million for the nine months ended June 30, 2018. The increase in APAC revenue was primarily attributable to the favorable impact of adopting ASC 606 ($16 million); a lower impact of fresh start accounting; and higher maintenance services revenue, partially offset by lower demand for our unified communications and contact center products; lower professional services revenue; and the unfavorable impact of foreign currency exchange rates. Revenue in Americas International for the nine months ended June 30, 2019 was $191 million compared to $186 million for the nine months ended June 30, 2018. The increase in Americas International revenue was primarily attributable to the favorable impact of adopting ASC 606 ($23 million) and a lower impact of fresh start accounting, partially offset by lower professional services revenue; lower demand for our contact center and unified communications products; and the unfavorable impact of foreign currency exchange rates.
We sell our products and solutions both directly to end users and through an indirect sales channel. The following table provides a comparison of direct and indirect Products & Solutions revenue for the periods indicated:

					Percentage of Total Products & Solutions Revenue
	Successor		Predecessor	Non-GAAP Combined	Successor	Non-GAAP Combined		Yr. to Yr. Percentage Change, net of Foreign Currency Impact
(In millions)	Nine months ended June 30, 2019	Period from December 16, 2017 through June 30, 2018	Period from October 1, 2017 through December 15, 2017	Nine months ended June 30, 2018	Nine months ended June 30, 2019	Nine months ended June 30, 2018	Yr. to Yr. Percentage Change
Direct	$277	$204	$80	$284	30%	29%	(2)%	(2)%
Indirect	636	512	173	685	70%	71%	(7)%	(6)%
Total Products & Solutions revenue	$913	$716	$253	$969	100%	100%	(6)%	(5)%

Gross Profit
The following table sets forth gross profit and gross margin by operating segment for the periods indicated:

					Gross Margin
	Successor		Predecessor	Non-GAAP Combined	Successor	Non-GAAP Combined	Change
(In millions)	Nine months ended June 30, 2019	Period from December 16, 2017 through June 30, 2018	Period from October 1, 2017 through December 15, 2017	Nine months ended June 30, 2018	Nine months ended June 30, 2019	Nine months ended June 30, 2018	Amount	Percent
Products & Solutions	$587	$473	$169	$642	64.3%	66.3%	$(55)	(9)%
Services	759	582	196	778	59.8%	59.0%	(19)	(2)%
Unallocated amounts	(163)	(302)	(3)	(305)	(1)	(1)	142	(1)
Total	$1,183	$753	$362	$1,115	54.7%	52.7%	$68	6%

(1)	Not meaningful
Gross profit for the nine months ended June 30, 2019 was $1,183 million compared to $1,115 million for the nine months ended June 30, 2018. The increase was primarily driven by the increase in revenue described above, partially offset by amortization of technology intangibles with higher asset values due to the application of fresh start accounting upon emergence from bankruptcy and the unfavorable impact of costs recognized on an accelerated basis under ASC 606 ($33 million).
Products & Solutions gross profit for the nine months ended June 30, 2019 was $587 million compared to $642 million for the nine months ended June 30, 2018. The decrease was mainly attributable to the decline in revenue described above. Products & Solutions gross margin decreased from 66.3% to 64.3% in the nine months ended June 30, 2019 mainly driven by unfavorable product mix.
Services gross profit for the nine months ended June 30, 2019 was $759 million compared to $778 million for the nine months ended June 30, 2018. The decrease was mainly due to the decline in revenue described above. Services gross margin increased from 59.0% to 59.8% in the nine months ended June 30, 2019 mainly driven by cost savings related to the Company's restructuring programs.
Unallocated amounts for the nine months ended June 30, 2019 and 2018 include the fair value adjustments recognized upon emergence from bankruptcy and excluded from segment gross profit; the effect of the amortization of technology intangibles; and costs that are not core to the measurement of segment performance, but rather are controlled at the corporate level.
Operating Expenses
The following table sets forth operating expenses and the percentage of operating expenses to total revenue for the periods indicated:

					Percentage of Total Revenue
	Successor		Predecessor	Non-GAAP Combined	Successor	Non-GAAP Combined	Change
(In millions)	Nine months ended June 30, 2019	Period from December 16, 2017 through June 30, 2018	Period from October 1, 2017 through December 15, 2017	Nine months ended June 30, 2018	Nine months ended June 30, 2019	Nine months ended June 30, 2018	Amount	Percent
Selling, general and administrative	$761	$613	$264	$877	35.1%	41.4%	$(116)	(13)%
Research and development	154	110	38	148	7.1%	7.0%	6	4%
Amortization of intangible assets	122	86	10	96	5.6%	4.5%	26	27%
Impairment charges	659	—	—	—	30.5%	—%	659	n/a
Restructuring charges, net	12	80	14	94	0.6%	4.5%	(82)	(87)%
Total operating expenses	$1,708	$889	$326	$1,215	78.9%	57.4%	$493	41%
Selling, general and administrative expenses for the nine months ended June 30, 2019 were $761 million compared to $877 million for the nine months ended June 30, 2018. The decrease was primarily attributable to costs incurred in the prior year in connection with certain legal matters and advisory fees to assist in the assessment of strategic and financial alternatives to improve the Company's capital structure; lower accrued incentive compensation and sales commissions due to the Company's revenue performance; the favorable impact of foreign currency exchange rates; and the favorable impact of capitalizing sales commissions in the current year due to the adoption of ASC 606 ($3 million). The decrease was partially offset by an increase in non-cash share-based compensation due to a longer amortization period for Successor Company stock awards included in the current year. Share-based compensation expense related to cancelled Predecessor Company stock awards was recorded within Reorganization items, net during the period from October 1, 2017 through December 15, 2017 (Predecessor).
Research and development expenses for the nine months ended June 30, 2019 were $154 million compared to $148 million for the nine months ended June 30, 2018. The increase was primarily attributable to investments in new product development and incremental expenses associated with the Spoken acquisition, partially offset by the favorable impact of foreign currency exchange rates.
Amortization of intangible assets for the nine months ended June 30, 2019 was $122 million compared to $96 million for the nine months ended June 30, 2018. The carrying value of intangible assets was adjusted upon the application of fresh start accounting, which resulted in higher asset values and an increase in amortization during the current year period.
Impairment charges for the nine months ended June 30, 2019 were $659 million. During the nine months ended June 30, 2019, the Company performed an interim impairment test of its goodwill and indefinite-lived intangible assets due to a sustained decrease in the Company’s stock price and lower than planned financial results which led to revisions to the Company's long-term forecast during the third quarter of fiscal 2019. The results of the Company’s interim goodwill impairment test as of June 30, 2019 indicated that the estimated fair values of the Company’s Unified Communications (“UC”), Global Support Services (“GSS”), Avaya Professional Services (“APS”) and Enterprise Cloud and Managed Solutions (“ECMS”) reporting units were greater than their carrying amounts, however, the carrying amount of the Company’s Contact Center (“CC”) reporting unit within the Products & Solutions segment exceeded its estimated fair value primarily due to a reduction in the Company's long-term forecast. As a result, the Company recorded a goodwill impairment charge of $657 million, representing the amount by which the carrying amount of the CC reporting unit exceeded its fair value. As of June 30, 2019, the remaining carrying amount of goodwill for the CC reporting unit was $197 million. As of June 30, 2019, the fair value of the UC, APS and ECMS reporting units exceeded their carrying amounts by more than 10%, however, the GSS reporting unit had an excess fair value over its carrying value of 7%. The goodwill assigned to GSS is $1,446 million. An increase in the GSS discount rate of 65 basis points or a decrease in the GSS long-term growth rate of 95 basis points used in the interim goodwill impairment test as of June 30, 2019 would result in an estimated fair value below its carrying value. The results of the indefinite-lived intangible asset impairment test indicated that no impairment existed. During the nine months ended June 30, 2019, the Company also elected to abandon an in-process research and development project acquired with Spoken since it no longer aligned with the Company’s technology roadmap. As a result, the Company recorded an impairment charge of $2 million to write down the full carrying amount of the acquired in-process research and development project. No impairment charges were recorded during the nine months ended June 30, 2018. To the extent that business conditions deteriorate further or if changes in key assumptions and estimates differ significantly from management’s expectations, it may be necessary to record additional impairment charges in the future.
Restructuring charges, net, for the nine months ended June 30, 2019 were $12 million compared to $94 million for the nine months ended June 30, 2018. Restructuring charges during the nine months ended June 30, 2019 consisted of employee separation costs of $10 million primarily associated with employee severance actions in the U.S., EMEA and Canada and lease obligations of $2 million primarily in the U.S. Restructuring charges during the nine months ended June 30, 2018 included employee separation costs of $82 million primarily associated with employee severance actions in the EMEA and the U.S. and lease obligations of $12 million, primarily in the U.S. and EMEA.
Operating Loss
Operating loss for the nine months ended June 30, 2019 was $525 million compared to $100 million for the nine months ended June 30, 2018. Our operating results for the nine months ended June 30, 2019 as compared to the nine months ended June 30, 2018 reflect, among other things:

•	higher revenue and gross profit for the nine months ended June 30, 2019, as described above;

•	impairment charges of $659 million for the nine months ended June 30, 2019;

•	costs incurred in connection with certain legal matters of $37 million for the nine months ended June 30, 2018;

•	lower restructuring charges for the nine months ended June 30, 2019;

•	lower advisory fees incurred to assist in the assessment of strategic and financial alternatives to improve the Company’s capital structure during the nine months ended June 30, 2019 of $15 million;

•	higher amortization of intangible assets due to the application of fresh start accounting upon emergence from bankruptcy;

•	the favorable impact of adopting ASC 606 on October 1, 2018; and

•	lower accrued incentive compensation and sales commissions in the current year.
Interest Expense
Interest expense for the nine months ended June 30, 2019 was $177 million compared to $126 million for the nine months ended June 30, 2018. For the period from October 1, 2017 through December 15, 2017, contractual interest expense of $94 million was not recorded, as it was not an allowed claim under the Company's bankruptcy filing. The decline in interest expense, when including the contractual interest expense of $94 million not recorded in the prior year period, was driven by lower average debt balances outstanding in the current year period as a result of the Company’s Plan of Reorganization upon emergence from bankruptcy.
Other Income, Net
Other income, net for the nine months ended June 30, 2019 was $35 million as compared to $30 million for the nine months ended June 30, 2018. Other income, net for the nine months ended June 30, 2019 consisted of a change in fair value of the Emergence Date Warrants of $28 million; interest income of $11 million; and other pension and post-retirement benefit costs of $5 million, partially offset by net foreign currency losses of $8 million and other, net of $1 million. Other income, net for the nine months ended June 30, 2018 included net foreign currency gains of $24 million, principally due to the strengthening of the U.S. dollar compared to certain foreign exchange rates on U.S. dollar denominated receivables maintained in non-U.S. locations, mainly Argentina, India and Mexico; income from the TSA of $8 million; interest income of $4 million; other, net of $2 million; and other pension and post-retirement benefit credits, net of $1 million, partially offset by a change in fair value of the Emergence Date Warrants of $9 million.
Reorganization Items, Net
Reorganization items, net for the nine months ended June 30, 2018 were $3,416 million and primarily consists of the net gain from the consummation of the Plan of Reorganization and the related settlement of liabilities. Reorganization items, net also represent amounts incurred subsequent to the Bankruptcy Filing as a direct result of the Bankruptcy Filing and are comprised of professional service fees and contract rejection fees.
Benefit from (Provision for) Income Taxes
The benefit from income taxes was $30 million for the nine months ended June 30, 2019 compared with a provision of $224 million for the nine months ended June 30, 2018.
The Company's effective income tax rate for the nine months ended June 30, 2019 differed from the U.S. federal tax rate primarily due to: (1) income and losses taxed at different foreign tax rates, (2) losses generated within certain foreign jurisdictions for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) non-U.S. withholding taxes on foreign earnings, (4) current period changes to unrecognized tax positions, (5) U.S. state and local income taxes, (6) the impact of the Act, (7) the goodwill impairment charges recorded in the current year period, (8) current period elections taken in submitted tax filings, and (9) foreign tax credits.
The Company's effective income tax rate for the period from December 16, 2017 through June 30, 2018 (Successor) differed from the U.S. federal tax rate primarily due to: (1) income and losses taxed at different foreign tax rates, (2) losses generated within certain foreign jurisdictions for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) non-U.S. withholding taxes on foreign earnings, (4) current period changes to unrecognized tax positions, (5) U.S. state and local income taxes, (6) an increase in estimated current year tax loss, which is eliminated as part of the attribute reduction related to the cancellation of indebtedness income ("CODI"), and (7) the impact of the Act, which only affects the period from December 16, 2017 through June 30, 2018 (Successor).
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
Net (Loss) Income
Net loss was $637 million for the nine months ended June 30, 2019 compared to net income of $2,996 million for the nine months ended June 30, 2018, as a result of the items discussed above.
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
Cash Flow Activity
The following table provides a summary of the statements of cash flows for the periods indicated:

	Successor		Predecessor	Non-GAAP Combined
(In millions)	Nine months ended June 30, 2019	Period from December 16, 2017 through June 30, 2018	Period from October 1, 2017 through December 15, 2017	Nine months ended June 30, 2018
Net cash provided by (used for):
Operating activities	$175	$177	$(414)	$(237)
Investing activities	(95)	(192)	(13)	(205)
Financing activities	(51)	284	(102)	182
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1	(5)	(2)	(7)
Net increase (decrease) in cash, cash equivalents, and restricted cash	30	264	(531)	(267)
Cash, cash equivalents, and restricted cash at beginning of period	704	435	966	966
Cash, cash equivalents, and restricted cash at end of period	$734	$699	$435	$699
Operating Activities
Cash provided by operating activities for the nine months ended June 30, 2019 was $175 million, compared to cash used for operating activities of $237 million for the nine months ended June 30, 2018. The change between the nine months ended June 30, 2019 and 2018 was primarily due to payments made during the nine months ended June 30, 2018 related to the Company's reorganization and emergence from bankruptcy, which included payments to the Pension Benefit Guaranty Corporation ($340 million), general unsecured creditor claims ($58 million) and the Avaya Pension Plan trust ($49 million); the timing of vendor and customer payments; lower restructuring payments; and lower advisory fees to assist in the assessment of strategic and financial alternatives to improve the Company's capital structure. These lower payments were partially offset by higher interest due to the cessation of such payments in January 2017 during the bankruptcy process; lower cash earnings; higher income tax payments; and increases in inventory.
Investing Activities
Cash used for investing activities for the nine months ended June 30, 2019 and 2018 was $95 million and $205 million, respectively. The decrease was primarily due to cash paid for the Spoken acquisition of $157 million in the prior year period, partially offset by higher capital expenditures for IT-related projects and the Company's investment in a unified communications as a service (“UCaaS”) provider catering to public sector security requirements.
Financing Activities
Cash used for financing activities for the nine months ended June 30, 2019 was $51 million, compared to cash provided by financing activities of $182 million for the nine months ended June 30, 2018.
Cash used for financing activities for the nine months ended June 30, 2019 included:

•	scheduled debt repayments under the Term Loan Credit Agreement of $22 million;

•	repayments in connection with financing the use of equipment for the performance of services under our agreement with HP Enterprise Services, LLC ("HP") of $10 million;

•	payment of contingent consideration related to the Spoken acquisition of $9 million; and

•	other financing activities, net of $10 million.
Cash provided by financing activities for the nine months ended June 30, 2018 included:

•	proceeds of $2,896 million from the Term Loan Credit Agreement entered into on the Emergence Date;

•	proceeds of $350 million from the issuance of 2.25% Convertible Notes; and

•	proceeds from the issuance of call spread warrants (the "Call Spread Warrants") of $58 million;

•
partially offset by repayment of the Company's Term Loan Credit Agreement of $2,918 million as part of its refinancing in the prior year, net of proceeds received under the refinancing of $2,911 million;

•	repayments to the Predecessor Company first lien debt holders of $2,061 million;

•	repayment of the Predecessor Company debtor-in-possession credit agreement of $725 million;

•	adequate protection payments related to the bankruptcy of $111 million;

•	payment of debt issuance costs of $107 million;

•	the purchase of a bond hedge of $84 million;

•	scheduled debt repayments under the Term Loan Credit Agreement of $15 million;

•	repayments in connection with financing the use of equipment for the performance of services under our agreement with HP of $11 million; and

•	other financing activities, net of $1 million.
As of June 30, 2019, the Company was not in default under any of its debt agreements.
Future Cash Requirements
Our primary future cash requirements will be to fund debt service, restructuring payments, capital expenditures and benefit obligations. In addition, we may use cash in the future to make strategic acquisitions.
Specifically, we expect our primary cash requirements for the remainder of fiscal 2019 to be as follows:

•
Debt service—We expect to make payments of approximately $53 million during the remainder of fiscal 2019 in principal and interest associated with the Term Loan Credit Agreement, and interest and fees associated with our ABL Credit Agreement and 2.25% Convertible Notes due 2023. In the ordinary course of business, we may from time to time borrow and repay amounts under our ABL Credit Agreement.

•
Restructuring payments—We expect to make payments of approximately $15 million to $20 million during the remainder of fiscal 2019 for employee separation costs and lease termination obligations associated with restructuring actions we have taken through June 30, 2019. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally.

•	Capital expenditures—We expect to spend approximately $35 million for capital expenditures and capitalized software development costs during the remainder of fiscal 2019.

•
Benefit obligations—We estimate we will make payments under our pension and post-retirement benefit obligations totaling $14 million during the remainder of fiscal 2019. These payments include $5 million to satisfy the minimum statutory funding requirements of our U.S. qualified pension plans; $6 million for our non-U.S. benefit plans, which are predominantly not pre-funded; and $3 million for represented retiree post-retirement benefits. See discussion in Note 12, "Benefit Obligations," to our unaudited interim Condensed Consolidated Financial Statements for further details.

In addition to the matters identified above, in the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations and proceedings, including but not limited to those identified in Note 19, "Commitments and Contingencies," to our unaudited interim Condensed Consolidated Financial Statements, relating to intellectual property, commercial, employment, environmental and regulatory matters, which may require us to make cash payments. These and other legal matters could have a material adverse effect on the manner in which the Company does business and the Company's financial position, results of operations, cash flows and liquidity. During the nine months ended June 30, 2019 (Successor) and the period from December 16, 2017 through June 30, 2018 (Successor), there were no costs incurred in connection with the resolution of certain legal matters other than those incurred in the ordinary course of business. During the period from October 1, 2017 through December 15, 2017 (Predecessor), costs incurred in connection with the resolution of certain legal matters were $37 million.
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

As of June 30, 2019 and September 30, 2018, our cash and cash equivalent balances held outside the U.S. were $143 million and $169 million, respectively. As of June 30, 2019, cash and cash equivalents held outside the U.S. in excess of in-country needs and, which could not be distributed to the U.S. without restriction, were not material.
Under the terms of the ABL Credit Agreement, the Company can issue letters of credit up to $150 million. At June 30, 2019, the Company had issued and outstanding letters of credit and guarantees of $45 million under the ABL Credit Agreement and had no other borrowings outstanding under the ABL. The aggregate additional principal amount that may be borrowed under the ABL Credit Agreement, based on the borrowing base less $45 million of outstanding letters of credit and guarantees, was $139 million at June 30, 2019.
We believe that our existing cash and cash equivalents of $729 million as of June 30, 2019, future cash provided by operating activities and borrowings available under the ABL Credit Agreement will be sufficient to meet our future cash requirements for at least the next twelve months. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
Off-Balance Sheet Arrangements
See discussion in Note 19, "Commitments and Contingencies," to our unaudited interim Condensed Consolidated Financial Statements for further details.
Debt Ratings
As of June 30, 2019, the Company's debt ratings were as follows:

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
Critical Accounting Policies and Estimates
Management has reassessed the critical accounting policies as disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 21, 2018 and determined that there were no significant changes to our critical accounting policies for the nine months ended June 30, 2019, except for recently adopted accounting policy changes as discussed in Note 2 to our unaudited interim Condensed Consolidated Financial Statements.
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
The unaudited reconciliation of net (loss) income, which is a GAAP measure, to EBITDA and Adjusted EBITDA, which are non-GAAP measures, is presented below for the periods indicated:

		Successor				Predecessor
(In millions)		Three months ended June 30, 2019	Three months ended June 30, 2018	Nine months ended June 30, 2019	Period from December 16, 2017 through June 30, 2018	Period from October 1, 2017 through December 15, 2017
Net (loss) income		$(633)	$(88)	$(637)	$19	$2,977
Interest expense	(a)	59	56	177	112	14
Interest income		(4)	(1)	(11)	(2)	(2)
(Benefit from) provision for income taxes		(27)	20	(30)	(235)	459
Depreciation and amortization		110	119	335	264	31
EBITDA		(495)	106	(166)	158	3,479
Impact of fresh start accounting adjustments	(b)	(2)	54	7	167	—
Restructuring charges, net		1	30	12	80	14
Advisory fees	(c)	1	3	3	15	3
Acquisition-related costs		1	4	8	11	—
Reorganization items, net		—	—	—	—	(3,416)
Non-cash share-based compensation		8	7	19	13	—
Impairment charges		659	—	659	—	—
Loss on sale/disposal of long-lived assets, net		—	2	—	4	1
Resolution of certain legal matters	(d)	—	—	—	—	37
Change in fair value of Emergence Date Warrants		(7)	(6)	(28)	9	—
Loss (gain) on foreign currency transactions		1	(25)	8	(24)	—
Pension/OPEB/nonretirement postemployment benefits and long-term disability costs	(e)	—	—	—	—	17
Adjusted EBITDA		$167	$175	$522	$433	$135

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q, including statements containing words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "target," "model," "can," "could," "may," "should," "will," "would" or similar words or the negative thereof, constitute "forward-looking statements." These forward-looking statements, which are based on our current plans, expectations, estimates and projections about future events, should not be unduly relied upon. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements to materially differ from any future results, performance and achievements expressed or implied by such forward-looking statements. We caution you therefore against relying on any of these forward-looking statements.
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
Interest Rate Risk
The Company has exposure to changing interest rates primarily under the Term Loan Credit Agreement and ABL Credit Agreement, each of which bears interest at variable rates based on LIBOR. The Company had $2,881 million of variable rate loans outstanding as of June 30, 2019.
On May 16, 2018, the Company entered into interest rate swap agreements with six counterparties, which fixed a portion of the variable interest due under its Term Loan Credit Agreement (the "Swap Agreements"). Under the terms of the Swap Agreements, which mature on December 15, 2022, the Company pays a fixed rate of 2.935% and receives a variable rate of interest based on one-month LIBOR. As of June 30, 2019, the total notional amount of the six Swap Agreements was $1,800 million.
It is management’s intention that the notional amount of the Swap Agreements be less than the variable rate loans outstanding during the life of the derivatives. For the three months ended June 30, 2019 and 2018, the Company recognized a loss on its hedge contracts of $2 million which is reflected in Interest expense in the Condensed Consolidated Statements of Operations. For the nine months ended June 30, 2019 and the period from December 16, 2017 through June 30, 2018, the Company recognized a loss on its hedge contracts of $7 million and $2 million respectively, which is also reflected in Interest expense. At June 30, 2019, the fair value of the outstanding Swap Agreements was a deferred loss of $74 million. Based on the payment dates of the contracts, $19 million and $56 million, including accrued interest, was recorded in Other current liabilities and Other liabilities in the Condensed Consolidated Balance Sheets, respectively. On an annual basis, a hypothetical one percent change in interest rates for the $1,081 million of unhedged variable rate debt as of June 30, 2019 would affect interest expense by approximately $11 million.
Foreign Currency Risk
Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of our non-U.S. ("foreign") operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are Euros, Canadian Dollars, British Pound Sterling, Chinese Renminbi, Indian Rupee, Australian Dollars and Brazilian Real.
Non-U.S. denominated revenue was $156 million and $475 million for the three and nine months ended June 30, 2019, respectively. We estimate a 10% change in the value of the U.S. dollar relative to all foreign currencies would affect our revenue for the three and nine months ended June 30, 2019 by $16 million and $48 million, respectively.
The Company, from time-to-time, utilizes foreign currency forward contracts primarily to hedge fluctuations associated with certain monetary assets and liabilities including receivables, payables and certain intercompany obligations. These foreign currency forward contracts are not designated for hedge accounting treatment. As a result, changes in the fair value of these contracts are recorded as a component of Other income (expense), net to offset the change in the value of the underlying assets and liabilities. As of June 30, 2019, the Company maintained open foreign exchange contracts with a total notional value of $355 million, hedging British Pounds Sterling, Indian Rupee, Czech Koruna, Australian Dollars and Mexican Peso. At June 30, 2019, the fair value of the open foreign exchange contracts was $2 million and recorded in Other current assets in the Condensed Consolidated Balance Sheets. For both the three and nine months ended June 30, 2019, the Company's loss on foreign exchange contracts was $1 million and is recorded within Other income (expense) on the Condensed Consolidated Statement of Operations.

Item 4.	Controls and Procedures
As of the end of the period covered by this report, management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2019 solely because of the material weaknesses in the Company’s internal control over financial reporting described below.
Material Weaknesses in Internal Control Over Financial Reporting Existing as of June 30, 2019
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
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
Remediation Efforts to Address Material Weaknesses Existing as of June 30, 2019
Management has implemented a remediation plan to address the control deficiencies that led to the material weaknesses referenced above. The remediation plan includes the following:

•
Providing additional training for employees involved in the cash and accounts receivable reconciliation processes, as well as certain other reconciliation processes, and supplementing existing reviewers with higher skilled resources.

•
Implementing a new system solution that automates and standardizes the account reconciliation process, including the use of standardized account reconciliation templates and workflows for the preparation, approval and review of account reconciliations with appropriate segregation of duties.

•	Implementing changes to posting rights and responsibilities to eliminate segregation of duties conflicts.

•	Providing additional training so that appropriate segregation of duties related to recording journal entries is achieved and performed on a timely basis as designed.
Changes In Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under Note 19, "Commitments and Contingencies," to the unaudited interim Condensed Consolidated Financial Statements is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes during the quarterly period ended June 30, 2019 to the risk factors previously disclosed in the Company's Form 10-K and Form 10-Q filed with the Securities and Exchange Commission on December 21, 2018 and May 13, 2019, respectively.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information with respect to purchases by the Company of shares of common stock during the three months ended June 30, 2019:

	Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under Plans or Programs(2)
April 1 - 30, 2019	88,274	$16.8300	—	$15,000,000
May 1 - 31, 2019	7,593	$14.9000	—	15,000,000
June 1 - 30, 2019	—	$—	—	15,000,000
Total	95,867	$16.6771	—	$15,000,000
(1) Represents shares of common stock withheld for taxes on restricted stock units.
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

AVAYA HOLDINGS CORP.

By:	/s/ KEVIN SPEED
Name:	Kevin Speed
Title:	Vice President, Controller and Chief Accounting Officer
August 13, 2019