Form 10-K
period 2019-09-30
Avaya Holdings Corp.
filed 2019-11-29
CIK 1418100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended September 30, 2019
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
Registrant's telephone number, including area code: (908) 953-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	AVYA	New York Stock Exchange ("NYSE")
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒ No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to
Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was
required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the registrant's Common Stock held by non-affiliates on March 29, 2019, the last business day of the registrant's most recently completed second quarter, was $1,858 million.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of October 31, 2019, 111,170,963 shares of Common Stock, $.01 par value, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K will be incorporated by reference from certain portions of the registrant's definitive proxy statement for its 2020 Annual General Meeting of Stockholders, or will be included in an amendment hereto, to be filed with the
Securities and Exchange Commission not later than 120 days after the close of the registrant's fiscal year ended September 30, 2019.

When we use the terms "we," "us," "our," "Avaya" or the "Company," we mean Avaya Holdings Corp., a Delaware corporation, and its consolidated subsidiaries taken as a whole, unless the context otherwise indicates.
This Annual Report on Form 10-K contains the registered and unregistered trademarks or service marks of Avaya and are the property of Avaya Holdings Corp. and/or its affiliates. This Annual Report on Form 10-K also contains additional trade names, trademarks or service marks belonging to us and to other companies. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

i

Cautionary Note Regarding Forward-looking Statements
Certain statements in this Annual Report on Form 10-K, including statements containing words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "target," "model," "can," "could," "may," "should," "will," "would" or similar words or the negative thereof, constitute "forward-looking statements." These forward-looking statements, which are based on our current plans, expectations, estimates and projections about future events, should not be unduly relied upon. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements to materially differ from any future results, performance and achievements expressed or implied by such forward-looking statements. We caution you therefore against relying on any of these forward-looking statements.
The forward-looking statements included herein are based upon our assumptions, estimates and beliefs and involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and may be affected by a variety of risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Risks, uncertainties and other factors that may cause these forward-looking statements to be inaccurate include, among others: the risks and factors discussed in Part I, Item 1A "Risk Factors" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" to this Annual Report on Form 10-K.
All forward-looking statements are made as of the date of this Annual Report on Form 10-K and the risk that actual results will differ materially from the expectations expressed in this Annual Report will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this Annual Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Annual Report, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Annual Report will be achieved.
Marketing, Ranking and Other Industry Data
This Annual Report on Form 10-K includes industry and trade association data, forecasts and information that we have prepared based, in part, upon data, forecasts and information obtained from independent trade associations, industry publications and surveys and other information available to us. Some data is also based on our good faith estimates, which are derived from management’s knowledge of the industry and independent sources. Industry publications and surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. We have not independently verified any of the data from third-party sources, nor have we ascertained the underlying economic assumptions relied upon therein. In particular, the Gartner and Aragon reports described below represent research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. ("Gartner") and Aragon Research, Inc., ("Aragon"), respectively, and are not representations of fact. Each of the Gartner and Aragon reports speaks as of its original publication date (and not as of the date of this filing) and the opinions expressed in the Gartner and Aragon reports are subject to change without notice. Gartner and Aragon do not endorse any vendor, product or service depicted in its research publications, and does not advise technology users to select only those vendors with the highest ratings or other designation. Gartner and Aragon research publications consist of the opinions of Gartner’s and Aragon's research organizations and should not be construed as statements of fact. Gartner and Aragon disclaim all warranties, expressed or implied, with respect to this research, including any warranties of merchantability or fitness for a particular purpose. Statements as to our market position are based on market data currently available to us. Our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under the heading Item 1A, "Risk Factors" in this Annual Report on Form 10-K. Certain information in the text of this Annual Report on Form 10-K is contained in industry publications or data compiled by a third-party. The sources of these industry publications and data are provided below:

•	Gartner Forecast: PCs, Ultramobiles and Mobile Phones, Worldwide, 2017-2023, 3Q19 Update, Ranjit Atwal, et al., September 2019.

•	Aragon Report: The Aragon Research GlobeTM for Unified Communications and Collaboration, 2019, Jim Lundy, et al., April 2019

•	Aragon Report: The Aragon Research GlobeTM for Intelligent Contact Center, 2019, Jim Lundy, May 2019
Available Information
The Company's corporate governance documents, including the Board of Directors' Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee charters are available, free of charge, on Avaya’s website or in print for stockholders.

All of the Company's periodic reports filed with the Securities and Exchange Commission ("SEC") pursuant to Section 13(a), 14 or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on Avaya’s website, including its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and any amendments to those reports. These reports and amendments are available on Avaya’s website as soon as reasonably practicable after the Company electronically files the reports or amendments with the SEC. The SEC maintains a website (www.sec.gov) that contains these reports, proxy and information statements and other information.

PART I

Item 1.	Business
Our Company
Avaya is a global leader in digital communications products, solutions and services for businesses of all sizes. We enable organizations around the globe to succeed by creating intelligent communications experiences for customers and employees. Avaya builds open, converged and innovative solutions to enhance and simplify communications and collaboration in the cloud, on-premises or a hybrid of both. Our global, experienced team of professionals delivers award-winning services from initial planning and design, to seamless implementation and integration, to ongoing managed operations, optimization, training and support. As of September 30, 2019, we had a presence in approximately 175 countries worldwide and during the past four fiscal years we served more than 90% of the Fortune 100 organizations.
Operating Segments
Our business has two operating segments: Products & Solutions and Services.
Products & Solutions
Products & Solutions encompasses our unified communications and contact center platforms, applications and devices.

•
Unified Communications ("UC"): Avaya's UC solutions enable organizations to reimagine collaborative work environments and help companies increase employee productivity, improve customer service and reduce costs. With Avaya's UC solutions, organizations can provide their workers with a single application, or "app," for all-channel calling, messaging, meetings and team collaboration with the same ease of use as existing consumer apps. Avaya embeds communications directly into the apps, browsers and devices employees use every day giving them a more natural, efficient and flexible way to connect, engage, respond and share - where and how they want.

Avaya offers an open, extensible development platform, enabling customers and third parties to easily create custom applications and automated workflows for their unique needs, integrating Avaya’s capabilities into the customer's existing infrastructure and business applications. Our solutions enable a seamless communications experience that adapts to how employees work instead of changing how they work. Avaya continues to evolve its UC solutions including for cloud deployment.

•
Contact Center ("CC"): Avaya’s industry-leading digital contact center solutions enable customers to build a customized portfolio of applications to drive stronger customer engagement and higher customer lifetime value. Our reliable, secure and scalable communications solutions include voice, email, chat, social media, video, performance management and third-party integration that can improve customer service and help companies compete more effectively. Like the UC business, Avaya is evolving the CC solution set for cloud deployment.

We are also focused on ensuring an outstanding experience for mobile callers by integrating transformative technologies, including Artificial Intelligence ("AI"), mobility, big data analytics and cybersecurity into our contact center solutions. As organizations use these solutions to gain a deeper understanding of their customer needs, we believe that their teams become more efficient and effective and, as a result, their customer loyalty grows.
Both UC and CC are supported by our portfolio of innovative business phones and multimedia devices, which is one of the broadest in the industry. Avaya brings consumer technology to employee mobile devices and desktops in a way that can help our customers enhance customer service, internal and external collaboration and employee productivity. Customers experience seamless audio and video capabilities for both Avaya and approved third-party UC platforms via open Session Initiation Protocol ("SIP") devices. SIP is used for signaling and controlling multi-media communication sessions in applications of Internet telephony for voice and video calls, along with integration with numerous apps that help connect and accelerate business. Developers can easily customize capabilities for their specific needs with our client Software Development Kit ("SDK").
Services
Services consists of three business areas: Global Support Services, Enterprise Cloud and Managed Services and Professional Services.

•
Global Support Services provide offerings that address the risk of system outages and help businesses protect their technology investments. We help our customers maintain their competitiveness through proactive problem prevention, rapid resolution and continual solution optimization. The majority of our revenue in this business is recurring in nature.

•
Enterprise Cloud and Managed Services enable customers to take advantage of our technology via the cloud, on-premises, or a hybrid of both, depending on the solution and the needs of the customer. The majority of our revenue in this business is recurring in nature and based on multi-year services contracts.

•
Professional Services enable businesses worldwide to take full advantage of their IT and communications solution investments to drive measurable business results. Our experienced consultants and engineers partner with clients along each step of the solution lifecycle to deliver services that drive business transformation and provide continuously increasing value. The majority of our revenue in this business is non-recurring in nature.

Together, these comprehensive services enable clients to leverage communications technology to help them maximize their business results. We help our customers use communications to minimize the risk of outages, enable employee productivity and deliver a differentiated customer experience.
Our services teams also help our clients transition at their desired pace to next generation communications technology solutions, either via the cloud, on-premises, or a hybrid of both. Customers can choose various levels of support for their communications solutions, including deployment, training, monitoring, troubleshooting and optimization, and more. Our proactive, preventative system performance monitoring can quickly identify and resolve issues should they arise. Remote diagnostics and resolutions rapidly fix existing problems and avoid potential issues, helping our customers save time and reduce the risk of an outage.
Cloud
For customers who choose a cloud model, we utilize Avaya OneCloud to deliver our Products & Solutions and Services. Avaya OneCloud delivers flexible business communications services and solutions to connect our customers with their customers, helping them to improve productivity and grow their businesses. With Avaya OneCloud, our customers can integrate, customize and scale operations to be more agile in delivering new products and services to market. Avaya OneCloud helps ensure that our customers have up-to-date technology, so they can deliver meaningful experiences to their customers.
Strategic Partnership with RingCentral
On October 3, 2019, we entered into certain agreements regarding a strategic partnership with RingCentral, Inc. (“RingCentral”), a leading provider of global enterprise cloud communications, collaboration and contact center solutions, to accelerate our transition to the cloud. Through this partnership, we will introduce and deploy Avaya Cloud Office by RingCentral (“Avaya Cloud Office” or “ACO”), a new global unified communications as a service (“UCaaS”) solution. Avaya Cloud Office will expand our industry-leading portfolio to offer a full suite of UC, CC, UCaaS and contact center as a service ("CCaaS") solutions to a global customer base, which includes more than 100,000 customers, over 100 million UC lines and 5 million CC users in approximately 175 countries. Avaya Cloud Office provides us with an opportunity to unlock value from a largely unmonetized base of our business as it brings compelling value to our customers and partners. ACO combines RingCentral’s leading UCaaS platform with Avaya technology, services and migration capabilities to create a highly differentiated UCaaS offering. Under the partnership, the Company is required to market and sell ACO as its exclusive UCaaS solution (subject to certain exceptions). Avaya now has a full suite of public, private and hybrid cloud solutions for its global UC and CC customers and partners. ACO is expected to launch in the second quarter of fiscal 2020. On October 25, 2019, the Company and RingCentral received notice from the U.S. Federal Trade Commission that it had granted early termination, effective immediately, of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR Act") for the transaction, and the transaction closed on October 31, 2019. The Company is currently in the process of evaluating the impact of the arrangement on its Consolidated Financial Statements.
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
Beginning on the Emergence Date, the Company applied fresh start accounting, which resulted in a new basis of accounting and the Company becoming a new entity for financial reporting purposes. As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the Consolidated Financial Statements after December 15, 2017 are not comparable with the Consolidated Financial Statements on or prior to that date. Our financial results for the period from October 1, 2017 through December 15, 2017 are referred to as those of the "Predecessor" period. Our financial results for the period from December 16, 2017 through September 30, 2018 are referred to as those of the "Successor" period or periods. Our results of operations as reported in our Consolidated Financial Statements for these periods are in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Although GAAP

requires that we report on our results for the period from October 1, 2017 through December 15, 2017 and the period from December 16, 2017 through September 30, 2018 separately, we have in certain instances in this report presented operating results for the fiscal year ended September 30, 2018 by combining the results of the Predecessor and Successor periods because such presentation provides the most meaningful comparison of our results to prior periods.
For a more detailed discussion of our bankruptcy proceedings (the "Restructuring"), see Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 8, Note 5, "Fresh Start Accounting," to our Consolidated Financial Statements.
Our Business Today
Our solutions address the needs of a diverse range of businesses, including large multinational enterprises, small and medium-sized businesses and government organizations. Our customers operate in a broad range of industries, including financial services, healthcare, hospitality, education, government, manufacturing, retail, transportation, energy, media and communications. We employ a flexible go-to-market strategy with direct or indirect presence in approximately 175 countries. As of September 30, 2019, we had more than 4,000 active channel partners and for fiscal 2019 our product revenue from indirect sales through our channel partners represented 70% of our total Products & Solutions segment revenue.
For fiscal 2019, 2018 (on a combined basis) and 2017, we generated revenue of $2,887 million, $2,851 million, and $3,272 million, of which 42%, 44%, and 44% was generated by products and 58%, 56%, and 56% by services, respectively. Revenue by business area is presented in the following table for the periods indicated:

	Successor		Predecessor	Non-GAAP Combined	Predecessor
(In millions)	Fiscal year ended September 30, 2019	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal year ended September 30, 2018	Fiscal year ended September 30, 2017
Products:
Unified Communications	$863	$718	$180	$898	$936
Contact Center	359	271	73	344	361
Networking(a)	—	—	—	—	140
	1,222	989	253	1,242	1,437
Services:
Global Support Services	1,086	786	244	1,030	1,267
Enterprise Cloud and Managed Services	297	245	57	302	296
Professional Services	282	227	50	277	272
	1,665	1,258	351	1,609	1,835
	$2,887	$2,247	$604	$2,851	$3,272

(a)	The Company's Networking business was sold on July 14, 2017.
A key focus of the Company is increasing its recurring revenue. We define recurring revenue as revenue from products and services that are delivered pursuant to multi-period contracts including recurring software revenue, maintenance, Global Support Services and Enterprise Cloud and Managed Services. Non-recurring revenue consists of hardware, non-recurring software and one-time professional services. Hardware predominantly consists of endpoints, more commonly referred to as phones, and non-recurring software is predominantly comprised of perpetual licenses. One-time professional services include installation services, as well as project-based deployment, design, and optimization services.
Trends Shaping Our Industry
We believe several trends are shaping our industry, creating a substantial opportunity for U.S. and other market participants to capitalize on these trends. These trends include:

•
Convergence with UC/collaboration and CC as they are becoming less distinct technologies, and more similar with integrated services and capabilities across devices and channels. Avaya already has more than 10,000 customers that range in size from 10 seats to 250,000 seats on a converged UC and CC platform, and we are in a position of strength to lead in bringing customers the power of this convergence.

•
Increasing remote workers and workforce mobility, with greater use of mobile devices by consumers and employees. This is happening as business leaders also shift priorities to digitally transform their companies, taking advantage of disruptive technologies like cloud-based solutions and delivery models, big data, IoT, cybersecurity and AI.

•	Increased preference for cloud delivery of applications, and management of multiple and varied devices, all of which must be handled with the security their business demands.

•
Omnichannel communication customer service continue to rise and become an increasingly critical element in contact center solutions, as consumers embrace new technologies and devices in creative ways and at an accelerating pace.

•
Increased adoption of AI is providing alternative methods for service components for both UC and CC. The market is adopting model-based implementation of AI communication services at an accelerated pace. This can potentially lower adoption cost, increase effectiveness and offer expanded alternatives for functions with traditional methods for rendered services.

Our Market Opportunity
We believe that the aforementioned trends create significant market opportunity for employee, customer, developer and analytics engagement solutions. The limitations of traditional collaboration products and services and capital-intensive buying models present an opportunity for differentiated vendors to gain market share. We believe that the total available market for these solutions includes spending on UC and CC applications, as well as spending on one-time and recurring professional, enterprise cloud and managed services, and support services to implement, maintain and manage these solutions. We are expanding our business in several of these areas, such as enterprise cloud and managed services, and other growing markets that we serve, including large enterprises with more than 2,000 employees, as well as midmarket enterprises having between 250 and 1,000 agents for CC and between 1,000 and 5,000 employees for UC.
The growth opportunity in these markets comes from the need for enterprises to increase productivity and upgrade their UC strategy to a more integrated approach, to account for mobility, varied devices and multiple communications channels. In response to this need, we expect that aggregate total spending on UC, CC, developer engagement, analytics, support services, enterprise cloud and managed services and professional services to grow.
Furthermore, the midmarket is a growing opportunity for our solutions. We believe the market opportunity for the portion of the midmarket segment which we serve is growing and is currently underserved. We have a set of offerings that are specifically designed to address the needs of midmarket businesses and to simplify processes and streamline information exchange within companies. Our set of offerings provides midmarket companies the opportunity to deliver a collaboration experience that integrates voice, video and mobile device communications at price points that deliver favorable returns on their investment.
Although we have traditionally sold our products, services and solutions to Chief Information Officers ("CIOs"), our research finds that more and more of the buying decisions are being influenced by Chief Executive Officers ("CEOs"), Chief Marketing Officers ("CMOs") and Chief Digital Officers ("CDOs"). They are becoming more involved because digital transformation has expanded beyond the data center and IT infrastructure to encompass business operations and customer experiences. CEOs, CMOs and CDOs are recognizing growing customer and employee demand for better interactions across multiple channels, and they see an opportunity to differentiate their companies and lines of business through superior customer experience. We believe that due to the increasing importance of technology as both an internal and external facing presence of the enterprise, as well as the high stakes of data breaches, CEOs are increasingly engaged in the decision-making process. CMOs and CDOs are gaining additional budget authority as they are tasked with managing customer experience and marketing activities using modern communications technology and rich data. We believe that because of this shift in decision-making roles, customer engagement solutions need to provide businesses with better ways to engage with end users securely across multiple platforms and channels, creating better customer experiences and thus higher revenues for the business.

In our experience, decision makers have three critical priorities:

1)
Manage the reliable and secure integration of an increasing number and variety of devices and endpoints: Today, business users not only use desk-based devices, but also laptops, smartphones and tablets. Gartner reports for September 2019 forecast that these devices are growing at a compound annual growth rate of 1.9% for smartphones, and (2.2)% for tablets (traditional) worldwide from 2019 through 2023(1). To communicate seamlessly and securely across devices, applications and endpoints must be managed as part of an integrated communications infrastructure.

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

Our Answer
Mobility and AI
We are pursuing advances in mobility and AI as part of our disruptive innovation strategy. Given their growing importance in contact centers and in the broader communications area, we believe that by taking a leadership position in mobility and AI, and generating new revenue streams with each, we can enhance our overall competitiveness while protecting the market for our current core products.
Both mobility and AI are sizeable opportunities for Avaya, with the potential to expand Avaya’s Total Addressable Market ("TAM"). We are already generating revenue from AI, and we are embracing a few core principles as we pursue these innovations:

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
To support the Avaya Mobile Experience, Avaya became a licensed mobile network operator in the U.S. This provides Avaya the ability to obtain control of toll-free numbers and treat them as part of the mobile network, bypassing the legacy fixed last mile and reducing cost. We estimate toll-free numbers to represent a $2 billion expense in the U.S. today and there is an opportunity for significant cost reduction for Avaya Mobile Experience customers.
In addition, our customers can now provide mobile omnichannel experiences directly to their mobile callers, for example, by responding to a call with an SMS or mobile web page, as well as utilizing our call deflection security capability which seamlessly converts voice calls into a digital interaction before the call connects, providing users with greater flexibility to maximize their customer experience during such interactions.
Our commercial model is simple: we charge a per-minute rate, and a per-call deflection fee if the customer is redirected to a web page, mobile application or message directly. We are building an Avaya Mobile Identity service to support mobile

_____________________________________________________________________________________________________
(1) Forecast: Mobile Phones, Worldwide, 2017-2023, 3Q19 Update Published 25 September 2019. The Gartner Report(s) described throughout this report, (the "Gartner Report(s)") represent(s) research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. ("Gartner"). Each Gartner Report speaks as of its original publication date (and not as of the date of this Annual Report on Form 10-K) and the opinions expressed in the Gartner Report(s) are subject to change without notice.

applications. An advanced security framework sits underneath the service's applications identity and authentication capabilities, taking advantage of biometrics, blockchain and the latest cryptography technologies. We believe the security of this solution is a competitive advantage not easy to replicate by our competitors. With this next-generation, cloud-based, user ID and authentication solution, enterprises can encourage their customers to adopt a new method of accessing secure smartphone-based online enterprise services. This service will be accessible anywhere smartphone coverage is available.
Use of AI
Our AI strategy is to build solutions internally and with partners to help organizations transform their customer experiences. We classify AI contact center applications in three categories:

◦	Agent assistance and productivity;

◦	Conversational self-service; and

◦	Smart routing and behavioral pairing.
We have offers available today in each category and a development roadmap for the future. We deploy these solutions to drive value for our contact center customers.
Avaya Conversational Intelligence ("ACI"), our agent assistance and productivity solution, offers and delivers a real-time speech transcription platform. Benefits include lower costs and increased productivity by reducing agent workload and driving better customer outcomes with real time guidance based on what is being said on the call. We enhance this conversational self-service via continued partnerships with Google AI and IBM Watson. Our approach allows customers to select from industry leading bots to support digital self-service and augment that self-service via select digital channels inclusive of leading social media and social messaging services.
Smart routing and behavioral pairing are offered through native integration with our partner, Afiniti, enabling a seamless deployment of enterprise behavioral pairing. These solutions help customers optimize the agent-customer assignment in order to maximize revenue, reduce churn and deliver other concrete and measurable benefits to large enterprises. We developed this product by leveraging years of experience and expertise in data modeling and do not believe there is an equivalent to this solution in the market today.
Avaya’s solutions and their features cover the spectrum of AI contact center application domains. Our platform is open, as evidenced by our AI Connect program. We integrate with IBM Watson, Google, Salesforce, Nuance and others, to complement our technology. Avaya was also selected by Intel for Intel’s AI Builders Program. Intel and Avaya engineers jointly engage at deep technical levels to improve the performance and scale of Avaya’s AI solutions, such as ACI, when deployed on Intel hardware.
Our efforts in AI solutions development have been recognized throughout the industry. Most recently, Avaya was named a winner of the 2018 Aragon Research Innovation Award for Artificial Intelligence in People-Centric Collaboration.
Communications-enabled Business Applications
Teams need to work together from any location, using their preferred applications, and are increasingly accessing these applications via the cloud. Moving in and out of applications to perform communications functions reduces productivity. Avaya helps employees obtain access to real-time information quickly and easily by integrating communication functionality directly into business applications.
Digital Engagement Hubs Replacing Call Centers
Like workforces, end users are also increasingly using mobile devices and expecting service interactions with companies across multiple communications channels and devices. Customer interactions are evolving from voice-centric, point-in-time, contact center transactions to ongoing customer conversations across multiple media and modes of communication. Customers expect businesses to know about the history of their interactions, even when they occur across a mix of self-service and agent assisted communications methods, including voice, video, email, chat, mobile, web and social media.
We aim to build on our industry leadership and grow our business by addressing these types of trends. We have and continue to invest in open communications platforms and ecosystems that serve a broad range of needs. While we remain committed to protecting and evolving the investments that customers have made in our technology and solutions, we are also responding to the emerging landscape by evolving our market and product approach in three important ways.

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
Unified Communications ("UC"): an integrated solution including voice and video calling, messaging, meetings, and team collaboration available through a single application on virtually any device, web browsers, huddle video room systems and multimedia phones. Our development environment enables customers and partners to create vertically oriented user experiences and integrate directly into cloud business applications.
Contact Center ("CC"): a single, integrated, digital solution which is open, context-driven, fully integrated and fully customizable through our open, easy-to-use development platform.
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
A Leading Position across our Primary Markets
We are a leader in business communications, with leading market share in worldwide contact center and unified messaging, and among the leaders in unified communications and enterprise telephony. We were recognized as a Leader in The Aragon Research Globe for Unified Communications and Collaboration in April 2019 and The Aragon Research Globe for Intelligent Contact Center reports in June 2019(1). Additionally, we believe that we are a leading provider of private cloud and managed services and that our market leadership and incumbent position within our customer base provides us with a superior opportunity to cross-sell to existing customers and position ourselves to win over new customers. Our strategic partnership with RingCentral will further enhance our cloud-based offerings with the introduction of Avaya Cloud Office.
Our Open Standards Technology Supports Multi-vendor, Multi-platform Environments
Our open, standards-based technology is designed to accommodate customers with multi-vendor environments seeking to leverage existing investments. Providing enterprises with strong integration capabilities allows them to take advantage of new collaboration and contact center technology as it is introduced. It does not limit customers to a single vendor or add to the backlog of integration work. We also continue to invest in our developer ecosystem, Avaya DevConnect, which has grown to include more than 110,000 members as of September 30, 2019. Avaya DevConnect, together with our Application Programming Interfaces ("API"), which are a set of routines, protocols and tools for building software applications and applications development environments, allow our customers to derive unique and additional value from our architecture.
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
We believe Avaya Services is well positioned for success due to our close collaboration between our R&D and service planning teams in advance of new products being released. As a pioneer of the omnichannel support experience in enterprise support, Avaya Services gives customers the option to interact with "Ava", our virtual agent, to get immediate answers online. Customers can also connect with one of our experts via web chat, web talk or web video. Avaya Services can also directly access our R&D teams when necessary to resolve customer issues. Avaya Services includes high levels of automation to on-board and manage a client's communications infrastructure, delivering faster, more effective deployments from proof of concept to production. This includes a robust communications automation platform with full event orchestration leveraging advanced AI functionality. All combined, these capabilities allow Avaya to provide quality service for Avaya products.
Avaya Services offers a broad portfolio of capabilities through our Professional Services organization, including implementation/enablement services, system optimization, innovation services, management partnership and custom applications development.

In addition, Avaya Services delivers Enterprise Cloud and Managed Services with a focus on customer performance and growth. These services can range from managing software releases, to operating customer cloud, premise or hybrid-based communication systems, to helping customers migrate to next-generation business communications environments. We believe that our deep understanding of application management supporting unified communications, contact center and video position us best to manage and operate cloud-based communications systems for our customers.
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
Our Global Support Services and Enterprise Cloud and Managed Services are most often provided to customers through recurring contracts. Recurring contracts for Global Support Services typically have terms that range from one to five years, and contracts for Enterprise Cloud and Managed Services typically have terms that range from one to seven years. We believe our services relationships have provided us with a large recurring revenue base and significant visibility into our customers’ future collaboration needs.
Lower Total Cost of Ownership
Many vendors try to address customer demands by layering on more architectures and protocols. In the process, they frequently sacrifice simplicity, flexibility and TCO. In contrast, our products and services address these needs with less hardware and without sacrificing performance, which, when combined with our deployment methods help contribute to a lower TCO for Unified Communications and Contact Center solutions.
Our Growth Strategy
We believe we are well-positioned to capitalize on the disruption and opportunity presented by digital transformation to create long-term sustainable value. We are investing significantly in our people and technology and have established four strategic pillars that will serve as our growth engines:

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

3)
Deliver breadth and depth of cloud. Customers need a partner who can help them unlock the benefits of cloud, in a way that works for their specific needs, whether in the cloud, on-premises or a hybrid of both. Avaya is investing and building a cloud ecosystem, and delivering across all fronts with a cloud-first approach that builds on the power, reliability and security that customers have come to expect from Avaya. Our strategic partnership with RingCentral will further enhance our cloud-based offerings with the introductions of Avaya Cloud Office.

4)
Deliver high-value services. We provide world-class global services that help customers maximize the value of their investments and drive business value. We will expand offerings and capabilities in managed and professional services to meet the changing needs of our customers.

Expand our Cloud Offerings and Capabilities
In our experience, technology and business leaders are increasingly turning to cloud-based technologies and business models that allow enterprises to cut costs, increase productivity, simplify IT environments and shift, when possible, to subscription-based models. We are investing in a strategy to expand our cloud and hybrid cloud solutions and to deliver a complete portfolio of technologies across on-premises, private, public and hybrid cloud development models. We believe our strategic partnership with RingCentral under Avaya Cloud Office will allow us to further meet the market's desire for cloud-based models.
Increase Mobility Offerings to Customers
As global workforces change and demand mobile engagement solutions, we intend to meet these demands. For example, the Avaya Aura Platform and Avaya IP Office Platform are designed to support mobility, providing dynamic access to applications and services based on need, not location. We launched the Avaya Mobile Experience, which keeps mobile calls to contact centers in a mobile network end-to-end, allowing for cost reduction, but more importantly allowing for new and enhanced end-customer experiences, as the mobile context is now available to the contact center. The Avaya Mobile Experience has now entered its commercial phase, with customer contracts signed and deployments under way.

Invest in Open Standards, Product Differentiation and Innovation
As potential customers look to migrate to our products and services, our open architecture can integrate with incumbent competitor systems and provide a path for gradual transition, while still achieving cost savings and improved functionality.
During fiscal 2019, we enhanced our product line with 113 new products, versions and releases. We also expect to continue to make investments in product innovation and R&D across the portfolio to create enhancements and breakthroughs. We believe this approach will encourage customers to upgrade their products with a higher degree of frequency. We also plan to continue embracing cloud computing and mobility opportunities, and to seek new ways to leverage the virtual desktop infrastructure trend to securely deliver business communications to users. Our AI strategy is to build solutions internally and with partners to help organizations transform their customer experiences. We have offers available today and a development roadmap. We are deploying these disruptive solutions to drive value for our contact center customers.
Expand our Services Business
We are working to broaden the options for cloud-based service offerings, expand our consulting services capabilities and to upsell the installed base to our Enterprise Cloud and Managed Services offerings. We also strive to provide more options along the spectrum of our existing service offerings. We are constantly developing our tools and infrastructure to improve the service levels we provide. Our custom applications development team also currently has a backlog of customer-funded application development opportunities that we are working to monetize.
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
We have worked diligently to become both HIPAA and PCI DSS compliant as we believe the ability to service these two areas will significantly expand our potential customer base and total addressable market. These new certifications allow for market penetration into otherwise restrictive and difficult markets, including healthcare and pharmaceuticals.
Invest in Sales and Distribution Capabilities
Our flexible go-to-market strategy consists of both a direct sales force and indirect sales through our channel partners, allowing us to reach customers across industries and around the globe. We intend to continue investing in our channel partners and sales force to optimize their market focus, enter new vertical segments, and to provide our channel partners with training, marketing programs and technical support through our Avaya Edge program. During fiscal 2019, we more than doubled the number of signed agents, achieving a total of 495 compared to 234 agents in fiscal 2018, to expand distribution for small to midmarket customers. Under the Master Agent program, small to midmarket sales agents connect potential customers with Avaya, which then handles the rest of the transaction including contracting, provisioning, managing and billing the unified communications services for the business. The Master Agent program provides a new option that rounds out the available choices for customers, channel partners and sales agents to access Avaya’s industry-leading communications solutions.
We also leverage our sales and distribution channels to accelerate customer adoption and generate an increasing percentage of our revenue from our new high-value software products, video collaboration, midmarket offerings and user experience applications.
Expand Margins and Profitability
We have maintained our focus on profitability levels and implemented several cost-saving initiatives. These initiatives have contributed to improvements in our gross margin. We expect to pursue additional cost-reduction opportunities, which are likely to be more targeted and may include increased automation of our processes, headcount attrition, actions to address unproductive assets, real estate consolidation, sales back-office and frontline skill transformations and balancing our professional services structure. For example, in July 2017, we sold our Networking business, which had historically underperformed our other two segments in profitability. While we anticipate margin and profitability growth to increase over the long-term as a result of these cost-saving initiatives, we expect slight decreases in margin during fiscal 2020 as we invest in our new product offerings, mainly ReadyNow and ACO.
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
Avaya unified communications and contact center products and solutions help organizations of all sizes improve efficiency, engagement and competitiveness. Our open and flexible solutions seamlessly integrate voice, video and data, so users can communicate and collaborate in real-time in the mode best suited to each interaction, for the best experience, every time.
Unified Communications
We unify the communications capabilities that businesses use every day, delivering experiences that can transform organizations.
Voice and Video Calling
Voice often remains the center of communications, as a conversation often can be the fastest and clearest way to resolve issues and build relationships. Avaya provides simple access to advanced features, all available via desk phones, the web and mobile devices.
Many enterprises can base their communications and customer contact services on an Avaya Aura foundation. This high-performance solution features five nines reliability (99.999% uptime), is scalable up to 300,000 users and 1,000,000 devices, and is built to the customers’ specific needs. Its virtualized architecture approach allows for flexible deployment models, from operating on-site at the customer location, to running in public clouds like Amazon Web Services, Microsoft Azure or Google Cloud Platform. Perpetual and flexible subscription licensing models are available, and it can also be delivered as a service from Avaya.
Small to medium businesses can take advantage of the seamless voice, video and mobility capabilities that large enterprises use, but at a scale that is efficient and affordable for them. Our collaboration and communications solutions are built to simplify processes, streamline communications and adapt to changing business needs. They offer significant deployment and licensing flexibility, and additional capabilities can be added as needed. They can be deployed on-premises or through virtualized or containerized architectures in the cloud, with licensing models ranging from perpetual to subscription models.
Messaging and Employee Collaboration
Avaya’s premier unified communications app, Avaya IXTM Workplace, provides one-stop access to all communications needs. Its "mobile-first" design provides at-a-glance visibility and one-touch access to everything that a user needs in real time, including a personal calendar and meetings, contacts, instant messages / chat and voice and video calling. Available across Windows, Mac, Android, iOS devices and WebRTC enabled browsers, a user can support multiple devices from a single extension giving one-number reach on the user’s device of choice. This enterprise-grade solution delivers reliable and secure access from virtually any device or location, including remote access without VPN connectivity.
Avaya’s unified communications capabilities also include our cloud-based team collaboration app, Avaya IXTM Collaboration. It provides users both inside and outside an organization with persistent team messaging and chat, file sharing and task assignment, along with one-touch audio and video conferencing. The Essential level, which is a standard package, is available for free, with Business and Power packages available for purchase with high-capacity and expanded features.
Meetings and Conferencing
Avaya takes rich meeting and conferencing capabilities to the desktops and mobile devices that employees use every day. Our premier solution, Avaya IXTM Meetings, integrates audio, HD video, web collaboration and streaming into a single solution that delivers the benefits of face-to-face interactions from virtually any device to improve employee engagement and team productivity, and serve customers better and faster.
The solution enables users to meet and stay productive from nearly anywhere on their Windows, Mac, iOS or Android devices; dial in with their phones for audio conferencing; and use huddle or HD video room systems from Avaya or nearly any H.323 or SIP standards-based vendor. WebRTC technology enables meeting participants to join directly from their browser without downloading an app or plug-in, which is invaluable for guest participants.

Avaya IXTM Meetings is available in the cloud or on-premises and is integrated into the Avaya IXTM Workplace app for one touch access to schedule, start or join a meeting. Avaya also offers a unique hybrid deployment model where an Avaya customer with on-premises telephony can seamlessly consume their meetings capabilities from the cloud.
Application Developer Products
Along with off-the-shelf integration with popular business applications such as Salesforce, Slack and Office 365, Avaya’s unified communications platform simplifies embedding communications and collaboration capabilities into business applications, such as customer relationship management or enterprise resources planning. This platform allows customers, third parties and Avaya to create customized engagement applications and environments to meet unique needs. Customers and third parties can integrate business applications with unified communications technology and contact center capabilities including voice, video, messages and meetings. Avaya also offers a cloud-based execution and test environment for developing proof-of-concept applications.
Avaya IXTMClient SDK provides a developer-friendly set of tools that enables the building of innovative user experiences for vertical or business specific applications. Any functionality Avaya uses in its own clients and applications is available to developers through the SDK. Developers can mix and match functionality from both our unified communications and contact center solutions.
Avaya has an extensive developer program boasting over one million active developers. Avaya DevConnect enables third parties to support and extend the capabilities of Avaya solutions to address business challenges. Thousands of companies from around the world are program members, including developers, system integrators, service providers, and Avaya customers.
Communications Platform as a Service ("CPaaS")
Avaya also has a full API enabled CPaaS platform offering voice, SMS, call recording, speech recognition, text to speech transcription, burstable SIP trunking and conferencing services as communications-enabling applications and workflows across the enterprise.
Avaya is further investing in its CPaaS platform to enable its global Aura customer base to attach cloud native applications that can be used as opposed to making additional capital investments. We believe that engagement platforms and applications developed on CPaaS will be one of the largest growth areas for Avaya in the next 12-36 months.
Contact Center
Avaya provides an integrated contact center portfolio consisting of assisted service, self-service, workforce engagement management and AI solutions that enables customers to increase operational efficiency, empower more engaged workforces to perform more effectively and improve the quality and value of customer interactions. Enterprise and midmarket customers can select the deployment option that best suits their business needs, whether on-premises, in the cloud or a hybrid of both.
Assisted Service
Avaya provides the core integrated solutions for serving the needs of the entire customer engagement strategy across all devices and channels including mobile, web, voice, video, email, webchat, chatbot, SMS, social and fax.
Avaya IXTM Contact Center solutions empower businesses to deliver managed, measurable and prompt responses to customer inquiries throughout the customer journey. Organizations can improve customer experiences, accelerate interactions, build brand loyalty and improve agent efficiency.
Avaya IXTM Workspaces combines information from multiple sources, including customer profiles, buying history and interaction journeys, and makes them instantly available in a single, consolidated desktop, improving agent productivity and allowing supervisors to allocate resources to higher-value interactions.
Self-Service
Avaya's Self-Service solutions enable agents to focus their efforts on higher priority tasks by automating inbound and outbound speech, video, email and chat applications. With Avaya Self-Service solutions, contact centers can increase efficiency, have lower reliance on more expensive agent-based service and empower customers by giving them access to service when they want it, via their preferred touch point. Common uses for contact centers include automating simple, repetitive tasks, such as account status, providing proactive notifications for appointments, past due notices, service outages and connecting with customers through seamless two-way interaction via email/SMS.
Workforce Engagement Management

Workforce Engagement Management improves customer experience, operational performance and industry compliance. Through interaction recording, quality evaluations, customer feedback, automated scheduling and real-time and historical reports, contact centers can identify areas of excellence and improvement.
The Avaya IXTM Workforce Engagement solution suite unifies contact recording, quality monitoring, eLearning, coaching, performance scorecards, workforce management, voice analytics, desktop and process analytics, and customer feedback within a single user interface, and centralizes administration and reporting for ease of use. Organizations can securely capture, analyze and store customer interactions that can be used to help comply with regulatory mandates such as Payment Card Industry Data Security Standard ("PCI DSS"), General Data Protection Regulation ("GDPR") and Markets in Financial Instruments Directive ("MiFID") II.
By monitoring interactions from start to finish, supervisors can evaluate agent performance across customer discussions, data entry, screen navigation and data retrieval to uncover performance shortfalls; obtain insight into customer expectations; and take steps to proactively address customer requirements quickly and effectively. Organizations can also improve agent performance with automated coaching, eLearning and scoreboard assessments to transfer knowledge and best practices.
Avaya IXTM Workforce Engagement also enables more efficient resource management by enabling supervisors to analyze historical data to forecast future transaction volume and handle times by automatically producing schedules to deploy the right agents with the appropriate skills at the right time.
Avaya Analytics helps enterprises analyze customer trends, develop benchmarks and focus service improvements leveraging real-time and historical reporting. Enterprises can take advantage of big data across their entire organization to gain actionable insights into the customer journey and team analytics.
AI Solutions
Avaya AI Solutions enable contact centers to create smarter interactions and represent a quantum leap forward compared to more traditional contact center solutions, advancing the customer experience and agent performance. Organizations can improve the customer journey through intelligent pairing, self-service, chatbots, virtual assistants and machine learning.
Avaya AI Solutions can help organizations create more personalized customer experiences, garner deeper customer insights, drive customer loyalty, improve agent management and satisfaction, lower their TCO and increase growth, profitability and revenues.
By intelligently pairing callers to agents, organizations can identify subtle, yet valuable, patterns of human interactions and behavior that can help transform their contact center into a revenue center. Avaya AI Solutions integrate with industry leading chatbot, Natural Language Processing ("NLP") and digital messaging aggregators. Organizations can engage with customers across social media, chat and messaging channels to provide immediate self-service, as well as deliver them to agent-based customer care with full context of the upfront automated experience.
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
Devices
Avaya Devices: Avaya Vantage is offered as a dedicated desktop communications device that seamlessly integrates voice, video, chat and collaboration apps. The modern all-glass device has no mechanical buttons, offers superior audio quality and an optional corded or cordless handset. Avaya Vantage is a convenient and cost-effective platform to provide vertical and use-case specific client interfaces developed with the Avaya client SDK while also supporting Android applications and customization, as well as out of the box connectivity with Avaya's range of Unified Communications and Collaboration offerings.
Avaya Phones: Avaya’s range of phones and portable technologies include internet protocol ("IP") and digital desk phones, digital enhanced cordless telecommunications handsets, wireless phones and conference room phones. Avaya phones offer capabilities such as touch screen and applications, integration to corporate calendar, directory and presence, enhanced audio quality for a "you-are-there" experience, customization and soft keys, and multiple lines appearances.

Avaya Video Conferencing Endpoints: Dedicated hardware video conferencing endpoints ranging from immersive multi-stream telepresence and conference room systems to dedicated desktop systems.
Our Services
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
The Company’s Services portfolio is divided into Professional Services, Global Support Services and Enterprise Cloud and Managed Services.
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

2)
Optimization Services: Help drive increased value and improved business results by leveraging customers’ existing technology. Avaya's advanced solution architects analyze a communications environment in the context of customer business priorities, recommend enhancements and implement proven best practices.

3)
Innovation Services: Help identify improved methods for using communications and collaboration to increase business productivity, employee efficiency and customer service levels. Our consultative approach, deep industry experience and custom application services-from business planning to execution and product integration-create alignment with a customer’s specific business objectives.

In fiscal 2019, we expanded our focus on several key areas that are central to our going forward strategy:

1)
Customer Journey Transformation: We are engaging with our key clients in a highly consultative way to help them better leverage their communications investment. This model has led to an increase in large, complex projects for our top enterprise clients. Our extensive knowledge of our customers' journeys, leveraging reference architectures, is a cornerstone of Avaya’s growth strategy going forward.

2)
Agile Development Business: The increase in large projects has also led to increases in our agile development business. We help clients develop customized, leading-edge applications that fully integrate into their environment to solve key business problems and take advantage of opportunities.

3)
Professional Services: We have a fully integrated, global professional services team that has grown to more than 1,200 professionals today. This team provides the same high level of technical talent and tool support in all regions of the world. To further this team’s effectiveness, Avaya expects to implement a new professional automated tool in fiscal 2020. The tool will improve our ability to deliver the highest level of quality support our customers have come to expect, while increasing the efficiency of their budget. Among a wide range of benefits, the integrated tool streamlines resource assignment allowing for earlier engagement and tighter alignment with our sales group, ultimately improving near term as well as long term productivity and service levels.

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

•
Our Avaya Support website quickly connects customers to advanced Avaya technicians via live chat, voice or video. The website also provides access to "Ava," an interactive virtual chat agent based on Avaya Automated Chat that quickly searches our knowledge base and a wide range of "how-to" videos to answer customer support questions. Ava learns with each customer interaction and can make the decision to transition the chat to an Avaya technician, often without the customer realizing the change is taking place.
Avaya offers market-leading support, management and optimization of enterprise communications networks. We do this through patented design and management tools, and network operations and technical support centers around the world. The contracts for these services typically run three years, though they can be of both shorter and longer duration depending upon customer preferences. Custom or complex services contracts are typically five years in length.
All new support solutions are published online by our engineers, generally within 30 minutes of finding a resolution, adding value for customers by providing known solutions for potential issues rapidly. Most of our customers also benefit from Avaya EXPERT Systems, which provides real-time monitoring of diagnostic and system status. This solution proactively identifies potential issues to improve reliability, uptime and faster issue resolution.
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

•
Implemented a new Support Services Customer Success team, which we believe has helped enable us to more rapidly onboard and understand our clients' UC and CC strategies, issues and opportunities. We expect this investment to help our clients further view us as a trusted consultative provider that will result in increased adoption, accelerated momentum and transition to our full-service stack, including the cloud.

•
Continuing to evolve our real-time, automated evaluation of global clients' solution performance, which gives visibility across many different support criteria to enable proactive deep-dives with clients.

Enterprise Cloud and Managed Services
Enterprise Cloud and Managed Services provides a set of managed and private cloud services for enterprise clients, where Avaya runs the production operations of a client’s communications environment, either on their premise (managed services) or hosted on our data centers (private cloud). Avaya is one of the largest communications private cloud providers in the world, having been a leader in this area for the past nine years. Our offering has been based on a fully managed, dedicated set of hardware and software in our data centers or within a client’s data center. Our go-forward strategy is focused on developing a new, innovative, next-generation global virtualized private cloud offering.
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
Our strategy is to build a global virtualized private cloud service based on a set of "Ready Now" reference architectures. In January 2019, we introduced ReadyNow at our customer conference and began roll out in February. Along with several custom elements Avaya has standardized in a "mass custom" model, the key elements of the new offer which will include the following:

1)
A standard set of Avaya OneCloudTM ReadyNow reference architectures that enable quick and effective POC’s and trials, prior to implementing production environments for clients. The cloud platform will be based on Avaya’s industry-leading UC and CC technology that will meet the majority of enterprise client requirements, with the ability to customize.

2)
A new set of automation platforms to effectively build and deploy solutions for clients that will enable Avaya to replicate a client’s sophisticated premise-based implementations to our cloud solution in an unprecedented level of speed, accuracy and effectiveness.

3)	A client success model to help clients ramp up users on the platform and achieve defined business outcomes.

4)
A new Enterprise Communications Cloud Architect team, consisting of some of the best enterprise communications cloud technical talent in the industry, that works with clients in the architecture, design, operations and implementation of their secure virtualized private cloud environment. In addition, the Avaya team will stay with the client as their top technical advisor as they move to full production in their new private cloud environment, helping them fully realize the benefit of the solution and driving adoption, growth and retention.

5)
A set of managed services offers to effectively operate the private cloud environment at a high level of availability, performance and Quality of Service ("QOS") Service Level Agreements ("SLAs"). These offerings will include full multi-vendor support of their current communications technology environment as they begin their migration to the cloud.

6)	A global network of data centers running the same virtualized private cloud architectures, all run with the same industry-leading set of automation, workflow and team.
The Avaya customer set provides an excellent opportunity for growth. We have the relationships and knowledge to become our existing customers cloud communications provider. Our partners' accounts are also an excellent opportunity for growth, with Avaya providing the cloud capability and the partner developing the opportunity to increase recurring revenue with their client set.
Avaya OneCloud
Avaya OneCloud provides cloud solutions that deliver flexible features, functions and value to improve productivity and grow businesses. Avaya OneCloud can be delivered through Avaya Public Cloud solutions, Avaya Enterprise Cloud and Managed Services or Avaya Hybrid Cloud solutions.
Avaya Hybrid Cloud solutions provide a migration path between premise-based and cloud-delivered services. Customers can maximize their on-premise investment, while taking advantage of what the cloud can deliver.
With Avaya Enterprise Cloud and Managed Services, Avaya helps install, operate and manage customer cloud solutions based on service agreements that the customer designs. Avaya can provision the equipment stack and host it on-premise. Avaya OneCloud encompasses our Products & Solutions and Services. Enterprise Cloud and Managed Services can be procured in standard packages or in fully custom arrangements that include on-premises or private cloud options, Service Level Agreements, billing and reporting.
Avaya Public Cloud solutions, including Avaya Cloud Office, are delivered in a cloud-based model ensuring customers have the latest software that helps control costs with self-service tools and reduced operational costs. Our cloud solutions provide customers piece of mind knowing they are always up-to-date, secure and compliant. Our CCaaS and our UCaaS solutions help teams connect, call, meet and collaborate with others using both Avaya and third-party platforms devices or systems from most locations.
Cloud Enablement Products
On May 20, 2019, the Company made a $10 million investment in a UCaaS provider enabling compliance with Federal Risk and Authorization Management Program ("FedRAMP") security requirements. This strategic investment allows Avaya to offer a cloud-based Voice over Internet Protocol infrastructure service via a FedRAMP authorized hosting platform and reinforces our determination to provide industry leading products in the cloud space to an even broader customer base, especially in the restrictive government space.
UCaaS, CCaaS, CPaaS and Converged Platform: The UCaaS, CCaaS and CPaaS services are cloud delivered services that use multi-tenant control technology and containerized communications platforms to extend Avaya’s industry leading contact center, unified communications and disruptive products to the cloud, allowing Avaya-hosted and third parties to make them available as a service. Converged Platform offers our customers a fully enabled turnkey solution with complete Avaya hardware and software for those seeking a rapid solution deployment or who prefer a fully configured and engineered solution from Avaya.
Avaya Powered by IXTM is a partner-hosted cloud solution that offers the complete capabilities of Avaya IP Office, Avaya IP Office Contact Center and Avaya Contact Center Select software. Hosted in the partner’s datacenter, it leverages Avaya’s unique hybrid cloud solutions for seamless integration and migration between a customer’s premises-based solution and cloud-delivered services.
Avaya IXTM Meetings is a cloud service, sold by our partners but hosted by Avaya, where customers can purchase virtual HD video meeting rooms in the cloud for a monthly fee or through an annual contract. Users can connect with Windows, MacOS, iOS and Android devices and through WebRTC enabled browsers, along with video conferencing room systems.
Research and Development ("R&D")
We make substantial investments in R&D to develop new systems, solutions and software in support of business communications, including, but not limited to, converged communications systems, communications applications, multimedia contact center innovations, collaboration tools, messaging applications, video, speech-enabled applications, business infrastructure and architecture, converged mobility systems, cloud offerings, web services, artificial intelligence, communications-enabled business processes and applications, and services for our customers. Over the past three fiscal years, we have invested $800 million in R&D, including technology acquisitions.
We invested 16.7%, 16.9%, and 15.7% in R&D as a percentage of product revenue in fiscal 2019, 2018 and 2017, respectively. These investments reflect a consistent investment in R&D as a percentage of product revenue. Our investments in fiscal 2019 focused on driving innovative cloud solutions across our portfolio, new AI and mobile capabilities, and new releases of our UC and CC solutions.
Patents, Trademarks and Other Intellectual Property
We own a significant number of patents important to our business and we expect to continue to file patent applications to protect our R&D investments in new products and services across all areas of our business. As of September 30, 2019, we had more than 4,500 patents and pending patent applications, including foreign counterpart patents and foreign applications. Our patents and pending patent applications cover a wide range of products and services involving a variety of technologies, including, but not limited to, unified communications (including video, social media, telephony and messaging), contact centers, wireless communications and networking. The durations of our patents are determined by the laws of the country of issuance. For the U.S., patents may be 20 years from the date of the patent's filing, depending upon term adjustments made by the patent office. In addition, we hold numerous trademarks, in the U.S. and in other countries. We also have licenses to intellectual property for the manufacture, use and sale of our products.
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
From time to time, assertions of infringement of certain patents or other intellectual property rights of others have been made against us. In addition, certain pending claims are in various stages of litigation. Based on our experience and customary industry practice, we believe that any licenses or other rights that might be necessary for us to continue with our current business could be obtained on commercially reasonable terms. For more information concerning the risks related to patents, trademarks and other intellectual property, see Item 1A, "Risk Factors-Risks Related to Our Business-Intellectual Property and Information Security-We may be subject to litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling our products or services."
Alliances and Partnerships
Avaya has formed commercial and partnering arrangements through global alliances to expand the availability of our products and services and enhance the value derived by customers. A recent example of such a partnership is Avaya's strategic partnership with RingCentral. Global alliances are strategically oriented technical and commercial relationships with key partners. We have three primary types of global alliances: Global Service Provider alliances, Global Systems Integrator alliances and Ecosystem alliances.

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

2)
Global Systems Integrator alliances are identical in nature to our Global Service Provider alliances, except that these are forged with systems integrator partners, such as IBM, as well as key channel partners with strong professional services and systems integration capabilities, such as ConvergeOne.

3)
Ecosystem alliances are partnering arrangements by Avaya with industry leaders, including Google, IBM Nuance, Salesforce, Verint, Afiniti, Intel and other leading technology companies. These ecosystem alliances expand the already robust set of technology partnerships established through the Avaya DevConnect program with deeper, R&D-led integrations and/or expanded GTM efforts, such as the DevConnect Select Product Program or the Avaya & Friends Program for international markets.

Our channel partners serve our customers worldwide through Avaya Edge, our business partner program. Through certifications, the Avaya Edge program positions reseller partners to sell, implement and maintain our communications systems, applications and services. Avaya Edge offers clearly defined partner categories with financial, technical, sales and marketing benefits that grow with levels of certification. We support partners in the program by providing a portfolio of industry-leading products in addition to sales, marketing and technical support. Although the terms of individual channel partner agreements may deviate from our standard program terms, our standard program agreements for resellers generally provide for a term of one year, with automatic renewal for successive one-year terms. Agreements may generally be terminated by either party for convenience upon 30-days' prior notice, and our standard program agreements for distributors may generally be terminated by either party for convenience upon 90 days prior notice. Certain of our contractual agreements with our largest distributors and resellers, however, permit termination of the relationship by either party for convenience upon prior notice of 180 days. Our partner agreements generally provide for responsibilities, conduct, order and delivery, pricing and payment, and include customary indemnification, warranty and other similar provisions. The Company's largest distributor, ScanSource Inc., is also its largest customer and represented 11% of the Company's total consolidated revenue for fiscal 2019. See Item 1A, "Risk Factors-Risks Related to Our Business-Our Operations, Markets and Competition-Our strategy depends in part on our reliance on our indirect sales channel" for additional information on the Company's reliance on its indirect sales channel.
Development Partnerships
The Avaya DevConnect program is designed to promote the development, compliance-testing and co-marketing of innovative third-party products that are compatible with Avaya’s standards-based products. Member organizations have expertise in a broad range of technologies, including IP telephony, contact center and unified communications applications.
As of September 30, 2019, approximately 30,000 companies have registered with the program, including more than 300 companies operating at higher program levels, eligible for technical support and to submit their products or services for compatibility testing by the Avaya Solution Interoperability and Test Lab ("Avaya Test Lab"). Avaya Test Lab engineers work in concert with each submitting member company to develop comprehensive test plans for each application to validate the product integrations.
Customers
We employ a flexible, go-to-market strategy to support a diverse customer base, ranging in size from small businesses employing a few employees to large government agencies and multinational companies with more than 100,000 employees. As of September 30, 2019, we had a direct or indirect presence in approximately 175 countries worldwide and during the past four fiscal years we served more than 90% of the Fortune 100. Our customers operate in a broad range of industries, including financial services, manufacturing, retail, transportation, energy, media and communications, hospitality, health care, education and government. They represent leading companies from the Forbes Global 2000 from industries such as airlines, auto and truck manufacturers, hotels and motels, major banks and investment services firms.
Sales and Distribution
Our global go-to-market strategy is designed to focus and strengthen our reach and impact on large multinational enterprises, midmarket and regional enterprises and small businesses. Our go-to-market strategy is intended to serve our customers the way they prefer to work with us, either directly with Avaya or indirectly through our sales channel, which includes our global network of channel alliance partners, distributors, dealers, value-added resellers, telecommunications service providers and system integrators. Our sales organizations are equipped with a broad product and software portfolio, complemented with services offerings including product support, integration and other professional services, and Enterprise Cloud and Managed Services.
We continue to focus on efficient deployment of Avaya sales resources, both directly and indirectly through our channel partners, for maximum market penetration and global growth. Our investment in our sales organization includes sales process, skills and solutions curricula for all roles within our sales organization.
Manufacturing and Suppliers
We have outsourced substantially all of our manufacturing operations to several contract manufacturers. Our contract manufacturers produce the vast majority of our products in facilities located in southern China, with other products manufactured in facilities located in Mexico, Taiwan, Germany, Ireland and the U.S. All manufacturing of our products is performed in accordance with detailed specifications and product designs, furnished or approved by Avaya, and is subject to rigorous quality control standards. We periodically review our product manufacturing operations and consider changes we believe may be necessary or appropriate. We also purchase certain hardware components and license certain software components from third-party Original Equipment manufacturers ("OEMs"), which we then resell separately or as part of our products under the Avaya brand.
In some cases, certain components are available only from a single source or from a limited number of suppliers. Delays or shortages associated with these components could cause significant disruption to our operations, although we have not yet had any such event have a material impact on us. We have also outsourced substantially all our warehousing and distribution logistics operations to several providers of such services on a global basis, and any delays or material changes in such services could cause significant disruption to our operations, although many alternative suppliers are active in the market today. For more information on risks related to products, components and logistics, see Item 1A, "Risk Factors-Risks Related to Our Business-Our Operations, Markets and Competition-We rely on third-party contract manufacturers, component suppliers and partners (some of which are sole source and limited source suppliers) and warehousing and distribution logistics providers. If these relationships are disrupted and we are unable to obtain substitute manufacturers, suppliers or partners, on favorable terms or at all, our business, operating results and financial condition may be harmed."
The Company has not experienced any material impacts from the tariffs levied by the U.S. Government on goods manufactured in China and sold into U.S. markets.
Competition
Although we believe we are differentiated from any single competitor, the following represent the Company's primary competitors in various lines of our business:

•	Enterprise UC: Cisco, Microsoft, NEC, Unify, Alcatel-Lucent Enterprise and Huawei.

•	Midmarket UC: Mitel, NEC, Cisco and Microsoft.

•	Cloud Products and Services: Cisco, Microsoft, RingCentral, 8x8, Mitel, Google, LogMeIn, Fuze and Twilio.

•	Video Products and Solutions: Cisco, Microsoft, Zoom, LogMeIn, Google, Poly, Huawei, ZTE, BlueJeans and LifeSize.

•	Enterprise Contact Center Products and Services: Genesys, Cisco, Aspect Software, Huawei, Enghouse Interactive and Mitel.

•	Midmarket Contact Center Products and Services: Genesys, Cisco, Five9, NICE InContact, Amazon and Vonage.
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
For more information on risks related to our competition, see Item 1A, "Risk Factors-Risks Related to Our Business-Our Operations, Markets and Competition-We face formidable competition from providers of unified communications and contact center solutions and services, including cloud-based solutions, and this competition may negatively impact our business and limit our growth."
Employees
As of September 30, 2019, we had approximately 7,900 employees, of whom approximately 2,800 were located in the U.S. and approximately 5,100 were located outside the U.S. Approximately 7,500 were non-represented employees and approximately 350 were represented employees covered by collective bargaining agreements. Of the approximately 350 full-time employees covered by collective bargaining agreements, approximately 328 were in the U.S. and the rest were located outside the U.S. We’ve attracted new talent and strengthened our management team. We’ve assembled a new senior management team who are action-oriented, have a disruptive mindset and the willingness to move the business forward to achieve our objectives.
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
We are currently involved in a few remediations at currently or formerly owned or leased sites, which we do not believe will have a material impact on our business or results of operations. See Item 1A, "Risk Factors-Risks Related to Our Business-Global Operations and Regulations-We may be adversely affected by environmental, health and safety laws, regulations, costs and other liabilities" for a discussion of the potential impact such governmental requirements and climate change risks may have on our business.

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
With Avaya joining the CEO Action for Diversity & Inclusion™ this year, Avaya is looking to build a workforce as diverse as our world.
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
For more information on risks related to data security, see Item 1A, "Risk Factors-Risks Related to Our Business-Our Operations, Markets and Competition-A breach of the security of our information systems, products or services or of the information systems of our third-party providers could adversely affect our business, operating results and financial condition."
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
Each year, we develop our strategic operating plan that serves as a roadmap for implementing our business strategy and the basis for the allocation of resources, investment decisions, product life cycles, process improvements and strategic alliances and acquisitions. In developing the strategic plan, we make certain assumptions including, but not limited to, those related to the market environment, customer demand, evolving technologies, competition, market consolidation, the global economy and our overall strategic priorities for the upcoming fiscal year. We sell business communications solutions and services in markets where the technology available and the utilized go-to-market models are rapidly changing. Actual economic, market and other conditions may be different from our assumptions and we may not be able to successfully execute our strategic operating plan. If we do not successfully execute our strategic operating plan, or if actual results vary significantly from our assumptions, our business, operating results and financial condition could be adversely impacted. Potential adverse impacts include, but are not limited to, investments made in research and development that do not develop into commercially successful products, operating inefficiencies, unsuccessful strategic alliances or acquisitions or lower revenues due to our sales focus being misaligned with customer demand or an inability to compete effectively against competitors.
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
Our strategic operating plan relies in part upon the successful execution of our strategic partnership with RingCentral, Inc. ("RingCentral"), which may not be successful.
Our strategy relies on market acceptance of our cloud-based solutions and investing in being at the forefront of offering these solutions. A strategic partnership between two independent businesses is a complex, costly, and time-consuming process that will require significant management attention and resources. Realizing the benefits of our strategic partnership with RingCentral will depend in part on our ability to work with RingCentral to develop, market and sell Avaya Cloud Office by RingCentral ("Avaya Cloud Office" or "ACO"). Setting up the operations and processes under which we and RingCentral will work together may disrupt our business and, if implemented ineffectively, would limit the expected benefits to us. In addition, the process of bringing ACO to market may take longer than anticipated, which could negate some of our anticipated benefits and revenue opportunities.
The failure to meet the challenges involved in having two businesses work together could harm our ability to realize the anticipated benefits of this partnership and cause an interruption of, or a loss of momentum in, our business activities in a way that could adversely affect our results of operations. Due to this, as well as the potential that we may incur significant costs associated with this partnership but our revenues may not increase as anticipated, our business, operating results and financial condition may be materially and adversely affected.
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
Because we offer customizable solutions for contact centers and unified communications which are cloud-based, on-premise or hybrid solutions, we face a wide range of competitors. Some of our competitors include:

•	Enterprise UC: Cisco, Microsoft, NEC, Unify, Alcatel-Lucent Enterprise and Huawei.

•	Midmarket UC: Mitel, NEC, Cisco and Microsoft.

•	Cloud Products and Services: Cisco, Microsoft, RingCentral, 8x8, Mitel, Google, LogMeIn, Fuze and Twilio.

•	Video Products and Solutions: Cisco, Microsoft, Zoom, LogMeIn, Google, Poly, Huawei, ZTE, BlueJeans and LifeSize.

•	Enterprise Contact Center Products and Services: Genesys, Cisco, Aspect Software, Huawei, Enghouse Interactive and Mitel.

•	Midmarket Contact Center Products and Services: Genesys, Cisco, Five9, NICE InContact, Amazon and Vonage.
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
There has been a trend toward industry consolidation in the markets in which we compete. For instance, companies which provide unified communications are purchasing contact center providers, such as Vonage's acquisition of NewVoiceMedia. We expect this trend to continue as companies attempt to strengthen or hold their positions in an evolving market and as companies are acquired or sell businesses because they are unable to continue all or a portion of their operations. Companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. Furthermore, rapid consolidation, particularly in the service provider market, will lead to fewer customers, with the effect that loss of a major customer could have a material impact on our business.
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
An important element of our growth strategy is our ability to significantly increase revenues generated from sales of our cloud-based communications solutions and related services.  To increase our revenue, we must continue to expand and develop new cloud-based solutions and services offerings as the market rapidly develops and changes.  Our cloud enabled unified communications and contact center solutions and services must offer relevant features and provide consistent high-quality services at competitive prices to attract new customers and migrate existing customers to subscribe to such solutions and services. While we have entered into a strategic partnership with RingCentral that we believe will enhance our cloud-based offerings, there is no assurance that this partnership will provide us with the desired long-term growth opportunities and results as there are a number of dependencies, including successful execution and ACO customer acceptance.
The cloud communications industry is competitive and rapidly evolving, and we expect competition to increase. The functionality, relevance and customer acceptance of our cloud-based solutions and services will depend, in part, on our ability and our partners' ability to integrate these with third-party applications and platforms, including enterprise collaboration, enterprise resource planning, customer relations management, human capital management and other proprietary application suites.
As is typical of any new solution introduced in a rapidly evolving market, the level of demand for, and market acceptance of these new solutions is uncertain. If we successfully expand and develop our cloud-based solutions and services, including, without limitation, ReadyNow and Avaya OneCloud, as well as our development and introduction of Avaya Cloud Office, our business will remain dependent on customer decisions to migrate their legacy communications infrastructures to cloud solutions based on newer technology. While these investment decisions are often driven by macroeconomic factors, customers may also delay the purchase of newer technology due to a range of other factors, including prioritization of other IT projects, delays or failures to meet customers' certifications requirements and the weighing of the costs and benefits of deploying new infrastructures and devices. In addition, customers’ focus on the architecture, management and integration of such new technologies, possible cyber breaches and other security considerations could also affect market acceptance of new solutions. If the market for cloud-based communications fails to develop, develops more slowly than we anticipate, or develops in a manner different than we expect, or if we are not able to successfully develop and expand our cloud-based solutions and services offerings, our cloud-based solutions and services could fail to achieve market acceptance, which in turn could impact our growth strategy and materially and adversely affect our business, operating results and financial condition.
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
In addition, our solutions need to keep pace with new smart devices and the release of new operating systems so that our customers may continue to use and manage our cloud-based solutions on smart devices. The creation, support and maintenance of our mobile applications may require significant resources and requires us to maintain good relations with the application developers and users. If we are unable to support the mobile platforms which our customers use or maintain good working relationships with these developers and users, our growth, business and operating results may be impacted.
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
There can be no assurance that we will be successful in maintaining, expanding or developing relationships with channel partners. If we are not successful, we may lose sales opportunities, customers or market share. Although the terms of individual channel partner agreements may deviate from our standard program terms, our standard program agreements for resellers generally provide for a term of one year with automatic renewals for successive one-year terms and generally may be terminated by either party for convenience upon 30 days' notice. Our standard program agreements for distributors generally may be terminated by either party for convenience upon 90 days' prior written notice. Certain of our contractual agreements with our largest distributors and resellers, however, permit termination of the relationship by either party for convenience upon prior notice of 180 days. See Part I, Item 1, "Business-Alliances and Partnerships" to this Annual Report on Form 10-K for more information on our global channel partner program and the standard terms of our program agreements.
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
We have outsourced substantially all of our manufacturing operations to several contract manufacturers. Our contract manufacturers produce the vast majority of our products in facilities located in southern China, with other products manufactured in facilities located in Mexico, Taiwan, Germany, Ireland and the U.S. All manufacturing of our products is performed in accordance with detailed specifications and product designs furnished or approved by us and is subject to rigorous quality control standards. We periodically review our product manufacturing operations and consider changes we believe may be necessary or appropriate. Although we closely manage the transition process when manufacturing changes are required, we could experience disruption to our operations during any such transition. Any such disruption could negatively affect our reputation and our operating results. We also purchase certain hardware components and license certain software components and resell them separately or as part of our products under the Avaya brand. In some cases, certain components are available only from a single source or from a limited source of suppliers. These sole source and limited source suppliers may stop selling their components at commercially reasonable prices or at all. Interruptions, delays or shortages associated with these components could cause significant disruption to our operations. We may not be able to make scheduled product deliveries to our customers in a timely fashion. We could incur significant costs to redesign our products or to qualify alternative suppliers, which would reduce our realized margins. We have also outsourced substantially all of our warehousing and distribution logistics operations to several providers of such services on a global basis, and any delays or material changes in such services could cause significant disruption to our operations.
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
The U.S. government has adopted a new approach to trade policy, including in some cases renegotiating and terminating certain existing bilateral or multi-lateral trade agreements, such as the North American Free Trade Agreement ("NAFTA"). The U.S. government has also initiated tariffs on certain foreign goods from a variety of countries and regions, most notably China, and has raised the possibility of imposing significant, additional tariff increases or expanding the tariffs to capture other types of goods. In response, many of these foreign governments have imposed retaliatory tariffs on goods that their countries import from the U.S. Changes in U.S. trade policy have and may continue to result in one or more foreign governments adopting responsive trade policies that make it more difficult or costly for us to do business in or import our products from those countries.  This in turn could require us to increase prices to our customers, which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold.
We cannot predict the extent to which the U.S. or other countries will impose new or additional quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of our products in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.  The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could have a material adverse effect on our business, operating results and financial condition.
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
We take cybersecurity seriously and devote significant resources and tools to protect our systems, products and data from unwanted intrusions and to ensure we meet our contractual and regulatory obligations. However, these security efforts are costly to implement and may not be successful. There can be no assurance that we will be able to prevent, detect and adequately address or mitigate such cyber-attacks or security breaches. We investigate potential data breach issues identified through our security procedures and terminate, mitigate and remediate such issues as appropriate. Past incidents have involved outside actors and internal issues stemming from certain configuration and migration issues of our internal applications to other platforms. Any such breach could have a material adverse effect on our operating results and our reputation as a provider of business communications products and services and could cause irreparable damage to us or our systems regardless of whether we or our third-party providers are able to adequately recover critical systems following a systems failure. In addition, regulatory or legislative action related to cybersecurity, privacy and data protection worldwide, such as the European GDPR, which went into effect in May 2018, may increase the costs to develop, implement or secure our products and services. We expect cybersecurity regulations to continue to evolve and be costly to implement. If we violate or fail to comply with such regulatory or legislative requirements, we could be fined or otherwise sanctioned and such fines or penalties could have a material adverse effect on our business and operations.
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

Contracting with government entities can be complex, expensive and time-consuming.
The procurement process for government entities is in many ways more challenging than contracting in the private sector. We must comply with laws and regulations relating to the formation, administration, performance and pricing of contracts with government entities, including U.S. federal, state and local governmental bodies. These laws and regulations may impose added costs on our business or prolong or complicate our sales efforts, and failure to comply with these laws and regulations or other applicable requirements could lead to claims for damages from our customers, penalties, termination of contracts and other adverse consequences. Any such damages, penalties, disruptions or limitations in our ability to do business with government entities could have a material adverse effect on our business, operating results and financial condition.
Government entities often require highly specialized contract terms that may differ from our standard arrangements. Government entities often impose compliance requirements that are complicated, require preferential pricing or “most favored nation” terms and conditions, or are otherwise time-consuming and expensive to satisfy. Compliance with these special standards or satisfaction of such requirements could complicate our efforts to obtain business or increase the cost of doing so. Even if we do meet these special standards or requirements, the increased costs associated with providing our solutions to government customers could harm our margins.
Business communications solutions are complex, and design defects, errors, failures or "bugs" may be difficult to detect and correct and could harm our reputation, result in significant costs to us and cause us to lose customers.
Business communications products are complex, integrating hardware, software and many elements of a customer’s existing network and communications infrastructure. Despite testing conducted prior to the release of solutions to the market and quality assurance programs, hardware may malfunction and software may contain "bugs" that are difficult to detect and fix. Any such issues could interfere with the expected operation of a solution, which might negatively impact customer satisfaction, reduce sales opportunities or affect gross margins.
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
Preventing unauthorized use or infringement of our intellectual property rights is inherently difficult. Moreover, it may be difficult or practically impossible to detect theft or unauthorized use of our intellectual property. For example, we actively combat software piracy as we enforce our intellectual property rights, but we nonetheless lose significant revenue due to illegal or unauthorized use of our software. If piracy activities continue at historical levels or increase, they may further harm our business. Enforcement of our intellectual property rights also depends on our legal actions being successful against these infringers, but these actions may not be successful, even when our rights have been infringed.
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
We are subject to the data privacy and protection laws and regulations adopted by federal, state and foreign governmental agencies, including the European Union's ("EU") GDPR. Data privacy and protection is highly regulated and GDPR imposes new obligations on companies, including us, who process personal data of data subjects who are in the EU, regardless of whether or not that processing takes place in the EU. These requirements substantially increase potential liability for all such companies for failure to comply with data protection rules.
Privacy laws restrict our storage, use, processing, disclosure, transfer and protection of personal information, including credit card data, provided to us by our customers as well as data we collect from our customers and employees. We strive to comply with all applicable laws, regulations, policies and legal obligations relating to privacy and data protection. From time to time we have notified the Hessen authorities, our lead supervisory authority in the EU, of certain personal data breaches and privacy issues. If the authorities determine that we have not complied with applicable laws and regulations, we may be subject to fines, penalties and lawsuits, and our reputation may suffer. In particular, fines imposed on other companies by various data privacy regulatory authorities from the EU for violations of the GDPR have been significant in amount. Furthermore, we may be subject to increased scrutiny going forward and we may also be required to make modifications to our data practices that could have an adverse impact on our business.
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
We do business in approximately 175 countries. We conduct significant sales and customer support operations and significant amounts of our R&D activities in countries outside of the U.S., and we also depend on non-U.S. operations of our contract manufacturers and our channel partners. For fiscal 2019, we derived 46% of our revenue from sales outside of the U.S., with the most significant portions generated from Germany, the United Kingdom and Canada. In addition, we intend to continue to grow our business internationally. The vast majority of our contract manufacturing also takes place outside the U.S., primarily in southern China.
Accordingly, our results could be materially and adversely affected by a variety of uncontrollable and changing factors relating to international business operations, including:

•
economic conditions and geopolitical developments, including trade sanctions, changes to significant trading relationships such as the United Kingdom’s ongoing process of withdrawal from the EU, and the negotiation of new or revised international trade arrangements;

•	political or social unrest, economic instability or corruption or sovereign debt risks in a specific country or region;

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
Certain of our cloud-based communications and collaboration solutions are regulated in the U.S. by the Federal Communications Commission and various state and local agencies, and across the globe by governments of various foreign countries. Furthermore, we are subject to existing or potential regulations relating to privacy, protection of customer information, disability access, porting of numbers, Universal Service and Telecommunications Relay Service Fund contributions, emergency access, law enforcement intercept, and other requirements. In addition, government agencies in other countries impose their own regulatory requirements on those solutions. If we do not comply with applicable federal, state, local and foreign rules and regulations, we could be subject to enforcement actions, fines, loss of licenses and possible restrictions on our ability to operate or offer certain of our solutions or requirements to modify certain solutions, which could have a material adverse effect on our operating results and financial condition. Moreover, changes in telecommunications requirements, or regulatory requirements in other industries in which we operate now or in the future, could have a material adverse effect on our business, operating results and financial condition.
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
The timing of the proposed exit was recently extended and is now scheduled for January 31, 2020. However, the impact on regulatory regimes remains uncertain. At this time, we cannot predict the impact that an actual exit from the EU will have on our business generally and our United Kingdom subsidiaries more specifically, and no assurance can be given that our operating results, financial condition and prospects would not be adversely impacted by the result.
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
We are also subject to various local, federal and international laws and regulations regarding the materials content and electrical design of our products that require us to be financially responsible for the collection, treatment, recycling and disposal of those products. For example, the EU has adopted the Restriction on Hazardous Substances and Waste Electrical and Electronic Equipment Directive, with similar laws and regulations being enacted in other regions. Since May 2014, the U.S. requires companies to publicly disclose their use of conflict minerals that originated in the Democratic Republic of the Congo, or an adjoining country. Additionally, requirements such as the EU Energy Labelling Directive, impose requirements relating to the energy efficiency of our products. Our failure or the undetected failure of our supply chain to comply with existing or future environmental, health and safety requirements could subject us to liabilities exceeding our reserves or adversely affect our business, operating results or financial condition.
A growing number of climate change regulations and initiatives are either in force or pending at the local, federal and international levels as part of a transition to a lower-carbon economy that is underway globally. With growing awareness of climate change, the demand for lower emissions products and services is increasing. As we continue to shift our products and services to the cloud, this creates an opportunity to serve customers' needs and requirements. The lower-carbon economy may also entail extensive policy, legal, technology and market changes to address mitigation and adaptation requirements related to climate change. Depending on the nature, speed and focus of these changes, transition risks may pose varying levels of financial and reputational risk to our organization. Our operations and supply chain could face increased climate change-related regulations, modifications to transportation to meet lower emission requirements, changes to types of materials used for products and packaging to reduce emissions, increased utility costs to address cleaner energy technologies, increased costs related to severe weather events, and emissions reductions associated with operations, business travel or products. These costs and changes to operations could have a financial impact on our business and result in an adverse impact on our operating results or reputation.
A violation of the FCPA may adversely affect the Company's business and operations.
As a U.S. corporation, we are subject to the regulations imposed by the Foreign Corrupt Practices Act (the "FCPA"), which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or maintaining business. We have adopted stringent procedures to enforce compliance with the FCPA. Nevertheless, we do business and may do additional business in the future in countries and regions where strict compliance with anti-bribery laws may not be customary and we may be held liable for actions taken by our strategic or local partners even though these partners may not be subject to the FCPA. Our personnel and intermediaries, including our local operators and strategic partners, may face, directly or indirectly, corrupt demands by government officials, political parties and officials, tribal or insurgent organizations, or private entities in the countries in which we operate or may operate in the future. As a result, we face the risk that an unauthorized payment or offer of payment could be made by one of our employees or intermediaries, even if such parties are not always subject to our control or are not themselves subject to the FCPA or other similar laws to which we may be subject. Any allegation or determination that we have violated the FCPA could have a material adverse effect on our business, financial position, results of operations and cash flows.
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
We also experience some seasonal trends in the sale of our products that also may produce variations in quarterly results and financial condition. Typically, our second fiscal quarter is our weakest and our fourth fiscal quarter is our strongest. Many of the factors that create and affect seasonal trends are beyond our control.
In addition, the Company applied fresh start accounting upon its emergence from bankruptcy. As a result, assets and liabilities were adjusted to fair value as of the Emergence Date. Accordingly, our financial condition and operating results after the Emergence Date are not comparable to the financial condition and operating results reflected in our historical Consolidated Financial Statements prior to the Emergence Date.
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
The Company is subject to taxes in the U.S. and numerous foreign jurisdictions, where a number of the Company’s subsidiaries are organized or the Company's solutions and devices are sold. Due to economic and political conditions, tax rates in various jurisdictions including the U.S. may be subject to change. The Company’s future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws or their interpretation.
U.S. tax reform legislation enacted in December 2017 known colloquially as the "Tax Cuts and Jobs Act," among other things, makes significant changes to the rules applicable to the taxation of corporations, such as changing the corporate tax rate to a flat 21% rate, modifying the rules regarding limitations on certain deductions for executive compensation, introducing a capital investment deduction in certain circumstances, placing certain limitations on the interest deduction, modifying the rules regarding the usability of certain net operating losses, implementing a minimum tax on the "global intangible low-taxed income" of a "United States shareholder" of a "controlled foreign corporation," modifying certain rules applicable to U.S. shareholders of controlled foreign corporations, imposing a deemed repatriation tax on certain earnings and adding certain anti-

base erosion rules. It is possible that any amendment to these new rules, or clarification as to the application thereof, may have a material and adverse impact on our operating results, cash flows and financial condition.
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
We are a global company with significant international operations and we transact business in many currencies. As such, we are exposed to adverse movements in foreign currency exchange rates. The majority of our revenues and expenses are denominated in U.S. dollars. However, we are exposed to foreign currency exchange rate fluctuations related to certain revenues and expenses denominated in foreign currencies. Our primary currency exposures relate to net operating expenses denominated in Euro, Indian Rupee and Mexican Peso. These exposures may change over time as business practices evolve and the geographic mix of our business changes. In addition, a portion of our borrowings bears interest at prevailing interest rates based upon the LIBOR Rate plus an applicable margin. Therefore, we are subject to risk from changes in interest rates on the variable component of the rate.  From time to time we use derivative instruments to hedge foreign currency risks associated with certain monetary assets and liabilities, primarily accounts receivable, accounts payable and certain intercompany obligations, as well as to hedge risks associated with changes in interest rates. The measures we have taken to help mitigate these risks are discussed in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of this Annual Report on Form 10-K. However, any attempts to hedge against foreign currency exchange rate and/or interest rate fluctuation risk may be unsuccessful and result in an adverse impact to our operating results, financial condition and cash flows.
We also continuously monitor economic conditions, including inflation rates, in the various foreign locations in which we operate. As of July 1, 2018, we concluded that Argentina represents a hyperinflationary economy as its projected three-year cumulative inflation rate exceeds 100%. As a result, we changed the local functional currency for our Argentinian operations from the Argentine Peso to the U.S. Dollar effective July 1, 2018 and remeasured the financial statements for those operations to the U.S. Dollar as of July 1, 2018 in accordance with ASC 830 "Foreign Currency Matters." Although the remeasurement on July 1, 2018 did not have an impact on our Consolidated Financial Statements, foreign exchange transaction gains and losses recognized on or after July 1, 2018 will be based on Argentina’s new U.S. dollar functional currency.
If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.
Section 404 of the Sarbanes-Oxley Act of 2002 requires that we establish and maintain internal control over financial reporting and we are also required to establish disclosure controls and procedures under applicable SEC rules. An effective internal control environment is necessary to enable us to produce reliable financial reports and is an important component of our efforts to prevent and detect financial reporting errors and fraud. Management is required to provide an annual assessment on the effectiveness of our internal control over financial reporting and our independent registered public accounting firm is also required to attest to the effectiveness of our internal control over financial reporting. Our and our auditor’s testing may reveal significant deficiencies in our internal control over financial reporting that are deemed to be material weaknesses and render our internal control over financial reporting ineffective. In the past these assessments and similar reviews have led to the discovery of material weaknesses, all of which have been remediated. However, no assurance can be given that we won't discover material weaknesses in the future. We have incurred and we expect to continue to incur substantial accounting and auditing expense and expend significant management time in complying with the requirements of Section 404.
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
From time to time we may initiate cost savings programs designed to streamline operations. As discussed in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Factors and Trends Affecting Our Results of Operations," we have initiated such programs historically, and we will continue to evaluate similar opportunities to the extent the business need arises. These types of cost-reduction activities are complex. Even if we carry out these strategies in the manner we expect, we may not be able to achieve the efficiencies or savings we anticipate or on the timetables we anticipate. Any expected efficiencies and benefits might be delayed or not realized, and, as a result, our operations and business could be disrupted. Our ability to realize gross margin improvements and other efficiencies expected to result from these initiatives is subject to many risks, including delays in the anticipated timing of activities, lack of sustainability in cost savings over time, unexpected costs associated with operating our business, our success in reinvesting any savings arising from these initiatives, time required to complete planned actions, absence of material issues associated with workforce reductions and avoidance of unexpected disruptions in service. A failure to implement these types of initiatives or realize expected benefits could have an adverse effect on our financial condition that could be material.
If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.
At September 30, 2019, the Company had $2,891 million of intangible assets and $2,103 million of goodwill on its Consolidated Balance Sheet. The intangible assets are principally composed of technology and patents, customer relationships, and trademarks and trade names. Goodwill and intangible assets with indefinite lives are tested for impairment on an annual basis and also when events or changes in circumstances indicate that impairment may have occurred. Intangible assets with determinable lives, which were $2,558 million at September 30, 2019, are tested for impairment only when events or changes in circumstances indicate that an impairment may have occurred. Determining whether an impairment exists can be difficult and requires management to make significant estimates and judgments. During fiscal 2019, the Company recorded a goodwill impairment charge of $657 million related to the Company's Products & Solutions segment primarily due to a sustained decrease in the Company's stock price and a reduction in the Company's long-term forecast. To the extent that business conditions deteriorate further in this or other segments, or if changes in key assumptions and estimates differ significantly from management's expectations, it may be necessary to record additional impairment charges in the future. See Note 8, "Goodwill,"

and Note 9, "Intangible Assets," to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
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
We operate several defined benefit plans in Germany (collectively, the "German Plans") and as of September 30, 2019, the total projected benefit obligation for the German Plans of $531 million exceeded plan assets of $4 million, resulting in an aggregate pension liability for the German Plans of $527 million. Under the German Plans, which were closed to new members in 2006, retirees generally benefit from the receipt of a perpetual annuity at retirement, based on their years of service and ending salary. The total projected benefit obligation is based on actuarial valuations, which themselves are based on assumptions and estimates about the long-term operation of the plans, including mortality rates of members, the performance of financial markets and interest rates. Our funding requirements for future years may increase from current levels depending on the net liability position of these plans. In addition, if the actual experience of the plans differs from our assumptions, the net liability could increase and additional contributions may be required. Changes to pension legislation in Germany may also adversely affect our funding requirements. Increases in the net pension liability or increases in future cash contributions could have a material adverse effect on our cash flows, operating results and financial condition.
Risks Related to Our Indebtedness
Our degree of leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk on our variable rate debt and prevent us from meeting obligations on our indebtedness.
We have a significant amount of debt outstanding. As of September 30, 2019, we had $2,874 million of loans outstanding under the Term Loan Credit Agreement, $44 million issued and outstanding letters of credit and guarantees under the ABL Credit Agreement, and $350 million of 2.25% convertible senior notes due June 15, 2023 (the "Convertible Notes") outstanding (all as defined in Part II, Item 8, Note 12, "Financing Arrangements" of this Annual Report on Form 10-K). In addition, as of September 30, 2019 we could have borrowed an additional $142 million under our ABL Credit Agreement. In November 2019, the Company made a debt principal paydown of $250 million.
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
Our ability to make scheduled payments on or to refinance our debt obligations and to fund our planned capital expenditures, acquisitions and other ongoing liquidity needs depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. There can be no assurance that we will maintain a level of cash flow from operating activities in an amount sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our credit facilities restrict the ability of Avaya Inc. and certain of its subsidiaries to dispose of assets and use the proceeds from the disposition. Accordingly, we may not be able to consummate those dispositions or to obtain any proceeds on terms acceptable to us or at all, and any such proceeds may not be adequate to meet any debt service obligations when due.
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

Risks Related to Ownership of Our Common Stock, Preferred Stock and Convertible Notes
An active trading market for our common stock may not be sustained.
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
Our common stock is listed on the New York Stock Exchange and the price for our common stock has historically been volatile. The market price of our common stock, as well as our Convertible Notes (as they are convertible into our common stock), may continue to be highly volatile and may fluctuate substantially due to the following factors (in addition to the other risk factors described in this section):

•	general economic conditions;

•	political dynamics in the countries we operate in;

•	fluctuations in our operating results;

•	variances in our financial performance from the expectations of equity and/or debt research analysts;

•	conditions and trends in the markets we serve;

•	announcements of significant new services or products by us or our competitors;

•	additions of or changes to key employees;

•	changes in market valuations or earnings of our competitors;

•	trading volumes of our common stock and/or Convertible Notes;

•	future sales of our equity securities and/or future issuances of indebtedness;

•	changes in the estimation of the future sizes and growth rates of our markets;

•	legislation or regulatory policies, practices or actions;

•
hedging or arbitrage trading activity by third parties, including by the counterparties to the note hedge and warrant transactions that we entered into in connection with the issuance of the Convertible Notes; and

•
dilution that may occur upon any conversion of shares of our Series A Preferred Stock or the Convertible Notes or the exercise of the warrants we issued in connection with the issuance of the Convertible Notes.

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
The issuance of shares of our Series A Convertible Preferred Stock to RingCentral dilutes the relative voting power and ownership of holders of our common stock and may adversely affect the market price of our common stock.
Pursuant to an Investment Agreement, dated as of October 3, 2019, by and between us and RingCentral, we sold 125,000 shares of our newly designated Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) to RingCentral on October 31, 2019 (the “Closing”).

The shares sold to RingCentral at the Closing represent approximately 6% of our outstanding common stock on an as-converted basis. The Series A Preferred Stock is convertible at the option of the holder at any time into shares of common stock at an initial conversion price of $16.00 per share, subject to adjustment as set forth in the Certificate of Designations which details the terms and conditions of the Series A Preferred Stock.
The holders of our Series A Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the holders of our common stock. Prior to our receipt of an approval by our stockholders as required under New York Stock Exchange Listed Company Manual Rule 312.03 (“Stockholder Approval”), RingCentral's aggregate voting power of the Series A Preferred Stock and other shares of our common stock which may be issued to them under that certain Framework Agreement, dated as of October 3, 2019, by and between Avaya Inc. and RingCentral (the "Framework Agreement"), will be limited to the voting power equivalent to no more than 19.9% of our outstanding common stock. If Stockholder Approval is obtained, this limitation will no longer apply. Notwithstanding that limit, the issuance of the Series A Preferred Stock to RingCentral effectively reduces the relative voting power of the holders of our common stock. The conversion of the Series A Preferred Stock into common stock would dilute the ownership interest of existing holders of our common stock.
For a period of eighteen months following issuance of Series A Preferred Stock, the sale or transfer of the Series A Preferred Stock and the common stock issuable upon conversion thereof is subject to certain lock up provisions that, subject to exceptions, prohibit sale or transfer. Following expiration of RingCentral’s eighteen-month lock-up period, any sales in the public market of the common stock issuable upon conversion of the Series A Preferred Stock could adversely affect prevailing market prices of our common stock. We granted RingCentral customary registration rights in respect of any shares of common stock issued upon conversion of the Series A Preferred Stock. These registration rights would facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of our common stock available for public trading. Sales by RingCentral of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.
Our Series A Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could adversely affect our liquidity and financial condition and result in the interests of RingCentral differing from those of our common stockholders.
As a holder of our Series A Preferred Stock, RingCentral is entitled to:

•
receive dividends, in preference and priority to holders of our common stock or other series of Company stock, which will accrue on a daily basis at the rate of 3% per annum of the stated value of the Series A Preferred Stock. The stated value of the Series A Preferred Stock is initially $1,000 per share and it will be increased by the sum of any dividends on such shares not paid in cash. These dividends are cumulative, compound quarterly and are paid quarterly in arrears.

•
participate in any dividends we pay on our common stock, equal to the dividend which holders would have received if their Series A Preferred Stock had been converted into common stock on the date such common stock dividend was determined.

•
receive, in the event our Company is liquidated or dissolved, before any distribution is made to holders of our common stock, an amount equal to the liquidation preference (which equals the stated value referenced above plus any accrued and unpaid dividends) for each share of Series A Preferred Stock held.

RingCentral also has certain redemption rights or put rights to require us to repurchase all or any portion of the Series A Preferred Stock after the termination of the Framework Agreement or upon the occurrence of certain events.
These dividend and share repurchase obligations could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions and other general corporate purposes and could limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition.
RingCentral has certain consent rights over charter amendments and issuances of senior equity and the ability to designate a member of our Board of Directors.
The transaction documents entered into in connection with the sale of the Series A Preferred Stock to RingCentral grant to RingCentral customary consent rights with respect to certain actions by us, including:

•	amending our organizational documents in a manner that would have an adverse effect on the Series A Preferred Stock; and

•	issuing securities that are senior to, or equal in priority with, the Series A Preferred Stock.
In addition, pursuant to an Investor Rights Agreement, until such time when RingCentral and its affiliates hold or beneficially own less than 4,759,339 shares of our common stock (on an as-converted basis), RingCentral has the right to nominate one person for election to our Board of Directors and our Board of Directors will recommend that our stockholders vote in favor of such nominee.
The director designated by RingCentral is entitled to attend meetings of our Board’s Audit, Compensation, and Nominating and Governance Committees as a non-voting observer, or such director may choose to serve on the Audit Committee and Nominating and Corporate Governance Committees of our Board, subject to applicable law and stock exchange rules. Such director is also entitled to be an observer to the Compensation Committee of our Board.
To the extent that we seek to raise capital in the form of senior preferred stock, for instance because it is the most efficient or only form of capital available to us, or we need to amend our organizational documents for whatever reason and RingCentral does not provide its consent to any such issuance or amendment, it could have a material adverse effect on our business and/or liquidity.
RingCentral has certain redemption or put rights to require us to repurchase all or any portion of the Series A Preferred Stock for cash. We may not be able to raise the funds necessary to finance such a required repurchase.
RingCentral has certain redemption or put rights to require us, to repurchase all or any portion of the Series A Preferred Stock for cash. RingCentral can exercise such redemption rights, upon at least 21 days’ notice, after the termination of the Framework Agreement or upon the occurrence of certain events. If and to the extent this redemption right is exercised, we would have to purchase each share of Series A Preferred Stock at the per share price equal to the stated value of the Series A Preferred Stock, which is initially $1,000 per share and which will be increased by the sum of any dividends on such shares, plus all accrued but unpaid dividends.
It is possible that we would not have sufficient funds to make any required repurchase of Series A Preferred Stock. Moreover, we may not be able to arrange financing, to pay the repurchase price.
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
In connection with the pricing of the Convertible Notes, we entered into a convertible note hedge ("Bond Hedge") transaction with each of Barclays Bank PLC, Credit Suisse Capital LLC and JPMorgan Chase Bank, National Association (the "Call Spread Counterparties"). The Bond Hedge transactions reduced the potential dilution upon conversion of the Convertible Notes. We also entered into a warrant ("Call Spread Warrant") transaction with each of the Call Spread Counterparties. The Call Spread Warrant transactions could separately have a dilutive effect on our earnings per share to the extent that the market price per share of our common stock exceeds the applicable strike price of the Call Spread Warrants.
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
Significant exercises of equity awards or warrants or conversion of preferred stock or convertible debt could adversely affect the market price of the Company’s common stock.
As of September 30, 2019, we had 111,046,085 shares of common stock issued and 111,033,405 shares of common stock outstanding. The total number of shares of our common stock issued and outstanding does not include 4,261,081 shares and 5,645,200 shares that may be issued upon the exercise or vesting of equity awards and warrants issued upon emergence from bankruptcy, respectively. In addition, we have the ability to issue an additional 1,002,131 equity awards tied to our common stock under our currently authorized equity incentive plans. Furthermore, the maximum number of shares of common stock issuable upon conversion of our Convertible Notes is 16,393,440 and our Series A Preferred Stock issued to RingCentral is initially convertible into 7,812,500 shares of common stock. The exercise of equity awards and warrants and the conversion of our convertible debt instruments and preferred stock could adversely affect the price of the Company’s common stock, will reduce the percentage of common stock held by the Company’s current stockholders and may cause its current stockholders to suffer significant dilution, which may adversely affect the market.
Our amended and restated certificate of incorporation and our amended and restated bylaws may impede or discourage a takeover, which could reduce the market price of our common stock and the value of the preferred stock and the Convertible Notes.
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

These provisions could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce the market price of our common stock and the value of our preferred stock and Convertible Notes. In addition, our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in the name of the Company, actions against our directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
As of September 30, 2019, we had 131 leased facilities located in 58 countries. These included 11 primary research and development facilities located in Canada, Czech Republic, India, Ireland, Italy and the U.S. Our real property portfolio consists of aggregate floor space of 2.4 million square feet, substantially all of which is leased. Our lease terms range from monthly leases to 10 years. We believe that all of our facilities are in good condition and are well maintained. Our facilities are used for the current operations of all operating segments. For additional information regarding obligations under operating leases, see Note 23, "Commitments and Contingencies," to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 3.	Legal Proceedings
The information concerning legal proceedings set forth under Note 23, "Commitments and Contingencies," in Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, is incorporated herein by reference.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The common shares of Avaya Holdings Corp. are listed on the New York Stock Exchange ("NYSE") and began trading on the NYSE on January 17, 2018, under the symbol "AVYA."
Number of Holders of Common Shares
The number of record holders of the common shares as of October 31, 2019 was 152. That number does not include the beneficial owners of shares held in "street" name or held through participants in depositories, such as The Depository Trust Company.
Dividends
No dividends were paid by Avaya Holdings Corp. over the past two fiscal years and do not anticipate paying any cash dividends in the foreseeable future.
Purchases of Equity Securities by the Issuer
The following table provides information with respect to purchases by the Company of shares of the common stock during the quarter ended September 30, 2019:

	Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under Plans or Programs(2)(3)
July 1 - 31, 2019	90,003	$11.9100	—	$15,000,000
August 1 - 31, 2019	8,011	$12.1500	—	$15,000,000
September 1 - 30, 2019	—	$—	—	$15,000,000
Total	98,014		—
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
(3) On October 1, 2019, the Company's Board of Directors approved a stock repurchase program, authorizing the Company to repurchase the Company’s Common Stock for an aggregate expenditure of up to $500 million. The repurchases may be made from time to time in the open market, through block trades or in privately negotiated transactions. See Note 26, "Subsequent Events," to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Recent Sales of Unregistered Securities
None.

Stock Performance Graph
The following graph compares the cumulative total return on our common stock for the period from December 19, 2017, the date the common stock began trading, through September 30, 2019, with the total return over the same period on the Russell 2000 Index and the NASDAQ Computer Index. The graph assumes that $100 was invested on December 19, 2017 in the Company's common stock and in each of the indices and assumes reinvestment of dividends, if any. The graph is based on historical data and is not necessarily indicative of future price performance.

	12/19/17	12/29/17	03/29/18	06/29/18	09/28/18	12/31/18	03/29/19	06/28/19	09/30/19
Avaya Holdings Corp.	$100.00	$106.69	$136.17	$122.07	$134.59	$88.51	$102.31	$72.40	$62.19
Russell 2000 Index	$100.00	$99.92	$99.52	$106.92	$110.40	$87.75	$100.19	$101.94	$99.13
NASDAQ Computer Index	$100.00	$98.21	$100.68	$107.76	$116.13	$94.59	$112.28	$116.62	$121.79
This Performance Graph will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference. In addition, the Performance Graph will not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, other than as provided in Regulation S-K, or to the liabilities of section 18 of the Securities Exchange Act of 1934, except to the extent that the Company specifically requests that such information be treated as soliciting material or specifically incorporates it by reference into a filing under the Securities Act or the Exchange Act.

Item 6.	Selected Financial Data
The selected Consolidated Statements of Operations data for fiscal 2019 (Successor), the period from December 16, 2017 through September 30, 2018 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor) and fiscal 2017 (Predecessor), and the selected Consolidated Balance Sheets data as of September 30, 2019 and 2018, are derived from our audited Consolidated Financial Statements included in this Form 10-K. The selected Consolidated Statements of Operations data for fiscal 2016 and 2015, and the selected Consolidated Balance Sheets data as of September 30, 2017, 2016 and 2015, are derived from audited Consolidated Financial Statements that are not included in this Form 10-K. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included in Part II, Item 8, "Consolidated Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.

	Successor		Predecessor
Statement of Operations Data:	Fiscal year ended September 30, 2019	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal years ended September 30,
(In millions, except per share amounts)				2017	2016	2015
Revenue	$2,887	$2,247	$604	$3,272	$3,702	$4,081
Net (loss) income	(671)	287	2,977	(182)	(730)	(168)
(Loss) earnings per share:
Basic	$(6.06)	$2.61	$5.19	$(0.43)	$(1.54)	$(0.43)
Diluted	$(6.06)	$2.58	$5.19	$(0.43)	$(1.54)	$(0.43)

	Successor		Predecessor
Balance Sheet Data:	As of September 30,		As of September 30,
(In millions)	2019	2018	2017	2016	2015
Cash and cash equivalents	$752	$700	$876	$336	$323
Total assets	6,950	7,679	5,898	5,821	6,836
Total debt (including current and long-term portion)	3,119	3,126	725	6,018	5,967
Liabilities subject to compromise	—	—	7,705	—	—
Capital leases	19	31	26	56	61
Total stockholders' equity (deficit)	1,300	2,051	(5,013)	(5,023)	(4,001)

	Successor		Predecessor
Other Financial Data:	Fiscal year ended September 30, 2019	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal years ended September 30,
(In millions)				2017	2016	2015
Cash provided by (used for) operating activities	$241	$202	$(414)	$301	$113	$215
EBITDA(a)	(3)	289	3,479	370	125	724
Adjusted EBITDA(a)	706	611	135	866	940	900
(a) Each of EBITDA and Adjusted EBITDA are non-GAAP financial measures. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations-EBITDA and Adjusted EBITDA" for a definition and explanation of EBITDA and Adjusted EBITDA and reconciliation of net (loss) income to EBITDA and Adjusted EBITDA.
The following are significant items affecting the comparability of the selected consolidated financial data for the periods presented:

•
On December 15, 2017, the Company emerged from bankruptcy and applied fresh start accounting, which required the allocation of its reorganization value to its individual assets based on their estimated fair values. As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the Consolidated Financial Statements after December 15, 2017 are not comparable with the Consolidated Financial

Statements as of or prior to that date. See Note 5, "Fresh Start Accounting," to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a more detailed discussion.

•
The Company adopted ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" and its related amendments (collectively "ASC 606"), on October 1, 2018, using the modified retrospective method. As a result, the reported results for fiscal 2019 reflect the application of ASC 606, while the reported results for prior fiscal years are not adjusted and continue to be reported under ASC 605.

•
In fiscal 2019 (Successor), 2017 (Predecessor) and 2016 (Predecessor), the Company recorded pre-tax impairment charges of $659 million, $117 million and $542 million, respectively, related to goodwill and indefinite-lived intangible assets. See Note 8, "Goodwill," and Note 9, "Intangible Assets," to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

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

•
The Company acquired Spoken on March 9, 2018. Spoken has been included in the Company's results of operations since the acquisition date. See Note 7, "Business Combinations," to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a more detailed discussion.

•
The Company sold its Networking business on July 14, 2017 which resulted in a pre-tax gain of $2 million in fiscal 2017 (Predecessor). See Note 4, "Emergence from Voluntary Reorganization under Chapter 11 Proceedings," to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

•
On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was signed into law, which lowered the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. During the period from December 16, 2017 through September 30, 2018 (Successor), the Company recorded an income tax benefit of $245 million to adjust deferred tax balances to reflect the new rates. See Note 15, "Income Taxes," to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

•
Restructuring charges, net were $22 million, $81 million, $14 million, $30 million, $105 million and $62 million on a pre-tax basis for fiscal 2019 (Successor), the period from December 16, 2017 through September 30, 2018 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor), and fiscal 2017, 2016 and 2015 (Predecessor), respectively. See Note 11, "Business Restructuring Reserves and Programs," to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

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
"Management’s Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. The matters discussed in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve significant risks and uncertainties. See the "Cautionary Note Regarding Forward-looking Statements" above and Part 1, Item 1A, "Risk Factors" in this Annual Report on Form 10-K for additional information regarding forward-looking statements and the factors that could cause actual results to differ materially from those anticipated in the forward-looking statements.
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
Unified Communications ("UC"): Avaya's unified communications solutions enable organizations to reimagine what teaming can mean and help companies increase employee productivity, improve customer service and reduce costs. With Avaya's UC solutions, organizations can provide their workers with a single app for all-channel calling, messaging, meetings and team collaboration with the same ease of use they receive from consumer apps. Avaya embeds communications directly into the applications, browsers and devices employees use every day giving people a more natural, efficient and flexible way to connect, engage, respond and share - where and how they want - for better business results.
Avaya offers an open, extensible development platform, so that customers and third parties can easily create custom applications and automated workflows for their unique needs, integrating Avaya’s capabilities into the customer's existing infrastructure and business applications. Our solutions enable a seamless communications experience that fits into how employees work instead of changing how they work. Avaya continues to evolve its UC solutions for cloud deployment, as some customers prefer to consume this service via the cloud.
Contact Center ("CC"): Avaya’s industry-leading digital contact center solutions enable customers to build a customized portfolio of applications, driving stronger customer engagement and higher customer lifetime value. Our reliable, secure and scalable communications solutions include voice, email, chat, social media, video, performance management and ease of third-party integration that can improve customer service and help companies compete more effectively. Like the UC business, Avaya is evolving the CC solution set for cloud development.
Avaya also focuses on ensuring an outstanding experience for mobile callers by integrating transformative technologies, including Artificial Intelligence ("AI"), mobility, big data analytics, and cybersecurity into our contact center solutions. As organizations use these solutions to gain a deeper understanding of their customer needs, we believe that their teams become more efficient and effective and their customer loyalty grows.
Both UC and CC are supported by our portfolio of innovative business phones and multimedia devices, which is one of the broadest in the industry. Avaya brings consumer technology to employee mobile devices and the desktop in a way that can help our customers enhance customer service, internal and external collaboration, and employee productivity. Customers experience seamless audio and video capabilities for both Avaya and approved third-party UC platforms via open Session Initiation Protocol ("SIP") devices. SIP is used for signaling and controlling multi-media communication sessions in applications of Internet telephony for voice and video calls, along with integration with numerous apps that help connect and accelerate business. Developers can easily customize capabilities for their specific needs with our client Software Development Kit ("SDK").
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

Together, these comprehensive services enable clients to leverage communications technology to help them maximize their business results. Our global team of professionals delivers services from initial planning and design, to seamless implementation and integration, to ongoing managed operations, optimization, training and support. We help our customers use communications to minimize the risk of outages, enable employee productivity and deliver a differentiated customer experience.
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
Recent Developments
Strategic Partnership with RingCentral
On October 3, 2019, the Company entered into certain agreements regarding a strategic partnership with RingCentral, Inc. (“RingCentral”), a leading provider of global enterprise cloud communications, collaboration and contact center solutions, to accelerate the Company's transition to the cloud. Through this partnership, the Company will introduce Avaya Cloud Office by RingCentral (“Avaya Cloud Office” or “ACO”), a new global unified communications as a service (“UCaaS”) solution. Avaya Cloud Office will expand the Company's industry-leading portfolio to offer a full suite of UC, CC, UCaaS and contact center as a service ("CCaaS") solutions to a global customer base, which includes more than 100,000 customers, over 100 million UC lines and 5 million CC users in approximately 175 countries. Avaya Cloud Office provides the Company with an opportunity to unlock value from a largely unmonetized base of our business as it brings compelling value to our customers and partners. ACO combines RingCentral’s leading UCaaS platform with Avaya technology, services and migration capabilities to create a highly differentiated UCaaS offering. Under the partnership, the Company is required to market and sell ACO as its exclusive UCaaS solution (subject to certain exceptions). Avaya now has a full suite of public, private and hybrid cloud solutions for its global UC and CC customers and partners. ACO is expected to launch in the second quarter of fiscal 2020. On October 25, 2019, the Company and RingCentral received notice from the U.S. Federal Trade Commission that it had granted early termination, effective immediately, of the applicable waiting period under the Hart-Scott-Rodino Antitrust Act of 1976 ("HSR Act") for the transaction, and the transaction closed on October 31, 2019. As consideration for the strategic partnership, RingCentral contributed $500 million to the Company, comprised of a $125 million preferred equity investment and an advance of $375 million for future payments and certain licensing rights. The Company is currently in the process of evaluating the impact of the arrangement on its Consolidated Financial Statements. See Note 26, “Subsequent Events,” to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information about the transaction.
Factors and Trends Affecting Our Results of Operations
There are a number of trends and uncertainties affecting our business. Most importantly, we are dependent on general economic conditions and the willingness of our customers to invest in technology. Instability in the geopolitical environment of our customers, instability in the global credit markets and other similar disruptions put pressure on the global economy causing uncertainties. Our business is also affected by changes in foreign currency exchange rates. We believe these uncertainties have impacted our customers’ willingness to spend on IT and the manner in which they procure such technologies and services. This includes delays or rejection of capital projects, including the implementation of our products and services.
As a result of a growing market trend preferring cloud consumption, more customers are exploring subscription and pay-per-use based models, rather than CapEx models, for procuring technology. The shift to subscription and pay-per-use models enables customers to manage costs and efficiencies by paying a subscription or a per minute or per message fee for business communications services rather than purchasing the underlying products and services, infrastructure and personnel, which are owned and managed by the equipment vendor or a cloud and managed services provider. We believe the market trend toward these flexible consumption models will continue as we see an increasing number of opportunities and requests for proposals based on subscription and pay-per-use models. This trend has driven an increase in the proportion of total Company revenues attributable to software and services. In addition, we believe customers are moving away from owned and operated infrastructure, preferring cloud offerings and virtualized server defined networks, which reduce our associated maintenance support opportunities. We continue to evolve into a software and services business and focus our go-to-market efforts by introducing new solutions and innovations, particularly on workflow automation, multi-channel customer engagement and cloud-enabled communications applications. The Company is focused on growing products and services with a recurring revenue stream. Recurring revenue includes products and services that are delivered pursuant to multi-period contracts including revenue recurring from sales of software, maintenance, Cloud, and Enterprise Cloud and Managed Services.
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
As a result, our financial results for the period from October 1, 2017 through December 15, 2017 are referred to as those of the "Predecessor" period. Our financial results for fiscal 2019 and the period from December 16, 2017 through September 30, 2018 are referred to as those of the "Successor" period. Our results of operations as reported in our Consolidated Financial Statements are in accordance with GAAP and therefore reported separately for each of these periods. Although GAAP requires that we report on our results for the period from October 1, 2017 through December 15, 2017 and the period from December 16, 2017 through September 30, 2018 separately, management views and assesses the Company’s operating results for fiscal 2018 by combining the results of the applicable Predecessor and Successor periods because such presentation provides the most meaningful comparison of our results to the current period.
The Company cannot adequately compare the operating results of the period from December 16, 2017 through September 30, 2018 against the subsequent period reported in its Consolidated Financial Statements without combining it with the period from October 1, 2017 through December 15, 2017 and does not believe that reviewing the results of each of these periods in isolation would be useful in identifying any trends in or reaching any conclusions regarding the Company’s overall operating performance. Management believes that the key performance metrics such as revenue, gross margin and operating (loss) income for the Successor period when combined with the Predecessor period provides more meaningful comparisons to other periods and are useful in identifying current business trends. Accordingly, in addition to presenting our results of operations as reported in our Consolidated Financial Statements in accordance with GAAP, the table and discussion below also present the combined results for fiscal 2018.
The combined results for fiscal 2018, which we refer to herein as results for "fiscal 2018," represent the sum of the reported amounts for the Predecessor period from October 1, 2017 through December 15, 2017 and the Successor period from December 16, 2017 through September 30, 2018. These combined results are not considered to be prepared in accordance with GAAP and have not been prepared as pro forma results under applicable regulations. The combined operating results may not reflect the actual results we would have achieved absent our emergence from bankruptcy and may not be indicative of future results.

New Revenue Recognition Standard
In May 2014, the Financial Accounting Standards Board "FASB" issued Accounting Standards Update "ASU" No. 2014-09, "Revenue from Contracts with Customers ("ASU 2014-09")." This standard superseded most of the previous revenue recognition guidance under GAAP and is intended to improve and converge with international standards the financial reporting requirements for revenue recognition. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. Subsequently, the FASB issued several standards that clarified certain aspects of ASU 2014-09 but did not significantly change the original standard. The Company adopted ASU 2014-09 and its related amendments (collectively "ASC 606") as of October 1, 2018 using the modified retrospective transition method. Refer to Note 3, "Recent Accounting Pronouncements" and Note 6, "Revenue Recognition" to our Consolidated Financial Statements for disclosures related to the adoption of ASC 606 and an updated accounting policy related to revenue recognition and contract costs.
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
At the beginning of fiscal 2019, the Company’s management proactively aligned its internal key performance indicators and its incentive compensation plans to drive performance under ASC 606. Due to these operational changes, the Company’s results for fiscal 2019 if prepared on an ASC 605 as opposed to an ASC 606 basis (see Note 6, “Revenue Recognition,” to our Consolidated Financial Statements) would not be directly comparable to the Company’s results for fiscal 2018, which are also on an ASC 605 basis. In addition to the impact on revenue, these operational changes also had a corresponding impact on the Company’s cash flow performance, as revenue recognition now precedes customer billing and cash collection in many cases. The Company anticipates that the differences resulting from these operational changes will normalize as services engagements reach completion milestones in subsequent reporting periods.

Fiscal Year Ended September 30, 2019 Results Compared with Fiscal Year Ended September 30, 2018 Combined
The section below provides a comparative discussion of our consolidated results of operations between fiscal 2019 and 2018. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 for comparative discussion of our consolidated results of operations between fiscal 2018 (combined) and 2017.
The following table displays our consolidated net (loss) income for the periods indicated:

	Successor		Predecessor	Non-GAAP Combined
	Fiscal year ended September 30, 2019	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal year ended September 30, 2018
(In millions)
REVENUE
Products	$1,222	$989	$253	$1,242
Services	1,665	1,258	351	1,609
	2,887	2,247	604	2,851
COSTS
Products:
Costs	442	372	84	456
Amortization of technology intangible assets	174	135	3	138
Services	696	597	155	752
	1,312	1,104	242	1,346
GROSS PROFIT	1,575	1,143	362	1,505
OPERATING EXPENSES
Selling, general and administrative	1,001	888	264	1,152
Research and development	204	172	38	210
Amortization of intangible assets	162	127	10	137
Impairment charges	659	—	—	—
Restructuring charges, net	22	81	14	95
	2,048	1,268	326	1,594
OPERATING (LOSS) INCOME	(473)	(125)	36	(89)
Interest expense	(237)	(169)	(14)	(183)
Other income (expense), net	41	35	(2)	33
Reorganization items, net	—	—	3,416	3,416
(LOSS) INCOME BEFORE INCOME TAXES	(669)	(259)	3,436	3,177
(Provision for) benefit from income taxes	(2)	546	(459)	87
NET (LOSS) INCOME	$(671)	$287	$2,977	$3,264

The following table displays the impact of the fair value adjustments resulting from the Company's application of fresh start accounting upon emergence from bankruptcy, excluding those related to the amortization of intangible assets, on the Company's operating loss for the period indicated:

(In millions)	Fiscal year ended September 30, 2019	Period from December 16, 2017 through September 30, 2018
REVENUE
Products	$(6)	$(63)
Services	(15)	(143)
	(21)	(206)
COSTS
Products	5	21
Services	11	37
	16	58
GROSS PROFIT	(37)	(264)
OPERATING EXPENSES
Selling, general and administrative	1	16
Research and development	(4)	(11)
	(3)	5
OPERATING LOSS	$(40)	$(259)
Revenue
Revenue for fiscal 2019 was $2,887 million compared to $2,851 million for fiscal 2018. The increase was primarily driven by a lower impact of applying fresh start accounting upon emergence from bankruptcy, which resulted in the recognition of deferred revenue at fair value and lower revenue in subsequent periods and the favorable impact of adopting ASC 606 ($173 million). The increase was partially offset by lower demand for the Company’s unified communications and contact center products; lower professional services revenue mainly driven by the operational changes implemented in the current year to drive performance under ASC 606; a decline in maintenance services revenue primarily due to declines in Products & Solutions revenue in prior periods partially offset by an improvement in maintenance contract renewal rates; and the unfavorable impact of foreign currency exchange rates.
The following table displays revenue and the percentage of revenue to total sales by operating segment for the periods indicated:

					Percentage of Total Revenue
	Successor		Predecessor	Non-GAAP Combined	Successor	Non-GAAP Combined		Yr. to Yr. Percentage Change, net of Foreign Currency Impact
(In millions)	Fiscal year ended September 30, 2019	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal year ended September 30, 2018	Fiscal year ended September 30, 2019	Fiscal year ended September 30, 2018	Yr. to Yr. Percentage Change
Products & Solutions	$1,228	$1,052	$253	$1,305	43%	46%	(6)%	(5)%
Services	1,680	1,401	351	1,752	58%	61%	(4)%	(3)%
Unallocated amounts	(21)	(206)	—	(206)	(1)%	(7)%	(1)	(1)
Total revenue	$2,887	$2,247	$604	$2,851	100%	100%	1%	2%

(1)	Not meaningful
Products & Solutions revenue for fiscal 2019 was $1,228 million compared to $1,305 million for fiscal 2018. The decrease was primarily attributable to lower unified communications and contact center revenue and the unfavorable impact of foreign currency exchange rates, partially offset by the favorable impact of adopting ASC 606 ($97 million).
Services revenue for fiscal 2019 was $1,680 million compared to $1,752 million for fiscal 2018. The decrease was primarily due to lower professional services revenue mainly driven by the operational changes implemented in the current year to drive performance under ASC 606; a decline in maintenance services revenue primarily due to declines in Products & Solutions revenue in prior periods partially offset by an improvement in maintenance contract renewal rates; and the unfavorable impact of foreign currency exchange rates, partially offset by the favorable impact of adopting ASC 606 ($76 million).
Unallocated amounts for fiscal 2019 and 2018 represent the fair value adjustment to deferred revenue recognized upon emergence from bankruptcy and excluded from segment revenue.
The following table displays revenue and the percentage of revenue to total sales by location for the periods indicated:

					Percentage of Total Revenue
	Successor		Predecessor	Non-GAAP Combined	Successor	Non-GAAP Combined		Yr. to Yr. Percentage Change, net of Foreign Currency Impact
(In millions)	Fiscal year ended September 30, 2019	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal year ended September 30, 2018	Fiscal year ended September 30, 2019	Fiscal year ended September 30, 2018	Yr. to Yr. Percentage Change
U.S.	$1,553	$1,184	$331	$1,515	54%	53%	3%	3%
International:
Europe, Middle East and Africa	753	603	166	769	26%	27%	(2)%	—%
Asia Pacific	327	256	57	313	11%	11%	4%	8%
Americas International - Canada and Latin America	254	204	50	254	9%	9%	—%	3%
Total International	1,334	1,063	273	1,336	46%	47%	—%	3%
Total revenue	$2,887	$2,247	$604	$2,851	100%	100%	1%	2%
Revenue in the U.S. for fiscal 2019 was $1,553 million compared to $1,515 million for fiscal 2018. The increase in U.S. revenue was the result of a lower impact of applying fresh start accounting upon emergence from bankruptcy and the favorable impact of adopting ASC 606 ($89 million). The increase was partially offset by lower demand for the Company's unified communications and contact center products and a decline in professional and maintenance services revenue. Revenue in Europe, Middle East and Africa ("EMEA") for fiscal 2019 was $753 million compared to $769 million for fiscal 2018. The decrease in EMEA revenue was primarily attributable to lower demand for our unified communications products; lower professional services revenue; and the unfavorable impact of foreign currency exchange rates, partially offset by a lower impact of fresh start accounting and the favorable impact of adopting ASC 606 ($31 million). Revenue in Asia Pacific ("APAC") for fiscal 2019 was $327 million compared to $313 million for fiscal 2018. The increase in APAC revenue was primarily attributable to the favorable impact of adopting ASC 606 ($21 million); a lower impact of fresh start accounting; and higher maintenance services revenue, partially offset by lower demand for our unified communications and contact center products; lower professional services revenue; and the unfavorable impact of foreign currency exchange rates. Revenue in Americas International for fiscal 2019 was $254 million and flat with the prior year period. In Americas International, the favorable impact of adopting ASC 606 ($32 million) and a lower impact of fresh start accounting was offset by lower professional services revenue; lower demand for our unified communications and contact center products; and the unfavorable impact of foreign currency exchange rates.
Gross Profit
The following table sets forth gross profit and gross margin by operating segment for the periods indicated:

					Gross Margin
	Successor		Predecessor	Non-GAAP Combined	Successor	Non-GAAP Combined	Change
(In millions)	Fiscal year ended September 30, 2019	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal year ended September 30, 2018	Fiscal year ended September 30, 2019	Fiscal year ended September 30, 2018	Amount	Percent
Products & Solutions	$791	$696	$169	$865	64.4%	66.3%	$(74)	(9)%
Services	996	843	196	1,039	59.3%	59.3%	(43)	(4)%
Unallocated amounts	(212)	(396)	(3)	(399)	(1)	(1)	187	(1)
Total	$1,575	$1,143	$362	$1,505	54.6%	52.8%	$70	5%

(1)	Not meaningful

Gross profit for fiscal 2019 was $1,575 million compared to $1,505 million for fiscal 2018. The increase was primarily driven by the increase in revenue described above, partially offset by amortization of technology intangibles with higher asset values due to the application of fresh start accounting upon emergence from bankruptcy and the unfavorable impact of costs recognized on an accelerated basis under ASC 606 ($44 million).
Products & Solutions gross profit for fiscal 2019 was $791 million compared to $865 million for fiscal 2018. The decrease was mainly attributable to the decline in revenue described above. Products & Solutions gross margin decreased from 66.3% to 64.4% in fiscal 2019 mainly driven by unfavorable product mix.
Services gross profit for fiscal 2019 was $996 million compared to $1,039 million for fiscal 2018. The decrease was mainly due to the decline in revenue described above. Services gross margin remained flat at 59.3% in both fiscal 2019 and 2018.
Unallocated amounts for fiscal 2019 and 2018 include the fair value adjustments recognized upon emergence from bankruptcy and excluded from segment gross profit; the effect of the amortization of technology intangibles; and costs that are not core to the measurement of segment performance, but rather are controlled at the corporate level.
Operating Expenses
The following table sets forth operating expenses and the percentage of operating expenses to total revenue for the periods indicated:

					Percentage of Total Revenue
	Successor		Predecessor	Non-GAAP Combined	Successor	Non-GAAP Combined	Change
(In millions)	Fiscal year ended September 30, 2019	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal year ended September 30, 2018	Fiscal year ended September 30, 2019	Fiscal year ended September 30, 2018	Amount	Percent
Selling, general and administrative	$1,001	$888	$264	$1,152	34.7%	40.4%	$(151)	(13)%
Research and development	204	172	38	210	7.1%	7.4%	(6)	(3)%
Amortization of intangible assets	162	127	10	137	5.5%	4.8%	25	18%
Impairment charges	659	—	—	—	22.8%	—%	659	n/a
Restructuring charges, net	22	81	14	95	0.8%	3.3%	(73)	(77)%
Total operating expenses	$2,048	$1,268	$326	$1,594	70.9%	55.9%	$454	28%
Selling, general and administrative expenses for fiscal 2019 were $1,001 million compared to $1,152 million for fiscal 2018. The decrease was primarily attributable to lower sales commissions and accrued incentive compensation due to the Company's revenue performance; costs incurred in the prior year in connection with certain legal matters and advisory fees to assist in the assessment of strategic and financial alternatives to improve the Company's capital structure; and the favorable impact of foreign currency exchange rates. The decrease was partially offset by an increase in non-cash share-based compensation due to a longer amortization period (twelve full months) for Successor Company stock awards included in the current year. Share-based compensation expense related to cancelled Predecessor Company stock awards was recorded within Reorganization items, net during the period from October 1, 2017 through December 15, 2017 (Predecessor).
Research and development expenses for fiscal 2019 were $204 million compared to $210 million for fiscal 2018. The decrease was primarily attributable to lower depreciation expense in the current period due to the impact of applying fresh start accounting in fiscal 2018 and the favorable impact of foreign currency exchange rates, partially offset by incremental expenses associated with the Spoken acquisition.
Amortization of intangible assets for fiscal 2019 was $162 million compared to $137 million for fiscal 2018. The carrying value of intangible assets was adjusted upon the application of fresh start accounting, which resulted in higher asset values and an increase in amortization during the current year period.
Impairment charges for fiscal 2019 were $659 million. During the third quarter of fiscal 2019, the Company performed an interim impairment test of its goodwill and indefinite-lived intangible assets due to a sustained decrease in the Company’s stock price and lower than planned financial results which led to revisions to the Company's long-term forecast during the third quarter. The results of the Company’s interim goodwill impairment test as of June 30, 2019 indicated that the estimated fair values of the Company’s Unified Communications (“UC”), Global Support Services (“GSS”), Avaya Professional Services

(“APS”) and Enterprise Cloud and Managed Solutions (“ECMS”) reporting units were greater than their carrying amounts, however, the carrying amount of the Company’s Contact Center (“CC”) reporting unit within the Products & Solutions segment exceeded its estimated fair value primarily due to a reduction in the Company's long-term forecast. As a result, the Company recorded a goodwill impairment charge of $657 million, representing the amount by which the carrying amount of the CC reporting unit exceeded its fair value. As of June 30, 2019, the remaining carrying amount of goodwill for the CC reporting unit was $197 million. The results of the indefinite-lived intangible asset impairment test indicated that no impairment existed. Subsequently, the Company performed its annual goodwill and indefinite-lived intangible assets impairment test as of July 1, 2019 and determined that no impairment existed. As of July 1, 2019, after giving effect to the impairment charges, the fair value of the UC, APS and ECMS reporting units exceeded their carrying amounts by more than 10%, however, the GSS reporting unit had an excess fair value over its carrying value of 7% and the CC reporting unit was at fair value due to the impairment charges described above. The goodwill assigned to GSS and CC as of July 1, 2019 was $1,446 million and $197 million, respectively. An increase in the GSS discount rate of 65 basis points or a decrease in the GSS long-term growth rate of 95 basis points used in the interim goodwill impairment test as of June 30, 2019 would result in an estimated fair value below its carrying value. During fiscal 2019, the Company also elected to abandon an in-process research and development project acquired with Spoken since it no longer aligned with the Company’s technology roadmap. As a result, the Company recorded an impairment charge of $2 million to write down the full carrying amount of the acquired in-process research and development project. To the extent that business conditions deteriorate further or if changes in key assumptions and estimates differ significantly from management’s expectations, it may be necessary to record additional impairment charges in the future. No impairment charges were recorded during fiscal 2018.
Restructuring charges, net, for fiscal 2019 were $22 million compared to $95 million for fiscal 2018. Restructuring charges during fiscal 2019 consisted of employee separation costs of $19 million primarily associated with employee severance actions in the U.S., EMEA and Canada and lease obligations of $3 million primarily in the U.S. Restructuring charges during fiscal 2018 included employee separation costs of $83 million primarily associated with employee severance actions in EMEA and the U.S. and lease obligations of $12 million, primarily in the U.S. and EMEA.
Operating Loss
Operating loss for fiscal 2019 was $473 million compared to $89 million for fiscal 2018. Our operating results for fiscal 2019 as compared to fiscal 2018 reflect, among other things:

•	higher revenue and gross profit for fiscal 2019, as described above;

•	impairment charges of $659 million for fiscal 2019;

•	costs incurred in connection with certain legal matters of $37 million for fiscal 2018;

•	lower restructuring charges for fiscal 2019;

•	lower advisory fees incurred to assist in the assessment of strategic and financial alternatives to improve the Company's capital structure of $10 million;

•	higher amortization of intangible assets due to the application of fresh start accounting upon emergence from bankruptcy;

•	the favorable impact of adopting ASC 606 on October 1, 2018; and

•	lower accrued incentive compensation and sales commissions in fiscal 2019.
Interest Expense
Interest expense for fiscal 2019 was $237 million compared to $183 million for fiscal 2018. For the period from October 1, 2017 through December 15, 2017, contractual interest expense of $94 million was not recorded, as it was not an allowed claim under the Company's bankruptcy filing. The decline in interest expense, when including the contractual interest expense of $94 million not recorded in fiscal 2018, was driven by lower average debt balances outstanding in fiscal 2019 as a result of the Company's Plan of Reorganization upon emergence from bankruptcy, partially offset by interest expense associated with the Convertible Notes issued in June 2018.
Other Income, Net
Other income, net for fiscal 2019 was $41 million as compared to $33 million for fiscal 2018. Other income, net for fiscal 2019 consisted of a change in fair value of the Emergence Date Warrants of $29 million; interest income of $14 million; and other pension and post-retirement benefit credits of $7 million, partially offset by net foreign currency losses of $8 million and other, net of $1 million. Other income, net for fiscal 2018 included net foreign currency gains of $28 million, principally due to the strengthening of the U.S. dollar compared to certain foreign exchange rates on U.S. dollar denominated receivables maintained in non-U.S. locations, mainly Argentina, India and Mexico; income from a transition services agreement entered into in connection with the sale of the Networking business to Extreme (the "TSA") of $8 million; interest income of $7 million; other pension and post-retirement benefit credits of $5 million; and other, net of $2 million, partially offset by a change in fair value of the Emergence Date Warrants of $17 million.
Reorganization Items, Net
Reorganization items, net for fiscal 2018 were $3,416 million and primarily consists of the net gain from the consummation of the Plan of Reorganization and the related settlement of liabilities. Reorganization items, net also represent amounts incurred subsequent to the Bankruptcy Filing as a direct result of the Bankruptcy Filing and are comprised of professional service fees and contract rejection fees.
(Provision for) Benefit from Income Taxes
The provision for income taxes was $2 million for fiscal 2019 compared with a benefit from income taxes of $87 million for fiscal 2018.
The Company's effective income tax rate for fiscal 2019 differed from the U.S. federal tax rate primarily due to: (1) income and losses taxed at different foreign tax rates, (2) losses generated within certain foreign jurisdictions for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) non-U.S. withholding taxes on foreign earnings, (4) current period changes to unrecognized tax positions, (5) U.S. state and local income taxes, (6) the impact of the Tax Cuts and Jobs Act (the "Act"), (7) the goodwill impairment charges recorded in fiscal 2019, (8) current period elections taken in submitted tax filings, and (9) foreign tax credits.
The Company’s effective income tax rate for the period from December 16, 2017 through September 30, 2018 (Successor) differed from the U.S. federal tax rate primarily due to: (1) income and losses taxed at different foreign tax rates, (2) losses generated within certain foreign jurisdictions for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) non-U.S. withholding taxes on foreign earnings, (4) current period changes to unrecognized tax positions, (5) U.S. state and local income taxes, (6) an increase in estimated current year tax loss, which is eliminated as part of the attribute reduction related to the cancellation of indebtedness income ("CODI"), and (7) the impact of the Act, which only affects the period from December 16, 2017 through September 30, 2018 (Successor).
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
Net (Loss) Income
Net loss was $671 million for fiscal 2019 compared to a net income of $3,264 million for fiscal 2018 as a result of the items discussed above.
Liquidity and Capital Resources
We expect our existing cash balance, cash generated by operations, borrowings available under our ABL Credit Agreement and cash received in connection with the Company's strategic partnership with RingCentral, which closed on October 31, 2019, to be our primary sources of short-term liquidity. Refer to "Recent Developments - Strategic Partnership with RingCentral" and Note 26, "Subsequent Events," included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding the strategic partnership with RingCentral. Our ability to meet our cash requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe these sources will be adequate to meet our liquidity needs for at least the next twelve months.

Cash Flow Activity
The following table provides a summary of the statements of cash flows for the periods indicated:

	Successor		Predecessor	Non-GAAP Combined
(In millions)	Fiscal year ended September 30, 2019	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal year ended September 30, 2018
Net cash provided by (used for):
Operating activities	$241	$202	$(414)	$(212)
Investing activities	(124)	(199)	(13)	(212)
Financing activities	(61)	273	(102)	171
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4)	(7)	(2)	(9)
Net increase (decrease) in cash, cash equivalents, and restricted cash	52	269	(531)	(262)
Cash, cash equivalents, and restricted cash at beginning of period	704	435	966	966
Cash, cash equivalents, and restricted cash at end of period	$756	$704	$435	$704
Operating Activities
Cash provided by operating activities was $241 million for fiscal 2019, compared to cash used for operating activities of $212 million for fiscal 2018. The change between fiscal 2019 and 2018 was primarily due to payments made during fiscal 2018 related to the Company's reorganization and emergence from bankruptcy, which included payments to the Pension Benefit Guaranty Corporation ($340 million), general unsecured creditor claims ($58 million) and the Avaya Pension Plan trust ($49 million); the timing of vendor and customer payments; lower restructuring payments; lower pension and other post-retirement benefits; and lower advisory fees to assist in the assessment of strategic and financial alternatives to improve the Company's capital structure. These lower payments were partially offset by higher interest payments in fiscal 2019 due to the cessation of such payments in January 2017 during the bankruptcy process; lower cash earnings; higher income tax payments; and increases in inventory.
Investing Activities
Cash used for investing activities for fiscal 2019 and 2018 was $124 million and $212 million, respectively. The decrease was primarily due to cash paid for the Spoken acquisition of $157 million in the prior year period and $17 million of proceeds received in the prior year period from sale-leaseback transactions, mainly related to the sale of equipment used in the performance of services under the Company's agreement with HP Enterprise Services, LLC ("HP"). These decreases were partially offset by higher capital expenditures for IT-related projects and the Company's investment in a unified communications as a service (“UCaaS”) provider catering to public sector security requirements.
Financing Activities
Cash used for financing activities for fiscal 2019 was $61 million, compared to cash provided by financing activities of $171 million for fiscal 2018.
Cash used for financing activities for fiscal 2019 included:

•	scheduled debt repayments under the Term Loan Credit Agreement of $29 million;

•	repayments in connection with financing the use of equipment for the performance of services under our agreement with HP of $12 million;

•	payment of contingent consideration related to the Spoken acquisition of $9 million; and

•	other financing activities, net of $11 million.
Cash provided by financing activities for fiscal 2018 included:

•	proceeds of $2,896 million from the Term Loan Credit Agreement entered into on the Emergence Date;

•	proceeds of $350 million from the issuance of 2.25% Convertible Notes; and

•	proceeds from the issuance of call spread warrants (the "Call Spread Warrants") of $58 million;

•	partially offset by:

•	repayment of the Company's Term Loan Credit Agreement of $2,918 million as part of its refinancing in the prior year, net of proceeds received under the refinancing of $2,911 million;

•	repayments to the Predecessor Company first lien debt holders of $2,061 million;

•	repayment of the Predecessor Company DIP Credit Agreement of $725 million;

•	adequate protection payments related to the bankruptcy of $111 million;

•	payment of debt issuance costs of $107 million;

•	the purchase of a bond hedge of $84 million;

•	scheduled debt repayments under the Term Loan Credit Agreement of $22 million;

•	repayments in connection with financing the use of equipment for the performance of services under our agreement with HP of $13 million; and

•	other financing activities, net of $3 million.
As of September 30, 2019, the Company was in compliance with all covenants and other requirements under its debt agreements.
See Note 12, "Financing Arrangements," and Note 13, "Derivative Instruments and Hedging Activities," to our Consolidated Financial Statements for further details about our financing arrangements and hedging activities, including summaries of the Company's Term Loan Credit Agreement, ABL Credit Agreement, Convertible Notes and interest swap agreements.
Contractual Obligations and Sources of Liquidity
Contractual Obligations
The following table summarizes the Company's contractual obligations as of September 30, 2019:

	Payments due by period
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Total debt(1)	$3,224	$29	$58	$408	$2,729
Interest payments due on debt(2)	971	210	394	328	39
Purchase obligations with contract manufacturers and suppliers(3)	48	48	—	—	—
Other purchase obligations(4)	551	433	113	5	—
Operating lease obligations(5)	191	51	72	39	29
Capital lease obligations (6)	20	12	8	—	—
Pension benefit obligations(7)	642	52	113	111	366
Total	$5,647	$835	$758	$891	$3,163

(1)	Represents principal payments only.

(2)
The interest payments due on debt give effect to the impact of the Company's interest rate swap agreements. The interest payments for the unhedged portion of the Company's Term Loan Credit Agreement were calculated by applying an applicable margin to a projected LIBOR rate. The interest payments for the Company's 2.25% convertible senior notes were based on the contractual 2.25% coupon rate. An estimated unused facility fee was calculated for the ABL Credit Agreement using the contract rate.

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

(4)
Other purchase obligations represent an estimate of contractual obligations in the ordinary course of business, other than commitments with contract manufacturers and suppliers, for which the Company had not received the goods or services as of September 30, 2019. Although contractual obligations are considered enforceable and legally binding, the terms generally allow the Company the option to cancel, reschedule and adjust its requirements based on the Company's business needs prior to the delivery of goods or performance of services.

(5)	Contractual obligations for operating leases include future minimum lease payments, net of remaining sublease income of $3 million.

(6)	The payments due for capital lease obligations do not include $1 million in future payments for interest.

(7)
The Company sponsors non-contributory defined pension and post-retirement plans covering certain employees and retirees. The Company's general funding policy with respect to qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations, or to directly pay benefits where appropriate. Most post-retirement medical benefits are not pre-funded. Consequently, the Company makes payments as these retiree medical benefits are disbursed. The amounts presented represent estimated minimum funding requirements through fiscal 2029.

As of September 30, 2019, the Company's unrecognized tax benefits ("UTBs") associated with uncertain tax positions were $147 million and interest and penalties related to these amounts were an additional $22 million. Those UTBs are not reflected in the table above due to the uncertainty of the timing of payments.
Future Cash Requirements
Our primary future cash requirements will be to fund operations, debt service, restructuring payments, capital expenditures, benefit obligations and share repurchases. In addition, we may use cash in the future to make strategic acquisitions.
Specifically, we expect our primary cash requirements for fiscal 2020 to be as follows:

•
Debt service—We expect to make payments of approximately $447 million during fiscal 2020 in principal and interest associated with the Term Loan Credit Agreement, and interest and fees associated with our ABL Credit Agreement and 2.25% Convertible Notes, inclusive of a debt principal paydown of $250 million made by the Company in November 2019. In the ordinary course of business, we may from time to time borrow and repay amounts under our ABL Credit Agreement.

•
Share repurchases—On October 1, 2019, the Board of Directors of the Company approved a stock repurchase program authorizing the Company to repurchase the Company’s Common Stock for an aggregate expenditure of up to $500 million.

•
Restructuring payments—We expect to make payments of approximately $25 million to $30 million during fiscal 2020 for employee separation costs and lease termination obligations associated with restructuring actions we have taken through September 30, 2019. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally.

•
Capital expenditures—We expect to spend approximately $115 million to $125 million for capital expenditures and capitalized software development costs during fiscal 2020. Environmental costs and accruals are presently not material to our operations, cash flows or financial position, and we do not currently anticipate material capital expenditures for environmental control facilities.

•
Benefit obligations—We estimate we will make payments under our pension and post-retirement benefit obligations totaling $51 million during fiscal 2020. These payments include $15 million to satisfy the minimum statutory funding requirements of our U.S. qualified pension plans; $23 million for our non-U.S. benefit plans, which are predominantly not pre-funded; and $13 million for represented retiree post-retirement benefits. See discussion in Note 16, "Benefit Obligations," to our Consolidated Financial Statements for further details.

In addition to the matters identified above, in the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations and proceedings, including but not limited to those identified in Note 23, "Commitments and Contingencies," to our Consolidated Financial Statements, relating to intellectual property, commercial, employment, environmental and regulatory matters, which may require us to make cash payments. These and other legal matters could have a material adverse effect on the manner in which the Company does business and the Company's financial position, results of operations, cash flows and liquidity. During fiscal 2019 (Successor) and the period from December 16, 2017 through September 30, 2018 (Successor), there were no costs incurred in connection with the resolution of legal matters other than those incurred in the ordinary course of business. During the period from October 1, 2017 through December 15, 2017 (Predecessor) and fiscal 2017 (Predecessor), costs incurred in connection with the resolution of certain legal matters were $37 million and $64 million, respectively.
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
Future Sources of Liquidity
We expect our cash balance, cash generated by operations, borrowings available under our ABL Credit Agreement and cash received in connection with the Company's strategic partnership with RingCentral to be our primary sources of short-term liquidity.

As of September 30, 2019 and 2018, our cash and cash equivalent balances held outside the U.S. were $176 million and $169 million, respectively. As of September 30, 2019, the Company’s cash and cash equivalents held outside the U.S. are not required to be repatriated to fund the Company’s operations based on our expected future sources of liquidity.
Under the terms of the ABL Credit Agreement, the Company can issue letters of credit up to $150 million. At September 30, 2019, the Company had issued and outstanding letters of credit and guarantees of $44 million under the ABL Credit Agreement and had no other borrowings outstanding under the ABL. The aggregate additional principal amount that may be borrowed under the ABL Credit Agreement, based on the borrowing base less $44 million of outstanding letters of credit and guarantees, was $142 million at September 30, 2019.
We believe that our existing cash and cash equivalents of $752 million as of September 30, 2019, future cash provided by operating activities, borrowings available under the ABL Credit Agreement and cash received in connection with the Company's strategic partnership with RingCentral will be sufficient to meet our future cash requirements for at least the next twelve months. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
Off-Balance Sheet Arrangements
See discussion in Note 23, "Commitments and Contingencies," to our Consolidated Financial Statements for further details.
Debt Ratings
Our ability to obtain additional external financing and the related cost of borrowing may be affected by our ratings, which are periodically reviewed by the major credit rating agencies. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies.
As of September 30, 2019, the Company's debt ratings were as follows:

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
Commitments and Contingencies
We are party to several types of agreements, including surety bonds, purchase commitments, product financing arrangements and performance guarantees, which are fully discussed in Note 23, "Commitments and Contingencies," to our Consolidated Financial Statements.
EBITDA and Adjusted EBITDA
EBITDA is defined as net (loss) income before income taxes, interest expense, interest income and depreciation and amortization and excludes the results of discontinued operations. EBITDA provides us with a measure of operating performance that excludes certain non-operating and/or non-cash expenses, which can differ significantly from company to company depending on capital structure, the tax jurisdictions in which companies operate and capital investments.
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
EBITDA and Adjusted EBITDA have limitations as analytical tools. EBITDA measures do not represent net (loss) income or cash flow from operations as those terms are defined by GAAP and do not necessarily indicate whether cash flows will be sufficient to fund cash needs. While EBITDA measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Further, Adjusted EBITDA excludes the impact of earnings or charges resulting from matters that we consider not to be indicative of our ongoing operations but could be substantial. In particular, our formulation of Adjusted EBITDA adjusts for certain amounts that are included in calculating net (loss) income as set forth in the following table including, but not limited to, restructuring charges, impairment charges, certain fees payable to our Predecessor private equity sponsors and other advisors, resolution of certain legal matters and a portion of our pension costs and post-retirement benefits costs, which represents the amortization of pension service costs and actuarial gain (loss) associated with these benefits. However, these are expenses that may recur, may vary and/or may be difficult to predict.
The unaudited reconciliation of net (loss) income, which is a GAAP measure, to EBITDA and Adjusted EBITDA, which are non-GAAP measures, is presented below for the periods indicated:

		Successor		Predecessor
(In millions)		Fiscal year ended September 30, 2019	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017
Net (loss) income		$(671)	$287	$2,977
Interest expense	(a)	237	169	14
Interest income		(14)	(5)	(2)
Provision for (benefit from) income taxes		2	(546)	459
Depreciation and amortization		443	384	31
EBITDA		(3)	289	3,479
Impact of fresh start accounting adjustments	(b)	5	196	—
Restructuring charges, net		22	81	14
Advisory fees	(c)	11	18	3
Acquisition-related costs		9	15	—
Reorganization items, net		—	—	(3,416)
Non-cash share-based compensation		25	19	—
Impairment charges		659	—	—
Loss on sale/disposal of long-lived assets, net		—	4	1
Resolution of certain legal matters	(d)	—	—	37
Change in fair value of Emergence Date Warrants		(29)	17	—
Loss (gain) on foreign currency transactions		8	(28)	—
Pension/OPEB/nonretirement postemployment retirement benefits and long-term disability costs	(e)	—	—	17
Gain on investments		(1)	—	—
Adjusted EBITDA		$706	$611	$135

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

(b)	Reflects the impact of fresh start accounting adjustments in connection with the Company's emergence from bankruptcy.

(c)	Advisory fees primarily represent costs incurred to assist in the assessment of strategic and financial alternatives to improve the Company's capital structure.

(d)	Costs in connection with the resolution of certain legal matters include reserves and settlements, as well as associated legal costs.

(e)	Represents that portion of our pension and post-retirement benefit costs which represent the amortization of prior service costs and net actuarial gain (loss) associated with these benefits.

Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with GAAP requires the Company's management to make judgments, assumptions and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances. Actual results may differ from these estimates and such differences may be material. Note 2, "Summary of Significant Accounting Policies," to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the Company's Consolidated Financial Statements. Management considers the following policies critical because they are important to the portrayal of the Company's financial condition and operating results and they require management to make judgments and estimates about inherently uncertain matters.
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
On October 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASC 606"). This standard superseded most of the previous revenue recognition guidance under GAAP and is intended to improve and converge with international standards the financial reporting requirements for revenue recognition. The Company adopted ASC 606 using the modified retrospective transition method. Under the modified retrospective method, results for reporting periods beginning after September 30, 2018 are presented under ASC 606 while prior period financial information is not adjusted and continues to be reported under prior guidance (“ASC 605”). See Note 3, “Recent Accounting Pronouncements - Recently Adopted Accounting Pronouncements,” to our Consolidated Financial Statements included in Part II, Item 8 of the Annual Report on Form 10-K for additional information on the impact of adopting ASC 606.
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
The total transaction price for each contract is determined based on the total consideration specified in the contract, including variable consideration such as sales incentives and other discounts. The expected value method is generally used when estimating variable consideration, which typically reduces the total transaction price due to the nature of the elements to which the variable consideration relates. These estimates reflect the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying patterns. The Company excludes from the transaction price all taxes assessed by governmental authorities that are both (i) imposed on and concurrent with a specific revenue-producing transaction and (ii) collected from customers. Accordingly, such tax amounts are not included as a component of net sales or cost of sales. The expected value method requires judgment and considers multiple factors that may vary over time depending upon the unique facts and circumstances related to each performance obligation. Depending on the facts and circumstances, a change in variable consideration estimate will either be accounted for at the contract level or using the portfolio method. Reserves for contractual stock rotation rights to channel partners to support the management of inventory and certain other sales incentives are determined using the portfolio method. The Company also considers the customers’ rights of return in determining the transaction price where applicable.
The Company allocates the transaction price to each performance obligation based on its relative standalone selling price and recognizes revenue as each performance obligation is satisfied. Judgment is required to determine the standalone selling price for each distinct performance obligation. The Company uses a range of selling prices to estimate standalone selling price when each of the products and services is sold separately. The Company typically has more than one standalone selling price for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, the Company may use information such as the size of the customer and geographic region in determining the standalone selling price. In instances where standalone selling price is not directly observable, such as when the Company does not sell the product or service separately, the Company determines the standalone selling price using information that may include market conditions and other observable inputs.
Contract modifications are accounted for as separate contracts if the additional products and services are distinct and priced at standalone selling prices. If the additional products and services are distinct, but not priced at standalone selling prices, the modification is treated as a termination of the existing contract and the creation of a new contract. Lastly, if the additional products and services are not distinct within the context of the contract, the modification is combined with the original contract and either an increase or decrease in revenue is recognized on the modification date. During fiscal 2019, the Company did not recognize any material revenue for contracts modified during the period that had performance obligations satisfied in prior periods.
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
Upon emergence from bankruptcy on December 15, 2017, the Company applied fresh start accounting, which required all assets and liabilities to be remeasured at fair value as of the Emergence Date. See Note 5, "Fresh Start Accounting," to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Goodwill and Indefinite-lived Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized but are subject to annual testing for impairment each July 1st, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Goodwill is tested for impairment at the reporting unit level, which is one level below the Company's operating segments. The goodwill impairment assessment is conducted by estimating and comparing the fair value of each of the Company’s reporting units to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the Company recognizes an impairment loss equal to the amount of the excess, limited to the amount of goodwill allocated to that reporting unit. Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units and the determination of the fair value of each reporting unit. The Company estimates the fair value of each reporting unit using a weighting of fair values derived from an income approach and a market approach.
Under the income approach, the fair value of a reporting unit is estimated using a discounted cash flows model. Future cash flows are based on forward-looking information regarding revenue and costs for each reporting unit and are discounted using an appropriate discount rate in a discounted cash flows model. The discounted cash flows model relies on assumptions regarding revenue growth rates, projected gross profit, working capital needs, selling, general and administrative expenses, research and development expenses, business restructuring costs, capital expenditures, income tax rates, discount rates and terminal growth rates. The discount rate the Company uses represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in its reporting unit operations and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of its model, the Company uses a terminal value approach. Under this approach, the Company applies a perpetuity growth assumption to determine the terminal value. The Company incorporates the present value of the resulting terminal value into its estimate of fair value. Forecasted cash flows for each reporting unit consider current economic conditions and trends, estimated future operating results, the Company’s view of growth rates and anticipated future economic conditions. Revenue growth rates inherent in this forecast are based on input from internal and external market intelligence research sources that compare factors such as growth in global economies, regional trends in the telecommunications industry and product evolution from a technological segment basis. Macroeconomic factors such as changes in economies, product evolutions, industry consolidations and other changes beyond the Company’s control could have a positive or negative impact on achieving its forecasts.
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

Changes in these estimates and assumptions could materially affect the determination of fair value and the goodwill impairment test result for each reporting unit. The Company performed an interim quantitative goodwill impairment test for all of its reporting units during the three months ended June 30, 2019 due to a sustained decrease in the Company’s stock price and lower than planned financial results which led to revisions to the Company's long-term forecast during the three months ended June 30, 2019. As a result, the Company performed an interim quantitative goodwill impairment test as of June 30, 2019 to compare the fair values of its reporting units to their respective carrying amounts, including the goodwill allocated to each reporting unit.
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
The Company performed its annual goodwill impairment test on July 1, 2019 and determined that the carrying amounts of each of the Company's reporting units did not exceed their estimated fair values and therefore no impairment existed. At July 1, 2019, the level of excess fair value over carrying value exceeded 10% for each of the Company's reporting units, except for the Global Support Service ("GSS") reporting unit, which had an excess fair value over carrying value of 7%, and for the Contact Center ("CC") reporting unit, which was at fair value due to the impairment charges described above. The goodwill assigned to the GSS and CC reporting units as of July 1, 2019 was $1,446 and $197 million, respectively. An increase in the GSS discount rate of 65 basis points or a decrease in the GSS long-term growth rate of 95 basis points used in the most recent goodwill impairment test would result in an estimated fair value below its carrying value.
The impairment test of indefinite-lived intangible assets consists of a comparison of the fair value of the indefinite-lived intangible assets with their carrying amounts. The Avaya Trade Name is evaluated for impairment using the relief-from-royalty method. Under this methodology, the fair value of the trade name is determined by applying a royalty rate to forecasted net revenues which is then discounted using a risk-adjusted rate of return on capital. Revenue growth rates inherent in the forecast are based on input from internal and external market intelligence research sources that compare factors such as growth in global economies, regional trends in the telecommunications industry and product evolution from a technological segment basis. The royalty rate is determined using a set of observed market royalty rates.
As a result of the goodwill triggering events, the Company also performed an interim quantitative impairment test for the Avaya Trade Name as of June 30, 2019, and determined that its estimated fair value exceeded its carrying value and no impairment existed. At July 1, 2019, the Company performed its annual impairment test of the Avaya Trade Name and determined that the estimated fair value of the trade name exceeded its carrying amount by more than 10% and no impairment existed.
During the fourth quarter of 2019, the Company closely monitored the key variables and other market factors for all of its reporting units and its indefinite-lived intangible asset and determined that it was not required to perform an interim impairment test.
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
FASB ASC subtopic 740-10, "Income Taxes-Overall" ("ASC 740-10") prescribes a comprehensive model for the financial statement recognition, measurement, classification and disclosure of uncertain tax positions. ASC 740-10 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit based on the technical merits of the position. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

Significant judgment is required in evaluating uncertain tax positions and determining the provision for income taxes. Although the Company believes its reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in the historical income tax provision and accruals. The Company adjusts its estimated liability for uncertain tax positions periodically due to new information discovered from ongoing examinations by, and settlements with, various taxing authorities, as well as changes in tax laws, regulations and interpretations. The Company’s policy is to recognize, when applicable, interest and penalties on uncertain tax positions as part of income tax expense.
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
While the Company believes that the assumptions used in these calculations are reasonable, differences in actual experience or changes in assumptions could materially affect the expense and liabilities related to the Company's defined benefit plans. For the U.S. pension; non-U.S. pension; and post-retirement plans combined, a hypothetical 25 basis point increase or decrease in the discount rate would affect expense for fiscal 2019 by $2 million or $(2) million, respectively. A hypothetical 25 basis point increase or decrease in the discount rate would change the projected benefit obligation as of September 30, 2019 by $(62) million or $64 million, respectively. A hypothetical 25 basis point change in the expected long-term rate of return would affect expense for fiscal 2019 by approximately $3 million.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company has exposure to changing interest rates primarily under the Term Loan Credit Agreement and ABL Credit Agreement, each of which bears interest at variable rates based on LIBOR. The Company had $2,874 million of variable rate loans outstanding as of September 30, 2019.
On May 16, 2018, the Company entered into interest rate swap agreements with six counterparties, which fixed a portion of the variable interest due under its Term Loan Credit Agreement (the "Swap Agreements"). Under the terms of the Swap Agreements, which mature on December 15, 2022, the Company pays a fixed rate of 2.935% and receives a variable rate of interest based on one-month LIBOR. As of September 30, 2019, the total notional amount of the six Swap Agreements was $1,800 million.
It is management’s intention that the notional amount of the Swap Agreements be less than the variable rate loans outstanding during the life of the derivatives. For fiscal 2019 and the period from December 16, 2017 through September 30, 2018, the Company recognized a loss on its hedge contracts of $10 million and $6 million, respectively, which is reflected in Interest expense in the Consolidated Statements of Operations. At September 30, 2019, the fair value of the outstanding Swap Agreements was a deferred loss of $80 million. Based on the payment dates of the contracts, $23 million and $58 million, including accrued interest, was recorded in Other current liabilities and Other liabilities in the Consolidated Balance Sheets, respectively. On an annual basis, a hypothetical one percent change in interest rates for the $1,074 million of unhedged variable rate debt as of September 30, 2019 would affect interest expense by approximately $11 million.
Foreign Currency Risk
Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of our non-U.S. ("foreign") operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are Euros, Canadian Dollars, British Pound Sterling, Chinese Renminbi, Indian Rupee, Australian Dollars, Brazilian Real and Japanese Yen.
Non-U.S. denominated revenue was $636 million for fiscal 2019. We estimate a 10% change in the value of the U.S. dollar relative to all foreign currencies would affect our revenue for fiscal 2019 by $64 million.
The Company, from time-to-time, utilizes foreign currency forward contracts primarily to hedge fluctuations associated with certain monetary assets and liabilities including receivables, payables and certain intercompany obligations. These foreign currency forward contracts are not designated for hedge accounting treatment. As a result, changes in the fair value of these contracts are recorded as a component of Other income (expense), net to offset the change in the value of the underlying assets and liabilities. As of September 30, 2019, the Company maintained open foreign exchange contracts with a total notional value of $400 million, primarily hedging the British Pound Sterling, Indian Rupee, Chinese Renminbi, Czech Koruna, Mexican Peso and Australian Dollar. At September 30, 2019, the fair value of the open foreign exchange contracts was $1 million and recorded in Other current assets in the Consolidated Balance Sheets. In fiscal 2019, the Company's loss on foreign exchange contracts was $5 million and was recorded within Other income (expense) on the Consolidated Statement of Operations. The Company did not maintain any foreign currency forward contracts as of September 30, 2018.

Item 8.	Financial Statements and Supplementary Data
Avaya Holdings Corp.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Avaya Holdings Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Avaya Holdings Corp. and its subsidiaries (Successor) (the “Company”) as of September 30, 2019 and 2018, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity (deficit) and cash flows for the year ended September 30, 2019 and the period from December 16, 2017 through September 30, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for the year ended September 30, 2019 and the period from December 16, 2017 through September 30, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers as of October 1, 2018.

Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment
As described in Notes 2 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $2,103 million as of September 30, 2019. Furthermore, the Company recognized a goodwill impairment charge of $657 million for the year ended September 30, 2019 as a result of an interim goodwill impairment assessment performed during the third quarter of fiscal 2019. Goodwill is subject to annual testing for impairment each July 1st, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The goodwill impairment assessment is conducted by estimating and comparing the fair value of each of the Company’s reporting units to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the Company will recognize an impairment loss equal to the amount of the excess, limited to the amount of goodwill allocated to that reporting unit. Management estimates the fair value of each reporting unit using a weighting of fair values derived from an income approach and a market approach. Under the income approach, the fair value of a reporting unit is estimated using a discounted cash flows model, which relies on assumptions regarding revenue growth rates, projected gross profit, working capital needs, selling, general and administrative expenses, research and development expenses, business restructuring costs, capital expenditures, income tax rates, discount rates and terminal growth rates.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment is a critical audit matter are there was significant judgment by management when estimating the fair value of the reporting units. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating audit evidence relating to significant assumptions used in the discounted cash flows model, including revenue growth rates, projected gross profit, and discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the estimation of the fair value of the reporting units. These procedures also included, among others, testing management’s process for estimating the fair value of the reporting units. This included evaluating the appropriateness of the valuation methods, testing the completeness, accuracy, and relevance of data used by management, and evaluating the reasonableness of management’s significant assumptions, including the revenue growth rates, projected gross profit, and the discount rates. Evaluating the reasonableness of management’s assumptions related to revenue growth rates and projected gross profit involved evaluating whether the assumptions were reasonable considering (i) the current and past performance of the reporting units, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s valuation methods and certain significant assumptions, including the discount rates.

Indefinite-Lived Intangible Asset Impairment Assessment - Trade Name
As described in Notes 2 and 9 to the consolidated financial statements, the Company’s consolidated trade name indefinite-lived intangible asset balance was $333 million as of September 30, 2019. Indefinite-lived intangible assets are subject to annual testing for impairment each July 1st, or more frequently if events occur or circumstances change that indicate an asset may be impaired. The impairment test consists of a comparison of the estimated fair value of the indefinite-lived intangible asset to its carrying value. If the carrying value of the indefinite-lived intangible asset exceeds its estimated fair value, the Company recognizes an impairment loss equal to the amount of the excess. Management estimates the fair value of the trade name using the relief-from-royalty model, a form of the income approach. Under this methodology, the fair value of the trade name is estimated by applying a royalty rate to forecasted net revenues which is then discounted using a risk-adjusted rate of return on capital. Revenue growth rates inherent in the forecast are based on input from internal and external market intelligence research sources that compare factors such as growth in global economies, regional trends in the telecommunications industry and product evolution from a technological segment basis. The royalty rate is determined using a set of observed market royalty rates.
The principal considerations for our determination that performing procedures relating to the trade name indefinite-lived intangible asset impairment assessment is a critical audit matter are there was significant judgment by management when estimating the fair value of the trade name. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating audit evidence relating to management’s forecasted net revenues, the royalty rate, and the risk-adjusted rate of return on capital. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s trade name indefinite-lived intangible asset impairment assessment, including controls over the estimation of the fair value of the trade name. These procedures also included, among others, testing management’s process for estimating the fair value of the Company’s trade name. This included evaluating the appropriateness of the relief-from-royalty model, testing the completeness, accuracy, and relevance of data used by management, and evaluating the reasonableness of management’s significant assumptions, including forecasted net revenues, the royalty rate, and the risk-adjusted rate of return on capital. Evaluating the reasonableness of management’s assumption related to forecasted net revenues involved evaluating whether the assumption was reasonable considering (i) the current and past performance of the Company, (ii) the consistency with external market and industry data, and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s relief-from-royalty model and certain significant assumptions, including the risk-adjusted rate of return on capital and the royalty rate.

/s/ PricewaterhouseCoopers LLP
San Jose, California
November 29, 2019

We have served as the Company’s auditor since 2000.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Avaya Holdings Corp.

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficit) and cash flows of Avaya Holdings Corp. and its subsidiaries (Predecessor) (the “Company”) for the period from October 1, 2017 through December 15, 2017, and for the year ended September 30, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the period from October 1, 2017 through December 15, 2017 and for the year ended September 30, 2017 in conformity with accounting principles generally accepted in the United States of America.

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

Avaya Holdings Corp.
Consolidated Statements of Operations
(In millions, except per share amounts)

	Successor		Predecessor
	Fiscal year ended September 30, 2019	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal year ended September 30, 2017

REVENUE
Products	$1,222	$989	$253	$1,437
Services	1,665	1,258	351	1,835
	2,887	2,247	604	3,272
COSTS
Products:
Costs	442	372	84	499
Amortization of technology intangible assets	174	135	3	20
Services	696	597	155	745
	1,312	1,104	242	1,264
GROSS PROFIT	1,575	1,143	362	2,008
OPERATING EXPENSES
Selling, general and administrative	1,001	888	264	1,261
Research and development	204	172	38	225
Amortization of intangible assets	162	127	10	204
Impairment charges	659	—	—	117
Restructuring charges, net	22	81	14	30
	2,048	1,268	326	1,837
OPERATING (LOSS) INCOME	(473)	(125)	36	171
Interest expense	(237)	(169)	(14)	(246)
Other income (expense), net	41	35	(2)	(25)
Reorganization items, net	—	—	3,416	(98)
(LOSS) INCOME BEFORE INCOME TAXES	(669)	(259)	3,436	(198)
(Provision for) benefit from income taxes	(2)	546	(459)	16
NET (LOSS) INCOME	$(671)	$287	$2,977	$(182)
(LOSS) EARNINGS PER SHARE
Basic	$(6.06)	$2.61	$5.19	$(0.43)
Diluted	$(6.06)	$2.58	$5.19	$(0.43)
Weighted average shares outstanding
Basic	110.8	109.9	497.3	497.1
Diluted	110.8	111.1	497.3	497.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Consolidated Statements of Comprehensive (Loss) Income
(In millions)

	Successor		Predecessor
	Fiscal year ended September 30, 2019	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal year ended September 30, 2017
Net (loss) income	$(671)	$287	$2,977	$(182)
Other comprehensive (loss) income:
Pension, post-retirement and postemployment benefit-related items, net of income taxes of $29 for fiscal 2019; $(19) for the period from December 16, 2017 through September 30, 2018; $(58) for the period from October 1, 2017 through December 15, 2017; and $(19) for fiscal 2017	(157)	51	655	252
Cumulative translation adjustment	24	(31)	3	(39)
Change in interest rate swaps, net of income taxes of $19 for fiscal 2019 and $1 for the period from December 16, 2017 through September 30, 2018	(58)	(2)	—	—
Other comprehensive (loss) income	(191)	18	658	213
Elimination of Predecessor Company accumulated other comprehensive loss	—	—	790	—
Total comprehensive (loss) income	$(862)	$305	$4,425	$31
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Consolidated Balance Sheets
(In millions, except per share and share amounts)

	September 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$752	$700
Accounts receivable, net	314	377
Inventory	63	81
Contract assets	187	—
Contract costs	114	—
Other current assets	115	170
TOTAL CURRENT ASSETS	1,545	1,328
Property, plant and equipment, net	255	250
Deferred income taxes, net	35	29
Intangible assets, net	2,891	3,234
Goodwill, net	2,103	2,764
Other assets	121	74
TOTAL ASSETS	$6,950	$7,679
LIABILITIES
Current liabilities:
Debt maturing within one year	$29	$29
Accounts payable	291	266
Payroll and benefit obligations	116	145
Contract liabilities	472	484
Business restructuring reserves	33	51
Other current liabilities	158	148
TOTAL CURRENT LIABILITIES	1,099	1,123
Non-current liabilities:
Long-term debt, net of current portion	3,090	3,097
Pension obligations	759	671
Other post-retirement obligations	200	176
Deferred income taxes, net	72	140
Business restructuring reserves	36	47
Other liabilities	394	374
TOTAL NON-CURRENT LIABILITIES	4,551	4,505
TOTAL LIABILITIES	5,650	5,628
Commitments and contingencies (Note 23)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 55,000,000 shares authorized, no shares issued or outstanding at September 30, 2019 and 2018	—	—
Common stock, $0.01 par value; 550,000,000 shares authorized; 111,046,085 shares issued and 111,033,405 outstanding at September 30, 2019; 110,218,653 shares issued and 110,012,790 shares outstanding at September 30, 2018	1	1
Additional paid-in capital	1,761	1,745
(Accumulated deficit) retained earnings	(289)	287
Accumulated other comprehensive (loss) income	(173)	18
TOTAL STOCKHOLDERS' EQUITY	1,300	2,051
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,950	$7,679

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(In millions)

	Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Deficit
	Shares	Par Value
Balance as of September 30, 2016 (Predecessor)	494.6	$—	$2,410	$(5,772)	$(1,661)	$(5,023)
Issuance of common stock, net of shares redeemed and canceled, under employee stock option plan	0.2		—			—
Share-based compensation expense			11			11
Accrued dividends on Series A preferred stock			(9)			(9)
Accrued dividends on Series B preferred stock			(22)			(22)
Reclassifications to equity awards on redeemable shares			(1)			(1)
Net loss				(182)		(182)
Other comprehensive income					213	213
Balance as of September 30, 2017 (Predecessor)	494.8	$—	$2,389	$(5,954)	$(1,448)	$(5,013)
Share-based compensation expense			3			3
Accrued dividends on Series A preferred stock			(2)			(2)
Accrued dividends on Series B preferred stock			(4)			(4)
Reclassifications to equity awards on redeemable shares			1			1
Net income				2,977		2,977
Other comprehensive income					658	658
Balance as of December 15, 2017 (Predecessor)	494.8	$—	$2,387	$(2,977)	$(790)	$(1,380)
Cancellation of Predecessor equity	(494.8)	—	(2,387)	2,977	790	1,380
Balance as of December 15, 2017 (Predecessor)	—	$—	$—	$—	$—	$—
Issuance of Successor common stock
Common stock issued for Predecessor debt	103.9	1	1,575			1,576
Common stock issued for Pension Benefit Guaranty Corporation	6.1	—	92			92
Balance as of December 15, 2017 (Predecessor)	110.0	$1	$1,667	$—	$—	$1,668

Balance as of December 16, 2017 (Successor)	110.0	$1	$1,667	$—	$—	$1,668
Issuance of common stock under the equity incentive plan	0.2		—			—
Shares repurchased and retired for tax withholding on vesting of restricted stock units			(2)			(2)
Equity component of convertible notes, net of issuance costs and income taxes			67			67
Purchase of convertible note bond hedge, net of income taxes			(64)			(64)
Issuance of call spread warrants			58			58
Share-based compensation expense			19			19
Net income				287		287
Other comprehensive income					18	18
Balance as of September 30, 2018 (Successor)	110.2	$1	$1,745	$287	$18	$2,051
Issuance of common stock under the equity incentive plan	1.3		—			—
Shares repurchased and retired for tax withholding on vesting of restricted stock units	(0.5)		(9)			(9)
Share-based compensation expense			25			25
Adjustment for adoption of new accounting standard (Note 3)				95		95
Net loss				(671)		(671)
Other comprehensive loss					(191)	(191)
Balance as of September 30, 2019 (Successor)	111.0	$1	$1,761	$(289)	$(173)	$1,300

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Consolidated Statements of Cash Flows
(In millions)

	Successor		Predecessor
	Fiscal year ended September 30, 2019	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal year ended September 30, 2017
OPERATING ACTIVITIES:
Net (loss) income	$(671)	$287	$2,977	$(182)
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:
Depreciation and amortization	443	384	31	326
Share-based compensation	25	19	—	11
Amortization of debt issuance costs	17	4	—	36
Accretion of debt discount	5	4	—	25
Deferred income taxes, net	(54)	(588)	455	(39)
Gain on sale of Networking business	—	—	—	(2)
Impairment charges	659	—	—	117
Post-retirement and pension curtailments	—	—	—	(8)
Change in fair value of emergence date warrants	(29)	17	—	—
Unrealized loss (gain) on foreign currency transactions	9	(36)	—	(4)
Other non-cash charges, net	7	3	—	4
Reorganization items:
Net gain on settlement of Liabilities subject to compromise	—	—	(1,778)	—
Payment to PBGC	—	—	(340)	—
Payment to pension trust	—	—	(49)	—
Payment of unsecured claims	—	—	(58)	—
Fresh start adjustments, net	—	—	(1,697)	—
Non-cash and financing related reorganization items, net	—	—	26	52
Changes in operating assets and liabilities:
Accounts receivable	58	13	40	24
Inventory	(7)	36	—	24
Contract assets	(122)	—	—	—
Contract costs	(13)	—	—	—
Accounts payable	24	(16)	(40)	(27)
Payroll and benefit obligations	(73)	(71)	16	(34)
Business restructuring reserves	(25)	29	(7)	(51)
Contract liabilities	35	160	28	(44)
Other assets and liabilities	(47)	(43)	(18)	73
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	241	202	(414)	301
INVESTING ACTIVITIES:
Capital expenditures	(113)	(61)	(13)	(57)
Capitalized software development costs	—	—	—	(2)
Acquisition of businesses, net of cash acquired	—	(157)	—	(4)
Strategic investments	(10)	—	—	—
Proceeds from sale of Networking business	—	—	—	70
Proceeds from sale-leaseback transactions	—	17	—	—
Other investing activities, net	(1)	2	—	3
NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(124)	(199)	(13)	10
FINANCING ACTIVITIES:
Proceeds from Term Loan Credit Agreement	—	—	2,896	—
Repayment of debtor-in-possession financing	—	—	(725)	—
Repayment of first lien debt	—	—	(2,061)	—
Proceeds from debtor-in-possession financing	—	—	—	712
Repayment of Term Loan Credit Agreement due to refinancing	—	(2,918)	—	—
Proceeds from Term Loan Credit Agreement due to refinancing	—	2,911	—	—
Proceeds from issuance of convertible notes	—	350	—	—
Proceeds from issuance of call spread warrants	—	58	—	—
Purchase of convertible note bond hedge	—	(84)	—	—
Repayment of foreign asset-based revolving credit facility	—	—	—	(55)
Repayment of domestic asset-based revolving credit facility	—	—	—	(77)
Repayment of long-term debt, including adequate protection payments	(29)	(22)	(111)	(223)
Debt issuance costs	—	(10)	(97)	(1)
Payment of acquisition-related contingent consideration	(9)	—	—	—
Repayments of borrowings on revolving loans under the senior secured credit agreement	—	—	—	(18)
Payments related to sale-leaseback transactions	(12)	(9)	(4)	(19)
Other financing activities, net	(11)	(3)	—	(5)
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(61)	273	(102)	314
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4)	(7)	(2)	5
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	52	269	(531)	630
Cash, cash equivalents, and restricted cash at beginning of period	704	435	966	336
Cash, cash equivalents, and restricted cash at end of period	$756	$704	$435	$966
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
Basis of Presentation
Avaya Holdings has no material assets or standalone operations other than its ownership of Avaya Inc. and its subsidiaries. The accompanying Consolidated Financial Statements reflect the operating results of Avaya Holdings and its consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC").
During fiscal 2019, the Company recorded an out-of-period adjustment to correct sales and marketing expense. The impact resulted in a $6 million increase to Selling, general and administrative expense and a decrease to net income of $4 million in fiscal 2019. Management concluded that the correction was not material to any previously issued Consolidated Financial Statements or to fiscal 2019.
On January 19, 2017 (the "Petition Date"), Avaya Holdings, together with certain of its affiliates, namely Avaya CALA Inc., Avaya EMEA Ltd., Avaya Federal Solutions, Inc., Avaya Holdings LLC, Avaya Holdings Two, LLC, Avaya Inc., Avaya Integrated Cabinet Solutions Inc. (n/k/a Avaya Integrated Cabinet Solutions LLC), Avaya Management Services Inc., Avaya Services Inc., Avaya World Services Inc., Octel Communications LLC, Sierra Asia Pacific Inc., Sierra Communication International LLC, Technology Corporation of America, Inc., Ubiquity Software Corporation, VPNet Technologies, Inc. and Zang, Inc. (n/k/a Avaya Cloud Inc.) (the "Debtors"), filed voluntary petitions for relief (the "Bankruptcy Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The cases were jointly administered as Case No. 17-10089 (SMB). The Bankruptcy Court confirmed the Second Amended Joint Chapter 11 Plan of Reorganization of Avaya Inc. and its Debtor Affiliates filed on October 24, 2017 (the "Plan of Reorganization") on November 28, 2017. Confirmation of the Plan of Reorganization resulted in the discharge of certain claims against the Company that arose before the Petition Date and terminated all rights and interests of the pre-filing equity security holders as provided for in the Plan of Reorganization and as further discussed in Note 4, "Emergence from Voluntary Reorganization under Chapter 11 Proceedings." The Debtors operated their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 of the Bankruptcy Code and the orders of the Bankruptcy Court until the Plan of Reorganization was substantially consummated and they emerged from bankruptcy on December 15, 2017 (the "Emergence Date").
On the Emergence Date, the Company applied fresh start accounting, which resulted in a new basis of accounting and the Company becoming a new entity for financial reporting purposes. As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the Consolidated Financial Statements after the Emergence Date are not comparable with the Consolidated Financial Statements on or before that date. Refer to Note 5, "Fresh Start Accounting," for additional information.
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

2. Summary of Significant Accounting Policies
Accounting Policy Changes
The Company emerged from bankruptcy on December 15, 2017 and qualified for fresh start accounting. Fresh start accounting allows a company to set new accounting policies for the successor company independent of those followed by the predecessor company. As such, the Successor Company adopted certain accounting policy changes, which have been detailed in the "Share-based Compensation" and "Foreign Currency Translation" accounting policies below.
Use of Estimates
Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. These estimates include assessing the collectability of accounts receivable, sales returns and allowances, the use and recoverability of inventory, the realization of deferred tax assets, business restructuring reserves, pension and post-retirement benefit costs, the fair value of equity compensation, the fair value of assets and liabilities in connection with fresh start accounting and those acquired in business combinations, the recoverability of long-lived assets, useful lives and impairment of tangible and intangible assets including goodwill, the amount of exposure from potential loss contingencies, and fair value measurements, among others. The markets for the Company’s products are characterized by intense competition, rapid technological development and frequent new product introductions, all of which could affect the future recoverability of the Company’s assets. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the Consolidated Financial Statements in the period they are determined to be necessary. Actual results could differ from these estimates.
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
On October 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASC 606"). This standard superseded most of the previous revenue recognition guidance under GAAP and is intended to improve and converge with international standards the financial reporting requirements for revenue recognition. The Company adopted ASC 606 using the modified retrospective transition method. Under the modified retrospective method, results for reporting periods beginning after September 30, 2018 are presented under ASC 606 while prior period financial information is not adjusted and continues to be reported under prior guidance (“ASC 605”). See Note 3, “Recent Accounting Pronouncements - Recently Adopted Accounting Pronouncements,” for additional information on the impact of adopting ASC 606.
In accordance with ASC 606, the Company accounts for a customer contract when both parties have approved the contract and are committed to perform their respective obligations, each party’s rights can be identified, payment terms can be identified, the contract has commercial substance and it is at least probable that the Company will collect the consideration to which it is entitled. The Company accrues a provision for estimated sales returns and other allowances, including promotional marketing programs and other incentives, as a reduction of revenue at the time of sale. When estimating returns, the Company considers customary inventory levels held by third-party distributors. Revenue is recognized upon the transfer of control of the promised products and services to customers. Judgment is required in instances where the Company’s contracts include multiple products and services to determine whether each should be accounted for as a separate performance obligation. The Company enters into contracts that include various combinations of products and services, each of which is generally capable of being distinct as well as distinct within the context of the contracts.
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
The total transaction price for each contract is determined based on the total consideration specified in the contract, including variable consideration such as sales incentives and other discounts. The expected value method is generally used when estimating variable consideration, which typically reduces the total transaction price due to the nature of the elements to which the variable consideration relates. These estimates reflect the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying patterns. The Company excludes from the transaction price all taxes assessed by governmental authorities that are both (i) imposed on and concurrent with a specific revenue-producing transaction and (ii) collected from customers. Accordingly, such tax amounts are not included as a component of net sales or cost of sales. The expected value method requires judgment and considers multiple factors that may vary over time depending upon the unique facts and circumstances related to each performance obligation. Depending on the facts and circumstances, a change in variable consideration estimate will either be accounted for at the contract level or using the portfolio method. Reserves for contractual stock rotation rights to channel partners to support the management of inventory and certain other sales incentives are determined using the portfolio method. The Company also considers the customers’ rights of return in determining the transaction price where applicable.
The Company allocates the transaction price to each performance obligation based on its relative standalone selling price and recognizes revenue as each performance obligation is satisfied. Judgment is required to determine the standalone selling price for each distinct performance obligation. The Company uses a range of selling prices to estimate standalone selling price when each of the products and services is sold separately. The Company typically has more than one standalone selling price for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, the Company may use information such as the size of the customer and geographic region in determining the standalone selling price. In instances where standalone selling price is not directly observable, such as when the Company does not sell the product or service separately, the Company determines the standalone selling price using information that may include market conditions and other observable inputs.
Amounts billed to customers for shipping and handling activities are considered contract fulfillment activities and not a separate performance obligation of the contract. Shipping and handling fees are recorded as revenue and the related cost is a cost to fulfill the contract.
Contract modifications are accounted for as separate contracts if the additional products and services are distinct and priced at standalone selling prices. If the additional products and services are distinct, but not priced at standalone selling prices, the modification is treated as a termination of the existing contract and the creation of a new contract. Lastly, if the additional products and services are not distinct within the context of the contract, the modification is combined with the original contract and either an increase or decrease in revenue is recognized on the modification date. During fiscal 2019, the Company did not recognize any material revenue for contracts modified during the period that had performance obligations satisfied in prior periods.
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
Software
The Company’s software licenses provide users with access to capabilities such as voice, video, conferencing, messaging and collaboration. Software licenses also add functionality to the Company’s hardware. The Company’s software licenses for on-premise customer software provide the customer with a right to use the software as it exists when it is made available to the customer and are accounted for as distinct performance obligations. The Company’s software licenses are sold through both direct and indirect channels with terms that are either perpetual or time based, both of which provide the end-user with the same functionality. The main difference between perpetual and term licenses is the duration over which the customer benefits from the software. Revenue from on-premise customer software licenses is generally recognized at the point-in-time the software is made available to the customer, via direct sale to the end-user or indirect sale to a channel partner, based on the fixed minimum revenue commitment under the arrangement. However, revenue is not recognized before the beginning of the period during which the customer can use and benefit from the license. In instances where the Company’s software licenses include a usage-based fee, revenue associated with the incremental usage is recognized at the point-in-time the incremental usage occurs.

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
Professional Services
The Company’s professional services include the design, implementation and development of communication solutions. Professional services are sold through the Company’s direct and indirect channels either on a stand-alone basis or with other hardware, software and services and are generally accounted for as distinct performance obligations. Revenue for professional services is generally recognized over time based on the cost of effort incurred to date relative to the total cost of effort expected to be incurred as customers simultaneously consume and receive benefits. Effort incurred generally represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contracts for professional services typically have terms that range from four to six weeks for simple engagements and from six months to one year for more complex engagements. Prior to the adoption of ASC 606, revenue for professional services were recognized upon completion and acceptance of the project and when such arrangements included products, product revenue was also recognized upon completion and acceptance of the project.
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
The Company’s cloud offerings enable customers to take advantage of its technology via the cloud, on-premises, or a hybrid of both. The software that enables the core communications functionality is offered both as a sale of perpetual or time based licenses or through a Software as a Service ("SaaS"). Cloud offerings can include supplemental maintenance and managed services and are sold through the Company’s direct and indirect channels.
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
The Company's largest distributor, ScanSource Inc., is also its largest customer and represented 11% of the Company's total annual consolidated revenue for fiscal 2019.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional. Accounts receivable are recorded net of reserves for sales returns and allowances and provisions for doubtful accounts. The Company performs ongoing credit evaluations of its customers and generally does not require collateral from its customers. The allowances are based on analyses of historical trends, aging of accounts receivable balances and the creditworthiness of customers as determined by credit checks, analyses and payment history. At September 30, 2019 and 2018, one distributor accounted for approximately 12% and 13% of accounts receivable, respectively and a second distributor accounted for approximately 7% and 11% of accounts receivable, respectively.
Inventory
Inventory includes goods awaiting sale (finished goods) and goods to be used in connection with providing maintenance services. Prior to the adoption of ASC 606 on October 1, 2018, inventory also included equipment being installed at customer locations for various installations that were not yet complete which has been reclassified to Contract Costs after the adoption of ASC 606. Inventory is stated at the lower of cost or net realizable value, determined on a first-in, first-out method. Reserves to reduce the inventory cost to net realizable value are based on current inventory levels, assumptions about future demand and product life cycles for the various inventory types.
The Company has outsourced the manufacturing of substantially all of its products and may be obligated to purchase certain excess inventory levels from its outsourced manufacturers if actual sales of product are lower than forecast, in which case additional inventory provisions may need to be recorded in the future.
Contract Assets
After the adoption of ASC 606, the Company recognizes a contract asset when it transfers products and services to a customer in advance of scheduled billings. Contract assets decrease when the Company invoices the customer or the right to receive consideration is unconditional.
Contract Costs
After the adoption of ASC 606, the Company capitalizes direct and incremental costs incurred to obtain and to fulfill a contract, such as sales commissions and products and services, respectively. These costs are recognized as an asset if the Company expects to recover them. Costs to obtain a contract are amortized using the portfolio approach over the average term of the customer contracts, which corresponds to the period of benefit. Costs incurred to obtain a contract with an amortization period of one year or less are expensed as incurred in accordance with the prescribed practical expedient. Contract fulfillment costs are recognized consistent with the transfer to the customer of the underlying performance obligations based on the specific contracts to which they relate.
Research and Development Costs
Research and development costs are charged to expense as incurred. The costs incurred for the development of communications software that will be sold, leased or otherwise marketed, however, are capitalized when technological feasibility has been established in accordance with FASB ASC Topic 985, "Software" ("ASC 985"). The Company has continued to leverage Agile development methodologies, which are characterized by a more dynamic development process with more frequent revisions to a product releases' features and functions as the software is being developed with technological feasibility being met shortly before the product revision is made generally available. As such, no amounts were capitalized for internally developed software costs in the Company's Consolidated Financial Statements during fiscal 2019 (Successor), the period from December 16, 2017 through September 30, 2018 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor) and fiscal 2017 (Predecessor).

Amortization of capitalized software development costs begins when the product is available for general release to customers. Amortization is recognized on a product-by-product basis generally using the straight-line method over a period of up to two years. Unamortized software development costs determined to be in excess of net realizable value of the product are expensed immediately. Unamortized software development costs at September 30, 2019 and 2018 were not material.
Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the assets. Estimated lives range from two to ten years for machinery and equipment and the remaining lease term for equipment acquired under a capital lease. Improvements that extend the useful life of assets are capitalized and maintenance and repairs are charged to expense as incurred. Capitalized improvements to facilities subject to operating leases are depreciated over the lesser of the estimated useful life of the asset or the duration of the lease. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the Consolidated Balance Sheets and any gain or loss is reflected in the Consolidated Statements of Operations.
The Company capitalizes costs associated with software developed or obtained for internal use when the preliminary project stage is completed and it is determined that the software will provide enhanced capabilities. Internal use software is amortized on a straight-line basis generally over five to seven years. Costs capitalized include payroll and related benefits, third party development fees and acquired software and licenses. General and administrative costs, overhead, maintenance and training, and the cost of the software that does not add functionality to existing systems, are expensed as incurred. The Company had unamortized internal use software costs included in Property, Plant and Equipment, net in the Consolidated Balance Sheets of $83 million and $80 million as of September 30, 2019 and 2018, respectively. Depreciation expense related to internal use software recognized in the Consolidated Statements of Operations for fiscal 2019 (Successor), the period from December 16, 2017 through September 30, 2018 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor) and fiscal 2017 (Predecessor) was $39 million, $31 million, $5 million and $31 million, respectively.
Acquisition Accounting
The Company accounts for business combinations using the acquisition method, which requires an allocation of the purchase price of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Goodwill represents the excess of the purchase price over the net tangible and intangible assets acquired.
Goodwill
Goodwill is not amortized but is subject to periodic testing for impairment in accordance with FASB ASC Topic 350, "Intangibles-Goodwill and Other" ("ASC 350") at the reporting unit level, which is one level below the Company’s operating segments. The goodwill impairment assessment is conducted by estimating and comparing the fair value of each of the Company’s reporting units, as defined in ASC 350, to its carrying value. Goodwill is subject to annual testing for impairment each July 1st or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
Intangible and Long-lived Assets
Intangible assets include technology and patents, customer relationships and trademarks and trade names. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from one to nineteen years. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable in accordance with FASB ASC Topic 360, "Property, Plant, and Equipment." Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the estimated fair value of the asset. Intangible assets determined to have indefinite useful lives are not amortized but are tested for impairment annually and more frequently if events occur or circumstances change that indicate an asset may be impaired. Long-lived assets to be disposed of are reported at the lower of their carrying amount or estimated fair value less costs to sell. The estimated useful lives of intangible and long-lived assets are based on many factors including assumptions regarding the effects of obsolescence, demand, competition and other economic factors, expectations regarding the future use of the asset, and the Company's historical experience with similar assets. The assumptions used to determine the estimated useful lives could change due to numerous factors including product demand, market conditions, technological developments, economic conditions and competition.
Derivative Financial Instruments
All derivatives are recognized as assets or liabilities and measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For derivative instruments designated as cash flow hedges under FASB ASC Topic 815, "Derivatives and Hedging" ("ASC 815"), the change in fair value of the derivative is initially recorded in Accumulated other comprehensive (loss) income in the Consolidated Balance Sheets and is subsequently recognized in earnings when the hedged exposure impacts earnings. For derivative instruments that are not designated as hedges, gains (losses) from changes in fair values are recognized in earnings. The Company does not enter into derivatives for trading or speculative purposes.
Restructuring Programs
The Company accounts for exit or disposal activities in accordance with FASB ASC Topic 420, "Exit or Disposal Cost Obligations" ("ASC 420"). A business restructuring is defined as an exit or disposal activity that includes, but is not limited to, a program that is planned and controlled by management and materially changes either the scope of a business or the manner in which that business is conducted. Business restructuring charges include (i) one-time termination benefits related to employee separations, (ii) contract termination costs and (iii) other related costs associated with exit or disposal activities including, but not limited to, costs for consolidating or closing facilities and relocating employees.
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
These pension and other post-retirement benefits are accounted for in accordance with FASB ASC Topic 715, "Compensation—Retirement Benefits" ("ASC 715"). ASC 715 requires that plan assets and obligations be measured as of the reporting date and the over-funded, under-funded or unfunded status of plans be recognized as of the reporting date as an asset or liability in the Consolidated Balance Sheets. In addition, ASC 715 requires costs and related obligations and assets arising from pensions and other post-retirement benefit plans to be accounted for based on actuarially determined estimates.
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
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs were $39 million, $27 million, $9 million and $44 million for fiscal 2019 (Successor), the period from December 16, 2017 through September 30, 2018 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor) and fiscal 2017 (Predecessor), respectively.
Share-based Compensation
The Company accounts for share-based compensation in accordance with FASB Topic ASC 718, "Compensation-Stock Compensation," which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors including stock options, restricted stock, restricted stock units, performance awards and other forms of awards granted or denominated in shares of the Company’s common stock, as well as certain cash-based awards. Upon emergence from bankruptcy, the Company changed its accounting policy related to determining the fair value of certain equity awards. Prior to the Emergence Date, the Predecessor Company used the Cox-Ross-Rubenstein ("CRR")

binomial option pricing model to determine the grant date fair values of stock options and its Preferred Series A and B Stock warrants. Forfeitures were an input assumption in the valuation model. Subsequent to the Emergence Date, the Successor Company uses the Black-Scholes-Merton option pricing model ("Black-Scholes") to calculate the fair value of stock options and warrants to purchase common stock. In addition to the change in option pricing models, the Successor Company accounts for forfeitures as incurred.
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
FASB ASC Subtopic 740-10, "Income Taxes—Overall" ("ASC 740-10") prescribes a comprehensive model for the financial statement recognition, measurement, classification, and disclosure of uncertain tax positions. ASC 740-10 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, based on the technical merits of the position. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.
Significant judgment is required in evaluating uncertain tax positions and determining the provision for income taxes. Although the Company believes its reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in the historical income tax provision and accruals. The Company adjusts its estimated liability for uncertain tax positions periodically due to new information discovered from ongoing examinations by, and settlements with, various taxing authorities, as well as changes in tax laws, regulations and interpretations. The Company's policy is to recognize, when applicable, interest and penalties on uncertain tax positions as part of income tax expense.
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
Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing the net (loss) income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Net (loss) income for the Predecessor Company attributable to common stockholders was adjusted (increased) for preferred stock dividends earned during the period. Diluted earnings (loss) per share is computed by dividing the net (loss) income attributable to common stockholders by the weighted average number of common shares outstanding plus potentially dilutive common shares.
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
3. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business." This standard clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company adopted this standard as of October 1, 2018 on a prospective basis. The adoption of this standard did not have an impact on the Company's Consolidated Financial Statements, however, the future impact of the standard will depend on the nature of any future acquisitions or dispositions made by the Company.
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash." This standard requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard as of October 1, 2018 applying the retrospective transition method to each period presented. The adoption resulted in a change in Net cash (used for) provided by investing activities from $(134) million to $(199) million for the period from December 16, 2017 through September 30, 2018 (Successor), from $8 million to $(13) million for the period from October 1, 2017 through December 15, 2017 (Predecessor) and from $(70) million to $10 million for fiscal 2017 (Predecessor). The adoption also resulted in an increase in Net cash provided by operating activities from $291 million to $301 million for fiscal 2017 (Predecessor).
In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” This standard requires recognition of the income tax consequences of intra-entity transfers of assets (other than inventory) at the transaction date. The Company adopted this standard beginning in the first quarter of fiscal 2019 on a modified retrospective basis. The adoption of this standard did not result in a material impact on the Company’s Consolidated Financial Statements. However, the ongoing impact of this standard will be facts and circumstances dependent on any transactions within its scope.
In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." This standard addresses the appropriate classification of certain cash flows as operating, investing, or financing. The Company adopted this standard as of October 1, 2018 applying the retrospective transition method to each accounting period presented. The adoption of the standard did not have a material impact on the Company's Consolidated Financial Statements.
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
Upon adoption of ASC 606, sales that include professional services, are generally recognized as the services are performed as opposed to upon completion and acceptance of the project. When such arrangements include products, products revenue is generally recognized when the products are delivered as opposed to upon completion and acceptance of the project. Additionally, for cloud and managed services arrangements pursuant to which the customer purchases and owns the solution and Avaya provides the software as a service ("SaaS"), control of the software generally transfers to the customer and the related revenue is recognized, at the point-in-time the SaaS commences. Revenue recognition related to stand-alone product shipments, maintenance services and certain cloud offerings remains substantially unchanged. In addition to the impacts on revenue recognition, the standard requires incremental contract acquisition costs (primarily sales commissions) to be capitalized and amortized on a systematic basis that is consistent with the transfer of goods or services to which the asset relates. These costs were formerly expensed as incurred. The impact of adopting ASC 606 is dependent upon contract-specific terms and the Company has chosen to use the allowed practical expedient whereby, incremental contract acquisition costs with an amortization period of one year or less are expensed as incurred.

On October 1, 2018, the beginning of the Company's fiscal 2019, the Company recorded a net increase to the opening Retained earnings balance of $92 million, net of tax, due to the cumulative impact of adopting ASC 606. During fiscal 2019, the Company recorded a $3 million adjustment to correct the ASC 606 impact that was recorded to Retained earnings on October 1, 2018. In connection with this adjustment, the Company also recorded an out-of-period adjustment during fiscal 2019 to correct goodwill recognized upon the application of fresh start accounting, which resulted in a $2 million decrease to Contract liabilities and a $2 million decrease to Goodwill. Management concluded that these corrections were not material to previously issued Consolidated Financial Statements and to fiscal 2019.
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
In February 2018, the FASB issued ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This standard allows companies to reclassify from accumulated other comprehensive income to retained earnings any stranded tax benefits resulting from the enactment of the Tax Cuts and Jobs Act. This standard is effective for the Company beginning in the first quarter of fiscal 2020. The Company does not expect the adoption of this standard to have a material impact on its Consolidated Financial Statements.
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This standard, along with other guidance subsequently issued by the FASB, requires entities to estimate all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The standard also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. This standard is effective for the Company in the first quarter of fiscal 2021 on a modified retrospective basis. The Company is currently evaluating the impact that the adoption of this standard may have on its Consolidated Financial Statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases." This standard, along with other guidance subsequently issued by the FASB (collectively “ASC 842”), requires lessees to recognize lease assets and liabilities for all leases with lease terms of more than 12 months. The standard makes similar changes to lessor accounting and aligns key aspects of the lessor accounting model with the revenue recognition standard. Presentation of leases within the statements of operations and statements of cash flows will primarily depend on its classification as a finance or operating lease. ASC 842 is effective for the Company in the first quarter of fiscal 2020 with early adoption permitted. The Company adopted ASC 842 on October 1, 2019 using the modified retrospective transition method as of the beginning of the period of adoption. Therefore, upon adoption, the Company recognized and measured leases without revising comparative period information or disclosures. The modified retrospective transition method included optional practical expedients which lessened the burden of implementing ASC 842 by not requiring a reassessment of certain conclusions reached under existing lease accounting guidance. The Company elected to apply the practical expedients to forego a reassessment of (1) whether any expired or existing contracts are or contain leases; (2) the lease classification for any expired or existing leases; (3) the initial direct costs for an existing lease; and (4) whether an existing or expired land easement is or contains a lease if it has not historically been accounted for as a lease. The Company did not elect the practical expedient allowing the use-of-hindsight which would require the Company to reassess the lease term of existing leases based on all facts and circumstances through the effective date.
The adoption of ASC 842 will have a material impact to the Company’s Consolidated Balance Sheets but no material impact to its Consolidated Statements of Operations or Consolidated Statements of Cash Flows. The most significant impact will be the recognition of right-of-use (“ROU”) assets and lease liabilities for operating leases. The Company has identified and implemented a new system solution to meet the requirements of ASC 842 and has implemented processes and internal controls to meet ASC 842’s reporting and disclosure requirements. The Company is continuing to evaluate the impact of this standard on its Consolidated Financial Statements.
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

•
Exit Financing. The Successor Company entered into (1) a term loan credit agreement (the "Term Loan Credit Agreement") with a principal amount of $2,925 million maturing on December 15, 2024, and (2) a $300 million asset-based revolving credit facility (the "ABL Credit Agreement") maturing on December 15, 2022;

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

•
Claims of Pension Benefit Guaranty Corporation ("PBGC"). The Predecessor Company's outstanding obligations under the Avaya Inc. Pension Plan for Salaried Employees ("APPSE") were terminated and transferred to the PBGC. The PBGC received 6.1 million shares of Successor Company common stock and $340 million in cash; and

•
General Unsecured Claims. Holders of the Predecessor Company's general unsecured claims were to receive their pro rata share of the general unsecured recovery pool. A liquidating trust was established in the amount of $58 million (comprised of cash and stock) for the benefit of the general unsecured claims. Included in the 110.0 million Successor Company common stock issued upon emergence were 0.2 million additional shares of common stock that were issued (but were not outstanding) for the benefit of the general unsecured creditors. Any excess cash and/or common stock not distributed to the general unsecured creditors was to be distributed to the holders of the Predecessor first lien obligations.

Section 363 Asset Sale
In July 2017, the Company sold its networking business ("Networking" or the "Networking business") to Extreme Networks, Inc. ("Extreme"). As part of the sale, Extreme paid the Company $70 million, deposited $10 million in an indemnity escrow account and assumed certain liabilities, primarily lease obligations, of $20 million. A $2 million gain was recognized and included in Other income (expense), net in the Consolidated Statements of Operations during fiscal 2017 (Predecessor). The deficit of revenues over direct expenses for the sold business was $4 million for the nine months ended June 30, 2017 (Predecessor). The Networking business provided wired, WLAN and Fabric technology, and included the related customers, personnel, software and technology assets. The Networking business was comprised primarily of certain assets of the Company's Networking segment (which prior to the sale was a separate operating segment), along with the maintenance and professional services of the Networking business, which was part of the Services segment. Under a transition services agreement (the "TSA"), the Company provided administrative services to Extreme for process support, maintenance services and product logistics on a fee basis. As of September 30, 2018, all activities required to be provided under the TSA were completed and the TSA was terminated. The $10 million indemnity escrow was distributed in September 2018, with the Successor Company receiving $7 million and Extreme receiving the remaining $3 million as final settlement. The Company recorded income from the TSA, net of $5 million, $3 million and $3 million for the period from December 16, 2017 through September 30, 2018 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor) and fiscal 2017 (Predecessor), respectively.
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

The following table reconciles the enterprise value to the estimated fair value of the Successor stockholders' equity as of the Emergence Date:

(In millions, except per share amount)
Enterprise value	$5,721
Plus:
Cash and cash equivalents	366
Less:
Minimum cash required for operations	(120)
Fair value of Term Loan Credit Agreement(1)	(2,896)
Fair value of capitalized leases	(20)
Fair value of pension and other post-retirement obligations, net of tax(2)	(856)
Change in net deferred tax liabilities from reorganization	(510)
Fair value of Successor Emergence Date Warrants(3)	(17)
Fair value of Successor common stock	$1,668
Shares issued at December 15, 2017 upon emergence	110.0
Successor common stock value per share	$15.16

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

(3)	The fair value of the Emergence Date Warrants was estimated using the Black-Scholes pricing model.
The following table reconciles the enterprise value to the estimated reorganization value as of the Emergence Date:

(In millions)
Enterprise value	$5,721
Plus:
Non-debt current liabilities	955
Non-debt non-current liabilities	2,090
Excess cash and cash equivalents	246
Less:
Pension and other post-retirement obligations, net of deferred taxes	(856)
Capital lease obligations	(20)
Change in net deferred tax liabilities from reorganization	(510)
Emergence Date Warrants issued	(17)
Reorganization value of Successor assets	$7,609
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

The following table displays the detail on the gain on settlement of liabilities subject to compromise:

(In millions)
Pre-petition first lien debt	$711
Pre-petition second lien debt	1,356
Avaya pension plan for salaried employees	(516)
General unsecured creditors' claims	227
Net gain on settlement of Liabilities subject to compromise	$1,778

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

19.	Accumulated Deficit.

(In millions)
Accumulated deficit:
Net gain on settlement of liabilities subject to compromise	$1,778
Expense for certain professional fees	(26)
Benefit from income taxes	118
Cancellation of Predecessor equity awards	6
Cancellation of Predecessor Preferred stock Series B	397
Cancellation of Predecessor Preferred stock Series A	186
Cancellation of Predecessor Common stock	2,387
Total	$4,846

20.	Accumulated Comprehensive Loss. The changes to Accumulated comprehensive loss relate to the settlement of the APPSE and the Avaya Supplemental Pension Plan ("ASPP") and the associated taxes.
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

(In millions)
Reorganization value of Successor Company	$7,609
Less: Fair value of Successor Company assets	(4,951)
Reorganization value of Successor Company assets in excess of fair value - Goodwill	$2,658

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

36.
Fresh Start Adjustments. The following table reflects the cumulative impact of the fresh start adjustments as discussed above, the elimination of the Predecessor Company's accumulated other comprehensive loss and the adjustments required to eliminate accumulated deficit:

(In millions)
Eliminate Predecessor Intangible assets	$(298)
Eliminate Predecessor Goodwill	(3,541)
Establish Successor Intangible assets	3,435
Establish Successor Goodwill	2,658
Fair value adjustment to Inventory	29
Fair value adjustment to Other current assets	(66)
Fair value adjustment to Property, plant and equipment	116
Fair value adjustment to Other assets	(27)
Fair value adjustment to Deferred revenue	235
Fair value adjustment to Business restructuring reserves	(4)
Fair value adjustment to Other current liabilities	3
Fair value adjustment to Long-term debt	(96)
Fair value adjustment to Other liabilities	43
Release Predecessor Accumulated comprehensive loss	(790)
Fresh start adjustments included in Reorganization items, net	1,697
Tax impact of fresh start adjustments	(565)
Gain on fresh start accounting, net	$1,132
6. Revenue Recognition
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

Impact of ASC 606 on Financial Statement Line Items
The impact of the adoption of ASC 606 on the September 30, 2018 Consolidated Balance Sheet was as follows:

(In millions)	September 30, 2018 As Reported	Adjustments	Upon Adoption of ASC 606
ASSETS
Accounts receivable, net	$377	$(1)	$376
Inventory	81	(24)	57
Contract assets	—	78	78
Contract costs	—	109	109
Other current assets	170	(66)	104
Property, plant and equipment, net	250	(1)	249
Deferred income taxes, net	29	(2)	27
Other assets	74	16	90

LIABILITIES
Contract liabilities	484	(17)	467
Other current liabilities	148	4	152
Deferred income taxes, net	140	29	169
Other liabilities	374	(2)	372

STOCKHOLDERS' EQUITY
Retained earnings	287	95	382
The impact of the adoption of ASC 606 by financial statement line item within the Consolidated Balance Sheet as of September 30, 2019 is as follows:

	September 30, 2019
(In millions)	As Reported	Adjustments	Without Adoption of ASC 606
ASSETS
Accounts receivable, net	$314	$(13)	$301
Inventory	63	36	99
Contract assets	187	(187)	—
Contract costs	114	(114)	—
Other current assets	115	109	224
Property, plant and equipment, net	255	1	256
Deferred income taxes, net	35	2	37
Other assets	121	(25)	96

LIABILITIES
Accounts payable	291	(3)	288
Contract liabilities	472	56	528
Other current liabilities	158	(8)	150
Deferred income taxes, net	72	(22)	50
Other liabilities	394	5	399

STOCKHOLDERS' EQUITY
Accumulated deficit	(289)	(219)	(508)

The impact of the adoption of ASC 606 by financial statement line item within the Consolidated Statement of Operations for fiscal 2019 is as follows:

	Fiscal year ended September 30, 2019
(In millions)	As Reported	Adjustments	Without adoption of ASC 606
REVENUE
Products	$1,222	$(97)	$1,125
Services	1,665	(76)	1,589
	2,887	(173)	2,714
COSTS
Products:
Costs	442	(19)	423
Amortization of technology intangible assets	174	—	174
Services	696	(25)	671
	1,312	(44)	1,268
GROSS PROFIT	1,575	(129)	1,446
OPERATING EXPENSES
Selling, general and administrative	1,001	2	1,003
Research and development	204	—	204
Amortization of intangible assets	162	—	162
Impairment charges	659	—	659
Restructuring charges, net	22	—	22
	2,048	2	2,050
OPERATING LOSS	(473)	(131)	(604)
Interest expense	(237)	—	(237)
Other income, net	41	—	41
LOSS BEFORE INCOME TAXES	(669)	(131)	(800)
(Provision for) benefit from income taxes	(2)	7	5
NET LOSS	$(671)	$(124)	$(795)
The adoption of ASC 606 did not impact net cash provided by or used for operating, investing, or financing activities within the Consolidated Statement of Cash Flows for fiscal 2019.
Disaggregation of Revenue
The following tables provide the Company's disaggregated revenue for fiscal 2019:

(In millions)	Fiscal year ended September 30, 2019
REVENUE
Products & Solutions	$1,228
Services	1,680
Unallocated Amounts	(21)
$2,887

	Fiscal year ended September 30, 2019
(In millions)	Products & Solutions	Services	Unallocated	Total
Revenue:
U.S.	$585	$981	$(13)	$1,553
International:
Europe, Middle East and Africa	381	375	(3)	753
Asia Pacific	155	175	(3)	327
Americas International - Canada and Latin America	107	149	(2)	254
Total International	643	699	(8)	1,334
Total revenue	$1,228	$1,680	$(21)	$2,887

Unallocated amounts represent the fair value adjustment to deferred revenue recognized upon emergence from bankruptcy and excluded from segment revenue.
Transaction Price Allocated to the Remaining Performance Obligations
The transaction price allocated to remaining performance obligations that are wholly or partially unsatisfied as of September 30, 2019 is $2.7 billion, of which 59% and 26% is expected to be recognized within 12 months and 13-24 months, respectively, with the remaining balance recognized thereafter. This excludes amounts for remaining performance obligations that are (1) for contracts recognized over time using the "right to invoice" practical expedient, (2) related to sales or usage based royalties promised in exchange for a license of intellectual property and (3) related to variable consideration allocated entirely to a wholly unsatisfied performance obligation.
Contract Balances
The following table provides information about accounts receivable, contract assets and contract liabilities for the periods presented:

(In millions)	September 30, 2019	October 1, 2018	Increase (Decrease)
Accounts receivable, net	$314	$376	$(62)

Contract assets:
Current	$187	$78	$109
Non-current (Other assets)	16	3	13
	$203	$81	$122

Cost of obtaining a contract:
Current (Contract costs)	$89	$64	$25
Non-current (Other assets)	45	36	9
	$134	$100	$34

Cost to fulfill a contract:
Current (Contract costs)	$25	$45	$(20)

Contract liabilities:
Current	$472	$467	$5
Non-current (Other liabilities)	78	52	26
	$550	$519	$31
The change in contract assets and contract liabilities primarily results from the timing difference between the Company’s satisfaction of a performance obligation and the timing of the payment from the customer. The Company did not record any asset impairment charges related to contract assets during fiscal 2019. During fiscal 2019, the Company recognized revenue of $537 million that had been recorded as a Contract liability at October 1, 2018; recognized $103 million for amortization of costs to obtain customer contracts, of which $100 million was included in Selling, general and administrative expense and the remaining $3 million was a reduction to Revenue; and recognized $50 million of contract fulfillment costs within Costs.
7. Business Combinations and Strategic Investments
Business Combinations
On March 9, 2018 (the "Acquisition Date"), the Company acquired Intellisist, Inc. ("Spoken"), a United States-based private technology company, which provides cloud-based Contact Center as a Service ("CCaaS") solutions and customer experience management and automation applications. The total purchase price was $172 million, consisting of $157 million in cash, $14 million in contingent consideration and a $1 million settlement of Spoken’s net payable to the Company, which mainly related to services provided by the Company to Spoken under a co-development partnership prior to the acquisition.
Upon the achievement of three specified performance targets ("Earn-outs"), the Company is required to pay up to $16 million of contingent consideration to Spoken's former owners and employees and up to $4 million in discretionary earn-out bonuses ("Earn-out Bonuses") to Spoken employees who have contributed to the achievement of the Earn-outs. The fair value of the Earn-outs at the Acquisition Date was $14 million, which was calculated using a probability-weighted discounted cash flow model and is remeasured to fair value at each subsequent reporting period. The Earn-out Bonuses, which are intended to incentivize continuing employees to assist in achieving the Earn-outs, are excluded from the acquisition consideration and are recognized as compensation expense in the Company's Consolidated Financial Statements ratably over the estimated Earn-out periods. During fiscal 2019, the Company paid $11 million and $2 million for Earn-outs and Earn-out Bonuses, respectively, related to the achievement of two of the three Earn-out targets. The third Earn-out target was achieved as of September 30, 2019 and the corresponding Earn-out and Earn-out bonus are expected to be paid by the Company during the first quarter of fiscal 2020. As of September 30, 2019, the fair value of the Earn-out liability was $5 million.
In connection with this acquisition, the Company recorded goodwill of $117 million, which has been assigned to the Products & Solutions segment, identifiable intangible assets with a fair value of $64 million and other net liabilities of $9 million. The goodwill recognized is attributable primarily to the potential that the Spoken technology, cloud platform and assembled workforce will accelerate the Company's growth in cloud-based solutions. The goodwill is not deductible for tax purposes.
The acquired intangible assets of $64 million included technology and patents of $56 million with a weighted average useful life of 4.9 years, $5 million of in-process research and development ("IPR&D") activities, which are considered indefinite lived until projects are completed or abandoned, and customer relationships of $3 million with a weighted average useful life of 7.5 years. During fiscal 2019, $3 million of the acquired IPR&D activities were completed and are being amortized over a weighted average useful life of 4.2 years and $2 million were abandoned and written off (see Note 9).
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
Strategic Investments
On May 20, 2019, the Company made a $10 million investment in a unified communications as a service ("UCaaS") provider delivering public sector Federal Risk and Authorization Management Program ("FedRAMP") security requirements (the “Strategic Investment”) through the acquisition of a 3-year convertible note (“Promissory Note”). The Strategic Investment offers hosted, cloud-based Voice over Internet Protocol infrastructure services and a FedRAMP authorized hosting platform. The Strategic Investment will use the proceeds from the issuance of the Promissory Note to help fund its working capital.
The Promissory Note has a principal amount of $10 million, bears interest at a rate of 8% per annum and has a maturity date of May 20, 2022. Under the terms of the Promissory Note, the Company may, at its sole discretion, convert its interest in the Promissory Note into newly issued Class D units of the Strategic Investment representing no less than 27.3% of the Strategic Investment's fully diluted capitalization at the time of the conversion. On or after the Promissory Note’s maturity date, the Company will have the option, at its sole discretion, to demand payment from the Strategic Investment for the unpaid principal and accrued interest on the Promissory Note. In conjunction with the purchase of the Promissory Note, the Company entered into a separate agreement with the Strategic Investment and its equity holders which provides the Company with an option to purchase from such equity holders any or all of the outstanding LLC units of the Strategic Investment for prices specified in the relevant agreement. The option is exercisable upon the earlier of December 31, 2021 or the Strategic Investment reaching specified milestones. The option does not currently convey power to the Company as it is not currently exercisable and requires significant economic outlay.
The Promissory Note is classified as an available-for-sale security as of September 30, 2019 with a carrying value and fair value of $10 million and is recorded within Other Assets in the Consolidated Balance Sheets. Although the Company maintains a variable interest in the Strategic Investment, it is not the primary beneficiary as it does not direct the activities that most significantly impact the economic performance of the Strategic Investment through the rights maintained with the Promissory Note or separate agreement. As of September 30, 2019, the Company's maximum exposure to loss as a result of its involvement with the Strategic Investment is limited to the initial investment in the Promissory Note of $10 million.

8. Goodwill, net
The changes in the carrying amount of goodwill by segment for the periods indicated were as follows:

(In millions)	Products & Solutions	Services	Total
Balance as of September 30, 2017 (Predecessor)
Cost	$2,669	$2,501	$5,170
Accumulated impairment charges	(1,576)	(52)	(1,628)
	1,093	2,449	3,542

Impact of fresh start accounting	79	(962)	(883)
Adjustments	(1)	—	(1)
Balance as of December 15, 2017 (Predecessor)
Cost	2,747	1,539	4,286
Accumulated impairment charges	(1,576)	(52)	(1,628)
	$1,171	$1,487	$2,658

Balance as of December 16, 2017 (Successor)
Cost	$1,171	$1,487	$2,658
Accumulated impairment charges	—	—	—
	1,171	1,487	2,658

Spoken acquisition	116	—	116
Foreign currency fluctuations	(4)	(6)	(10)
Balance as of September 30, 2018 (Successor)
Cost	1,283	1,481	2,764
Accumulated impairment charges	—	—	—
	1,283	1,481	2,764

Impairment charges	(657)	—	(657)
Foreign currency fluctuations	(1)	(1)	(2)
Other	—	(2)	(2)
Balance as of September 30, 2019 (Successor)
Cost	1,282	1,478	2,760
Accumulated impairment charges	(657)	—	(657)
	$625	$1,478	$2,103
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
The impairment test for goodwill consists of a comparison of the fair value of a reporting unit with its carrying value, including the goodwill allocated to that reporting unit. If the carrying value of a reporting unit exceeds its fair value, the Company will recognize an impairment loss equal to the amount of the excess, limited to the amount of goodwill allocated to that reporting unit. Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units and the determination of the fair value of each reporting unit. The Company estimates the fair value of each reporting unit using a weighting of fair values derived from an income approach and a market approach.
Under the income approach, the fair value of a reporting unit is estimated using a discounted cash flows model. Future cash flows are based on forward-looking information regarding revenue and costs for each reporting unit and are discounted using an appropriate discount rate in a discounted cash flows model. The discounted cash flows model relies on assumptions regarding revenue growth rates, projected gross profit, working capital needs, selling, general and administrative expenses, research and development expenses, business restructuring costs, capital expenditures, income tax rates, discount rates and terminal growth rates. The discount rate the Company uses represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in its reporting unit operations and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of its model, the Company uses a terminal value approach. Under this approach, the Company applies a perpetuity growth assumption to determine the terminal value. The Company incorporates the present value of the resulting terminal value into its estimate of fair value. Forecasted cash flows for each reporting unit consider current economic conditions and trends, estimated future operating results, the Company’s view of growth rates and anticipated future economic conditions. Revenue growth rates inherent in this forecast are based on input from internal and external market intelligence research sources that compare factors such as growth in global economies, regional trends in the telecommunications industry and product evolution from a technological segment basis. Macroeconomic factors such as changes in economies, product evolutions, industry consolidations and other changes beyond the Company’s control could have a positive or negative impact on achieving its forecasts.
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
Fiscal 2019 (Successor)
The Company concluded that triggering events occurred for all of its reporting units during the three months ended June 30, 2019 due to a sustained decrease in the Company’s stock price and lower than planned financial results which led to revisions to the Company's long-term forecast during the third quarter of fiscal 2019. As a result, the Company performed an interim quantitative goodwill impairment test as of June 30, 2019 to compare the fair values of its reporting units to their respective carrying values, including the goodwill allocated to each reporting unit.
The results of the Company’s interim goodwill impairment test as of June 30, 2019 indicated that the estimated fair values of the Company’s Unified Communications (“UC”), Global Support Services (“GSS”), Avaya Professional Services (“APS”) and Enterprise Cloud and Managed Solutions (“ECMS”) reporting units were greater than their carrying amounts, however, the carrying amount of the Company’s Contact Center ("CC") reporting unit within the Products & Solutions segment exceeded its estimated fair value primarily due to a reduction in the Company's long-term forecast. As a result, the Company recorded a goodwill impairment charge of $657 million, representing the amount by which the carrying value of the CC reporting unit exceeded its fair value.
The Company performed its annual goodwill impairment test on July 1, 2019 and determined that the carrying amounts of each of the Company's reporting units did not exceed their estimated fair values and therefore no impairment existed. At July 1, 2019, the level of excess fair value over carrying value exceeded 10% for each of the Company's reporting units, except for the GSS reporting unit, which had an excess fair value over carrying value of 7%, and for the CC reporting unit, which was at fair value due to the impairment charges described above. The goodwill assigned to the GSS and CC reporting units as of July 1, 2019 was $1,446 million and $197 million, respectively. An increase in the GSS discount rate of 65 basis points or a decrease in the GSS long-term growth rate of 95 basis points used in the most recent goodwill impairment test would result in an estimated fair value below its carrying value. During the fourth quarter of fiscal 2019, the Company closely monitored the key variables and other market factors for all of its reporting units and determined that it was not required to perform an interim impairment test.
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
Fiscal 2017 (Predecessor)
As a result of the sale of certain assets and liabilities of the Company’s Networking business to Extreme, it was determined that the fair value of the Networking services component was less than its carrying value. As a result, the Company recorded a goodwill impairment charge of $52 million during the third quarter of fiscal 2017 (Predecessor).
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
9. Intangible Assets, net
The Company's intangible assets consist of the following for the periods indicated:

(In millions)	Technology and Patents	Customer Relationships and Other Intangibles	Trademarks and Trade Names	Total
Balance as of September 30, 2019
Finite-lived intangible assets:
Cost	$960	$2,154	$42	$3,156
Accumulated amortization	(308)	(279)	(11)	(598)
Finite-lived intangible assets, net	652	1,875	31	2,558

Indefinite-lived intangible assets:
Cost	2	—	333	335
Accumulated impairment	(2)	—	—	(2)
Indefinite-lived intangible assets, net	—	—	333	$333
Intangible assets, net	$652	$1,875	$364	$2,891

Balance as of September 30, 2018
Finite-lived intangible assets:
Cost	$959	$2,157	$43	$3,159
Accumulated amortization	(135)	(124)	(3)	(262)
Finite-lived intangible assets, net	824	2,033	40	2,897
Indefinite-lived intangible assets	5	—	332	337
Intangible assets, net	$829	$2,033	$372	$3,234
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
The impairment test of indefinite-lived intangible assets, of which the Avaya Trade Name represented the full $333 million carrying value as of September 30, 2019, consists of a comparison of the estimated fair value of the indefinite-lived intangible asset with its carrying value. If the carrying value of the indefinite-lived intangible asset exceeds its estimated fair value, the Company recognizes an impairment loss equal to the amount of the excess. Management estimates the fair value of the Avaya Trade Name using the relief-from-royalty model, a form of the income approach. Under this methodology, the fair value of the trade name is estimated by applying a royalty rate to forecasted net revenues which is then discounted using a risk-adjusted rate of return on capital. Revenue growth rates inherent in the forecast are based on input from internal and external market intelligence research sources that compare factors such as growth in global economies, regional trends in the telecommunications industry and product evolution from a technological segment basis. The royalty rate is determined using a set of observed market royalty rates.
Amortizable technology and patents have useful lives that range between 1 year and 10 years with a weighted average remaining useful life of 4.2 years. IPR&D activities are considered indefinite-lived until projects are completed or abandoned. Customer relationships have useful lives that range between 1 year and 19 years with a weighted average remaining useful life of 13.1 years. Amortizable product trade names have useful lives of 10 years with a weighted average remaining useful life of 7.6 years. The Avaya trade name is expected to generate cash flows indefinitely and, consequently, this asset is classified as an indefinite-lived intangible and is therefore not amortized.

Amortization expense for fiscal 2019 (Successor), the period from December 16, 2017 through September 30, 2018 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor) and fiscal 2017 (Predecessor), was $336 million, $262 million, $13 million and $224 million, respectively.
Future amortization expense of intangible assets as of September 30, 2019 for the fiscal years ending September 30, is as follows:

(In millions)
2020	$335
2021	331
2022	304
2023	287
2024 and thereafter	1,301
Total	$2,558
Fiscal 2019 (Successor)
During fiscal 2019, the Company elected to abandon an in-process research and development project acquired with Spoken (see Note 7) since it no longer aligned with the Company’s technology roadmap. As a result, the Company recorded an impairment charge of $2 million to write down the full carrying amount within the Impairment charges line item in the Consolidated Statements of Operations.
As a result of the goodwill triggering events (see Note 8), the Company performed a recoverability test on all of its finite-lived asset groups as of June 30, 2019 before proceeding to the goodwill impairment review and concluded that no impairment charge was necessary. The recoverability test of finite-lived assets was based on forecasts of undiscounted cash flows for each asset group. The Company also performed an interim quantitative impairment test for its indefinite-lived intangible asset, the Avaya Trade Name, as of June 30, 2019 and determined that its estimated fair value exceeded its carrying value and no impairment existed.
At July 1, 2019, the Company performed its annual impairment test of its indefinite-lived intangible asset, the Avaya Trade Name, and determined that the estimated fair value of the trade name exceeded its carrying amount by more than 10% and no impairment existed. The Company assessed whether there were any triggering events that would indicate a potential impairment of its finite-lived intangible assets and did not identify any such triggering events or impairment indicators.
During the fourth quarter of fiscal 2019, the Company closely monitored the key variables and other market factors for the Avaya Trade Name and determined that an interim impairment test was not required. To the extent that business conditions deteriorate further or if changes in key assumptions and estimates differ significantly from management’s expectations, it may be necessary to record additional impairment charges in the future.
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

10. Supplementary Financial Information
Consolidated Statements of Operations Information
The following table presents a summary of depreciation and amortization and Other income (expense), net for the periods indicated:

	Successor		Predecessor
(In millions)	Fiscal year ended September 30, 2019	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal year ended September 30, 2017
DEPRECIATION AND AMORTIZATION
Amortization of software development costs (included in Costs)	$—	$—	$—	$1
Amortization of intangible assets (included in Costs and Operating expenses)	336	262	13	224
Depreciation and amortization of property, plant and equipment and internal use software (included in Costs and Operating expenses)	107	122	18	101
Total depreciation and amortization	$443	$384	$31	$326

OTHER INCOME (EXPENSE), NET
Interest income	$14	$5	$2	$4
Foreign currency (losses) gains, net	(8)	28	—	2
Income from transition services agreement, net	—	5	3	3
Gain on sale of Networking business	—	—	—	2
Other pension and post-retirement benefit credits (costs), net	7	13	(8)	(34)
Change in fair value of Emergence Date Warrants	29	(17)	—	—
Gain on sale of long-lived assets	—	1	—	—
Other, net	(1)	—	1	(2)
Total other income (expense), net	$41	$35	$(2)	$(25)
The Foreign currency gains, net for the period from December 16, 2017 through September 30, 2018 (Successor) was principally due to the strengthening of the U.S. dollar compared to certain foreign exchange rates on U.S. dollar denominated receivables maintained in non-U.S. locations, mainly Argentina, India and Mexico. As of July 1, 2018, we concluded that Argentina represents a hyperinflationary economy as its projected three-year cumulative inflation rate exceeds 100%. As a result, we changed the local functional currency for our Argentinian operations from the Argentine Peso to the U.S. Dollar effective July 1, 2018 and remeasured the financial statements for those operations to the U.S. Dollar as of July 1, 2018 in accordance with ASC 830 "Foreign Currency Matters." Although the remeasurement on July 1, 2018 did not have an impact on our Consolidated Financial Statements, foreign exchange transaction gains and losses recognized on or after July 1, 2018 are based on our Argentina operation's new U.S. dollar functional currency.

A summary of Reorganization items, net for the periods indicated is presented in the following table:

	Successor		Predecessor
(In millions)	Fiscal Year Ended September 30, 2019	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal Year Ended September 30, 2017
REORGANIZATION ITEMS, NET
Net gain on settlement of Liabilities subject to compromise	$—	$—	$1,778	$—
Net gain on fresh start adjustments	—	—	1,697	—
Bankruptcy-related professional fees	—	—	(56)	(66)
Contract rejection fees / lease terminations	—	—	—	(18)
DIP Credit Agreement financing costs	—	—	—	(14)
Other items, net	—	—	(3)	—
Reorganization items, net	$—	$—	$3,416	$(98)
Cash payments for reorganization items	$—	$1	$2,524	$47
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
Consolidated Balance Sheet Information

	Successor		Predecessor
(In millions)	Fiscal year ended September 30, 2019	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal Year Ended September 30, 2017
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts Receivable:
Balance at beginning of period	$2	$—	$13	$16
Increase (decrease) in expense	2	2	1	(3)
Reductions	—	—	(1)	—
Impact of fresh start accounting	—	—	(13)	—
Balance at end of period	$4	$2	$—	$13
Deferred Tax Asset Valuation Allowance:
Balance at beginning of period	$919	$836	$2,152	$2,256
Increase (decrease) in expense	43	105	(452)	(65)
Reductions	(34)	(22)	(393)	(39)
Impact of fresh start accounting	—	—	(471)	—
Balance at end of period	$928	$919	$836	$2,152

	As of September 30,
(In millions)	2019	2018
PROPERTY, PLANT AND EQUIPMENT, NET
Leasehold improvements	$101	$105
Machinery and equipment	221	190
Assets under construction	30	14
Internal use software	154	112
Total property, plant and equipment	506	421
Less: Accumulated depreciation and amortization	(251)	(171)
Property, plant and equipment, net	$255	$250
As of September 30, 2019, Machinery and equipment and Accumulated depreciation and amortization include $17 million and $(12) million, respectively, for assets acquired under capital leases. As of September 30, 2018, Machinery and equipment and Accumulated depreciation and amortization include $23 million and $(10) million, respectively, for assets acquired under capital leases.
Supplemental Cash Flow Information

	Successor		Predecessor
(In millions)	Fiscal year ended September 30, 2019	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal year ended September 30, 2017
OTHER PAYMENTS
Interest payments	$206	$149	$15	$138
Income tax payments	56	22	7	33

NON-CASH INVESTING ACTIVITIES
Acquisition of equipment under capital lease	$3	$2	$—	$—
Increase (decrease) in Accounts payable, Other current liabilities and Other liabilities for Capital expenditures	6	1	—	(1)
The following table presents a reconciliation of cash, cash equivalents, and restricted cash that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows for the periods presented:

	Successor		Predecessor
(In millions)	September 30, 2019	September 30, 2018	December 15, 2017	September 30, 2017
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$752	$700	$366	$876
Restricted cash included in other current assets	—	—	65	85
Restricted cash included in other assets	4	4	4	5
Total cash, cash equivalents, and restricted cash	$756	$704	$435	$966
As of December 15, 2017 (Predecessor), restricted cash in other current assets consisted primarily of funds held for bankruptcy-related professional fees. As of September 30, 2017 (Predecessor), restricted cash in other current assets consisted primarily of cash that was drawn from term loans under the Debtor-in-Possession credit agreement to cash collateralize existing letters of credit.
11. Business Restructuring Reserves and Programs
During fiscal 2019 (Successor), the period from December 16, 2017 through September 30, 2018 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor) and fiscal 2017 (Predecessor), the Company recognized restructuring charges of $22 million, $81 million, $14 million and $30 million, respectively. The restructuring charges include changes in estimates for increases and decreases in costs or changes in the timing of payments related to the restructuring programs of prior fiscal years. The Company's restructuring charges generally include separation charges which include, but are not limited to, termination payments, pension fund payments, and health care and unemployment insurance costs to be paid to, or on behalf of, the affected employees; and lease obligation charges. As the Company continues to evaluate opportunities to streamline its operations, it may identify cost savings globally and take additional restructuring actions in the future and the costs of those actions could be material. The Company does not allocate restructuring reserves to its operating segments.
Fiscal 2019 Restructuring Program
Recognized restructuring charges for the fiscal 2019 restructuring program included employee separation costs associated with employee severance actions primarily in the U.S. and Europe, Middle East and Africa ("EMEA"), for which the related payments are expected to be completed by fiscal 2026.
The following table summarizes the activity for each component of the fiscal 2019 restructuring program during fiscal 2019:

(In millions)	Employee Separation Costs	Lease Obligations	Total
Restructuring charges	$20	$2	$22
Cash payments	(8)	(1)	(9)
Impact of foreign currency fluctuations	(1)	—	(1)
Accrual balance as of September 30, 2019 (Successor)	$11	$1	$12
Fiscal 2018 Restructuring Program
Fiscal 2018 restructuring program obligations include employee separation costs associated with employee severance actions primarily in EMEA, for which the related payments are expected to be completed by fiscal 2026.
The following table summarizes the activity for each component of the fiscal 2018 restructuring program for the periods indicated:

(In millions)	Employee Separation Costs	Lease Obligations	Total
Restructuring charges	$12	$—	$12
Cash payments	(3)	—	(3)
Accrual balance as of December 15, 2017 (Predecessor)	$9	$—	$9

Accrual balance as of December 16, 2017 (Successor)	$9	$—	$9
Restructuring charges	70	10	80
Cash payments	(23)	(10)	(33)
Impact of foreign currency fluctuations	(2)	—	(2)
Accrual balance as of September 30, 2018 (Successor)	54	—	54
Adjustments(1)	(2)	—	(2)
Cash payments	(19)	—	(19)
Impact of foreign currency fluctuations	(2)	—	(2)
Accrual balance as of September 30, 2019 (Successor)	$31	$—	$31
(1) Includes changes in estimates for increases and decreases in costs related to the fiscal 2018 restructuring program, which are recorded in Restructuring charges, net in the Consolidated Statements of Operations in the period of the adjustment.
Fiscal 2017 Restructuring Program
These obligations are primarily for employee separation costs associated with employee severance actions in the U.S. and EMEA, for which the related payments are expected to be completed in fiscal 2024.

The following table summarizes the activity for each component of the fiscal 2017 restructuring program for the periods indicated:

(In millions)	Employee Separation Costs	Lease Obligations	Total
Restructuring charges	$18	$1	$19
Cash payments	(14)	—	(14)
Accrual balance as of September 30, 2017 (Predecessor)	4	1	5
Cash payments	(1)	(1)	(2)
Accrual balance as of December 15, 2017 (Predecessor)	$3	$—	$3

Accrual balance as of December 16, 2017 (Successor)	$3	$—	$3
Cash payments	(1)	—	(1)
Impact of foreign currency fluctuations	(1)	—	(1)
Accrual balance as of September 30, 2018 (Successor)	1	—	1
Accrual balance as of September 30, 2019 (Successor)	$1	$—	$1
Fiscal 2008 through 2016 Restructuring Programs
These obligations are primarily for costs associated with eliminating employee positions and exiting facilities. The payments related to the headcount reductions identified in these programs are expected to be substantially completed by fiscal 2025. Future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with the closing or consolidation of facilities are expected to continue through fiscal 2022.
The following table aggregates the activity for the components of the fiscal 2008 through 2016 restructuring programs for the periods indicated:

(In millions)	Employee Separation Costs	Lease Obligations	Total
Accrual balance as of September 30, 2016 (Predecessor)	93	41	134
Cash payments	(47)	(16)	(63)
Adjustments(1)(2)	3	(1)	2
Impact of foreign currency fluctuations	2	—	2
Accrual balance as of September 30, 2017 (Predecessor)	51	24	75
Restructuring charges	1	1	2
Cash payments	(3)	(17)	(20)
Adjustments - reorganization items	4	(1)	3
Accrual balance as of December 15, 2017 (Predecessor)	$53	$7	$60

Accrual balance as of December 16, 2017 (Successor)	$53	$7	$60
Restructuring charges	—	1	1
Cash payments	(16)	(2)	(18)
Accrual balance as of September 30, 2018 (Successor)	37	6	43
Adjustments(1)	1	1	2
Cash payments	(16)	(3)	(19)
Impact of foreign currency fluctuations	(1)	—	(1)
Accrual balance as of September 30, 2019 (Successor)	$21	$4	$25

(1)
Includes changes in estimates for increases and decreases in costs related to the fiscal 2008 through 2016 restructuring programs, which are recorded in Restructuring charges, net in the Consolidated Statements of Operations in the period of the adjustment.

(2)	Includes a reserve transfer of $6 million associated with the sale of the Networking business in July 2017 related to lease obligations.

12. Financing Arrangements
The following table reflects principal amounts of debt and debt net of discounts and issuance costs for the periods presented:

	September 30, 2019		September 30, 2018
(In millions)	Principal amount	Net of discounts and issuance costs	Principal amount	Net of discounts and issuance costs
Term Loan Credit Agreement due December 15, 2024	$2,874	$2,846	$2,903	$2,870
Convertible 2.25% senior notes due June 15, 2023	350	273	350	256
Total debt	$3,224	3,119	$3,253	3,126
Debt maturing within one year		(29)		(29)
Long-term debt, net of current portion		$3,090		$3,097
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
For fiscal 2019 and the period from December 16, 2017 through September 30, 2018, the Company recognized interest expense of $200 million and $154 million, respectively, related to the Term Loan Credit Agreement, including the amortization of discounts and issuance costs.
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

3.
In the case of Canadian Prime Rate Loans denominated in Canadian dollars, at a rate per annum equal to 0.75% (subject to a 0.25% step-up or step-down based on availability) plus the highest of (i) the "Base Rate" as publicly announced by Citibank, N.A., Canadian branch and (ii) the rate of interest per annum equal to the average rate applicable to Canadian Dollar Bankers Rate ("CDOR Rate") for an interest period of 30 days;

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
As of September 30, 2019, the Company was not in default under any of its debt agreements.
Under the terms of the ABL Credit Agreement, the Company can issue letters of credit up to $150 million. At September 30, 2019, the Company had issued and outstanding letters of credit and guarantees of $44 million under the ABL Credit Agreement. As of September 30, 2019, the Company had no borrowings outstanding under the ABL. The aggregate additional principal amount that may be borrowed under the ABL Credit Agreement, based on the borrowing base less $44 million of outstanding letters of credit and guarantees, was $142 million at September 30, 2019. For both fiscal 2019 and the period from December 16, 2017 through September 30, 2018, the Company recognized interest expense of $1 million related to the ABL Credit Agreement resulting from the unused commitment fee.
Convertible Notes
On June 11, 2018, the Company issued its 2.25% Convertible Notes in an aggregate principal amount of $350 million (including the underwriters’ exercise in full of an over-allotment option of $50 million), which mature on June 15, 2023 (the "Convertible Notes"). The Convertible Notes were issued under an indenture (the "Indenture"), by and between the Company and the Bank of New York Mellon Trust Company N.A., as Trustee. The Company received net proceeds from the offering of $314 million after giving effect to debt issuance costs, including the underwriting discount, the net cash used to purchase a bond hedge and the proceeds from the issuance of warrants, which are discussed below.
The Convertible Notes accrue interest at a rate of 2.25% per annum, payable semi-annually on June 15 and December 15 of each year. On or after March 15, 2023, and until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert the Convertible Notes at the holders' option. The Convertible Notes are convertible at an initial rate of 36.0295 shares per $1,000 of principal (equivalent to an initial conversion price of $27.76 per share of the Company's common stock). The conversion rate is subject to customary adjustments for certain events as described in the Indenture. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company's election. It is the Company’s current intent to settle conversions of the Convertible Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock.
Holders may convert the Convertible Notes, at the holders' option, prior to March 15, 2023 only under the following circumstances:

•
during any calendar quarter, if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•
during the five business day period after any five consecutive trading day period (the "Measurement Period") in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sales price of the Company's common stock and the conversion rate on each such trading day; or

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
In accounting for the issuance of the Convertible Notes, the Company separated the Convertible Notes into liability and equity components. The Company allocated $258 million of the Convertible Notes to the liability component, and $92 million to the equity component. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component, which represents the conversion option and does not meet the criteria for separate accounting as a derivative as it is indexed to the Company's own stock, was determined by deducting the fair value of the liability component from the par value of the Convertible Notes. The excess of the principal amount of the liability component over its carrying amount represents a debt discount, which was recorded as a direct deduction from the related debt liability in the Consolidated Balance Sheets and is amortized to interest expense over the term of the Convertible Notes using the effective interest method. The equity component is included in Additional paid-in capital in the Consolidated Balance Sheets and will not be remeasured as long as it continues to meet the conditions for equity classification.
The Company incurred issuance costs of $10 million related to the Convertible Notes. Issuance costs were allocated to the liability and equity components based on the same proportion used to allocate the proceeds. Issuance costs attributable to the liability component of $7 million are being amortized to interest expense over the term of the Convertible Notes, and issuance costs attributable to the equity component of $3 million are included along with the equity component in stockholders' equity.
For fiscal 2019 and the period from December 16, 2017 through September 30, 2018, the Company recognized interest expense of $25 million and $7 million related to the Convertible Notes, which includes $17 million and $4 million of amortization of the underwriting discount and issuance costs, respectively.
The net carrying amount of the Convertible Notes for the periods indicated was as follows:

(In millions)	September 30, 2019	September 30, 2018
Principal	$350	$350
Less:
Unamortized debt discount	(72)	(87)
Unamortized issuance costs	(5)	(7)
Net carrying amount	$273	$256

Bond Hedge and Call Spread Warrants
In connection with the issuance of the Convertible Notes, the Company also entered into privately negotiated transactions to purchase hedge instruments ("Bond Hedge"), covering 12.6 million shares of its common stock at a cost of $84 million. The Bond Hedge is subject to anti-dilution provisions substantially similar to those of the Convertible Notes, has a strike price of $27.76 per share, is exercisable by the Company upon any conversion under the Convertible Notes, and expires on June 15, 2023. The cost of the Bond Hedge was recorded as a reduction of Additional paid-in capital in the accompanying Consolidated Balance Sheets.
The Company also sold warrants for the purchase of up to 12.6 million shares of its common stock for aggregate proceeds of $58 million ("Call Spread Warrants"). The Call Spread Warrants have a strike price of $37.3625 per share and are subject to customary anti-dilution provisions. The Call Spread Warrants will expire in ratable portions on a series of expiration dates commencing on September 15, 2023. The proceeds from the issuance of the Call Spread Warrants were recorded as an increase to Additional paid-in capital.
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

Debt Maturity
The stated annual maturity of total debt for the fiscal years ended September 30, consist of:

(In millions)
2020	$29
2021	29
2022	29
2023	379
2024 and thereafter	2,758
Total	$3,224
The weighted average contractual interest rate of the Company’s outstanding debt as of September 30, 2019 and 2018 was 6.3% and 6.4%, respectively. The effective interest rate for the Term Loan Credit Agreement as of September 30, 2019 and 2018 was not materially different than its contractual interest rate including adjustments related to hedging. The effective interest rate for the Convertible Notes as of both September 30, 2019 and 2018 was 9.2% reflecting the separation of the conversion feature in equity. The effective interest rates include interest on the debt and amortization of discounts and issuance costs.
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
Capital Lease Obligations
The Company's capital lease obligations, net of imputed interest as of September 30, 2019 and 2018 were $19 million and $31 million, respectively. The capital lease obligation as of September 30, 2019 and 2018 included $11 million and $16 million, respectively, within Other current liabilities and $8 million and $15 million, respectively, within Other liabilities.
The Company outsources certain delivery services associated with its Enterprise Cloud and Managed Services, which include the sale of specified assets owned by the Company that are leased-back by the Company and accounted for as a capital lease. As of September 30, 2019 and 2018, capital lease obligations associated with this agreement were $13 million and $26 million, respectively.
13. Derivative Instruments and Hedging Activities
The Company accounts for derivative financial instruments in accordance with FASB ASC Topic 815 "Derivatives and Hedging," ("ASC 815") and does not enter into derivatives for trading or speculative purposes.
Interest Rate Contracts
The Company, from time-to-time, enters into interest rate swap contracts as a hedge against changes in interest rates on its variable rate loans outstanding.
On May 16, 2018, the Company entered into interest rate swap agreements with six counterparties, which fixed a portion of the variable interest due under its Term Loan Credit Agreement (the "Swap Agreements"). Under the terms of the Swap Agreements, which mature on December 15, 2022, the Company pays a fixed rate of 2.935% and receives a variable rate of interest based on one-month LIBOR. As of September 30, 2019, the total notional amount of the six Swap Agreements was $1,800 million.
The Swap Agreements are designated as cash flow hedges as they are deemed highly effective as defined under ASC 815. As a result, the unrealized gains or losses on these contracts are initially recorded in Accumulated other comprehensive (loss) income in the Consolidated Balance Sheets. As interest expense is recognized on the Term Loan Credit Agreement, the corresponding deferred gain or loss on the Swap Agreements is reclassified from Accumulated other comprehensive (loss) income to Interest expense in the Consolidated Statements of Operations. Based on the amount in Accumulated other comprehensive (loss) income at September 30, 2019, approximately $23 million would be reclassified into net income in the next twelve months as interest expense.

It is management's intention that the notional amount of the interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.
Foreign Currency Forward Contracts
The Company, from time to time, utilizes foreign currency forward contracts primarily to hedge fluctuations associated with certain monetary assets and liabilities including receivables, payables and certain intercompany obligations. These foreign currency forward contracts are not designated for hedge accounting treatment. As a result, changes in the fair value of these contracts are recorded as a component of Other income (expense), net to offset the change in the value of the hedged assets and liabilities. As of September 30, 2019, the Company maintained open foreign currency forward contracts with a total notional value of $400 million, primarily hedging the British Pound Sterling, Indian Rupee, Chinese Renminbi, Czech Koruna, Mexican Peso and Australian Dollar. The Company did not maintain any foreign currency forward contracts as of September 30, 2018.
Emergence Date Warrants
In accordance with the Plan of Reorganization, the Company issued warrants to purchase 5,645,200 shares of Company common stock to the holders of the Predecessor second lien obligations pursuant to a warrant agreement ("Emergence Date Warrants"). Each Emergence Date Warrant has an exercise price of $25.55 per share and expires December 15, 2022. The Emergence Date Warrants contain certain derivative features that require them to be classified as a liability and for changes in the fair value of the liability to be recognized in earnings each reporting period. On November 14, 2018, the Company's Board of Directors approved a warrant repurchase program, authorizing the Company to repurchase up to $15 million worth of the Emergence Date Warrants. None of the Emergence Date Warrants have been exercised or repurchased as of September 30, 2019.
The fair value of the Emergence Date Warrants was determined using a probability weighted Black-Scholes option pricing model. This model requires certain input assumptions including risk-free interest rates, volatility, expected life and dividend rates. Selection of these inputs involves significant judgment. The fair value of the Emergence Date Warrants as of September 30, 2019 and 2018 was determined using the input assumptions summarized below:

	September 30, 2019	September 30, 2018
Expected volatility	56.89%	50.14%
Risk-free interest rates	1.55%	2.90%
Contractual remaining life (in years)	3.21	4.21
Price per share of common stock	$10.23	$22.14
In determining the fair value of the Emergence Date Warrants, the dividend yield was assumed to be zero as the Company does not anticipate paying dividends.
The following table summarizes the fair value of the Company's derivatives on a gross basis segregated between those that are designated as hedging instruments and those that are not designated as hedging instruments:

		September 30, 2019		September 30, 2018
(In millions)	Balance Sheet Caption	Asset	Liability	Asset	Liability
Derivatives Designated as Hedging Instruments:
Interest rate contracts	Other assets	$—	$—	$3	$—
Interest rate contracts	Other current liabilities	—	23	—	7
Interest rate contracts	Other liabilities	—	58	—	—
		—	81	3	7
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Other current assets	1	—	—	—
Emergence Date Warrants	Other liabilities	—	5	—	34
		1	5	—	34
Total derivative fair value		$1	$86	$3	$41

The following table provides information regarding the location and amount of pre-tax (losses) gains for derivatives designated as cash flow hedges:

	Successor				Predecessor
	Fiscal year ended September 30, 2019		Period from December 16, 2017 through September 30, 2018		Period from October 1, 2017 through December 15, 2017
(In millions)	Interest Expense	Other Comprehensive (Loss) Income	Interest Expense	Other Comprehensive (Loss) Income	Interest Expense	Other Comprehensive (Loss) Income
Financial Statement Line Item in which Cash Flow Hedges are Recorded	$(237)	$(191)	$(169)	$18	$(14)	$658
Impact of cash flow hedging relationships:
Loss recognized in AOCI - on interest rate swaps	—	(87)	—	(9)	—	—
Interest expense reclassified from AOCI	(10)	10	(6)	6	—	—
The following table provides information regarding the pre-tax gains (losses) for derivatives not designated as hedging instruments on the Consolidated Statements of Operations:

		Successor		Predecessor
(In millions)	Location of Derivative Pre-tax Gain (Loss)	Fiscal year ended September 30, 2019	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal year ended September 30, 2017
Emergence Date Warrants	Other income (expense), net	$29	$(17)	$—	$—
Foreign exchange contracts	Other income (expense), net	(5)	—	—	—
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

	September 30, 2019		September 30, 2018
(In millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the Consolidated Balance Sheet	$1	$86	$3	$41
Gross amount subject to offset in master netting arrangements not offset in the Consolidated Balance Sheet	(1)	(1)	(3)	(3)
Net amounts	$—	$85	$—	$38
14. Fair Value Measurements
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and 2018 were as follows:

	September 30, 2019				September 30, 2018
	Fair Value Measurements Using				Fair Value Measurements Using
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Strategic investments	$10	$—	$—	$10	$—	$—	$—	$—
Other investments	—	—	—	—	2	2	—	—
Interest rate contracts	—	—	—	—	3	—	3	—
Foreign exchange contracts	1	—	1	—	—	—	—	—
Total assets	$11	$—	$1	$10	$5	$2	$3	$—

Liabilities:
Interest rate contracts	$81	$—	$81	$—	$7	$—	$7	$—
Spoken acquisition Earn-outs	5	—	—	5	15	—	—	15
Emergence Date Warrants	5	—	—	5	34	—	—	34
Total liabilities	$91	$—	$81	$10	$56	$—	$7	$49
Strategic investments
The Strategic Investment is valued using a discounted cash flow model which includes various unobservable inputs including cash flow projections, long-term growth rates, discount rates and market comparable companies. The Strategic Investment is recorded in Other assets in the Consolidated Balance Sheets.
Other investments
Other investments classified as Level 1 assets are priced using quoted market prices for identical assets in active markets that are observable. Other investments are recorded in Other assets in the Consolidated Balance Sheets.
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
During fiscal 2019 (Successor), the period from December 16, 2017 through September 30, 2018 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor) and fiscal 2017 (Predecessor), there were no transfers between Level 1 and Level 2, or into and out of Level 3.

The following table summarizes the activity for the Company's Level 3 assets and liabilities measured at fair value on a recurring basis:

(In millions)	Emergence Date Warrants	Spoken Acquisition Earn-outs	Strategic Investments
Balance as of September 30, 2017 (Predecessor)	$—	$—	$—
Issuance of Emergence Date Warrants	17	—	—
Balance as of December 15, 2017 (Predecessor)	$17	$—	$—

Balance as of December 16, 2017 (Successor)	$17	$—	$—
Contingent consideration	—	14	—
Accretion of interest(1)	—	1	—
Change in fair value(1)	17	—	—
Balance as of September 30, 2018 (Successor)	$34	$15	$—
Strategic investments	—	—	10
Change in fair value(1)	(29)	1	—
Settlement	—	(11)	—
Balance as of September 30, 2019 (Successor)	$5	$5	$10
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
As of September 30, 2019 and 2018, the estimated fair value of the Convertible Notes was determined based on the quoted price of the Convertible Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2.
The estimated fair values of amounts borrowed under the Company's other financing arrangements at September 30, 2019 and 2018 were estimated based on a Level 2 input based on a market approach utilizing market-clearing data on the valuation date in addition to bid/ask prices.
The estimated fair values of the amounts borrowed under the Company’s financing agreements at September 30, 2019 and 2018 are as follows:

	September 30, 2019		September 30, 2018
(In millions)	Principal amount	Fair value	Principal amount	Fair value
Term Loan Credit Agreement due December 15, 2024	$2,874	$2,739	$2,903	$2,932
Convertible 2.25% senior notes due June 15, 2023	350	298	350	357
Total debt	$3,224	$3,037	$3,253	$3,289
15. Income Taxes
During the year ended September 30, 2018, under the Plan of Reorganization, a substantial amount of the Company’s debt was extinguished. Absent an exception, a debtor recognizes the cancellation of indebtedness income ("CODI") upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The Company's U.S. federal net operating loss ("NOL") and tax credits not utilized during the taxable year ended September 30, 2018 were eliminated in the prior year due to the recognition of CODI. Prior to December 15, 2017, a full valuation allowance was established in any jurisdiction that had a net deferred tax asset. A portion of the U.S. valuation allowance in the amount of $787 million was reversed as part of the reorganization adjustments as it was previously established against (i) the NOL and tax credits that as of December 15, 2017 were estimated to be eliminated as a result of the CODI rules and (ii) other deferred tax assets that were previously established for liabilities that were discharged in the Plan or Reorganization and eliminated as part of the reorganization adjustments. The valuation allowance in the amount of $47 million was reversed in certain non-U.S.

jurisdictions as part of the reorganization adjustments as management concluded it is more likely than not that the related deferred tax assets will be realized. The remaining U.S. valuation allowance in the amount of $460 million was reversed as part of the fresh start adjustments because management concluded it is more likely than not that the deferred tax assets will be realized primarily due to future sources of taxable income that will be generated by the reversal of deferred tax liabilities established as a result of fresh start.
During the fourth quarter of 2018, the Company centralized the management and ownership of certain intellectual property in a U.S. limited partnership. This action resulted in the utilization and recognition of previously unrecognized NOLs, the reversal of deferred tax liabilities established as part of fresh start accounting and the recognition of a deferred tax asset, cumulatively in the amount of $366 million.
On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was signed into law. The Act lowered the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. Corporations with a fiscal year-end that is not a calendar year but included January 1, 2018 were subject to a blended tax rate based on the number of days in the fiscal year before and after January 1, 2018. The Company has a September 30th tax year-end and therefore the U.S. federal tax rate for the fiscal year ending September 30, 2018 was 24.5%.
The SEC issued Staff Accounting Bulletin No. 118 ("SAB 118") on December 22, 2017, which provided guidance to registrants on the accounting for tax related impacts under the Act. The guidance provides a measurement period of up to one year after the enactment date for companies to complete the tax accounting implications of the Act. As a fiscal year-end tax filer, the Company was subject to various provisions under the Act for the period from December 16, 2017 through September 30, 2018 (Successor), including the change to the U.S. federal statutory tax rate and the mandatory deemed repatriation of unremitted foreign earnings. In the year ended September 30, 2018, the Company recorded adjustments related to the Act, including a revaluation of its deferred taxes. The amount of the reduction to the net deferred tax liability as a result of the Act was $245 million and had been recorded as an income tax benefit in the period from December 16, 2017 through September 30, 2018 (Successor).
During the year ended September 30, 2019, various U.S. tax provisions that were introduced or updated as part of the Act have become effective for the Company, including provisions that result in the current U.S. taxation of certain income earned by the Company’s foreign subsidiaries. The FASB has published guidance (Topic 740, No. 5) regarding how to account for the Global Intangible Low-Taxed Income ("GILTI") provisions included in the Act. The guidance states that a company may make a policy decision with respect to the accounting for taxes related to GILTI and whether deferred taxes should be established. The Company has generated income that will be taxed as GILTI in fiscal 2019. The Company has determined that it will account for any taxes associated with GILTI as a period cost.
The Company previously established a deferred tax liability for non-U.S. withholding taxes to be incurred upon the remittance of foreign earnings. As of September 30, 2019, the Company has an outside basis difference of $104 million with a deferred tax liability of $20 million. The Company is permanently reinvested on the remaining basis difference and estimates the unrecorded deferred tax liability to be $25 million.

The (provision for) benefit from income taxes is comprised of U.S. federal, state and foreign income taxes. The following table presents the U.S. and foreign components of (loss) income before income taxes and the (provision for) benefit from income taxes for the periods indicated:

	Successor		Predecessor
(In millions)	Fiscal year ended September 30, 2019	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal year ended September 30, 2017
(LOSS) INCOME BEFORE INCOME TAXES:
U.S.	$(510)	$(165)	$3,353	$(275)
Foreign	(159)	(94)	83	77
(Loss) income before income taxes	$(669)	$(259)	$3,436	$(198)
(PROVISION FOR) BENEFIT FROM INCOME TAXES:
CURRENT
Federal	$(20)	$—	$—	$2
State and local	(7)	4	—	1
Foreign	(29)	(40)	(4)	(27)
	(56)	(36)	(4)	(24)
DEFERRED
Federal	47	530	(453)	34
State and local	10	34	(19)	5
Foreign	(3)	18	17	1
	54	582	(455)	40
(Provision for) benefit from income taxes	$(2)	$546	$(459)	$16
Deferred income taxes are provided for the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of the periods indicated were as follows:

	As of September 30,
(In millions)	2019	2018
DEFERRED INCOME TAX ASSETS:
Benefit obligations	$225	$205
Net operating losses/credit carryforwards	918	951
Property, plant and equipment	15	21
Valuation allowance	(928)	(919)
Gross deferred income tax assets	230	258
DEFERRED INCOME TAX LIABILITIES:
Goodwill and intangible assets	(213)	(290)
Other/accrued liabilities	(54)	(79)
Gross deferred income tax liabilities	(267)	(369)
Net deferred income tax liabilities	$(37)	$(111)

A reconciliation of the Company’s loss before income taxes at the U.S. federal statutory rate to the benefit from (provision for) income taxes is as follows:

	Successor		Predecessor
(In millions)	Fiscal year ended September 30, 2019	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal year ended September 30, 2017
Income tax benefit (provision) computed at the U.S. Federal statutory rate	$140	$64	$(1,203)	$69
State and local income taxes, net of federal income tax effect	11	(12)	10	6
Tax differentials on foreign earnings	(11)	(12)	182	12
Loss on foreign subsidiaries	29	43	—	7
Taxes on unremitted foreign earnings and profits	(4)	4	7	7
Non-deductible portion of goodwill	(123)	—	—	(17)
Non-deductible loss on sale of Networking business	—	—	—	(12)
Non-deductible reorganization items	—	—	(11)	(18)
Adjustment to deferred taxes	16	4	(1)	5
Audit settlements and accruals	5	(48)	(6)	(5)
Credits and other taxes	4	(5)	(1)	(11)
Impact of Tax Cuts and Jobs Act	1	245	—	—
NOL recognition / intellectual property	—	366	—	—
Warrants	6	(4)	—	—
Debt refinancing	—	(8)	—	—
Non-deductible impact of fresh start accounting	—	—	(555)	—
Non-taxable cancellation of debt income	—	—	313	—
Attribute reduction	—	—	(452)	—
Rate changes	(19)	(3)	—	(68)
U.S. tax on foreign source income	—	(10)	(2)	(2)
Valuation allowance	(43)	(85)	1,199	45
Other differences—net	(14)	7	61	(2)
(Provision for) benefit from income taxes	$(2)	$546	$(459)	$16
In fiscal 2019, the Company recognized impairment charges of $657 million to Goodwill. See Note 8, "Goodwill," for further discussion. A portion of the impairment charges were allocated to tax jurisdictions where there would not be any taxable benefit and therefore non-deductible.
In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considered the scheduled reversal of deferred tax assets and liabilities, projected future taxable income and certain tax planning strategies in assessing the realization of its deferred tax assets. Based on this assessment, the Company determined that it is more likely than not that the deferred tax assets in certain significant jurisdictions, including Ireland, Germany, Luxembourg and France, will not be realized to the extent they exceed the scheduled reversal of deferred tax liabilities.
During fiscal 2019, the period from December 16, 2017 through September 30, 2018 and the period from October 1, 2017 through December 15, 2017, the Company's valuation allowance increased (decreased) by $9 million, $82 million and $(1,316) million, respectively, primarily due to valuation allowances established for additional NOLs and the tax effects related to other comprehensive income. At September 30, 2019, the valuation allowance of $928 million is comprised of $17 million, $329 million, $522 million and $61 million related to the U.S., Germany, Luxembourg, and other foreign subsidiaries, respectively. The recognition of valuation allowances will continue to adversely affect the Company's effective income tax rate.
As of September 30, 2019, the Company had tax-effected NOLs and credits of $948 million, comprised of $16 million for U.S. state and local taxes and $932 million for foreign taxes, including $253 million and $613 million in Germany and Luxembourg, respectively.

The U.S. state NOLs expire through the year 2037, with the majority expiring in excess of 10 years. The majority of foreign NOLs have no expiration.
As of September 30, 2019, there were $147 million of unrecognized tax benefits ("UTBs") associated with uncertain tax positions and an additional $22 million of accrued interest and penalties related to these amounts. The Company estimates $89 million of UTBs would affect the effective tax rate if recognized. The reduction in the balance during the fiscal 2019 period is primarily related to U.S. tax positions that were effectively settled as well as the tax effects of any appropriately submitted tax elections. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in connection with these tax liabilities. The Company’s policy is to include interest and penalties related to its uncertain tax positions within the benefit from (provision for) income taxes. Included in the benefit from (provision for) income taxes in fiscal 2019, the period from December 16, 2017 through September 30, 2018 and the period from October 1, 2017 through December 15, 2017 was net interest (expense) benefit of $(4) million, $0 million and $1 million, respectively. The Company files corporate income tax returns with the federal government in the U.S. and with multiple U.S. state and local jurisdictions and foreign tax jurisdictions. In the ordinary course of business these income tax returns will be examined by the tax authorities. Various foreign income tax returns, such as Brazil, Italy, Germany, India, Ireland, Israel, and Netherlands are under examination by taxing authorities for tax years ranging from 2001 through 2018. It is reasonably possible that the total amount of UTB will decrease by an estimated $8 million in the next 12 months as a result of these examinations and by an estimated $8 million as a result of the expiration of the statute of limitations.

(In millions)
Gross UTB balance at September 30, 2016 (Predecessor)	$263
Additions based on tax positions relating to the period	23
Change to tax positions relating to prior periods	(10)
Statute of limitations expirations	(8)
Gross UTB balance at September 30, 2017 (Predecessor)	268
Additions based on tax positions relating to the period	4
Gross UTB balance at December 15, 2017 (Predecessor)	$272

Gross UTB balance at December 16, 2017 (Successor)	$272
Additions based on tax positions relating to the period	57
Changes based on tax positions relating to prior periods	(143)
Statute of limitations expirations	(12)
Gross UTB balance at September 30, 2018 (Successor)	174
Additions based on tax positions relating to the period	10
Changes based on tax positions relating to prior periods	(32)
Statute of limitations expirations	(5)
Gross UTB balance at September 30, 2019 (Successor)	$147
16. Benefit Obligations
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
In September 2015, the Company amended the post-retirement medical plan for represented retirees effective January 1, 2017, to replace medical coverage through the Company’s group plan for represented retirees who are retired as of October 15, 2015 and their eligible dependents, with medical coverage through the private and public insurance marketplace. The change allows the existing retirees to choose insurance from the marketplace and receive financial support from the Company toward the cost of coverage through a Health Reimbursement Arrangement. In June 2019, the Company announced a change in medical benefits under the post-retirement medical plan for represented retirees effective January 1, 2020, to replace medical coverage through the Company's group plan for represented retirees who are retired as of April 30, 2019 and their eligible dependents, with medical coverage through the private and public insurance marketplace. As a result of the plan amendment, the Company recognized a $7 million reduction in the accumulated benefit obligation with an offset to Accumulated other comprehensive (loss) income within the Consolidated Balance Sheets.
On December 15, 2017, the APPSE, a qualified pension plan, was settled with the PBGC. At that time, the Company and the PBGC executed a termination and trusteeship agreement to terminate the APPSE and to appoint the PBGC as the statutory trustee of the plan. The Company paid settlement consideration to the PBGC consisting of $340 million in cash and 6.1 million shares of Successor Company common stock (fair value of $92 million). With this payment, any accrued but unpaid minimum funding contributions due were deemed to have been paid in full. As a result of the plan termination on December 15, 2017, the Company's projected benefit obligation and pension trust assets were reduced by $2,192 million and $1,573 million, respectively. Including the settlement consideration and $703 million of Accumulated other comprehensive loss recorded in the Consolidated Balance Sheets, a settlement loss of $516 million was recorded in Reorganization items, net in the Consolidated Statements of Operations for the period from October 1, 2017 through December 15, 2017 (Predecessor).
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
Effective September 9, 2019, the Company and the Communications Workers of America ("CWA") and the International Brotherhood of Electrical Workers ("IBEW"), agreed to extend the 2009 Collective Bargaining Agreement ("CBA") until June 19, 2021. The contract extensions did not affect the Company’s obligation for pension and post-retirement benefits available to U.S. employees of the Company who are represented by the CWA or IBEW ("represented employees").
Most post-retirement medical benefits are not pre-funded. Consequently, the Company makes payments directly to the claims administrator as retiree medical benefit claims are disbursed. These payments are funded by the Company up to the maximum contribution amounts specified in the plan documents and contract with the CWA and IBEW, and contributions from the participants, if required. As a result, payments for retiree medical and dental benefits were $12 million, $7 million, $2 million and $15 million for fiscal 2019 (Successor), the period from December 16, 2017 through September 30, 2018 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor) and fiscal 2017 (Predecessor), respectively. In fiscal 2019, the Company received a $3 million reimbursement from the represented employees' post-retirement health trust related to payments in prior periods. The Company estimates it will make payments for retiree medical and dental benefits totaling $13 million during fiscal 2020.

A reconciliation of the changes in the benefit obligations and fair value of assets of the defined benefit pension and post-retirement plans, the funded status of the plans and the amounts recognized in the Consolidated Balance Sheets are provided in the tables below:

	Successor		Predecessor
(In millions)	Fiscal year ended September 30, 2019	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017
Pension Benefits - U.S.
Change in benefit obligation
Projected benefit obligation at beginning of period	$1,050	$1,136	$3,415
Service cost	3	3	1
Interest cost	40	28	22
Actuarial loss (gain)	131	(56)	19
Benefits paid	(90)	(61)	(39)
Reorganization adjustments	—	—	(2,282)
Projected benefit obligation at end of period	$1,134	$1,050	$1,136
Change in plan assets
Fair value of plan assets at beginning of period	$881	$889	$2,395
Actual return on plan assets	97	10	57
Employer contributions	27	43	49
Benefits paid	(90)	(61)	(39)
Reorganization adjustments	—	—	(1,573)
Fair value of plan assets at end of period	$915	$881	$889
Underfunded status at end of period	$(219)	$(169)	$(247)
Amount recognized in the Consolidated Balance Sheets consists of:
Accrued benefit liability, current	$—	$—	$(9)
Accrued benefit liability, noncurrent	(219)	(169)	(238)
Net amount recognized	$(219)	$(169)	$(247)
Amount recognized in Accumulated other comprehensive loss (pre-tax) consists of:
Net actuarial loss (gain)	79	(15)	—
Net amount recognized	$79	$(15)	$—
Weighted average assumptions used to determine benefit obligations
Discount rate	3.09%	4.22%	3.70%
Rate of compensation increase	3.00%	4.00%	4.00%

	Successor		Predecessor
(In millions)	Fiscal year ended September 30, 2019	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017
Pension Benefits - Non-U.S.
Change in benefit obligation
Projected benefit obligation at beginning of period	$536	$575	$551
Service cost	6	5	2
Interest cost	10	7	3
Actuarial loss (gain)	76	(19)	(2)
Benefits paid	(22)	(22)	(3)
Foreign currency exchange rate changes	(32)	(10)	—
Curtailments, settlements and other	(1)	—	—
Reorganization adjustments	—	—	24
Projected benefit obligation at end of period	$573	$536	$575

Change in plan assets
Fair value of plan assets at beginning of period	$15	$15	$15
Actual return on plan assets	1	—	—
Employer contributions	23	22	3
Benefits paid	(22)	(22)	(3)
Foreign currency exchange rate changes	(1)	—	—
Settlements	(1)	—	—
Fair value of plan assets at end of period	$15	$15	$15
Underfunded status at end of period	$(558)	$(521)	$(560)

Amount recognized in the Consolidated Balance Sheets consists of:
Noncurrent assets	$1	$1	$1
Accrued benefit liability, current	(19)	(20)	(23)
Accrued benefit liability, noncurrent	(540)	(502)	(538)
Net amount recognized	$(558)	$(521)	$(560)

Amount recognized in Accumulated other comprehensive loss (pre-tax) consists of:
Net actuarial loss (gain)	$55	$(19)	$—
Net amount recognized	$55	$(19)	$—

Weighted average assumptions used to determine benefit obligations
Discount rate	0.87%	1.92%	1.92%
Rate of compensation increase	2.59%	4.46%	3.66%

	Successor		Predecessor
(In millions)	Fiscal year ended September 30, 2019	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017
Post-retirement Benefits - U.S.
Change in benefit obligation
Benefit obligation at beginning of period	$368	$407	$404
Service cost	1	1	—
Interest cost	14	11	3
Actuarial loss (gain)	44	(40)	4
Benefits paid	(16)	(11)	(3)
Plan amendments	(7)	—	—
Reorganization adjustments	—	—	(1)
Projected benefit obligation at end of period	$404	$368	$407

Change in plan assets
Fair value of plan assets at beginning of period	$178	$180	$178
Actual return on plan assets	17	2	3
Employer contributions	12	7	2
Benefits paid	(16)	(11)	(3)
Fair value of plan assets at end of period	$191	$178	$180
Underfunded status at end of period	$(213)	$(190)	$(227)

Amount recognized in the Consolidated Balance Sheets consists of:
Accrued benefit liability, current	$(13)	$(14)	$(12)
Accrued benefit liability, noncurrent	(200)	(176)	(215)
Net amount recognized	$(213)	$(190)	$(227)

Amount recognized in Accumulated other comprehensive loss (pre-tax) consists of:
Net prior service credit	$(7)	$—	$—
Net actuarial loss (gain)	$3	$(34)	$—
Net amount recognized	$(4)	$(34)	$—

Weighted average assumptions used to determine benefit obligations
Discount rate	3.17%	4.26%	3.77%
Rate of compensation increase	3.00%	4.00%	4.00%
Effective September 30, 2019, to reflect its best estimate of future mortality for its U.S. pension and post-retirement benefit plans, the Company updated its base mortality table projections to the PRI-2012 Private Retirement Plans Mortality Tables. The Company also updated its mortality rate assumptions to use the projected mortality improvement scale, Mortality Projection-2019, as published by the Society of Actuaries. The changes resulted in an $11 million decrease in the Company’s U.S. pension benefit obligation and an increase in the Company's U.S. post-retirement benefit obligation of less than $1 million as of September 30, 2019.

The following table provides the accumulated benefit obligation for all defined benefit pension plans and information for pension plans with an accumulated benefit obligation in excess of plan assets:

	Pension Benefits - U.S.		Pension Benefits - Non-U.S.
(In millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Accumulated benefit obligation for all plans	$1,134	$1,050	$555	$521
Plans with accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$1,134	$1,050	$568	$531
Accumulated benefit obligation	$1,134	$1,050	$550	$516
Fair value of plan assets	$915	$881	$9	$9
Estimated future benefits expected to be paid in each of the next five fiscal years, and in aggregate for the five fiscal years thereafter, are presented below:

	Pension Benefits		Post-retirement Benefits
(In millions)	U.S.	Non-U.S.
2020	$74	$23	$19
2021	73	22	20
2022	72	25	20
2023	72	23	20
2024	71	23	21
2025 - 2029	340	132	107
Total	$702	$248	$207

The components of the pension and post-retirement net periodic benefit cost (credit) for the periods indicated are provided in the table below:

	Successor		Predecessor
(In millions)	Fiscal year ended September 30, 2019	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal year ended September 30, 2017
Pension Benefits - U.S.
Components of net periodic benefit (credit) cost
Service cost	$3	$3	$1	$4
Interest cost	40	28	22	98
Expected return on plan assets	(60)	(51)	(38)	(179)
Amortization of prior service cost	—	—	—	1
Amortization of actuarial loss	—	—	20	102
Net periodic benefit (credit) cost	$(17)	$(20)	$5	$26
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	3.94%	3.29%	3.19%	2.86%
Expected return on plan assets	7.00%	7.65%	7.75%	7.75%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

Pension Benefits - Non-U.S.
Components of net periodic benefit cost (credit)
Service cost	$6	$5	$2	$7
Interest cost	10	7	3	8
Expected return on plan assets	(1)	—	(1)	(1)
Amortization of actuarial loss	—	—	2	16
Curtailment, settlement gain	—	—	—	(4)
Net periodic benefit cost	$15	$12	$6	$26
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	1.92%	1.92%	1.22%	1.22%
Expected return on plan assets	3.67%	3.68%	1.82%	1.82%
Rate of compensation increase	2.58%	3.62%	3.45%	3.45%

Post-retirement Benefits - U.S.
Components of net periodic benefit cost (credit)
Service cost	$1	$1	$—	$2
Interest cost	14	11	3	13
Expected return on plan assets	(9)	(8)	(2)	(10)
Amortization of prior service cost	—	—	(3)	(18)
Amortization of actuarial (gain) loss	(1)	—	2	12
Curtailment, settlement gain(1)	—	—	—	(4)
Net periodic benefit cost (credit)	$5	$4	$—	$(5)
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	4.02%	3.39%	3.37%	3.11%
Expected return on plan assets	5.50%	5.50%	5.90%	5.90%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
(1) Excludes Plan of Reorganization related settlements that were recorded in Reorganization items, net in the Consolidated Statements of Operations.

The service components of net periodic benefit cost (credit) were recorded similar to compensation expense, while all other components were recorded in Other income (expense), net.
The Company's general funding policy with respect to its U.S. qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations, or to directly pay benefits where appropriate. As a result of the Bankruptcy Filing on January 19, 2017, there was an automatic stay on the Company's contributions to the U.S. pension plans during fiscal 2017 (Predecessor). Therefore, the minimum funding requirements for the U.S. pension plans were not met for fiscal 2017 (Predecessor). As part of the Plan of Reorganization, on December 15, 2017, the Company paid the aggregate unpaid required minimum funding for the APP of $49 million. Contributions to U.S. pension plans were $27 million, $43 million, $49 million and $23 million for fiscal 2019 (Successor), the period from December 16, 2017 through September 30, 2018 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor) and fiscal 2017 (Predecessor), respectively. The contributions to the U.S. pension plans included $0 million, $0 million, $0 million and $3 million for fiscal 2019 (Successor), the period from December 16, 2017 through September 30, 2018 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor) and fiscal 2017 (Predecessor), respectively, for certain pension benefits that were not pre-funded, and included $27 million, $43 million, $49 million and $20 million for fiscal 2019 (Successor), the period from December 16, 2017 through September 30, 2018 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor) and fiscal 2017 (Predecessor), respectively, toward minimum funding requirements. Contributions to the non-U.S. pension plans were $23 million, $22 million, $3 million and $25 million for fiscal 2019 (Successor), the period from December 16, 2017 through September 30, 2018 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor) and fiscal 2017 (Predecessor), respectively. In fiscal 2020, the Company estimates that it will make contributions totaling $15 million to satisfy the minimum statutory funding requirements in the U.S. and contributions totaling $23 million for non-U.S. plans.
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
As a result of restructuring initiatives during fiscal 2016 (Predecessor), the Company's U.S. post-retirement plan experienced a curtailment that resulted in a $6 million gain, of which $4 million was recognized in fiscal 2017 (Predecessor) based on the timing of when the terminations occurred.

Other changes in plan assets and benefit obligations recognized in other comprehensive (loss) income are provided in the tables below:

	Successor		Predecessor
(In millions)	Fiscal year ended September 30, 2019	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal year ended September 30, 2017
Pension Benefits - U.S.
Net loss (gain)	$94	$(15)	$—	$(68)
Amortization of prior service cost	—	—	—	(1)
Amortization of actuarial loss	—	—	(20)	(102)
Reorganization adjustments	—	—	(1,147)	—
Total recognized in Other comprehensive (loss) income	$94	$(15)	$(1,167)	$(171)
Total recognized in net periodic benefit cost and Other comprehensive (loss) income(1)	$77	$(35)	$(722)	$(145)

Pension Benefits - Non-U.S.
Net loss (gain)	$76	$(19)	$22	$(68)
Foreign exchange rate loss	(2)	—	—	—
Amortization of actuarial loss	—	—	(2)	(16)
Net gain recognition due to settlement	—	—	—	4
Reorganization adjustments	—	—	(163)	—
Total recognized in Other comprehensive (loss) income	$74	$(19)	$(143)	$(80)
Total recognized in net periodic benefit cost and Other comprehensive (loss) income(1)	$89	$(7)	$(137)	$(54)

Post-retirement Benefits - U.S.
Net loss (gain)	$36	$(34)	$—	$(28)
Prior service credit	(7)	—	—	—
Amortization of prior service credit	—	—	3	18
Amortization of actuarial gain (loss)	1	—	(2)	(12)
Net gain recognition due to curtailment	—	—	—	4
Reorganization adjustments	—	—	(40)	—
Total recognized in Other comprehensive (loss) income	$30	$(34)	$(39)	$(18)
Total recognized in net periodic benefit cost and Other comprehensive (loss) income(1)	$35	$(30)	$2	$(23)
(1) For the period from October 1, 2017 through December 15, 2017, the U.S.; non-U.S.; and other Post-retirement benefits include Plan of Reorganization settlements that were recorded in Reorganization items, net in the Consolidated Statements of Operations of $(440) million, $0 million and $(43) million, respectively.
The estimated amount to be amortized from Accumulated other comprehensive (loss) income as a net periodic cost during fiscal 2020 is $0 million, consisting of a $1 million benefit from the recognition of prior service credit for U.S. post-retirement benefit plans offset by the recognition of a $1 million net actuarial expense for non-U.S. pension plans.
The discount rate is subject to change each year, consistent with changes in rates of return on high-quality fixed-income investments currently available and expected to be available during the expected benefit payment period. The Company selects the assumed discount rate for its U.S. pension and post-retirement benefit plans by applying the rates from the Aon AA Only and Aon AA Only Above Median yield curves to the expected benefit payment streams and develops a rate at which it is believed the benefit obligations could be effectively settled. The Company follows a similar process for its non-U.S. pension plans by applying the Aon Euro AA corporate bond yield curve. Based on the published rates as of September 30, 2019, the Company used a weighted average discount rate of 3.09% for the U.S. pension plans, 0.87% for the non-U.S. pension plans and 3.17% for the post-retirement plans, a decrease of 113 basis points, 105 basis points and 109 basis points from the prior year for the U.S. pension plans, the non-U.S. pension plans and the post-retirement benefit plans, respectively. As of September 30,

2019 (Successor), this had the effect of increasing the projected U.S. pension, non-U.S. pension and the post-retirement benefit obligations by $126 million, $83 million and $50 million, respectively. For fiscal 2020, this will have a minimal effect on the U.S. pension and post-retirement service cost.
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
The weighted average asset allocation of the pension and post-retirement plans by asset category and target allocation is as follows:

Asset Category	September 30, 2019	September 30, 2018	Long-term Target
Pension Benefits - U.S.
Equity Securities	29%	37%	34%
Debt Securities	52%	39%	50%
Hedge Funds	7%	8%	6%
Private Equity	—%	1%	—%
Real Estate	6%	6%	6%
Commodities	2%	2%	2%
Other(1)	4%	7%	2%
Total	100%	100%	100%

Pension Benefits - Non-U.S.
Debt Securities	27%	27%
Asset Allocation Fund	13%	13%
Insurance Contracts	60%	60%
Total	100%	100%

Post-retirement Benefits - U.S.
Equity Securities	40%	40%	40%
Debt Securities	60%	60%	60%
Total	100%	100%	100%

(1)	Other includes cash/cash equivalents, derivative financial instruments and payables/receivables for pending transactions.
The Company’s asset management strategy focuses on the dual objectives of improving the funded status of the pension plans and reducing the impact of changes in interest rates on the funded status. To improve the funded status of the pension plans, assets are invested in a diversified mix of asset classes designed to generate higher returns over time, than the pension benefit obligation discount rate assumption. To reduce the impact of interest rate changes on the funded status of the pension plans, assets are invested in a mix of fixed income investments (including long-term debt) that are selected based on the characteristics of the benefit obligation of the pension plans. Strategic asset allocation is the principal method for achieving the Company’s investment objectives, which are determined in the course of periodic asset-liability studies. The most recent asset-liability study was completed in 2019 for the pension plans.
As part of the Company’s asset management strategy, investments are professionally managed and diversified across multiple asset classes and investment styles to minimize exposure to any one specific investment. Derivative instruments (such as forwards, futures, swaptions and swaps) may be held as part of the Company’s asset management strategy. However, the use of derivative financial instruments for speculative purposes is prohibited by the Company’s investment policy. Also, as part of the Company’s investment strategy, the U.S. pension plans invest in hedge funds, real estate funds, private equity and commodities to provide additional uncorrelated returns.

The fair value of plan assets is determined by the trustee and reviewed by the Company, in accordance with the accounting guidance for fair value measurements and the fair value hierarchy discussed in Note 14, "Fair Value Measurements." Because of the inherent uncertainty of valuation, estimated fair values may differ significantly from the fair values that would have been used had quoted prices in an active market existed.
The following table summarizes the fair value measurements of the U.S. pension plan assets by asset class:

	As of September 30, 2019				As of September 30, 2018
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
U.S. Government debt securities (a)	$—	$125	$—	$125	$—	$93	$—	$93
Derivative instruments (b)	(2)	—	—	(2)	(2)	—	—	(2)
Total assets in the fair value hierarchy	(2)	125	—	123	(2)	93	—	91

Investments measured at net asset value: (c)
Real estate (d)				55				49
Private equity (e)				4				7
Multi-strategy hedge funds (f)				65				73
Investment funds: (g)
Cash equivalents				37				62
Long duration fixed income				328				231
High-yield debt				19				26
U.S. equity				144				179
Non-U.S. equity				92				112
Emerging market equity				29				35
Commodities				14				15
Total investments measured at net asset value				787				789
Other plan assets, net				5				1
Total plan assets at fair value	$(2)	$125	$—	$915	$(2)	$93	$—	$881

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

(c)	These investments are measured at fair value using the net asset value per share or its equivalent ("NAV") and have therefore not been classified in the fair value hierarchy.

(d)
Includes open ended real estate commingled funds, close ended real estate limited partnerships, and insurance company separate accounts that invest primarily in U.S. office, lodging, retail and residential real estate. The insurance company separate accounts and the commingled funds account for their portfolio of assets at fair value and calculate the NAV on either a monthly or quarterly basis. Shares can be redeemed at the NAV on a quarterly basis, provided a written redemption request is received in advance (generally 45-91 days) of the redemption date. Therefore, the undiscounted NAV is used as the fair value measurement. For limited partnerships, the fair value of the underlying assets and the capital account for each investor is determined by the General Partner ("GP"). The valuation techniques used by the GP generally consist of unobservable inputs such as discounted cash flow analysis, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties. The partnerships are typically funded over time as capital is needed to fund asset purchases, and distributions from the partnerships are received as the partnerships liquidate their underlying asset holdings. Therefore, the life cycle for a typical investment in a real estate limited partnership is expected to be approximately 10 years from initial funding.

(e)
Includes limited partner interests in various limited partnerships ("LPs") that invest primarily in U.S. and non-U.S. investments either directly, or through other partnerships or funds with a focus on venture capital, buyouts, expansion capital, or companies undergoing financial distress or significant restructuring. The NAV of the LPs and of the capital account of each investor is determined by the GP of each LP. Marketable securities held by the LPs are valued based on the closing price on the valuation date on the exchange where they are principally traded and may be adjusted for legal restrictions, if any. Investments without a public market are valued based on assumptions made and valuation techniques used by the GP, which consist of unobservable inputs. Such valuation techniques may include discounted cash flow analysis, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties. The LPs are typically funded over time as capital is needed to fund purchases and distributions are received as the partnerships liquidate their underlying asset holdings.

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

The following table summarizes the fair value of the non-U.S. pension plan assets by asset class:

(In millions)	September 30, 2019	September 30, 2018
Investments measured at net asset value: (a)
Investment funds: (b)
Debt securities	$4	$4
Asset allocation	2	2
Insurance contracts (c)	9	9
Total plan assets at fair value	$15	$15

(a)	These investments are measured at fair value using the NAV and have therefore not been classified in the fair value hierarchy.

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

The following table summarizes the fair value of the post-retirement plan assets by asset class:

(In millions)	September 30, 2019	September 30, 2018
Investments measured at net asset value: (a)
Group life insurance contract measured at net asset value (b)	$191	$178
Total plan assets at fair value	$191	$178

(a)	These investments are measured at fair value using the NAV and have therefore not been classified in the fair value hierarchy.

(b)
The group life insurance contracts are held in a reserve of an insurance company that provides for investment of pre-funding amounts in a family of pooled separate accounts. The fair value of each group life insurance contract is primarily determined by the value of the units it owns in the pooled separate accounts that back the policy. Each of the pooled separate accounts provides a unit NAV on a daily basis, which is based on the fair value of the underlying assets owned by the account. The post-retirement benefit plans can transact daily at the unit NAV without restriction. As of September 30, 2019, the asset allocation of the pooled separate accounts in which the contracts invest was approximately 60% fixed income securities, 22% U.S. equity securities and 18% non-U.S. equity securities.

Savings Plans
Substantially all of the Company’s U.S. employees are eligible to participate in savings plans sponsored by the Company. The plans allow employees to contribute a portion of their compensation on a pre-tax and after-tax basis in accordance with specified guidelines. The Company matches a percentage of employee contributions up to certain limits. The Company’s expense related to these savings plans was $8 million, $7 million, $0 million, and $6 million for fiscal 2019 (Successor), the period from December 16, 2017 through September 30, 2018 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor) and 2017 (Predecessor), respectively.
17. Share-based Compensation
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
The Company's Board of Directors or any committee duly authorized thereby will administer the 2017 Equity Incentive Plan. The administrator has broad authority to, among other things: (i) select participants; (ii) determine the types of awards that participants are to receive and the number of shares that are to be granted under such awards; and (iii) establish the terms and conditions of awards, including the price to be paid for the shares or the awards.
Persons eligible to receive awards under the 2017 Equity Incentive Plan include non-employee directors, employees of the Company or any of its affiliates, and certain consultants and advisors to the Company. The types of awards that may be granted include stock options, restricted stock, restricted stock units ("RSUs"), performance awards ("PRSUs") and other forms of awards granted or denominated in shares of the Company's common stock, as well as certain cash-based awards.
The maximum number of shares of common stock that may be issued or granted under the 2017 Equity Incentive Plan is 7,381,609 shares. As of September 30, 2019 there were 1,002,131 shares available to be granted under the 2017 Equity Incentive Plan. If any option or other stock-based award granted under the 2017 Equity Incentive Plan expires, terminates or is canceled for any reason without having been exercised in full, the number of shares of common stock underlying any unexercised award will again be available for the purpose of awards under the 2017 Equity Incentive Plan. If any shares of restricted stock, performance awards or other stock-based awards denominated in shares of common stock awarded under the 2017 Equity Incentive Plan to a participant are forfeited for any reason, the number of forfeited shares of restricted stock, performance awards or other stock-based awards denominated in shares of common stock will again be available for purposes of awards under the 2017 Equity Incentive Plan. Any award under the 2017 Equity Incentive Plan settled in cash will not be counted against the foregoing maximum share limitations. Shares withheld by the Company in satisfaction of the applicable exercise price or withholding taxes upon the issuance, vesting or settlement of awards, in each case, shall not be available for future issuance under the 2017 Equity Incentive Plan.
Stock options and RSUs granted to employees generally vest ratably over a period of three years. PRSUs granted to certain senior executive employees vest at the end of the service period of three years. Awards granted to non-employee directors during fiscal 2019 vest immediately, while those granted during the period from December 16, 2017 through September 30, 2018 vested ratably over one year. The aggregate grant date fair value of all awards granted to any non-employee director during any calendar year (excluding awards made pursuant to deferred compensation arrangements made in lieu of all or a portion of cash retainers and any dividends payable in respect of outstanding awards) may not exceed $750,000. As of the Emergence Date, forfeitures are accounted for as incurred.
Pre-tax share-based compensation expense for fiscal 2019 and the period from December 16, 2017 through September 30, 2018 was $25 million and $19 million and the total income tax benefit recognized in the Consolidated Statement of Operations for share-based compensation arrangements was $2 million and $1 million, respectively.
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
The weighted average grant date assumptions used in calculating the fair value of options granted on the Emergence Date and thereafter were as follows:

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
There were no options granted during fiscal 2019. The weighted average grant date fair value of options granted for the period from the Emergence Date through September 30, 2018 was $8.18.
A summary of option activity for fiscal 2019 is presented below:

	Options (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In thousands)
Outstanding at September 30, 2018	1,118	$19.64
Forfeited or expired	(193)	$19.89
Outstanding at September 30, 2019	925	$19.59	8.1	$—

Exercisable at September 30, 2019	541	$19.58	8.0	$—

The intrinsic value is the difference between the Company's common stock price and the option exercise price. There were no stock options exercised during fiscal 2019. The total pretax intrinsic value of stock options exercised for the period from the Emergence Date through September 30, 2018 was not material. As of September 30, 2019, there was $3 million of unrecognized share-based compensation expense related to stock options, which is expected to be recognized over a period up to 1.9 years, or 1.3 years on a weighted average basis. The total grant date fair value of stock options vested during fiscal 2019 and the period from the Emergence Date through September 30, 2018 was $4 million and $1 million, respectively.
Restricted Stock Units
On the Emergence Date, the Company granted 3,440,528 RSUs to executives and other employees. Compensation cost for RSUs granted to employees and non-employee directors is generally measured by using the closing market price of the Company's common stock at the date of grant. The Emergence Date awards were measured using the fair value of the common stock upon emergence from bankruptcy and application of fresh start accounting.
A summary of RSU activity for fiscal 2019 is presented below:

	Restricted Stock Units (In thousands)	Weighted Average Grant-Date Fair Value
Non-vested at September 30, 2018	3,243	$16.08
Granted	1,833	15.29
Vested	(1,737)	15.60
Forfeited	(542)	17.42
Non-vested at September 30, 2019	2,797	$15.60
As of September 30, 2019, there was $38 million of unrecognized share-based compensation expense related to RSUs, which is expected to be recognized over a period up to 2.9 years, or 1.9 years on a weighted average basis. The weighted average grant date fair value for RSUs granted during fiscal 2019 and the period from the Emergence Date through September 30, 2018 was $15.29 and $16.11 respectively. The total grant date fair value of RSUs vested during fiscal 2019 and the period from the Emergence Date through September 30, 2018 was $27 million and $6 million, respectively.
Performance Restricted Stock Units
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
A summary of PRSU activity for fiscal 2019 is presented below:

	Performance Restricted Stock Units (In thousands)	Weighted Average Grant-Date Fair Value
Granted	456	$13.67
Change in shares due to performance	(177)	17.42
Vested	—	—
Forfeited	(5)	17.42
Non-vested at September 30, 2019	274	$11.18
As of September 30, 2019, there was $2 million of unrecognized share-based compensation expense related to PRSUs, which is expected to be recognized over a period of 2.4 years.
Predecessor
Prior to the Emergence Date, the Predecessor Company had granted share-based awards that were canceled upon emergence from bankruptcy. In conjunction with the cancellation, the Predecessor Company accelerated the unrecognized share-based compensation expense and recorded $3 million of compensation expense in the period from October 1, 2017 through December 15, 2017, principally reflected in Reorganization costs, net. Share-based compensation expense for fiscal 2017 was $11 million. No income tax benefit was recognized in the income statement for share-based compensation arrangements for the period from October 1, 2017 through December 15, 2017 and for fiscal 2017.
The Avaya Holdings Corp.’s Second Amended and Restated 2007 Equity Incentive Plan (the "2007 Plan") governed the issuance of equity awards, including RSUs and stock options, to eligible plan participants. Key employees, directors, and consultants of the Company were eligible to receive awards under the 2007 Plan. Each stock option, when vested and exercised, and each RSU, when vested, entitled the holder to receive one share of Predecessor common stock, subject to certain restrictions on their transfer and sale as defined in the 2007 Plan and related award agreements.
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
As of September 30, 2017 (Predecessor), the Company had 369,584 unvested RSUs with a weighted average grant date fair value of $1.83. During the period from October 1, 2017 through December 15, 2017 (Predecessor), there were no RSUs granted or vested and the 369,584 unvested RSUs were canceled upon the Company’s emergence from bankruptcy. The total grant date fair value of RSUs vested in fiscal 2017 was $1 million.
18. Capital Stock
Successor
Preferred Stock
The Successor Company's certificate of incorporation authorizes it to issue up to 55,000,000 shares of preferred stock with a par value of $0.01 per share. As of September 30, 2019 and 2018, there were no preferred shares issued or outstanding.
Common Stock
The Successor Company's certificate of incorporation authorizes it to issue up to 550,000,000 shares of common stock with a par value of $0.01 per share. As of September 30, 2019, there were 111,046,085 shares issued and 111,033,405 shares outstanding with the remaining 12,680 shares distributable in accordance with the Plan of Reorganization. As of September 30, 2018, there were 110,218,653 shares issued and 110,012,790 shares outstanding with the remaining 205,863 shares distributable in accordance with the Plan of Reorganization.
On November 14, 2018, the Company's Board of Directors approved a warrant repurchase program, authorizing the Company to repurchase Emergence Date Warrants for an aggregate expenditure of up to $15 million. The repurchases may be made from time to time in the open market, through block trades or in privately negotiated transactions. The Company may adopt one or more purchase plans pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in order to implement the warrant repurchase program. The warrant repurchase program does not obligate the Company to purchase any warrants and may be terminated, increased or decreased by the Board of Directors in its discretion at any time. As of September 30, 2019, there were no warrant repurchases under the program.
On October 1, 2019, the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase the Company’s Common Stock. See Note 26, "Subsequent Events," for additional information.
Predecessor
In connection with the Successor Company's Plan of Reorganization and emergence from bankruptcy, all equity interests in the Predecessor Company were canceled, including preferred and common stock, warrants and equity-based awards.
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
Funds affiliated with Silver Lake and TPG provided an aggregate of $78 million of the cash proceeds from the issuance of the preferred series A shares and the warrants, with each sponsor-affiliated group providing $39 million of the cash proceeds. Based on their contributed cash, the Silver Lake and TPG funds each received $38,865 preferred series A shares and warrants to purchase up to 11,958,192 common shares. Under the terms of the preferred stock agreement, the preferred series A shares were redeemable at the Company’s election only; however, because affiliates of Silver Lake and TPG controlled the board of directors and held a substantial portion of the preferred series A shares, they could have triggered a demand for redemption at their discretion.
As of September 30, 2017 (Predecessor), the carrying value of the preferred series A was $184 million, which included $59 million of accumulated and unpaid dividends as well as $57 million of discount accretion. During fiscal 2017, the carrying value of the preferred series A shares increased $9 million due to an increase in accumulated unpaid dividends in the period. The carrying value was adjusted to $0 during the period from October 1, 2017 through December 15, 2017 in connection with the Company’s emergence from bankruptcy.
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
As of September 30, 2017 (Predecessor), the carrying value of the preferred series B was $393 million, which included $99 million of accumulated and unpaid dividends, $98 million of accretion to the Redemption Price, as well as $33 million of discount accretion at the date of issuance. During fiscal 2017, the carrying value of the preferred series B shares increased $22 million due to an increase in accumulated unpaid dividends. The carrying value was adjusted to $0 during the period from October 1, 2017 through December 15, 2017 in connection with the Company’s emergence from bankruptcy.
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
19. (Loss) Earnings Per Common Share
Basic (loss) earnings per share is calculated by dividing net (loss) income attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that would occur if equity awards granted under the Company's various share-based compensation plans were vested or exercised; if the Company's Convertible Notes or the warrants the Company sold to purchase up to 12.6 million shares of its common stock in connection with the issuance of Convertible Notes ("Call Spread Warrants") were exercised; and/or if the Emergence Date Warrants were exercised, resulting in the issuance of common shares that would participate in the earnings of the Company.

The following table sets forth the calculation of net (loss) income attributable to common shareholders and the computation of basic and diluted (loss) earnings per share for the periods indicated:

	Successor		Predecessor
(In millions, except per share amounts)	Fiscal year ended September 30, 2019	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal year ended September 30, 2017
(Loss) Earnings per share:
Numerator
Net (loss) income	$(671)	$287	$2,977	$(182)
Dividends and accretion to preferred stockholders	—	—	(6)	(31)
Undistributed (loss) income	(671)	287	2,971	(213)
Percentage allocated to common stockholders(1)	100.0%	100.0%	86.9%	100.0%
Numerator for basic and diluted (loss) earnings per common share	$(671)	$287	$2,582	$(213)

Denominator
Denominator for basic (loss) earnings per weighted average common shares	110.8	109.9	497.3	497.1
Effect of dilutive securities
Restricted stock units	—	1.2	—	—
Denominator for diluted (loss) earnings per weighted average common shares	110.8	111.1	497.3	497.1

(Loss) earnings per common share
Basic	$(6.06)	$2.61	$5.19	$(0.43)
Diluted	$(6.06)	$2.58	$5.19	$(0.43)

(1) Basic weighted average common stock outstanding	110.8	109.9	497.3	497.1
Basic weighted average common stock and common stock equivalents (preferred shares)	110.8	109.9	572.4	497.1
Percentage allocated to common stockholders	100.0%	100.0%	86.9%	100.0%
For fiscal 2019, the Company excluded 0.9 million stock options, 2.8 million RSUs and 5.6 million Emergence Date Warrants from the diluted loss per share calculation as their effect would have been anti-dilutive. The Company also excluded 0.5 million PRSUs from the diluted loss per share calculation as their performance metrics have not yet been attained. During the period from December 16, 2017 through September 30, 2018, the Company excluded 1.1 million stock options, 0.2 million restricted stock units and 5.6 million Emergence Date Warrants to purchase common shares from the diluted earnings per share calculation as their effect would have been anti-dilutive. The Company’s Convertible Notes and Call Spread Warrants were also excluded for fiscal 2019 and the period from December 16, 2017 through September 30, 2018 (Successor) as discussed in more detail below.
For purposes of considering the Convertible Notes in determining diluted (loss) earnings per share, the Company has the ability and current intent to settle conversions of the Convertible Notes through combination settlement by repaying the principal portion in cash and any excess of the conversion value over the principal amount (the "Conversion Premium") in shares of the Company's common stock. Therefore, only the impact of the Conversion Premium will be included in diluted weighted average shares outstanding using the treasury stock method. Since the Convertible Notes were out of the money and anti-dilutive as of September 30, 2019 and 2018 (Successor), they were excluded from the diluted (loss) earnings per share calculation for fiscal 2019 and the period from December 16, 2017 through September 30, 2018 (Successor). The Call Spread Warrants will not be considered in calculating diluted weighted average shares outstanding until the price per share of the Company’s common stock exceeds the strike price of $37.3625 per share. When the price per share of the Company’s common stock exceeds the strike price per share of the Call Spread Warrants, the effect of the additional shares that may be issued upon exercise of the Call Spread Warrants will be included in diluted weighted average shares outstanding using the treasury stock method.

The Predecessor Company’s preferred stock and unvested restricted stock units were participating securities, which required the application of the two-class method to calculate basic and diluted earnings per share. Under the two-class method, undistributed earnings are allocated to common stock and the participating securities according to their respective participating rights in undistributed earnings, as if all the earnings for the period had been distributed. Basic (loss) earnings per common share is computed by dividing the net (loss) income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Net (loss) income attributable to common stockholders is increased for preferred stock dividends earned during the period. No allocation of undistributed earnings to participating securities was performed for periods with net losses as such securities do not have a contractual obligation to share in the losses of the Company.
20. Operating Segments
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

Summarized financial information relating to the Company's operating segments is shown in the following table for the periods indicated:

	Successor		Predecessor
(In millions)	Fiscal year ended September 30, 2019	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal year ended September 30, 2017
REVENUE
Products & Solutions	$1,228	$1,052	$253	$1,297
Services	1,680	1,401	351	1,835
Avaya Networking (1)	—	—	—	140
Unallocated Amounts (2)	(21)	(206)	—	—
	$2,887	$2,247	$604	$3,272
GROSS PROFIT
Products & Solutions	$791	$696	$169	$890
Services	996	843	196	1,091
Avaya Networking (1)	—	—	—	48
Unallocated Amounts (3)	(212)	(396)	(3)	(21)
	1,575	1,143	362	2,008
OPERATING EXPENSES
Selling, general and administrative	1,001	888	264	1,261
Research and development	204	172	38	225
Amortization of intangible assets	162	127	10	204
Impairment charges	659	—	—	117
Restructuring charges, net	22	81	14	30
	2,048	1,268	326	1,837
OPERATING (LOSS) INCOME	(473)	(125)	36	171
INTEREST EXPENSE, OTHER INCOME (EXPENSE), NET AND REORGANIZATION ITEMS, NET	(196)	(134)	3,400	(369)
(LOSS) INCOME BEFORE INCOME TAXES	$(669)	$(259)	$3,436	$(198)

(1)	The Networking business was sold on July 14, 2017.

(2)	Unallocated amounts in Revenue represent the fair value adjustment to deferred revenue recognized upon emergence from bankruptcy and excluded from segment revenue.

(3)
Unallocated amounts in Gross Profit include the fair value adjustments recognized upon emergence from bankruptcy and excluded from segment gross profit; the effect of the amortization of technology intangibles; and costs that are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level.

(In millions)	September 30, 2019	September 30, 2018
ASSETS:
Products & Solutions	$662	$1,336
Services	1,504	1,509
Unallocated Assets (1)	4,784	4,834
Total	$6,950	$7,679

(1)
Unallocated Assets consist of cash and cash equivalents, accounts receivable, contract assets, contract costs, deferred income tax assets, property, plant and equipment, acquired intangible assets and other assets. Unallocated Assets are managed at the corporate level and are not identified with a specific segment.

Geographic Information
Financial information relating to the Company’s revenue and long-lived assets by geographic area is as follows:

	Successor		Predecessor
(In millions)	Fiscal year ended September 30, 2019	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal year ended September 30, 2017
REVENUE(1):
U.S.	$1,553	$1,184	$331	$1,798
International:
EMEA	753	603	166	834
APAC—Asia Pacific	327	256	57	334
Americas International—Canada and Latin America	254	204	50	306
Total International	1,334	1,063	273	1,474
Total	$2,887	$2,247	$604	$3,272

(In millions)	September 30, 2019	September 30, 2018
LONG-LIVED ASSETS(2)
U.S.	$184	$169
International:
EMEA	54	61
APAC—Asia Pacific	10	12
Americas International—Canada and Latin America	7	8
Total International	71	81
Total	$255	$250

(1)	Revenue is attributed to geographic areas based on the location of customers.

(2)	Represents property, plant and equipment, net.

21.	Accumulated Other Comprehensive (Loss) Income
The components of Accumulated other comprehensive (loss) income for the periods indicated were as follows:

(In millions)	Change in Unamortized Pension, Post-retirement and Postemployment Benefit-related Items	Foreign Currency Translation	Unrealized Loss on Term Loan Interest Rate Swap	Other	Accumulated Other Comprehensive (Loss) Income
Balance as of September 30, 2016 (Predecessor)	$(1,627)	$(33)	$—	$(1)	$(1,661)
Other comprehensive income (loss) before reclassifications	181	(39)	—	—	142
Amounts reclassified to earnings	90	—	—	—	90
Provision for income taxes	(19)	—	—	—	(19)
Balance as of September 30, 2017 (Predecessor)	(1,375)	(72)	—	(1)	(1,448)
Other comprehensive (loss) income before reclassifications	(24)	3	—	—	(21)
Amounts reclassified to earnings	16	—	—	—	16
Pension settlement	721	—	—	—	721
Provision for income taxes	(58)	—	—	—	(58)
Balance as of December 15, 2017 (Predecessor)	(720)	(69)	—	(1)	(790)
Elimination of Predecessor Company Accumulated other comprehensive loss	720	69	—	1	790
Balance as of December 15, 2017 (Predecessor)	$—	$—	$—	$—	$—

Balance as of December 16, 2017 (Successor)	$—	$—	$—	$—	$—
Other comprehensive income (loss) before reclassifications	70	(31)	(3)	—	36
(Provision for) benefit from income taxes	(19)	—	1	—	(18)
Balance as of September 30, 2018 (Successor)	51	(31)	(2)	—	18
Other comprehensive (loss) income before reclassifications	(186)	24	(87)	—	(249)
Amounts reclassified to earnings	—	—	10	—	10
Benefit from income taxes	29	—	19		48
Balance as of September 30, 2019 (Successor)	$(106)	$(7)	$(60)	$—	$(173)
Reclassifications from Accumulated other comprehensive (loss) income related to changes in unamortized pension, post-retirement and postemployment benefit-related items were $0 million, $0 million, $16 million, and $90 million during fiscal 2019 (Successor), the period from December 16, 2017 through September 30, 2018 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor) and fiscal 2017 (Predecessor), respectively, and were recorded in Other income (expense), net. Reclassifications from Accumulated other comprehensive (loss) income related to the unrealized loss on term loan interest rate swap agreements were $10 million during fiscal 2019 (Successor) and were recorded in Interest expense.
22. Related Party Transactions
Successor
The Company's Board of Directors is comprised of seven directors, including the Company's Chief Executive Officer, James M. Chirico, Jr., and six non-employee directors, William D. Watkins, Stephan Scholl, Susan L. Spradley, Stanley J. Sutula, III, Scott D. Vogel and Jacqueline E. Yeaney. Ms. Yeaney joined the Company's Board of Directors on March 18, 2019, filling the vacancy caused by the resignation of Ronald A. Rittenmeyer effective as of April 30, 2018.
Specific Arrangements Involving the Successor Company’s Current Directors and Executive Officers
William D. Watkins is a Director and Chair of the Board of Directors of Avaya Holdings and serves on the board of directors of Flex Ltd., an electronics design manufacturer. For fiscal 2019 (Successor), the period from December 16, 2017 through September 30, 2018 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor) and fiscal 2017 (Predecessor), the Company purchased goods and services from subsidiaries of Flex Ltd. of $29 million, $19 million, $6 million and $38 million, respectively. As of September 30, 2019 and 2018, the Company had outstanding accounts payable due to Flex Ltd. of $6 million and $4 million, respectively.
Specific Arrangements Involving the Successor Company’s Former Directors and Executive Officers
Laurent Philonenko was a Senior Vice President of Avaya Holdings through February 15, 2019. While he was a Senior Vice President of Avaya Holdings, Mr. Philonenko served as an Advisor to Koopid, Inc., a software development company specializing in mobile communications, a position he had held until January 2018. For the period from December 16, 2017 through September 30, 2018 (Successor), the Company purchased goods and services from Koopid, Inc. of $1 million. For the period from October 1, 2017 through December 15, 2017 (Predecessor) and fiscal 2017 (Predecessor), purchased goods and services from Koopid were not material.
Ronald A. Rittenmeyer was a Director of Avaya Holdings through April 29, 2018. While he was a Director of Avaya Holdings, Mr. Rittenmeyer served on the board of directors of Tenet Healthcare Corporation ("Tenet Healthcare"), a healthcare services company, and also served on the board of directors of American International Group, Inc. ("AIG"), a global insurance organization. For the period from December 16, 2017 through September 30, 2018 (Successor) and fiscal 2017 (Predecessor), sales of the Company’s products and services to Tenet Healthcare were $1 million for both periods. For the period from October 1, 2017 through December 15, 2017 (Predecessor), sales of the Company's products and services to Tenet Healthcare were not material. For the period from December 16, 2017 through September 30, 2018 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor) and fiscal 2017 (Predecessor), sales of the Company’s products and services to AIG were $5 million, $2 million and $10 million, respectively.
Predecessor
In connection with the acquisition of Avaya Inc., through Avaya Holdings by Silver Lake Partners ("Silver Lake"), TPG Capital ("TPG") and their respective affiliates (collectively, the "Predecessor Sponsors"), in a transaction that was completed on October 26, 2007 (the "Merger"), Avaya Holdings entered into certain stockholder agreements and registration rights agreements with the Predecessor Sponsors and various co-investors. In addition, Avaya Holdings entered into a management services agreement with affiliates of the Predecessor Sponsors and, from time to time, Avaya Holdings entered into various other contracts with companies affiliated with the Predecessor Sponsors. These arrangements terminated upon emergence from bankruptcy. In addition, all Predecessor Company equity held by the Predecessor Sponsors was canceled. No fees were paid to the Predecessor Sponsors in the period from October 1, 2017 through December 15, 2017 (Predecessor).
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
Management Services Agreement and Consulting Services
Both Avaya Holdings and Avaya Inc. were party to a Management Services Agreement with Silver Lake Management Company, L.L.C., an affiliate of Silver Lake, and TPG Capital Management, L.P., an affiliate of TPG, collectively "the Managers," pursuant to which the Managers provided management and financial advisory services to the Company. Pursuant to the Management Services Agreement, the Managers received a monitoring fee of $7 million per annum and reimbursement on demand for out-of-pocket expenses incurred in connection with the provision of such services. In the event of a financing, acquisition, disposition or change of control transaction involving the Company during the term of the Management Services Agreement, the Managers had the right to require the Company to pay a fee equal to customary fees charged by internationally-recognized investment banks for serving as a financial advisor in similar transactions. The Management Services Agreement could have been terminated at any time by the Managers, but otherwise had an initial term ending on December 31, 2017 that automatically extended each December 31st for an additional year unless terminated earlier by the Company or the Managers. The term had been automatically extended nine times since the execution of the agreement such that the term was through December 31, 2026. In the event that the Management Services Agreement was terminated, the Company was required to pay a termination fee equal to the net present value of the monitoring fees that would have been payable during the remaining term of the Management Services Agreement. Therefore, if the Management Services Agreement was terminated at September 30, 2017, the termination fee would have been calculated using the term ending December 31, 2026. In accordance with the Management Services Agreement, the Company recorded $0 million and $2 million of monitoring fees for the period from October 1, 2017 through December 15, 2017 and fiscal 2017, respectively.
In December 2013, the Company and TPG Capital Management, L.P. executed a letter agreement reducing the portion of the monitoring fees owed to TPG Capital Management, L.P. by $1,325,000 for fiscal 2014 and thereafter on an annual basis by $800,000. The Company agreed to pay Messrs. Mohebbi and Rittenmeyer in aggregate $800,000 annually.
In fiscal 2016, the Company agreed to terms with Silver Lake and TPG to suspend payments under the Management Services Agreement. Although the management services fees continued to accrue, payments to Messrs. Mohebbi and Rittenmeyer were made in fiscal 2017.
This Management Services Agreement and consulting services were terminated upon emergence from bankruptcy.
Transactions with Other Predecessor Sponsor Portfolio Companies
The Predecessor Sponsors were private equity firms that had investments in companies that did business with the Company. For the period from October 1, 2017 through December 15, 2017 and fiscal 2017, the Company recorded $10 million and $29 million, respectively, associated with sales of the Company’s products and services to companies in which one or both of the Predecessor Sponsors had investments. For the period from October 1, 2017 through December 15, 2017 and fiscal 2017, the Company purchased goods and services of $15 million and $10 million, respectively, from companies in which one or both of the Predecessor Sponsors had investments. In September 2015, a company in which a Predecessor Sponsor had an investment merged with a commercial real estate services firm that began providing management services associated with the Company’s leased properties. Included in the above purchased goods and services amounts was $5 million incurred by the Company for management services provided by the commercial real estate services firm for both the periods from October 1, 2017 through December 15, 2017 and fiscal 2017.
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
Specific Arrangements Involving Certain Former Directors and Executive Officers
Charles Giancarlo was a Director of Avaya Holdings and Avaya Inc. and served in these capacities as a director designated by Silver Lake. Mr. Giancarlo served as a Director of Accenture, Plc ("Accenture"), a management consulting business. In fiscal 2017, sales of the Company’s products and services to Accenture were $1 million. Sales of the Company's products and services to Accenture for the period from October 1, 2017 through December 15, 2017 were not material.
John W. Marren was a Director of Avaya Holdings and Avaya Inc. and served in these capacities as a director designated by TPG. He held the position of Partner of TPG until January 2016 and served on the board of directors of Sungard Data Systems, Inc. (“Sungard”), a software and technology services company until December 2015. In fiscal 2017, sales of the Company’s products and services to Sungard were $1 million. Sales of the Company's products and services to Sungard for the period from October 1, 2017 through December 15, 2017 were not material.
Afshin Mohebbi was a Director of Avaya Holdings and Avaya Inc. and held the position of Senior Advisor of TPG.
Greg Mondre was a Director of Avaya Holdings and Avaya Inc. and served in these capacities as a director designated by Silver Lake. He held the positions of Managing Partner and Managing Director of Silver Lake. Mr. Mondre was related to the former Vice Chairman and Co-Chief Executive Officer of C3/Customer Contact Channels Holdings L.P. ("C3 Holdings"), a provider of outsourced customer management solutions. In fiscal 2017, sales of the Company’s products and services to C3 Holdings were $1 million. Sales of the Company's products and services to C3 Holdings for the period from October 1, 2017 through December 15, 2017 were not material.
Marc Randall was the Senior Vice President and General Manager of Avaya Holdings and Avaya Inc. and until January 2016 served on the board of directors of Xirrus, Inc. (“Xirrus”), a provider of wireless access network solutions. In March 2014, the Company entered a strategic partnership with Xirrus whereby the Company owned less than 6% of the outstanding voting securities of Xirrus on a fully diluted basis. In fiscal 2017, the Company purchased goods and services from Xirrus of $12 million. Purchased goods and services from Xirrus for the period from October 1, 2017 through December 15, 2017 were not material.
Gary B. Smith was a Director of Avaya Holdings and Avaya Inc. and also served as President, Chief Executive Officer and director of Ciena Corporation ("Ciena"), a network infrastructure company. In fiscal 2017, sales of the Company's products and services to Ciena were $1 million. Sales of the Company's products and services to Ciena for the period from October 1, 2017 through December 15, 2017 were not material.
23. Commitments and Contingencies
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
During fiscal 2019 (Successor) and the period from December 16, 2017 through September 30, 2018 (Successor), there were no costs incurred in connection with the resolution of legal matters other than those incurred in the ordinary course of business. During the period from October 1, 2017 through December 15, 2017 (Predecessor) and fiscal 2017 (Predecessor), costs incurred in connection with the resolution of certain legal matters were $37 million and $64 million, respectively.
Intellectual Property and Commercial Disputes
In January 2010, SAE Power Incorporated and SAE Power Company (collectively "SAE") filed a complaint in the New Jersey Superior Court asserting various claims including breach of contract, unjust enrichment, promissory estoppel, and breach of the covenant of good faith and fair dealing arising out of Avaya’s relationship with SAE as a supplier of various power supply products. SAE subsequently asserted additional claims against Avaya for fraud, negligent misrepresentation, misappropriation of trade secrets, and civil conspiracy. SAE sought to recover for alleged losses stemming from Avaya’s termination of its power supply purchases from SAE, including for Avaya’s alleged disclosure of SAE’s alleged trade secret and/or confidential information to another power supply vendor. On July 19, 2016, the Court entered an order granting Avaya’s motion for partial summary judgment, dismissing certain of SAE’s claims regarding the alleged disclosure of trade secrets. In January 2017, the Company filed a Notice of Suggestion of Pendency of Bankruptcy in the state court proceeding, which informed the Court of the Company’s voluntary bankruptcy petition filing and stay of proceedings. SAE filed a proof of claim in the Bankruptcy Court. On September 28, 2017, the Company filed a motion in the Bankruptcy Court seeking to estimate SAE’s claim, and the estimation hearing took place on February 15, 2018. On June 12, 2018, the Bankruptcy Court entered an Order estimating SAE’s pre-petition misappropriation claim in the amount of $1 million plus interest, its fraud claim at $0 million and declined to estimate SAE’s breach of contract claim, leaving it to be resolved through the bankruptcy claims allowance process. On June 22, 2018, SAE filed a Notice of Appeal challenging the estimation Order, which was denied by the United States District Court on May 6, 2019. In July 2019, the Company and SAE reached a settlement of the dispute. SAE will receive an allowed unsecured claim and distribution in accordance with the general unsecured claims procedure in the Company's Plan of Reorganization, and Avaya was dismissed from the state court action.
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
Product Warranties
The Company recognizes a liability for the estimated costs that may be incurred to remedy certain deficiencies of quality or performance of the Company’s products. These product warranties extend over a specified period of time, generally ranging up to two years from the date of sale depending upon the product subject to the warranty. The Company accrues a provision for estimated future warranty costs based upon the historical relationship of warranty claims to sales. The Company periodically reviews the adequacy of its product warranties and adjusts, if necessary, the warranty percentage and accrued warranty reserve, which is included in other current and non-current liabilities in the Consolidated Balance Sheets, for actual experience. As of both September 30, 2019 and 2018 (Successor), the amount reserved was $2 million. For fiscal 2019 (Successor), the period from December 16, 2017 through September 30, 2018 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor) and fiscal 2017 (Predecessor), product warranty expense recorded in the Consolidated Statements of Operations was $3 million, $2 million, $1 million and $5 million, respectively.
Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements
Letters of Credit and Guarantees
The Company provides guarantees, letters of credit and surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company's performance in accordance with contractual or legal obligations. As of September 30, 2019, the maximum potential payment obligation with regards to letters of credit, guarantees and surety bonds was $65 million. The outstanding letters of credit are collateralized by restricted cash of $4 million which is included in Other assets on the Consolidated Balance Sheets as of September 30, 2019.
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
The Company’s outsourcing agreements with its most significant contract manufacturers automatically renew in July and September for successive periods of twelve months each, subject to specific termination rights for the Company and the contract manufacturers. All manufacturing of the Company’s products is performed in accordance with either detailed requirements or specifications and product designs furnished by the Company, and is subject to quality control standards.
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
Leases
The Company leases land, buildings and equipment under agreements that expire in various years through 2029. Rental expense under operating leases, excluding any lease termination costs incurred related to the Company’s restructuring programs, was $68 million, $55 million, $16 million and $84 million for fiscal 2019 (Successor), the period from December 16, 2017 through September 30, 2018 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor) and fiscal 2017 (Predecessor), respectively, net of sublease income of $5 million, $4 million, $1 million and $11 million, respectively.

The table below sets forth future minimum lease payments, net of sublease income of $3 million, due under non-cancelable operating leases, of which $6 million of such payments relate to restructuring and exit activities accrued for as of September 30, 2019 (Successor):

(In millions)
2020	$51
2021	39
2022	33
2023	22
2024	17
2025 and thereafter	29
Future minimum lease payments	$191
The table below sets forth future minimum lease payments, due under non-cancelable capitalized leases as of September 30, 2019 (Successor):

(In millions)
2020	$12
2021	6
2022	2
Future minimum lease payments	$20
Less: Imputed interest	(1)
Present value of net minimum lease payments	$19
24. Quarterly Financial Data (Unaudited)
The following tables present unaudited quarterly financial data. This information has been derived from the Company’s unaudited financial statements and has been prepared on the same basis as the audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

	Successor
(In millions, except per share amounts)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal year ended September 30, 2019
Revenue	$723	$717	$709	$738
Gross profit	392	390	386	407
Operating income (loss)	52	(613)	38	50
(Provision for) benefit from income taxes	(32)	27	6	(3)
Net (loss) income	(34)	(633)	(13)	9
Net (loss) income attributable to common stockholders	(34)	(633)	(13)	9
Earnings (loss) per common share - basic	$(0.31)	$(5.70)	$(0.12)	$0.08
Earnings (loss) per common share - diluted	$(0.31)	$(5.70)	$(0.12)	$0.08

	Successor				Predecessor
(In millions, except per share amounts)	Fourth Quarter	Third Quarter	Second Quarter	Period from December 16, 2017 through December 31, 2017	Period from October 1, 2017 through December 15, 2017
Fiscal year ended September 30, 2018
Revenue	$735	$692	$672	$148	$604
Gross profit	390	352	323	78	362
Operating income (loss)	11	(49)	(89)	2	36
Benefit from (provision for) income taxes	311	(20)	9	246	(459)
Net income (loss)	268	(88)	(130)	237	2,977
Net income (loss) attributable to common stockholders	268	(88)	(130)	237	2,582
Earnings (loss) per common share - basic	$2.44	$(0.80)	$(1.18)	$2.16	$5.19
Earnings (loss) per common share - diluted	$2.41	$(0.80)	$(1.18)	$2.15	$5.19
25. Condensed Financial Information of Parent Company
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
The following presents:

(1)
the Successor Company, Parent Company only, statements of financial position as of September 30, 2019 and 2018, the statements of operations, comprehensive (loss) income and cash flows for the fiscal year ended September 30, 2019 and the period from December 16, 2017 through September 30, 2018, and;

(2)
the Predecessor Company, Parent Company only, statements of operations, comprehensive (loss) income and cash flows for the period from October 1, 2017 through December 15, 2017 and for the fiscal year ended September 30, 2017.

Avaya Holdings Corp.
Parent Company Only
Condensed Balance Sheets
(In millions)

	September 30, 2019	September 30, 2018
ASSETS
Investment in Avaya Inc.	$1,604	$2,344
TOTAL ASSETS	$1,604	$2,344

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Long-term debt	$273	$256
Other liabilities	31	37
TOTAL LIABILITIES	304	293
Commitments and contingencies
TOTAL STOCKHOLDERS' EQUITY	1,300	2,051
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,604	$2,344

Avaya Holdings Corp.
Parent Company Only
Condensed Statements of Operations
(In millions, except per share amounts)

	Successor		Predecessor
	Fiscal year ended September 30, 2019	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal year ended September 30, 2017
Equity in net (loss) income of Avaya Inc.	$(672)	$311	$2,977	$(182)
Selling, general and administrative	(3)	—	—	—
Interest expense	(25)	(3)	—	—
Other income (expense), net	29	(21)	—	—
(LOSS) INCOME BEFORE INCOME TAXES	(671)	287	2,977	(182)
Provision for income taxes	—	—	—	—
NET (LOSS) INCOME	(671)	287	2,977	(182)
Less: Accretion and accrued dividends on Series A and Series B preferred stock	—	—	—	(31)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(671)	$287	$2,977	$(213)

(LOSS) EARNINGS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS
Basic	$(6.06)	$2.61	$5.19	$(0.43)
Diluted	$(6.06)	$2.58	$5.19	$(0.43)
Weighted average shares outstanding
Basic	110.8	109.9	497.3	497.1
Diluted	110.8	111.1	497.3	497.1

Avaya Holdings Corp.
Parent Company Only
Condensed Statements of Comprehensive (Loss) Income
(In millions)

	Successor		Predecessor
	Fiscal year ended September 30, 2019	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal year ended September 30, 2017
Net (loss) income	$(671)	$287	$2,977	$(182)
Equity in other comprehensive (loss) income of Avaya Inc.	(191)	18	658	213
Elimination of Predecessor Company accumulated other comprehensive loss	—	—	790	—
Comprehensive (loss) income	$(862)	$305	$4,425	$31

Avaya Holdings Corp.
Parent Company Only
Condensed Statements of Cash Flows
(In millions)

	Successor		Predecessor
	Fiscal year ended September 30, 2019	Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal year ended September 30, 2017
Net (loss) income	$(671)	$287	$2,977	$(182)
Adjustments to reconcile net (loss) income to net cash used for operating activities:
Equity in net loss (income) of Avaya Inc.	672	(311)	(2,977)	182
Share-based compensation	2	—	—	—
Amortization of debt issuance costs	17	4	—	—
Change in fair value of emergence date warrants	(29)	17	—	—
Changes in operating assets and liabilities	9	3	—	—
Net cash used for operating activities	—	—	—	—
Net cash used for investing activities	—	(314)	—	—
Net cash provided by financing activities	—	314	—	—
Net increase (decrease) in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—	$—

26. Subsequent Events
On October 1, 2019, the Board of Directors of the Company approved a stock repurchase program authorizing the Company to repurchase the Company’s Common Stock for an aggregate expenditure of up to $500 million. The repurchases may be made from time to time in the open market, through block trades or in privately negotiated transactions. The Company may adopt one or more purchase plans pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in order to implement the stock repurchase program. The stock repurchase program does not obligate the Company to purchase any Common Stock and may be terminated, increased or decreased by the Board in its discretion at any time.
On October 3, 2019, the Company entered into certain agreements regarding a strategic partnership with RingCentral, Inc. (“RingCentral”). In connection with the strategic partnership, the Company and RingCentral entered into an investment agreement, whereby RingCentral purchased 125,000 shares of the Company’s Series A 3% Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), for an aggregate purchase price of $125 million. The Series A Preferred Stock is convertible into shares of the Company’s Common Stock at an initial conversion price of $16.00 per share, which represents an approximately 6% interest in the Company's common stock on an as-converted basis assuming no holders of warrants, convertible notes or similar instruments exercise their exercise or conversion rights.
In connection with the strategic partnership, the Company and RingCentral also entered into an agreement governing the terms of the commercial arrangement between the parties (the “Framework Agreement”). Under the Framework Agreement, the parties entered into a Super Master Agent Agreement, pursuant to which Avaya will act as an agent to Avaya’s channel partners with respect to the sale of Avaya Cloud Office (“ACO”) and make direct sales of ACO. RingCentral will pay a commission to Avaya, including for the benefit of its channel partners, for each such sale. In addition, for each unit of ACO sold during the term of the Framework Agreement, RingCentral will pay Avaya certain fees. Among other things, the Framework Agreement requires Avaya to (subject to certain exceptions) market and sell ACO as its exclusive UCaaS solution (as defined in the Framework Agreement). Further, RingCentral will pay Avaya an advance of $375 million, predominantly for future fees, as well as for certain licensing rights, which will be paid primarily in RingCentral stock. The Framework Agreement has a multiyear term and can be terminated early by either party in the event (i) the other party fails to cure a material breach or (ii) the other party undergoes a change in control. In connection with the Framework Agreement, the Company has agreed to issue Series A Preferred Stock or Common Stock, as applicable, to RingCentral in satisfaction of certain of the Company’s obligations under the Framework Agreement. On October 25, 2019, the Company and RingCentral received notice from the U.S. Federal Trade Commission that it had granted early termination, effective immediately, of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR Act") for the transaction, and the transaction closed on October 31, 2019. The Company is currently in the process of evaluating the impact of the arrangement on its Consolidated Financial Statements.
In November 2019, the Company made a debt principal paydown of $250 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
As of September 30, 2019, the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019 to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
The Company’s management, including the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, management has concluded that its internal control over financial reporting was effective as of September 30, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.
Remediation of Previously Reported Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
The Company identified a material weakness in connection with the preparation of the Company's Consolidated Financial Statements for the quarter ended March 31, 2018 related to the reconciliation of cash and accounts receivable upon the adoption of fresh start accounting. Specifically, the Company's internal controls with respect to the mid-month reconciliation of cash receipts and accounts receivable, which were required in connection with the adoption of fresh start accounting in accordance with GAAP, did not operate effectively to record certain cash receipts that were received on December 15, 2017, the date the Company emerged from bankruptcy.
This internal control deficiency resulted in an adjustment in the financial statements of the Company's cash and accounts receivable as of December 15, 2017, the Company's cash flow statements, and the revision of the Company's Consolidated Financial Statements for the predecessor period ended December 15, 2017 and the successor period ended December 31, 2017.
In connection with the preparation of the Company’s Consolidated Financial Statements for the successor period from December 16, 2017 through September 30, 2018, the Company identified an additional material weakness in the Company's internal control over financial reporting related to the review of certain journal entries. Specifically, the Company did not maintain effective controls to ensure that there was appropriate segregation of duties related to recording journal entries. This material weakness did not result in a misstatement.
Management took the following steps to remediate these material weaknesses and concluded that these material weaknesses were remediated as of September 30, 2019:

•
Provided additional training for employees involved in the cash and accounts receivable reconciliation processes, as well as certain other reconciliation processes, and supplemented existing reviewers with higher skilled resources.

•
Implemented a new system solution that automates and standardizes the account reconciliation process, including the use of standardized account reconciliation templates and workflows for the preparation, approval and review of account reconciliations with appropriate segregation of duties.

•	Implemented changes to posting rights and responsibilities to eliminate segregation of duties conflicts.

•	Provided additional training so that appropriate segregation of duties related to recording journal entries is achieved and performed on a timely basis as designed.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended September 30, 2019.

Item 11.	Executive Compensation
Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended September 30, 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended September 30, 2019.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended September 30, 2019.

Item 14.	Principal Accountant Fees and Services
Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended September 30, 2019.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1)	Financial Statements - The information required by this item is included in Part II Item 8 of this Annual Report on Form 10-K.

(2)
Financial Statement Schedules - The information required by this item is included in Note 10, "Supplementary Financial Information," to our Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K.

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

3.1	Amended and Restated Certificate of Incorporation of Avaya Holdings Corp., incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10 filed on December 15, 2017
3.2	Certificate of Designations of the Series A Convertible Preferred Stock, incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed on October 31, 2019
3.3	Amended and Restated Bylaws of Avaya Holdings Corp., incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed on November 14, 2018
4.1	Form of Certificate of Common Stock of Avaya Holdings Corp., incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form 10 filed on December 15, 2017
4.2
Form of Registration Rights Agreement between Avaya Holdings Corp. and the stockholders party thereto, incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form 10 filed on December 15, 2017

4.3	Description of Capital Stock
4.4
Warrant Agreement between Avaya Holdings Corp. and American Stock Transfer & Trust Company, LLC, incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form 10 filed on December 15, 2017

4.5	Form of Warrant Certificate, incorporated herein by reference to Exhibit 4.7 to the Company’s Registration Statement on Form 10 filed on December 15, 2017
4.6
Indenture, dated June 11, 2018, by and between Avaya Holdings Corp. and The Bank of New York Mellon Trust Company, N.A., incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 12, 2018

10.1
Investment Agreement, dated as of October 3, 2019, by and between Avaya Holdings Corp. and RingCentral, Inc., incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on October 3, 2019

10.2
Investor Rights Agreement, dated October 31, 2019, by and between Avaya Holdings Corp. and RingCentral, Inc., incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on October 31, 2019

10.3
Term Loan Credit Agreement, dated as of December 15, 2017, by and among Avaya Inc., Avaya Holdings Corp., Goldman Sachs Bank USA, as administrative agent and collateral agent, the subsidiary guarantors party thereto and each lender from time to time party thereto, incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form 10 filed on December 22, 2017

10.4
Amendment No. 1, dated as of June 18, 2018, to the Term Loan Credit Agreement, dated as of December 15, 2017, among Avaya Inc., as borrower, Avaya Holdings Corp., the lenders from time to time party thereto, Goldman Sachs Bank USA, as the Administrative Agent and the Collateral Agent, and the other parties from time to time party thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 20, 2018

10.5
ABL Credit Agreement, dated as of December 15, 2017, among Avaya Inc., Avaya Holdings Corp., Avaya Canada Corp., Avaya UK, Avaya International Sales Limited, Avaya Deutschland GmbH, Avaya GmbH & Co. KG, Citibank, N.A. as collateral agent and administrative agent, the lending institutions from time to time party thereto and the lending institutions named therein as letters of credit issuers and swing line lenders, incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form 10 filed on December 22, 2017

10.6*	Avaya Holdings Corp. 2017 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 filed on December 15, 2017
10.7*
Form of Restricted Stock Unit Emergence Award Agreement Pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan for James M. Chirico, Jr., incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement filed on December 22, 2017

10.8*
Form of Restricted Stock Unit Emergence Award Agreement Pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan for Senior Executives, incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement filed on December 22, 2017

10.9*
Form of Restricted Stock Unit Emergence Award Agreement Pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan for Other Employees, incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement filed on December 22, 2017

10.10*
Form of Nonqualified Stock Option Emergence Award Agreement Pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan for James M. Chirico, Jr., incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement filed on December 22, 2017

10.11*
Form of Nonqualified Stock Option Emergence Award Agreement Pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan for Senior Executives, incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement filed on December 22, 2017

10.12*
Form of Nonqualified Stock Option Emergence Award Agreement Pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan for Other Employees, incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement filed on December 22, 2017

10.13*
Form of Restricted Stock Unit Award Agreement pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 14, 2018

10.14*
Form of Nonqualified Stock Option Award Agreement pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 14, 2018

10.15*
Form of Performance Restricted Stock Unit Award Agreement pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed February 15, 2019

10.16*
Form of Performance Restricted Stock Unit Award Agreement for the Chief Executive Officer pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed February 15, 2019

10.17*
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed May 15, 2018

10.18*
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on February 15, 2019

10.19*	Avaya Holdings Corp. 2019 Equity Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed on November 15, 2019
10.20*	Avaya Holdings Corp. 2019 Omnibus Inducement Equity Plan, incorporated herein by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 filed on November 15, 2019
10.21*	Avaya Inc. Executive Annual Incentive Plan, effective March 7, 2018, incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 8, 2018
10.22*	Avaya Inc. Involuntary Separation Plan for Senior Executives, dated May 16, 2018, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 18, 2018
10.23*	Avaya Inc. Change in Control Severance Plan, dated May 16, 2018, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 18, 2018

10.24*
First Amendment to Avaya Inc. Change in Control Severance Plan, dated May 16, 2018, effective February 11, 2019, incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-Q filed on February 15, 2019

10.25
Base Convertible Bond Hedge Confirmation, by and between Avaya Holdings Corp. and Barclays Bank PLC, dated June 6, 2018, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 12, 2018

10.26
Base Convertible Bond Hedge Confirmation, by and between Avaya Holdings Corp. and Credit Suisse Capital LLC, dated June 6, 2018, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 12, 2018

10.27
Base Convertible Bond Hedge Confirmation, by and between Avaya Holdings Corp. and JPMorgan Chase Bank, National Association, dated June 6, 2018, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on June 12, 2018

10.28
Base Warrant Confirmation, by and between Avaya Holdings Corp. and Barclays Bank PLC, dated June 6, 2018, incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on June 12, 2018

10.29
Base Warrant Confirmation, by and between Avaya Holdings Corp. and Credit Suisse Capital LLC, dated June 6, 2018, incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed on June 12, 2018

10.30
Base Warrant Confirmation, by and between Avaya Holdings Corp. and JPMorgan Chase Bank, National Association, dated June 6, 2018, incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K filed on June 12, 2018

10.31
Additional Convertible Bond Hedge Confirmation, by and between Avaya Holdings Corp. and Barclays Bank PLC, dated June 26, 2018, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 28, 2018

10.32
Additional Convertible Bond Hedge Confirmation, by and between Avaya Holdings Corp. and Credit Suisse Capital LLC, dated June 26, 2018, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 28, 2018

10.33
Additional Convertible Bond Hedge Confirmation, by and between Avaya Holdings Corp. and JPMorgan Chase Bank, National Association, dated June 26, 2018, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on June 28, 2018

10.34
Additional Warrant Confirmation, by and between Avaya Holdings Corp. and Barclays Bank PLC, dated June 26, 2018, incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on June 28, 2018

10.35
Additional Warrant Confirmation, by and between Avaya Holdings Corp. and Credit Suisse Capital LLC, dated June 26, 2018, incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed on June 28, 2018

10.36
Additional Warrant Confirmation, by and between Avaya Holdings Corp. and JPMorgan Chase Bank, National Association, dated June 26, 2018, incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K filed on June 28, 2018

10.37*
Executive Employment Agreement, dated November 13, 2017, between James M. Chirico, Jr. and Avaya Inc., incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10 filed on December 15, 2017

10.38*	Employment Offer Letter, dated January 30, 2019, between Kieran McGrath and Avaya Inc.
10.39*	Employment Offer Letter, dated November 16, 2017, between Shefali Shah and Avaya Inc.
10.40*	Form of Director and Officer Indemnification Agreement, incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 filed on December 22, 2017
10.41*
Transition and Consulting Services Agreement dated January 12, 2018, between Kevin J. Kennedy and Avaya Inc., incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed March 2, 2018

21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of James M. Chirico, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Kieran J. McGrath, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of James M. Chirico, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Kieran J. McGrath, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
* Indicates management contract or compensatory plan or arrangement.
+ Immaterial information has been omitted from this exhibit pursuant to rules promulgated by the Securities and Exchange Commission.
(c) Not applicable.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 29, 2019.

AVAYA HOLDINGS CORP.

By:	/s/ KEVIN SPEED
Name:	Kevin Speed
Title:	Vice President, Controller and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES M. CHIRICO, JR.	Director, President and Chief Executive Officer (Principal Executive Officer)	November 29, 2019
James M. Chirico, Jr.
/s/ KIERAN J. MCGRATH	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	November 29, 2019
Kieran J. McGrath
/s/ KEVIN SPEED	Vice President, Corporate Controller and Chief Accounting Officer	November 29, 2019
Kevin Speed
/s/ WILLIAM D. WATKINS	Chairman of the Board of Directors	November 29, 2019
William D. Watkins
/s/ STEPHAN SCHOLL	Director	November 29, 2019
Stephan Scholl
/s/ SUSAN L. SPRADLEY	Director	November 29, 2019
Susan L. Spradley
/s/ STANLEY J. SUTULA, III	Director	November 29, 2019
Stanley J. Sutula, III
/s/ SCOTT D. VOGEL	Director	November 29, 2019
Scott D. Vogel
/s/ JACQUELINE E. YEANEY	Director	November 29, 2019
Jacqueline E. Yeaney