Form 10-Q
period 2019-12-31
Avaya Holdings Corp.
filed 2020-02-10
CIK 1418100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-38289

AVAYA HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Delaware		26-1119726
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

4655 Great America Parkway		95054
Santa Clara,	California
(Address of Principal executive offices)		(Zip Code)
(908) 953-6000
(Registrant's telephone number, including area code)
None
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of January 31, 2020, 95,288,505 shares of common stock, $.01 par value, of the registrant were outstanding.

When we use the terms "we," "us," "our," "Avaya" or the "Company," we mean Avaya Holdings Corp., a Delaware corporation, and its consolidated subsidiaries taken as a whole, unless the context otherwise indicates.
This Quarterly Report on Form 10-Q contains the registered and unregistered trademarks or service marks of Avaya and are the property of Avaya Holdings Corp. and/or its affiliates. This Quarterly Report on Form 10-Q also contains additional trade names, trademarks or service marks belonging to us and to other companies. We do not intend our use or display of other parties' trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
Avaya Holdings Corp.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three months ended December 31,
	2019	2018
REVENUE
Products	$298	$324
Services	417	414
	715	738
COSTS
Products:
Costs	104	115
Amortization of technology intangible assets	43	43
Services	174	173
	321	331
GROSS PROFIT	394	407
OPERATING EXPENSES
Selling, general and administrative	283	257
Research and development	52	53
Amortization of intangible assets	41	40
Restructuring charges, net	3	7
	379	357
OPERATING INCOME	15	50
Interest expense	(58)	(60)
Other income, net	14	22
(LOSS) INCOME BEFORE INCOME TAXES	(29)	12
Provision for income taxes	(25)	(3)
NET (LOSS) INCOME	$(54)	$9
(LOSS) EARNINGS PER SHARE
Basic	$(0.54)	$0.08
Diluted	$(0.54)	$0.08
Weighted average shares outstanding
Basic	109.0	110.3
Diluted	109.0	111.2
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In millions)

	Three months ended December 31,
	2019	2018
Net (loss) income	$(54)	$9
Other comprehensive income (loss):
Cumulative translation adjustment	3	1
Change in interest rate swaps, net of income taxes of $2 for the three months ended December 31, 2019 and $7 for the three months ended December 31, 2018	7	(21)
Other comprehensive income (loss)	10	(20)
Total comprehensive loss	$(44)	$(11)
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share and share amounts)

	December 31, 2019	September 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$766	$752
Accounts receivable, net	281	314
Inventory	61	63
Contract assets	207	187
Contract costs	123	114
Other current assets	204	115
TOTAL CURRENT ASSETS	1,642	1,545
Property, plant and equipment, net	254	255
Deferred income taxes, net	34	35
Intangible assets, net	2,809	2,891
Goodwill, net	2,107	2,103
Operating lease right-of-use assets	188	—
Other assets	127	121
TOTAL ASSETS	$7,161	$6,950
LIABILITIES
Current liabilities:
Debt maturing within one year	$—	$29
Accounts payable	272	291
Payroll and benefit obligations	123	116
Contract liabilities	487	472
Operating lease liabilities	51	—
Business restructuring reserve	29	33
Other current liabilities	204	158
TOTAL CURRENT LIABILITIES	1,166	1,099
Non-current liabilities:
Long-term debt, net of current portion	2,877	3,090
Pension obligations	759	759
Other post-retirement obligations	199	200
Deferred income taxes, net	65	72
Contract liabilities	381	78
Operating lease liabilities	143	—
Business restructuring reserve	31	36
Other liabilities	301	316
TOTAL NON-CURRENT LIABILITIES	4,756	4,551
TOTAL LIABILITIES	5,922	5,650
Commitments and contingencies (Note 20)
Preferred stock, $0.01 par value; 55,000,000 shares authorized at December 31, 2019 and September 30, 2019
Convertible Series A, 125,000 shares issued and outstanding at December 31, 2019 and no shares issued and outstanding at September 30, 2019	126	—
STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; 550,000,000 shares authorized; 100,505,954 shares issued and outstanding at December 31, 2019; and 111,046,085 shares issued and 111,033,405 shares outstanding at September 30, 2019	1	1
Additional paid-in capital	1,618	1,761
Accumulated deficit	(343)	(289)
Accumulated other comprehensive loss	(163)	(173)
TOTAL STOCKHOLDERS' EQUITY	1,113	1,300
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,161	$6,950
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In millions)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Par Value
Balance as of September 30, 2019	111.0	$1	$1,761	$(289)	$(173)	$1,300
Issuance of common stock under the equity incentive plan	0.3					—
Shares repurchased and retired for tax withholding on vesting of restricted stock units	(0.1)		(2)			(2)
Shares repurchased and retired under share repurchase program	(10.7)		(142)			(142)
Share-based compensation expense			6			6
Accretion of preferred stock to redemption value			(4)			(4)
Preferred stock dividends accrued			(1)			(1)
Net loss				(54)		(54)
Other comprehensive income					10	10
Balance as of December 31, 2019	100.5	$1	$1,618	$(343)	$(163)	$1,113

Balance as of September 30, 2018	110.2	$1	$1,745	$287	$18	$2,051
Issuance of common stock under the equity incentive plan	0.8					—
Shares repurchased and retired for tax withholding on vesting of restricted stock units	(0.3)		(6)			(6)
Share-based compensation expense			6			6
Adjustment for adoption of new accounting standard				92		92
Net income				9		9
Other comprehensive loss					(20)	(20)
Balance as of December 31, 2018	110.7	$1	$1,745	$388	$(2)	$2,132
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three months ended December 31,
	2019	2018
OPERATING ACTIVITIES:
Net (loss) income	$(54)	$9
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	107	117
Share-based compensation	6	6
Debt discount and issuance costs	8	5
Deferred income taxes, net	(8)	(2)
Change in fair value of emergence date warrants	3	(18)
Unrealized loss on foreign currency transactions	9	14
Unrealized gain on marketable securities	(1)	—
Realized gain on sale of marketable securities	(11)	—
Other non-cash credits, net	(14)	—
Changes in operating assets and liabilities:
Accounts receivable	35	49
Inventory	3	(11)
Operating lease right-of-use assets	4	—
Contract assets	(18)	(43)
Contract costs	(8)	(7)
Accounts payable	(15)	26
Payroll and benefit obligations	(10)	(37)
Business restructuring reserve	(6)	(4)
Operating lease liabilities	(1)	—
Contract liabilities	(25)	21
Other assets and liabilities	8	(39)
NET CASH PROVIDED BY OPERATING ACTIVITIES	12	86
INVESTING ACTIVITIES:
Capital expenditures	(26)	(21)
Proceeds from sale of marketable securities	294	—
Other investing activities, net	—	(1)
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	268	(22)
FINANCING ACTIVITIES:
Shares repurchased under share repurchase program	(132)	—
Proceeds from issuance of Series A Preferred Stock, net of issuance costs of $4	121	—
Repayment of Term Loan Credit Agreement	(250)	(7)
Payment of acquisition-related contingent consideration	(5)	—
Principal payments for financing leases	(3)	(5)
Other financing activities, net	(2)	(6)
NET CASH USED FOR FINANCING ACTIVITIES	(271)	(18)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	5	(3)
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	14	43
Cash, cash equivalents, and restricted cash at beginning of period	756	704
Cash, cash equivalents, and restricted cash at end of period	$770	$747
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Background and Basis of Presentation
Background
Avaya Holdings Corp. (the "Parent" or "Avaya Holdings"), together with its consolidated subsidiaries (collectively, the "Company" or "Avaya"), is a global leader in digital communications products, solutions and services for businesses of all sizes. Avaya builds open, converged and innovative solutions to enhance and simplify communications and collaboration in the cloud, on-premises or a hybrid of both. The Company's global team of professionals delivers services from initial planning and design, to implementation and integration, to ongoing managed operations, optimization, training and support. The Company manages its business operations in two segments, Products & Solutions and Services. The Company sells directly to customers through its worldwide sales force and indirectly through its global network of channel partners, including distributors, service providers, dealers, value-add resellers, system integrators and business partners that provide sales and services support.
Basis of Presentation
Avaya Holdings has no material assets or standalone operations other than its ownership of Avaya Inc. and its subsidiaries. The accompanying unaudited interim Condensed Consolidated Financial Statements as of December 31, 2019 and for the three months ended December 31, 2019 and 2018 reflect the operating results of Avaya Holdings and its consolidated subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial statements, and should be read in conjunction with the audited Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2019, included in the Company's Annual Report on Form 10-K filed with the SEC on November 29, 2019. In management's opinion, these unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary to fairly state the results of operations, financial position and cash flows for the periods indicated. The condensed consolidated results of operations for the interim periods reported are not necessarily indicative of the results for the entire fiscal year.
Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. These estimates include assessing the collectability of accounts receivable, sales returns and allowances, the use and recoverability of inventory, the realization of deferred tax assets, business restructuring reserves, pension and post-retirement benefit costs, the fair value of equity compensation, the fair value of assets acquired and liabilities assumed in business combinations, the recoverability of long-lived assets, useful lives and impairment of tangible and intangible assets including goodwill, the amount of exposure from potential loss contingencies, and fair value measurements, among others. The markets for the Company's products are characterized by intense competition, rapid technological development and frequent new product introductions, all of which could affect the future recoverability of the Company's assets. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates.
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
The accompanying Condensed Consolidated Financial Statements of the Company have been prepared assuming that the Company will continue as a going concern and contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.
2. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This standard allows companies to reclassify from accumulated other comprehensive income to retained earnings any stranded tax benefits resulting from the enactment of the Tax Cuts and Jobs Act. The Company adopted this standard as of October 1, 2019. The adoption of this standard did not have a material impact on the Company's Condensed Consolidated Financial Statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." This standard, along with other guidance subsequently issued by the FASB (collectively "ASC 842"), superseded all lease accounting guidance and requires lessees to recognize lease assets and liabilities for all leases with initial lease terms of more than 12 months. The standard makes similar changes to lessor accounting and aligns key aspects of the lessor accounting model with the GAAP revenue recognition standard. The Company adopted ASC 842 on October 1, 2019 using the modified retrospective transition method as of the beginning of the period of adoption. Therefore, on October 1, 2019, the Company recognized and measured leases without revising the comparative period information or disclosures. The modified retrospective transition method included optional practical expedients which lessened the burden of implementing ASC 842 by not requiring a reassessment of certain conclusions reached under the previous lease accounting guidance. The Company elected to apply the package of practical expedients to forego a reassessment of (1) whether any expired or existing contracts are or contain leases; (2) the lease classification for any expired or existing leases; and (3) the initial direct costs for an existing lease. In addition, the Company has elected the land easement practical expedient to not reassess whether an existing or expired land easement is a lease or contains a lease. The Company has also adopted the practical expedient permitting the non-lease components of an arrangement to be included in the right-of-use asset to which they relate. The Company did not elect the practical expedient allowing the use-of-hindsight which would require the Company to reassess the lease term of existing leases based on all facts and circumstances through the effective date.
The adoption of ASC 842 had a significant impact to the Company's Condensed Consolidated Balance Sheet mainly due to the recognition of $190 million of operating lease right-of-use assets and $194 million of operating lease liabilities. The adoption of ASC 842 also resulted in the one-time reclassification of certain prepaid and deferred rent and facility-related business restructuring liabilities to operating lease right-of-use assets.
The impact of the adoption of ASC 842 on the September 30, 2019 Condensed Consolidated Balance Sheet was as follows:

	September 30, 2019		Upon Adoption of
(In millions)	As Reported	Adjustments	ASC 842
ASSETS
Other current assets	$115	$(2)	$113
Intangible assets, net	2,891	(2)	2,889
Operating lease right-of-use assets	—	190	190

LIABILITIES
Current liabilities:
Operating lease liabilities	—	51	51
Business restructuring reserve	33	(4)	29
Non-current liabilities:
Operating lease liabilities	—	143	143
Business restructuring reserve	36	(1)	35
Other liabilities	316	(3)	313

Recent Standards Not Yet Effective

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes". This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards Codification ("ASC") 740. The amendments also improve consistent application of and simplify GAAP for other areas of ASC 740 by clarifying and amending existing guidance. This standard is effective for the Company beginning in the first quarter of fiscal 2022, with early adoption permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective or prospective basis. The Company is currently evaluating the impact that the adoption of this standard may have on its Condensed Consolidated Financial Statements.
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
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This standard, along with other guidance subsequently issued by the FASB, requires entities to estimate all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The standard also expands the disclosure requirements to enable users of financial statements to understand the entity's assumptions, models and methods for estimating expected credit losses. This standard is effective for the Company in the first quarter of fiscal 2021 on a modified retrospective basis. The Company is currently evaluating the impact that the adoption of this standard may have on its Condensed Consolidated Financial Statements.
3. Revenue Recognition
Disaggregation of Revenue
The following tables provide the Company's disaggregated revenue for the periods presented:

	Three months ended December 31,
(In millions)	2019	2018
REVENUE
Products & Solutions	$298	$326
Services	419	422
Unallocated Amounts	(2)	(10)
	$715	$738

	Three months ended December 31, 2019
(In millions)	Products & Solutions	Services	Unallocated	Total
Revenue:
U.S.	$149	$246	$(1)	$394
International:
Europe, Middle East and Africa	93	94	(1)	186
Asia Pacific	34	43	—	77
Americas International - Canada and Latin America	22	36	—	58
Total International	149	173	(1)	321
Total revenue	$298	$419	$(2)	$715

	Three months ended December 31, 2018
(In millions)	Products & Solutions	Services	Unallocated	Total
Revenue:
U.S.	$150	$251	$(7)	$394
International:
Europe, Middle East and Africa	106	94	(1)	199
Asia Pacific	38	41	(1)	78
Americas International - Canada and Latin America	32	36	(1)	67
Total International	176	171	(3)	344
Total revenue	$326	$422	$(10)	$738

Unallocated amounts represent the fair value adjustment to deferred revenue recognized upon emergence from bankruptcy and excluded from segment revenue.
Transaction Price Allocated to the Remaining Performance Obligations
The transaction price allocated to remaining performance obligations that were wholly or partially unsatisfied as of December 31, 2019 is $2.6 billion, of which 55% and 28% is expected to be recognized within 12 months and 13-24 months, respectively, with the remaining balance recognized thereafter. This excludes amounts for remaining performance obligations that are (1) for contracts recognized over time using the "right to invoice" practical expedient, (2) related to sales or usage based royalties promised in exchange for a license of intellectual property, and (3) related to variable consideration allocated entirely to a wholly unsatisfied performance obligation.
Contract Balances
The following table provides information about accounts receivable, contract assets and contract liabilities for the periods presented:

(In millions)	December 31, 2019	September 30, 2019	Increase (Decrease)
Accounts receivable, net	$281	$314	$(33)

Contract assets:
Current	$207	$187	$20
Non-current (Other assets)	14	16	(2)
	$221	$203	$18

Cost of obtaining a contract:
Current (Contract costs)	$90	$89	$1
Non-current (Other assets)	45	45	—
	$135	$134	$1

Cost to fulfill a contract:
Current (Contract costs)	$33	$25	$8

Contract liabilities:
Current	$487	$472	$15
Non-current	381	78	303
	$868	$550	$318

The increase in Contract liabilities was mainly driven by consideration received in connection with the strategic partnership with RingCentral, Inc. ("RingCentral") as discussed in Note 5, "Strategic Partnership." During the three months ended December 31, 2019 and 2018, the Company recognized revenue of $251 million and $242 million that had been recorded as a Contract liability as of October 1, 2019 and October 1, 2018, respectively.

Contract Costs
The Company capitalizes direct and incremental costs incurred to obtain and to fulfill a contract, such as sales commissions and products and services, respectively. For the three months ended December 31, 2019 the Company recognized $32 million for amortization of costs to obtain customer contracts which were included in Selling, general and administrative expense.
For the three months ended December 31, 2018, the Company recognized $22 million for amortization of costs to obtain customer contracts, of which $20 million was included in Selling, general and administrative expense and the remaining $2 million was a reduction to Revenue.

Contract fulfillment costs are recognized consistent with the transfer to the customer of the underlying performance obligations based on the specific contracts to which they relate. For both the three months ended December 31, 2019 and 2018, the Company recognized $14 million of contract fulfillment costs within Costs, respectively.
4. Leases
The Company enters into various arrangements for office, warehouse and data center facilities, network equipment and vehicles. The Company assesses whether an arrangement contains a lease at contract inception. When an arrangement contains a lease, the Company records a right-of-use asset and lease liability. Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make payments for the right to use the asset.
Right-of-use assets and lease liabilities are recognized at the lease commencement date at the present value of future payments over the lease term. The present value of future payments is discounted using the rate implicit in the lease, when available. However, as most of the Company's leases do not provide an implicit interest rate, the present value is calculated using the Company's incremental borrowing rate, which represents the interest rate the Company would expect to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms.
Options to extend or terminate a lease are included in the calculation of the lease term to the extent that option is reasonably certain of exercise. For the majority of the Company's leases, the Company has concluded that it is not reasonably certain it would exercise such options, therefore the lease term is generally the non-cancelable period stated within the lease. The Company has elected to not record a right-of-use asset and lease liability for short term leases with an initial term of 12 months or less. The Company's leases have remaining lease terms ranging from 1 month to 9.9 years.
The following table details the components of net lease expense for the three months ended December 31, 2019:

In millions	Three months ended December 31, 2019
Operating lease cost (1)	$18
Short-term lease cost(1)	2
Variable lease cost(1)(2)	5
Finance lease cost:
Amortization of right-of-use assets(1)	1
Interest expense on lease liabilities(3)	—
Sublease income(4)	(2)
Total lease cost	$24

(1)	Allocated between Cost of products and services, and Operating expenses.

(2)	Includes real estate taxes and other charges for non-lease services payable to lessors and recognized in the period incurred.

(3)	Included in Interest expense.

(4)	Included in Other income, net.

The Company's right-of-use assets and lease liabilities for financing leases are included in the Condensed Consolidated Balance Sheet as follows:

In millions	December 31, 2019
ASSETS
Property, plant and equipment, net	$7

LIABILITIES
Other current liabilities	9
Other liabilities	7

The following table presents the Company's annual maturity of lease payments, weighted average remaining lease term and weighted average interest rate for operating and financing leases as of December 31, 2019:

In millions	Operating Leases	Financing Leases
Remaining nine months of 2020	$50	$8
2021	49	6
2022	43	2
2023	31	1
2024	23	—
2025	12	—
2026 and thereafter	19	—
Total lease payments	227	17
Less: imputed interest	(33)	(1)
Total lease liability	$194	$16
Weighted average remaining lease term	4.7 Years	2.2 Years
Weighted average interest rate	6.3%	6.1%

The following table presents the Company's future minimum lease payments under non-cancelable leases as of September 30, 2019, prior to the adoption of ASC 842:

In millions	Operating Leases	Capital Leases
2020	$51	$12
2021	39	6
2022	33	2
2023	22	—
2024	17	—
2025 and thereafter	29	—
Total lease payments	$191	20
Less: imputed interest		(1)
Total lease liability		$19

The capital lease obligation as of September 30, 2019 included $11 million and $8 million within Other current liabilities and Other liabilities, respectively.
The Company outsources certain delivery services associated with its Enterprise Cloud and Managed Services, which included the sale of specified assets owned by the Company that were leased-back by the Company and are accounted for as a finance lease. As of December 31, 2019 and September 30, 2019, finance lease obligations associated with these sale leaseback agreements were $11 million and $13 million, respectively.

5. Strategic Partnership
On October 3, 2019, the Company entered into certain agreements that establish the framework for the Company's strategic partnership with RingCentral, a leading provider of global enterprise cloud communications, collaboration and contact center ("CC") solutions, to accelerate the Company's transition to the cloud. Through this partnership, the Company will introduce and deploy Avaya Cloud Office by RingCentral ("Avaya Cloud Office" or "ACO"), a new global unified communications as a service ("UCaaS") solution. Avaya Cloud Office will expand the Company's portfolio to offer a full suite of UC, CC, UCaaS and contact center as a service ("CCaaS") solutions to a global customer base. ACO combines RingCentral's leading UCaaS platform with Avaya technology, services and migration capabilities to create a highly differentiated UCaaS offering. Upon launch, the Company will have a full suite of public, private and hybrid cloud solutions for its global UC and CC customers and partners. ACO is expected to launch in the second quarter of fiscal 2020. The transaction closed on October 31, 2019.
As part of the strategic partnership, the Company and RingCentral also entered into an agreement governing the terms of the commercial arrangement between the parties (the "Framework Agreement"). Under the Framework Agreement, the parties entered into a Super Master Agent Agreement, pursuant to which Avaya will act as an agent to Avaya's channel partners with respect to the sale of ACO and make direct sales of ACO. RingCentral will pay a fee to Avaya, including for the benefit of its channel partners, for each such sale. In addition, for each unit of ACO sold during the term of the Framework Agreement, RingCentral will pay Avaya certain fees. Among other things, the Framework Agreement requires Avaya to (subject to certain exceptions) market and sell ACO as its exclusive UCaaS solution (as defined in the Framework Agreement). The Framework Agreement has a multiyear term and can be terminated early by either party in the event (i) the other party fails to cure a material breach or (ii) the other party undergoes a change in control.
In accordance with the Framework Agreement, RingCentral paid Avaya $375 million, predominantly for future fees, as well as for certain licensing rights. The $375 million payment consisted of $361 million in RingCentral shares and $14 million in cash. During the three months ended December 31, 2019, the Company sold a significant portion of the RingCentral shares and realized a gain of $11 million which is recorded within Other income, net within the Condensed Consolidated Statements of Operations. The remaining shares are accounted for within Other current assets on the Condensed Consolidated Balance Sheets and are remeasured to fair value each reporting period with changes in fair value included in Other income, net. For the three months ended December 31, 2019, the Company recorded an unrealized gain of $1 million related to RingCentral shares maintained by the Company as of December 31, 2019.
In connection with the strategic partnership, the Company and RingCentral entered into an investment agreement, whereby RingCentral purchased 125,000 shares of the Company's Series A 3% Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), for an aggregate purchase price of $125 million. See Note 15, "Capital Stock" for additional information on the Series A Preferred Stock.
6. Goodwill, net and Intangible Assets, net
Goodwill, net
Goodwill is not amortized but is subject to periodic testing for impairment in accordance with GAAP at the reporting unit level. The Company's reporting units are subject to impairment testing annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company's goodwill was primarily recorded upon emergence from bankruptcy as a result of applying fresh start accounting.
During the three months ended December 31, 2019, the Company changed its reporting units to align with changes in its organizational structure, mainly resulting from the previously disclosed strategic review process which concluded in October 2019. As a result, on October 1, 2019, the Company consolidated its Unified Communications and Contact Center reporting units into a Products & Solutions reporting unit and consolidated its Global Support Services, Avaya Professional Services and Enterprise Cloud and Managed Services reporting units into a Services reporting unit. As a result of these changes, the Company's new reporting units are the same as its operating segments. Due to the consolidation of reporting units, the Company performed an interim goodwill impairment assessment immediately before and after the consolidation on October 1, 2019 by estimating and comparing the fair value of each reporting unit to its carrying value. The fair value of each reporting unit was determined using a combination of the income approach and the market approach in accordance with the Company's historical practices and accounting policies. The Company determined that the carrying amounts of each of the Company's reporting units did not exceed their estimated fair values and therefore no impairment existed. As of October 1, 2019, the Products & Solutions and Services reporting units were assigned goodwill of $625 million and $1,478 million, respectively, and had an excess fair value over carrying value of 6% and 9%, respectively. The Company considers a reporting unit to be "at risk" of a potential future impairment charge if the excess fair value over carrying value is less than 10%.
During the three months ended December 31, 2019, the Company closely monitored the key variables and other market factors for all of its reporting units and determined that it was not required to perform an additional interim impairment test. To the extent that business conditions deteriorate or if changes in key assumptions and estimates differ significantly from management's expectations, it may be necessary to record impairment charges in the future.
Intangible Assets, net
The Company's intangible assets consist of the following for the periods indicated:

(In millions)	Technology and Patents	Customer Relationships and Other Intangibles	Trademarks and Trade Names	Total
Balance as of December 31, 2019
Finite-lived intangible assets:
Cost	$962	$2,154	$42	$3,158
Accumulated amortization	(351)	(318)	(13)	(682)
Finite-lived intangible assets, net	611	1,836	29	2,476

Indefinite-lived intangible assets:
Cost	—	—	333	333
Accumulated impairment	—	—	—	—
Indefinite-lived intangible assets, net	—	—	333	333
Intangible assets, net	$611	$1,836	$362	$2,809
Balance as of September 30, 2019
Finite-lived intangible assets:
Cost	$960	$2,154	$42	$3,156
Accumulated amortization	(308)	(279)	(11)	(598)
Finite-lived intangible assets, net	652	1,875	31	2,558
Indefinite-lived intangible assets:
Cost	2	—	333	335
Accumulated amortization	(2)	—	—	(2)
Indefinite-lived intangible assets, net	—	—	333	333
Intangible assets, net	$652	$1,875	$364	$2,891

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
The Company determined that no events occurred or circumstances changed during three months ended December 31, 2019 that would indicate that its finite-lived intangible assets may not be recoverable or that it is more likely than not that its indefinite-lived intangible assets are impaired. However, to the extent that business conditions deteriorate or if changes in key assumptions and estimates differ significantly from management's expectations, it may be necessary to record impairment charges in the future.

7. Supplementary Financial Information

The following table presents a summary of Other income, net for the periods indicated:

	Three months ended December 31,
(In millions)	2019	2018
OTHER INCOME, NET
Interest income	$3	$3
Foreign currency losses, net	(4)	(1)
Gain on marketable securities	12	—
Other pension and post-retirement benefit credits, net	5	2
Change in fair value of emergence date warrants	(3)	18
Sublease income	2	—
Other, net	(1)	—
Total other income, net	$14	$22

The following table presents supplemental cash flow information for the periods presented:

	Three months ended December 31,
(In millions)	2019	2018
OTHER PAYMENTS
Interest payments	$58	$48
Income tax payments	12	7

NON-CASH INVESTING ACTIVITIES
(Decrease) increase in Accounts payable for Capital expenditures	$(5)	$4
During the three months ended December 31, 2019, the Company made payments for operating lease liabilities of $14 million and recorded non-cash additions for operating lease right-of-use assets of $9 million.
The following table presents a reconciliation of cash, cash equivalents, and restricted cash that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows for the periods presented:

(In millions)	December 31, 2019	September 30, 2019	December 31, 2018	September 30, 2018
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$766	$752	$743	$700
Restricted cash included in other assets	4	4	4	4
Total cash, cash equivalents, and restricted cash	$770	$756	$747	$704

8. Business Restructuring Reserves and Programs
For the three months ended December 31, 2019, the Company recognized restructuring charges of $3 million primarily related to exited leased facilities. For the three months ended December 31, 2018, the Company recognized restructuring charges of $7 million for employee severance costs associated with employee severance agreements primarily in the U.S. and Canada. The restructuring charges include changes in estimates for increases and decreases in costs or changes in the timing of payments related to the restructuring programs of prior fiscal years. The Company's restructuring charges generally encompass severance charges which include, but are not limited to, termination payments, pension fund payments, and health care and unemployment insurance costs to be paid to, or on behalf of, the affected employees, and lease obligation charges for exited facilities. As the Company continues to evaluate opportunities to streamline its operations, it may identify cost savings opportunities globally and take additional restructuring actions in the future and the costs of any such actions could be material. The Company does not allocate restructuring reserves to its operating segments.
As a result of the adoption of ASC 842 on October 1, 2019, the Company no longer records facility-related restructuring charges within the Business restructuring reserve on the Condensed Consolidated Balance Sheets. As a result, the Company recorded a one-time reclassification of $5 million for certain facility-related lease obligations from the Business restructuring reserve to Operating lease right-of-use assets upon adoption of ASC 842.
The following table summarizes the activity for employee separation costs recognized under the Company's restructuring programs for the three months ended December 31, 2019:

(In millions)	Fiscal 2020 Restructuring Program (2)	Fiscal 2019 Restructuring Program (3)	Fiscal 2008 through 2018 Restructuring Programs (4)	Total
Accrual balance as of September 30, 2019	$—	$11	$53	$64
Adjustments (1)	—	—	(1)	(1)
Cash payments	—	(1)	(5)	(6)
Restructuring charges	1	—	—	1
Impact of foreign currency fluctuations	—	—	2	2
Accrual balance as of December 31, 2019	$1	$10	$49	$60

(1)
Includes changes in estimates for increases and decreases in costs related to the Company's restructuring programs, which are recorded in Restructuring charges, net in the Condensed Consolidated Statements of Operations in the period of the adjustment.

(2)	Payments related to the 2020 restructuring plan are expected to be completed in fiscal 2020.

(3)	Payments related to the 2019 restructuring plan are expected to be completed in fiscal 2026.

(4)	Payments related to the 2008 through 2018 restructuring plans are expected to be completed in fiscal 2026.
9. Financing Arrangements
The following table reflects principal amounts of debt and debt net of discounts and issuance costs for the periods presented:

	December 31, 2019		September 30, 2019
(In millions)	Principal amount	Net of discounts and issuance costs	Principal amount	Net of discounts and issuance costs
Term Loan Credit Agreement due December 15, 2024	$2,624	$2,600	$2,874	$2,846
Convertible 2.25% senior notes due June 15, 2023	350	277	350	273
Total debt	$2,974	2,877	$3,224	3,119
Debt maturing within one year		—		(29)
Long-term debt, net of current portion		$2,877		$3,090
Term Loan and ABL Credit Agreements
As of December 31, 2019 and September 30, 2019, the Company maintained (i) its Term Loan Credit Agreement among Avaya Inc., as borrower, Avaya Holdings, the lending institutions from time to time party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent, maturing on December 15, 2024, (the "Term Loan Credit Agreement") and (ii) its ABL Credit Agreement among Avaya Inc., as borrower, Avaya Holdings, the several other borrowers party thereto, the several lenders from time to time party thereto, and Citibank, N.A., as administrative agent and collateral agent, maturing on December 15, 2022, which provides a revolving credit facility consisting of a U.S. tranche and a foreign tranche allowing for borrowings of up to an aggregate principal amount of $300 million from time to time, subject to borrowing base availability (the "ABL Credit Agreement"). On November 7, 2019, the Company made a principal prepayment on its Term Loan of $250 million. Due to the prepayment, there are no amounts due within one year on the Term Loan and the entire debt balance has been classified as non-current as of December 31, 2019.
For the three months ended December 31, 2019 and 2018, the Company recognized interest expense of $44 million and $50 million, respectively, related to the Term Loan Credit Agreement, including the amortization of the underwriting discount.
Under the terms of the ABL Credit Agreement, the Company can issue letters of credit up to $150 million. At December 31, 2019, the Company had issued and outstanding letters of credit and guarantees of $39 million under the ABL Credit Agreement. As of December 31, 2019, the Company had no borrowings outstanding under the ABL. The aggregate additional principal amount that may be borrowed under the ABL Credit Agreement, based on the borrowing base less $39 million of outstanding letters of credit and guarantees, was $119 million at December 31, 2019. For the three months ended December 31, 2019 and 2018, recognized interest expense related to the ABL Credit Agreement was not material.

Convertible Notes
The Company's 2.25% Convertible Notes have an aggregate principal amount outstanding of $350 million (including the underwriters' exercise in full of an over-allotment option of $50 million) and mature on June 15, 2023 (the "Convertible Notes"). The Convertible Notes were issued under an indenture, by and between the Company and the Bank of New York Mellon Trust Company N.A., as Trustee. For both the three months ended December 31, 2019 and 2018, the Company recognized interest expense of $6 million related to the Convertible Notes, which includes $4 million of amortization of the underwriting discount and issuance costs.
The net carrying amount of the Convertible Notes for the periods indicated was as follows:

(In millions)	December 31, 2019	September 30, 2019
Principal	$350	$350
Less:
Unamortized debt discount	(68)	(72)
Unamortized issuance costs	(5)	(5)
Net carrying amount	$277	$273
The weighted average contractual interest rate of the Company's outstanding debt was 6.3% as of December 31, 2019 and September 30, 2019. The effective interest rate for the Term Loan Credit Agreement as of December 31, 2019 and September 30, 2019 was not materially different than its contractual interest rate including adjustments related to hedging. The effective interest rate for the Convertible Notes was 9.2% as of December 31, 2019 and September 30, 2019 reflecting the separation of the conversion feature in equity. The effective interest rates include interest on the debt and amortization of discounts and issuance costs.
As of December 31, 2019, the Company was not in default under any of its debt agreements.
10. Derivative Instruments and Hedging Activities
The Company accounts for derivative financial instruments in accordance with FASB ASC Topic 815, "Derivatives and Hedging," ("ASC 815") and does not enter into derivatives for trading or speculative purposes.
Interest Rate Contracts
The Company, from time-to-time, enters into interest rate swap contracts as a hedge against changes in interest rates on its outstanding variable rate loans.
On May 16, 2018, the Company entered into interest rate swap agreements with six counterparties, which fixed a portion of the variable interest due under its Term Loan Credit Agreement (the "Swap Agreements"). Under the terms of the Swap Agreements, which mature on December 15, 2022, the Company pays a fixed rate of 2.935% and receives a variable rate of interest based on one-month LIBOR. As of December 31, 2019, the total notional amount of the six Swap Agreements was $1,800 million.
The Swap Agreements are designated as cash flow hedges as they are deemed highly effective as defined under ASC 815. As a result, the unrealized gains or losses on these contracts are initially recorded in Accumulated other comprehensive (loss) income in the Condensed Consolidated Balance Sheets. As interest expense is recognized on the Term Loan Credit Agreement, the corresponding deferred gain or loss on the Swap Agreements is reclassified from Accumulated other comprehensive (loss) income to Interest expense in the Condensed Consolidated Statements of Operations. Based on the amount in Accumulated other comprehensive (loss) income at December 31, 2019, approximately $24 million would be reclassified into net income in the next twelve months as interest expense.
It is management's intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.
Foreign Currency Forward Contracts
The Company, from time-to-time, utilizes foreign currency forward contracts primarily to hedge fluctuations associated with certain monetary assets and liabilities including receivables, payables and certain intercompany obligations. These foreign currency forward contracts are not designated for hedge accounting treatment. As a result, changes in the fair value of these contracts are recorded as a component of Other income, net to offset the change in the value of the hedged assets and liabilities. As of December 31, 2019, the Company maintained open foreign currency forward contracts with a total notional value of $431 million, primarily hedging the British Pound Sterling, Indian Rupee, Chinese Renminbi, Czech Koruna, Mexican Peso and Japanese Yen.

Emergence Date Warrants
In accordance with the bankruptcy plan adopted in connection with the Company's emergence from bankruptcy on December 15, 2017 (the "Plan of Reorganization"), the Company issued warrants to purchase 5,645,200 shares of Company common stock to the holders of second lien obligations extinguished pursuant to the Plan of Reorganization pursuant to a warrant agreement (the "Emergence Date Warrants"). Each Emergence Date Warrant has an exercise price of $25.55 per share and expires on December 15, 2022. The Emergence Date Warrants contain certain derivative features that require them to be classified as a liability and require changes in the fair value of the liability to be recognized in earnings each reporting period. On November 14, 2018, the Company's Board of Directors approved a warrant repurchase program, authorizing the Company to repurchase up to $15 million worth of the Emergence Date Warrants. None of the Emergence Date Warrants have been exercised or repurchased as of December 31, 2019.
The fair value of the Emergence Date Warrants was determined using a probability weighted Black-Scholes option pricing model. This model requires certain input assumptions including risk-free interest rates, volatility, expected life and dividend rates. Selection of these inputs involves significant judgment. The fair value of the Emergence Date Warrants as of December 31, 2019 and September 30, 2019 was determined using the input assumptions summarized below:

	December 31, 2019	September 30, 2019
Expected volatility	55.09%	56.89%
Risk-free interest rates	1.61%	1.55%
Contractual remaining life (in years)	2.96	3.21
Price per share of common stock	$13.50	$10.23

In determining the fair value of the Emergence Date Warrants, the dividend yield was assumed to be zero as the Company does not anticipate paying dividends throughout the term of the warrants.
The following table summarizes the fair value of the Company's derivatives on a gross basis segregated between those that are designated as hedging instruments and those that are not designated as hedging instruments:

		December 31, 2019		September 30, 2019
(In millions)	Balance Sheet Caption	Asset	Liability	Asset	Liability
Derivatives Designated as Hedging Instruments:
Interest rate contracts	Other current liabilities	—	24	—	23
Interest rate contracts	Other liabilities	—	48	—	58
		—	72	—	81

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Other current assets	3	—	1	—
Emergence Date Warrants	Other liabilities	—	8	—	5
		3	8	1	5
Total derivative fair value		$3	$80	$1	$86

The following table provides information regarding the location and amount of pre-tax gains (losses) for derivatives designated as cash flow hedges:

	Three months ended December 31,
	2019		2018
(In millions)	Interest Expense	Other Comprehensive Income (Loss)	Interest Expense	Other Comprehensive (Loss) Income
Financial Statement Line Item in which Cash Flow Hedges are Recorded	$(58)	$10	$(60)	$(20)

Impact of cash flow hedging relationships:
Gain (Loss) recognized in AOCI - on interest rate swaps	—	4	—	(31)
Interest expense reclassified from AOCI	(5)	5	(3)	3

The following table provides information regarding the pre-tax gains (losses) for derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Operations:

		Three months ended December 31,
(In millions)	Location of Derivative Pre-tax Gain (Loss)	2019	2018
Emergence Date Warrants	Other income, net	$(3)	$18
Foreign exchange contracts	Other income, net	5	—

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

	December 31, 2019		September 30, 2019
(In millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the Condensed Consolidated Balance Sheets	$3	$80	$1	$86
Gross amount subject to offset in master netting arrangements not offset in the Condensed Consolidated Balance Sheets	(2)	(2)	(1)	(1)
Net amounts	$1	$78	$—	$85

11. Fair Value Measurements
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
Fair Value Hierarchy
The accounting guidance for fair value measurements also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The inputs are prioritized into three levels that may be used to measure fair value:
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and September 30, 2019 were as follows:

	December 31, 2019				September 30, 2019
	Fair Value Measurements Using				Fair Value Measurements Using
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments in equity securities	$71	$71	$—	$—	$—	$—	$—	$—
Investments in debt securities	10	—	—	10	10	—	—	10
Foreign exchange contracts	3	—	3	—	1	—	1	—
Total assets	$84	$71	$3	$10	$11	$—	$1	$10

Liabilities:
Interest rate contracts	$72	$—	$72	$—	$81	$—	$81	$—
Spoken acquisition earn-outs	—	—	—	—	5	—	—	5
Emergence Date Warrants	8	—	—	8	5	—	—	5
Total liabilities	$80	$—	$72	$8	$91	$—	$81	$10

Investments in equity securities
The investments in equity securities are valued using quoted market prices for identical assets in active markets that are observable and are recorded in Other current assets in the Condensed Consolidated Balance Sheets.
Investments in debt securities
The investments in debt securities are valued using a discounted cash flow model which includes various unobservable inputs including cash flow projections, long-term growth rates, discount rates and market comparable companies. The investments in debt securities are recorded in Other assets in the Condensed Consolidated Balance Sheets.
Interest rate and foreign exchange contracts
Interest rate and foreign exchange contracts classified as Level 2 assets and liabilities are not actively traded and are valued using pricing models that use observable inputs.
Spoken acquisition earn-outs
The Spoken acquisition earn-outs classified as Level 3 liabilities were measured using a probability-weighted discounted cash flow model. Significant unobservable inputs, which included probability of the achievement of the earn out targets and discount rate assumption, reflected the assumptions market participants would use in valuing these liabilities. The earn-outs were recorded in Other current liabilities in the Condensed Consolidated Balance Sheets.
Emergence Date Warrants
Emergence Date Warrants classified as Level 3 liabilities are priced using the Black-Scholes option pricing model.
During the three months ended December 31, 2019 and 2018, there were no transfers between Level 1 and Level 2, or into and out of Level 3.

The following table summarizes the activity for the Company's Level 3 assets and liabilities measured at fair value on a recurring basis:

(In millions)	Emergence Date Warrants	Spoken acquisition earn-outs	Investment in debt securities
Balance as of September 30, 2019	$5	$5	$10
Change in fair value(1)	3	—	—
Settlement	—	(5)	—
Balance as of December 31, 2019	$8	$—	$10

(1)	Changes in fair value of the Emergence Date Warrants are included in Other income, net.

Fair Value of Financial Instruments
The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, to the extent the underlying liability will be settled in cash, approximate their carrying values because of the short-term nature of these instruments.
As of December 31, 2019 and September 30, 2019, the estimated fair value of the Convertible Notes was determined based on the quoted price of the Convertible Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2.
The estimated fair values of amounts borrowed under the Company's other financing arrangements at December 31, 2019 and September 30, 2019 were estimated based on a Level 2 input based on a market approach utilizing market-clearing data on the valuation date in addition to bid/ask prices.
The estimated fair values of the amounts borrowed under the Company's financing agreements at December 31, 2019 and September 30, 2019 are as follows:

	December 31, 2019		September 30, 2019
(In millions)	Principal amount	Fair value	Principal amount	Fair value
Term Loan Credit Agreement due December 15, 2024	$2,624	$2,570	$2,874	$2,739
Convertible 2.25% senior notes due June 15, 2023	350	307	350	298
Total debt	$2,974	$2,877	$3,224	$3,037

12. Income Taxes
The Company's effective income tax rate for the three months ended December 31, 2019 differed from the U.S. federal tax rate primarily due to: (1) income and losses taxed at different foreign tax rates, (2) deferred tax assets (including losses) generated for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) non-U.S. withholding taxes on foreign earnings, (4) current period changes to unrecognized tax positions, (5) U.S. state and local income taxes, (6) the impact of the Tax Cuts and Jobs Act ("the Act") and associated regulations, (7) nondeductible expenses, and (8) foreign tax credits.
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
On December 22, 2017, the Act was signed into law. The Act lowered the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. The Company has a September 30th tax year-end and therefore many of the tax law changes became effective in the first quarter of fiscal 2019. The Company benefits from the deduction attributable to Foreign Derived Intangible Income ("FDII") and has taxable income attributable to Global Intangible Low-Taxed Income ("GILTI"), both of which impact the effective tax rate. During the three months ended December 31, 2018, Avaya completed its analysis of the impact of the Act as required by Staff Accounting Bulletin No. 118 issued by the SEC on December 22, 2017.

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
The components of the pension and post-retirement net periodic benefit (credit) cost for the periods indicated are provided in the table below:

	Three months ended December 31,
(In millions)	2019	2018
Pension Benefits - U.S.
Components of net periodic benefit credit
Service cost	$1	$1
Interest cost	7	10
Expected return on plan assets	(13)	(15)
Net periodic benefit credit	$(5)	$(4)
Pension Benefits - Non-U.S.
Components of net periodic benefit cost
Service cost	$2	$2
Interest cost	1	2
Net periodic benefit cost	$3	$4
Post-retirement Benefits - U.S.
Components of net periodic benefit cost
Interest cost	3	3
Expected return on plan assets	(3)	(2)
Net periodic benefit cost	$—	$1
The service components of net periodic benefit (credit) cost were recorded similar to compensation expense, while all other components were recorded in Other income, net.
The Company's general funding policy with respect to its U.S. qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations, or to directly pay benefits where appropriate. Contributions to U.S. pension plans were $5 million for the three months ended December 31, 2019, which represented the amounts required to satisfy the minimum statutory funding requirements in the U.S. For the remainder of fiscal 2020, the Company estimates that it will make contributions totaling $11 million to satisfy the minimum statutory funding requirements in the U.S.
Contributions to the non-U.S. pension plans were $4 million for the three months ended December 31, 2019. For the remainder of fiscal 2020, the Company estimates that it will make contributions totaling $20 million for its non-U.S. plans.
Most post-retirement medical benefits are not pre-funded. Consequently, the Company makes payments directly to the claims administrator as retiree medical benefit claims are disbursed. These payments are funded by the Company up to the maximum contribution amounts specified in the plan documents and contract with the Communications Workers of America and the International Brotherhood of Electrical Workers, and contributions from the participants, if required. During the three months ended December 31, 2019, the Company made payments for retiree medical and dental benefits of $3 million and received a $3 million reimbursement from the represented employees' post-retirement health trust related to payments in prior periods. The Company estimates it will make contributions for retiree medical and dental benefits totaling $10 million for the remainder of fiscal 2020.
14. Share-based Compensation
Pre-tax share-based compensation expense was $6 million for both the three months ended December 31, 2019 and 2018.
2017 Equity Incentive Plan
The Company has one stockholder-approved share-based compensation plan, the Avaya Holdings Corp. 2017 Equity Incentive Plan (the "2017 Plan"), under which non-employee directors, employees of the Company or any of its affiliates, and certain consultants and advisors may be granted stock options, restricted stock, restricted stock units ("RSUs"), performance awards

("PRSUs") and other forms of awards granted or denominated in shares of the Company's common stock, as well as certain cash-based awards.
2019 Equity Incentive Plan
On November 13, 2019, the Board of Directors of the Company ("the Board") approved the Avaya Holdings Corp. 2019 Equity Incentive Plan and on January 8, 2020 approved an amendment to such plan (as so amended, the "2019 Plan"). The maximum number of shares of common stock that may be issued or granted under the 2019 Plan is 18,800,000 shares of the Company's common stock (the "New Share Reserve"), plus any shares that again become available for issuance under the 2017 Plan in accordance with the terms of the 2017 Plan and the 2019 Plan. On November 13, 2019, the Board also adopted the 2019 Omnibus Inducement Equity Plan (the "Inducement Plan"), which reserved up to 1,700,000 shares of the Company's common stock for awards to be made to certain prospective employees pursuant to the "inducement grant" exemption under the NYSE Listing Rules. Awards that were made following October 31, 2019 under the 2017 Plan or the Inducement Plan are counted against the New Share Reserve based on the fungible share ratio included in the 2019 Plan. No awards may be granted under the 2017 Plan or the Inducement Plan subsequent to the date on which the 2019 Plan is approved by the stockholders of the Company.
Awards granted under the 2019 Plan are classified as a liability and will be remeasured each period with the cumulative effect of the change in fair value recognized as an adjustment to earnings in the period of remeasurement until shareholder approval of the 2019 Plan is obtained. The 2019 Plan will be subject to stockholder vote in March 2020. During the three months ended December 31, 2019, share-based compensation expense associated with awards granted under the 2019 Plan were not material.

Restricted Stock Units
During the three months ended December 31, 2019, the Company granted 1,680,506 RSUs with a weighted average grant date fair value of $11.93 per RSU. During the three months ended December 31, 2019, there were 256,467 RSUs that vested with a weighted average grant date fair value of $15.70 per RSU.

Performance Restricted Stock Units
During the three months ended December 31, 2019, the Company granted 639,435 PRSUs with a weighted average grant date fair value of $13.65 per PRSU, which will vest based on the attainment of specified performance metrics for each of the next three separate fiscal years (collectively the "Performance Period"), and the Company's total shareholder return over the Performance Period as compared to the total shareholder return for a specified index of companies over the same period. During the Performance Period, the Company will adjust compensation expense for the awards based on its best estimate of attainment of the specified annual performance metrics. The cumulative effect on current and prior periods of a change in the estimated number of PRSUs that are expected to be earned during the Performance Period will be recognized as an adjustment to earnings in the period of the revision.
The grant date fair value of the awards was determined using a Monte Carlo simulation model that incorporated multiple valuation assumptions, including the probability of achieving the total shareholder return market condition and the following assumptions presented on a weighted-average basis:

Three months ended December 31, 2019
Expected volatility(1)	55.85%
Risk-free interest rate(2)	1.64%
Dividend yield(3)	—%

(1)	Expected volatility based on a blend of Company and peer group company historical data adjusted for the Company's leverage.

(2)	Risk-free interest rate based on U.S. Treasury yields with a term equal to the remaining Performance Period as of the grant date.

(3)	Dividend yield was assumed to be zero as the Company does not anticipate paying dividends.

Stock Options
During the three months ended December 31, 2019, the Company granted 163,666 non-qualified stock options with a grant date fair value of $6.11 per option. The grant date fair value was determined using the Black-Scholes option pricing model with the following assumptions:

Three months ended December 31, 2019
Exercise price	$11.38
Expected volatility(1)	56.76%
Expected life (in years)(2)	5.97
Risk-free interest rate(3)	1.71%
Dividend yield(4)	—%

(1)	Expected volatility based on a blend of Company and peer group company historical data adjusted for the Company's leverage.

(2)	Expected life based on the vesting terms of the option and a contractual life of ten years.

(3)	Risk-free interest rate based on U.S. Treasury yields with a term equal to the expected option term.

(4)	Dividend yield was assumed to be zero as the Company does not anticipate paying dividends.
15. Capital Stock
Preferred Stock
The Company's certificate of incorporation authorizes it to issue up to 55,000,000 shares of preferred stock with a par value of $0.01 per share.
On October 31, 2019, the Company issued 125,000 shares of its 3% Series A Convertible Preferred Stock, par value $0.01 per share ("Series A Preferred Stock"), to RingCentral for an aggregate purchase price of $125 million. The Series A Preferred Stock is convertible into shares of the Company's common stock at an initial conversion price of $16.00 per share, which represents an approximately 7% interest in the Company's common stock on an as-converted basis as of December 31, 2019, assuming no holders of warrants, convertible notes or similar instruments exercise their exercise or conversion rights. The holders of the Series A Preferred Stock are entitled to vote, on an as-converted basis, together with holders of the Company's common stock on all matters submitted to a vote of the holders of the common stock. Holders of the Series A Preferred Stock are entitled to receive dividends, in preference and priority to holders of the Company's common stock, which accrue on a daily basis at the rate of 3% per annum of the stated value of the Series A Preferred Stock. The stated value of the Series A Preferred Stock was initially $1,000 per share and will be increased by the sum of any dividends on such shares not paid in cash. These dividends are cumulative, compound quarterly and are paid quarterly in arrears. The holders of the Series A Preferred Stock participate in any dividends the Company pays on its common stock, equal to the dividend which holders would have received if their Series A Preferred Stock had been converted into common stock on the date such common stock dividend was determined. In the event the Company is liquidated or dissolved, the holders of the Series A Preferred Stock are entitled to receive an amount equal to the liquidation preference (which equals the stated value plus any accrued and unpaid dividends) for each share of Series A Preferred Stock before any distribution is made to holders of the Company's common stock.
The Series A Preferred Stock are redeemable at the Company's election upon the termination of the Framework Agreement. In addition, the holders of the Series A Preferred Stock have certain rights to require the Company to redeem or put rights to require the Company to repurchase all or any portion of the Series A Preferred Stock. The holders can exercise such redemption rights, upon at least 21 days notice, after the termination of the Framework Agreement or upon the occurrence of certain events. If and to the extent the redemption right is exercised, the Company would be required to purchase each share of Series A Preferred Stock at the per share price equal to the stated value of the Series A Preferred Stock which will be increased by the sum of any dividends on such shares that have accrued and have been paid in kind, plus all accrued but unpaid dividends. Given that the holders of the Series A Preferred Stock may require the Company to redeem all or a portion of its shares, the Series A Preferred Stock is classified in the mezzanine section of the Condensed Consolidated Balance Sheets between Total liabilities and Stockholders' equity. As of December 31, 2019, the carrying value of the Series A Preferred Stock was $126 million, which includes $1 million of accumulated and unpaid dividends.
In connection with the issuance of the Series A Preferred Stock, the Company granted RingCentral certain customary consent rights with respect to certain actions by the Company, including amending the Company's organizational documents in a manner that would have an adverse effect on the Series A Preferred Stock and issuing securities that are senior to, or equal in priority with, the Series A Preferred Stock. In addition, pursuant to an Investor Rights Agreement, until such time when RingCentral and its affiliates hold or beneficially own less than 4,759,339 shares of the Company's common stock (on an as-

converted basis), RingCentral has the right to nominate one person for election to the Company's Board of Directors. The director designated by RingCentral has the option (i) to serve on the Company's Audit and Nominating and Corporate Governance Committees or (ii) to attend (but not vote at) all of the Company's Board of Directors' committee meetings. The Company anticipates that the RingCentral nominee will be identified by RingCentral and nominated to the Company's Board of Directors at some point after the Company's Annual Meeting in March 2020.
Common Stock
The Company's certificate of incorporation authorizes it to issue up to 550,000,000 shares of common stock with a par value of $0.01 per share. As of December 31, 2019, there were 100,505,954 shares issued and outstanding. As of September 30, 2019, there were 111,046,085 shares issued and 111,033,405 shares outstanding with the remaining 12,680 shares distributable in accordance with the Plan of Reorganization.
On November 14, 2018, the Company's Board of Directors approved a warrant repurchase program, authorizing the Company to repurchase Emergence Date Warrants for an aggregate expenditure of up to $15 million. The repurchases may be made from time to time in the open market, through block trades or in privately negotiated transactions. The Company may adopt one or more purchase plans pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in order to implement the warrant repurchase program. The warrant repurchase program does not obligate the Company to purchase any warrants and may be terminated, increased or decreased by the Board of Directors in its discretion at any time. As of December 31, 2019, there were no warrant repurchases under the program.
On October 1, 2019, the Board of Directors of the Company approved a share repurchase program authorizing the Company to repurchase the Company's common stock for an aggregate expenditure of up to $500 million. The repurchases may be made from time to time in the open market, through block trades or in privately negotiated transactions. The Company adopted a purchase plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, to implement the share repurchase program. The share repurchase program does not obligate the Company to purchase any common stock and may be terminated, increased or decreased by the Board in its discretion at any time. All shares that are repurchased under the program are retired by the Company. During the three months ended December 31, 2019, the Company repurchased 10,717,391 shares of its common stock at a weighted average price per share of $12.29, including transaction costs, based on the settlement date of the repurchase. There were an additional 728,532 shares repurchased that were pending settlement as of December 31, 2019 which have been accrued for by the Company within Other current liabilities in the Condensed Consolidated Balance Sheet. Based on share repurchases that have settled as of December 31, 2019, the remaining authorized amount for share repurchases under this program was $368 million.

16. (Loss) Earnings Per Common Share
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

The following table sets forth the calculation of net (loss) income attributable to common stockholders and the computation of basic and diluted (loss) earnings per share for the periods indicated:

	Three months ended December 31,
(In millions, except per share amounts)	2019	2018
(Loss) earnings per share:
Numerator
Net (loss) income	$(54)	$9
Dividends and accretion to preferred stockholders	(5)	—
Undistributed (loss) income	(59)	9
Percentage allocated to common stockholders(1)	100.0%	100.0%
Numerator for basic and diluted (loss) earnings per common share	$(59)	$9

Denominator
Denominator for basic (loss) earnings per weighted average common shares	109.0	110.3
Effect of dilutive securities
Restricted stock units	—	0.9
Denominator for diluted (loss) earnings per weighted average common shares	109.0	111.2

(Loss) earnings per common share
Basic	$(0.54)	$0.08
Diluted	$(0.54)	$0.08

(1) Basic weighted average common stock outstanding	109.0	110.3
Basic weighted average common stock and common stock equivalents (preferred shares)	109.0	110.3
Percentage allocated to common stockholders	100.0%	100.0%

The Company's Series A Preferred Stock are participating securities, which requires the application of the two-class method to calculate basic and diluted earnings per share. Under the two-class method, undistributed earnings are allocated to common stock and participating securities according to their respective participating rights in undistributed earnings, as if all the earnings for the period had been distributed. Basic (loss) earnings per common share is computed by dividing the net (loss) income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Net loss attributable to common stockholders is increased for preferred stock dividends earned and accretion recognized during the period. No allocation of undistributed earnings to participating securities was performed for periods with net losses as such securities do not have a contractual obligation to share in the losses of the Company.
For the three months ended December 31, 2019, the Company excluded 1.0 million stock options, 3.7 million RSUs, 5.6 million Emergence Date Warrants and 0.1 million shares of Series A Preferred Stock from the diluted loss per share calculation as their effect would have been anti-dilutive. The Company also excluded 1.0 million PRSUs from the diluted loss per share calculation as their performance metrics have not yet been attained. For the three months ended December 31, 2018, the Company excluded 1.1 million stock options, 0.4 million restricted stock units and 5.6 million Emergence Date Warrants from the diluted loss per share calculation as their effect would have been anti-dilutive. The Company's Convertible Notes and Call

Spread Warrants were also excluded for the three months ended December 31, 2019 and 2018 as discussed in more detail below.
For purposes of considering the Convertible Notes in determining diluted (loss) earnings per share, the Company has the ability and current intent to settle conversions of the Convertible Notes through combination settlement by repaying the principal portion in cash and any excess of the conversion value over the principal amount (the "Conversion Premium") in shares of the Company's common stock. Therefore, only the impact of the Conversion Premium will be included in diluted weighted average shares outstanding using the treasury stock method. Since the Convertible Notes were out of the money and anti-dilutive as of December 31, 2019 and 2018, they were excluded from the diluted (loss) earnings per share calculation for the three months ended December 31, 2019 and 2018. The Call Spread Warrants will not be considered in calculating diluted weighted average shares outstanding until the price per share of the Company's common stock exceeds the strike price of $37.3625 per share. When the price per share of the Company's common stock exceeds the strike price per share of the Call Spread Warrants, the effect of the additional shares that may be issued upon exercise of the Call Spread Warrants will be included in diluted weighted average shares outstanding using the treasury stock method.
17. Operating Segments
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
The Company's chief operating decision maker makes financial decisions and allocates resources based on segment profit information obtained from the Company's internal management systems. Management does not include in its segment measures of profitability selling, general and administrative expenses, research and development expenses, amortization of intangible assets, and certain discrete items, such as fair value adjustments recognized upon emergence from bankruptcy, charges relating to restructuring actions, impairment charges, and merger-related costs as these costs are not core to the measurement of segment performance, but rather are controlled at the corporate level.
Summarized financial information relating to the Company's operating segments is shown in the following table for the periods indicated:

	Three months ended December 31,
(In millions)	2019	2018
REVENUE
Products & Solutions	$298	$326
Services	419	422
Unallocated Amounts (1)	(2)	(10)
	$715	$738
GROSS PROFIT
Products & Solutions	$194	$214
Services	246	255
Unallocated Amounts (2)	(46)	(62)
	394	407
OPERATING EXPENSES
Selling, general and administrative	283	257
Research and development	52	53
Amortization of intangible assets	41	40
Restructuring charges, net	3	7
	379	357
OPERATING INCOME	15	50
INTEREST EXPENSE AND OTHER INCOME, NET	(44)	(38)
(LOSS) INCOME BEFORE INCOME TAXES	$(29)	$12

(1)	Unallocated amounts in Revenue represent the fair value adjustment to deferred revenue recognized upon emergence from bankruptcy and excluded from segment revenue.

(2)
Unallocated amounts in Gross Profit include the fair value adjustments recognized upon emergence from bankruptcy and excluded from segment gross profit; the effect of the amortization of technology intangibles; and costs that are not core to the measurement of segment management's performance, but rather are controlled at the corporate level.

18.	Accumulated Other Comprehensive (Loss) Income
The components of Accumulated other comprehensive (loss) income for the periods indicated were as follows:

(In millions)	Change in Unamortized Pension, Post-retirement and Postemployment Benefit-related Items	Foreign Currency Translation	Unrealized Loss on Term Loan Interest Rate Swap	Accumulated Other Comprehensive (Loss) Income
Balance as of September 30, 2019	$(106)	$(7)	$(60)	$(173)
Other comprehensive income before reclassifications	—	3	4	7
Amounts reclassified to earnings	—	—	5	5
Benefit from income taxes	—	—	(2)	(2)
Balance as of December 31, 2019	$(106)	$(4)	$(53)	$(163)

(In millions)	Change in Unamortized Pension, Post-retirement and Postemployment Benefit-related Items	Foreign Currency Translation	Unrealized Loss on Term Loan Interest Rate Swap	Accumulated Other Comprehensive Income (Loss)
Balance as of September 30, 2018	$51	$(31)	$(2)	$18
Other comprehensive income (loss) before reclassifications	—	1	(31)	(30)
Amounts reclassified to earnings	—	—	3	3
Benefit from income taxes	—	—	7	7
Balance as of December 31, 2018	$51	$(30)	$(23)	$(2)

Reclassifications from Accumulated other comprehensive (loss) income related to the unrealized loss on term loan interest rate swap agreements are recorded in Interest expense in the Condensed Consolidated Statements of Operations.
19. Related Party Transactions
The Company's Board of Directors is comprised of seven directors, including the Company's Chief Executive Officer and six non-employee directors.
Specific Arrangements Involving the Company's Current Directors and Executive Officers
William D. Watkins is a Director and Chair of the Board of Directors of the Company and serves on the board of directors of Flex Ltd., an electronics design manufacturer. For the three months ended December 31, 2019 and 2018, the Company purchased goods and services from subsidiaries of Flex Ltd. making payments of $9 million and $8 million respectively. As of both December 31, 2019 and September 30, 2019, the Company had outstanding accounts payable due to Flex Ltd. of $6 million.
20. Commitments and Contingencies
Legal Proceedings
In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations and proceedings, including but not limited to, those relating to intellectual property, commercial, employment, environmental indemnity and regulatory matters. The Company records accruals for legal contingencies to the extent that it has concluded that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.
In the opinion of the Company's management, while the outcome of these matters is uncertain, the likely results of these matters are not expected, either individually or in the aggregate, to have a material adverse effect on the Company's financial position, results of operations or cash flows. However, an unfavorable resolution could have a material adverse effect on the

Company's financial position, results of operations or cash flows in the periods in which the matters are ultimately resolved, or in the periods in which more information is obtained that changes management's opinion of the ultimate disposition.
Product Warranties
The Company recognizes a liability for the estimated costs that may be incurred to remedy certain deficiencies of quality or performance of the Company's products. These product warranties extend over a specified period of time, generally ranging up to two years from the date of sale depending upon the product subject to the warranty. The Company accrues a provision for estimated future warranty costs based upon the historical relationship of warranty claims to sales. The Company periodically reviews the adequacy of its product warranties and adjusts, if necessary, the warranty percentage and accrued warranty reserve, which is included in other current and non-current liabilities in the Condensed Consolidated Balance Sheets, for actual experience. As of December 31, 2019 and September 30, 2019, the amount reserved was $2 million.
Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements
Letters of Credit and Guarantees
The Company provides guarantees, letters of credit and surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company's performance in accordance with contractual or legal obligations. As of December 31, 2019, the maximum potential payment obligation with regards to letters of credit, guarantees and surety bonds was $60 million. The outstanding letters of credit are collateralized by restricted cash of $4 million, which is included in Other assets on the Condensed Consolidated Balance Sheets as of December 31, 2019.
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
The Company's outsourcing agreements with its most significant contract manufacturers automatically renew in July and September for successive periods of twelve months each, subject to specific termination rights for the Company and the contract manufacturers. All manufacturing of the Company's products is performed in accordance with either detailed requirements or specifications and product designs furnished by the Company, and is subject to quality control standards.
Transactions with Nokia
Pursuant to the Contribution and Distribution Agreement effective October 1, 2000 (the "Contribution and Distribution Agreement"), Lucent Technologies, Inc. (now Nokia) contributed to the Company substantially all of the assets, liabilities and operations associated with its enterprise networking businesses (the "Company's Businesses") and distributed the Company's stock pro-rata to the shareholders of Lucent ("distribution"). The Contribution and Distribution Agreement, among other things, provides that, in general, the Company will indemnify Nokia for all liabilities including certain pre-distribution tax obligations of Nokia relating to the Company's Businesses and all contingent liabilities primarily relating to the Company's Businesses or otherwise assigned to the Company. In addition, the Contribution and Distribution Agreement provides that certain contingent liabilities not allocated to one of the parties will be shared by Nokia and the Company in prescribed percentages. The Contribution and Distribution Agreement also provides that each party will share specified portions of contingent liabilities based upon agreed percentages related to the business of the other party that exceed $50 million. The Company is unable to determine the maximum potential amount of other future payments, if any, that it could be required to make under this agreement.
In addition, in connection with the distribution, the Company and Lucent entered into a Tax Sharing Agreement effective October 1, 2000 (the "Tax Sharing Agreement") that governs Nokia's and the Company's respective rights, responsibilities and obligations after the distribution with respect to taxes for the periods ending on or before the distribution. Generally, pre-distribution taxes or benefits that are clearly attributable to the business of one party will be borne solely by that party and other pre-distribution taxes or benefits will be shared by the parties based on a formula set forth in the Tax Sharing Agreement. The Company may be subject to additional taxes or benefits pursuant to the Tax Sharing Agreement related to future settlements of audits by state and local and foreign taxing authorities for the periods prior to the Company's separation from Nokia.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise indicates, as used in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," the terms "we," "us," "our," "the Company," "Avaya" and similar terms refer to Avaya Holdings Corp. and its consolidated subsidiaries. "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2019, which were included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 29, 2019.
Our accompanying unaudited interim Condensed Consolidated Financial Statements as of December 31, 2019 and for the three months ended December 31, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial statements. In our opinion, the unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows for the periods indicated.
The matters discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See "Cautionary Note Regarding Forward-Looking Statements" at the end of this discussion.
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
The Company's unified communications ("UC") solutions enable organizations to reimagine what teaming can mean and help companies increase employee productivity, improve customer service and reduce costs. With Avaya's UC solutions, organizations can provide their workers with a single app for all-channel calling, messaging, meetings and team collaboration with the same ease of use they receive from consumer apps. Avaya embeds communications directly into the applications, browsers and devices employees use every day, giving people a more natural, efficient and flexible way to connect, engage, respond and share - where and how they want - for better business results.
Avaya offers an open, extensible development platform, so that customers and third parties can easily create custom applications and automated workflows for their unique needs, integrating Avaya's capabilities into the customer's existing infrastructure and business applications. Our solutions enable a seamless communications experience that fits into how employees work instead of changing how they work. Avaya continues to evolve its UC solutions for cloud deployment, as some customers prefer to consume this service via the cloud.
The Company's industry-leading digital contact center ("CC") solutions enable customers to build a customized portfolio of applications, driving stronger customer engagement and higher customer lifetime value. Our reliable, secure and scalable communications solutions include voice, email, chat, social media, video, performance management and ease of third-party integration that can improve customer service and help companies compete more effectively. Similar to the Company's UC solutions, the Company is evolving the CC solution set for cloud development.
Avaya also focuses on ensuring an outstanding experience for mobile callers by integrating transformative technologies, including Artificial Intelligence, mobility, big data analytics and cybersecurity into our contact center solutions. As organizations use these solutions to gain a deeper understanding of their customer needs, we believe that their teams become more efficient and effective and their customer loyalty grows.
The Company's UC and CC solutions are supported by our portfolio of innovative business phones and multimedia devices, which is one of the broadest in the industry. Avaya brings consumer technology to employee mobile devices and the desktop in a way that can help our customers enhance customer service, internal and external collaboration, and employee productivity. Customers experience seamless audio and video capabilities for both Avaya and approved third-party UC platforms via open Session Initiation Protocol ("SIP") devices. SIP is used for signaling and controlling multi-media communication sessions in applications of Internet telephony for voice and video calls, along with integration with numerous apps that help connect and accelerate business. Developers can easily customize capabilities for their specific needs with our client Software Development Kit.
Services
Services consists of a portfolio of offerings to help customers achieve better business outcomes, including global support services, enterprise cloud and managed services and professional services.
The Company's global support services address the risk of system outages and help businesses protect their technology investments. We help our customers maintain their competitiveness through proactive problem prevention, rapid resolution and continual solution optimization. The majority of our revenue in this business is recurring in nature.
Enterprise cloud and managed services enable customers to take advantage of our technology via the cloud, on-premises, or a hybrid of both, depending on the solution and the needs of the customer. The majority of our revenue in this business is recurring in nature and based on multi-year services contracts.
The Company's professional services enable businesses worldwide to take full advantage of their solution investments to drive measurable business results. Our expert consultants and experienced engineers work with clients as a strategic partner along each step of the solution lifecycle to deliver services that drive business transformation and expand ongoing value. The majority of our revenue in this business is one-time in nature.
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
Our services teams also help our clients transition at their desired pace to next generation communications technology solutions, either via the cloud, on-premises, or a hybrid of both. Customers can choose various levels of support for their communications solutions, including deployment, training, monitoring, troubleshooting and optimization, and more. Our proactive, preventative system performance monitoring can quickly identify and resolve issues. Remote diagnostics and resolutions rapidly fix existing problems and avoid potential issues, helping our customers save time and reducing the risk of an outage.
Recent Developments
Strategic Partnership with RingCentral
On October 3, 2019, the Company entered into a strategic partnership with RingCentral, Inc. ("RingCentral"), a leading provider of global enterprise cloud communications, collaboration and contact center ("CC") solutions, to accelerate the Company's transition to the cloud. Through this partnership, the Company will introduce and deploy Avaya Cloud Office by RingCentral ("Avaya Cloud Office" or "ACO"), a new global unified communications as a service ("UCaaS") solution. Avaya Cloud Office will expand the Company's portfolio to offer a full suite of UC, CC, UCaaS and contact center as a service ("CCaaS") solutions to a global customer base. ACO combines RingCentral's leading UCaaS platform with Avaya technology, services and migration capabilities to create a highly differentiated UCaaS offering. The Company now has a full suite of public, private and hybrid cloud solutions for its global UC and CC customers and partners. ACO is expected to launch in the second quarter of fiscal 2020. The transaction closed on October 31, 2019.
As part of the strategic partnership, the Company and RingCentral also entered into an agreement governing the terms of the commercial arrangement between the parties (the "Framework Agreement"). Under the Framework Agreement, the parties entered into a Super Master Agent Agreement, pursuant to which Avaya will act as an agent to Avaya's channel partners with respect to the sale of ACO and make direct sales of ACO. The Framework Agreement has a multiyear term and can be terminated early by either party in the event (i) the other party fails to cure a material breach or (ii) the other party undergoes a change in control.
In accordance with the Framework Agreement, RingCentral paid Avaya $375 million, predominantly for future fees, as well as for certain licensing rights. The $375 million payment consisted of $361 million in RingCentral shares valued as of October 31, 2019 and $14 million in cash. During the three months ended December 31, 2019, the Company sold a significant portion of the RingCentral shares.
In connection with the strategic partnership, the Company and RingCentral entered into an investment agreement, whereby RingCentral purchased 125,000 shares of the Company’s 3% Series A Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), for an aggregate purchase price of $125 million. See Note 15, "Capital Stock," to our unaudited interim Condensed Consolidated Financial Statements for additional information on the Series A Preferred Stock.

Factors and Trends Affecting Our Results of Operations
There are a number of trends and uncertainties affecting our business. Most importantly, we are dependent on general economic conditions and the willingness of our customers to invest in technology. Instability in the geopolitical environment of our customers, instability in the global credit markets and other similar disruptions put pressure on the global economy causing uncertainties. Our business is also affected by changes in foreign currency exchange rates. We believe these uncertainties have impacted our customers' willingness to spend on IT and the manner in which they procure such technologies and services. This includes delays or rejection of capital projects, including the implementation of our products and services.
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

Financial Results Summary
Three Months Ended December 31, 2019 Compared with the Three Months Ended December 31, 2018 Results
The following table displays our consolidated net (loss) income for the periods indicated:

	Three months ended December 31,
(In millions)	2019	2018
REVENUE
Products	$298	$324
Services	417	414
	715	738
COSTS
Products:
Costs	104	115
Amortization of technology intangible assets	43	43
Services	174	173
	321	331
GROSS PROFIT	394	407
OPERATING EXPENSES
Selling, general and administrative	283	257
Research and development	52	53
Amortization of intangible assets	41	40
Restructuring charges, net	3	7
	379	357
OPERATING INCOME	15	50
Interest expense	(58)	(60)
Other income, net	14	22
(LOSS) INCOME BEFORE INCOME TAXES	(29)	12
Provision for income taxes	(25)	(3)
NET (LOSS) INCOME	$(54)	$9
Revenue
Revenue for the three months ended December 31, 2019 was $715 million compared to $738 million for the three months ended December 31, 2018. The decrease was primarily driven by lower demand for the Company's on-premises unified communications and contact center solutions and the unfavorable impact of foreign currency exchange rates. The decrease was partially offset by higher subscription revenue and a lower impact of applying fresh start accounting upon emergence from bankruptcy, which initially resulted in the recognition of deferred revenue at fair value and lower revenue in subsequent periods.
The following table displays revenue and the percentage of revenue to total sales by operating segment for the periods indicated:

	Three months ended December 31,
			Percentage of Total Revenue			Yr. to Yr. Percentage Change, excluding Foreign Currency Impact
(In millions)	2019	2018	2019	2018	Yr. to Yr. Percentage Change
Products & Solutions	$298	$326	42%	44%	(9)%	(8)%
Services	419	422	58%	57%	(1)%	—%
Unallocated amounts	(2)	(10)	—%	(1)%	(1)	(1)
Total revenue	$715	$738	100%	100%	(3)%	(3)%

(1)	Not meaningful.

Products & Solutions revenue for the three months ended December 31, 2019 was $298 million compared to $326 million for the three months ended December 31, 2018. The decrease was primarily attributable to lower demand for the Company's on-premises unified communications and contact center products.
Services revenue for the three months ended December 31, 2019 was $419 million and relatively flat compared to the three months ended December 31, 2018. Growth in revenue from the Company's subscription offerings substantially offset the planned declines in hardware maintenance and software support services which continue to face headwinds driven by lower new product sales over the past several years.
Unallocated amounts for the three months ended December 31, 2019 and 2018 represent the fair value adjustment to deferred revenue recognized upon emergence from bankruptcy which is excluded from segment revenue.
The following table displays revenue and the percentage of revenue to total sales by location for the periods indicated:

	Three months ended December 31,
			Percentage of Total Revenue			Yr. to Yr. Percentage Change, excluding Foreign Currency Impact
(In millions)	2019	2018	2019	2018	Yr. to Yr. Percentage Change
U.S.	$394	$394	55%	53%	—%	—%
International:
EMEA	186	199	26%	27%	(7)%	(5)%
APAC - Asia Pacific	77	78	11%	11%	(1)%	(2)%
Americas International - Canada and Latin America	58	67	8%	9%	(13)%	(13)%
Total International	321	344	45%	47%	(7)%	(6)%
Total revenue	$715	$738	100%	100%	(3)%	(3)%
Revenue in the U.S. was $394 million for both the three months ended December 31, 2019 and 2018. Higher subscription revenue and a lower impact of fresh start accounting were offset by lower demand for the Company's on-premises unified communications and contact center solutions. Revenue in Europe, Middle East and Africa ("EMEA") for the three months ended December 31, 2019 was $186 million compared to $199 million for the three months ended December 31, 2018. The decrease in EMEA revenue was primarily attributable to lower demand for the Company's on-premises unified communications and contact center products and maintenance services and the unfavorable impact of foreign currency exchange rates, partially offset by growth in professional services revenue. Revenue in Asia Pacific ("APAC") for the three months ended December 31, 2019 was $77 million compared to $78 million for the three months ended December 31, 2018. The decrease in APAC revenue was primarily attributable to lower demand for the Company's on-premises unified communications and contact center products. Revenue in Americas International for the three months ended December 31, 2019 was $58 million compared to $67 million for the three months ended December 31, 2018. The decrease in Americas International revenue was primarily attributable to lower demand for the Company's on-premises unified communications and contact center products and maintenance services.
Gross Profit
The following table sets forth gross profit and gross margin by operating segment for the periods indicated:

	Three months ended December 31,
			Percentage of Total Revenue		Change
(In millions)	2019	2018	2019	2018	Amount	Percent
Products & Solutions	$194	$214	65.1%	65.6%	$(20)	(9)%
Services	246	255	58.7%	60.4%	(9)	(4)%
Unallocated amounts	(46)	(62)	(1)	(1)	16	(1)
Total	$394	$407	55.1%	55.1%	$(13)	(3)%

(1)	Not meaningful.

Gross profit for the three months ended December 31, 2019 was $394 million compared to $407 million for the three months ended December 31, 2018. The decrease was primarily driven by the decline in revenue described above.

Products & Solutions gross profit for the three months ended December 31, 2019 was $194 million compared to $214 million for the three months ended December 31, 2018. The decrease was mainly attributable to the decline in revenue described above. Products & Solutions gross margin decreased from 65.6% to 65.1% in the three months ended December 31, 2019 mainly driven by less favorable product mix.
Services gross profit for the three months ended December 31, 2019 was $246 million compared to $255 million for the three months ended December 31, 2018. The decrease was mainly due to the decline in revenue described above. Services gross margin decreased from 60.4% to 58.7% in the three months ended December 31, 2019 mainly driven by less favorable product mix.
Unallocated amounts for the three months ended December 31, 2019 and 2018 include the fair value adjustments recognized upon emergence from bankruptcy and excluded from segment gross profit; the effect of the amortization of technology intangibles; and costs that are not core to the measurement of segment performance, but rather are controlled at the corporate level.
Operating Expenses
The following table sets forth operating expenses and the percentage of operating expenses to total revenue for the periods indicated:

	Three months ended December 31,
			Percentage of Total Revenue		Change
(In millions)	2019	2018	2019	2018	Amount	Percent
Selling, general and administrative	$283	$257	39.6%	34.8%	$26	10%
Research and development	52	53	7.3%	7.2%	(1)	(2)%
Amortization of intangible assets	41	40	5.7%	5.4%	1	3%
Restructuring charges, net	3	7	0.4%	0.9%	(4)	(57)%
Total operating expenses	$379	$357	53.0%	48.3%	$22	6%
Selling, general and administrative expenses for the three months ended December 31, 2019 were $283 million compared to $257 million for the three months ended December 31, 2018. The increase was primarily attributable to expenses associated with executing the strategic partnership with RingCentral and higher accrued incentive compensation, partially offset by lower consulting costs and the favorable impact of foreign currency exchange rates.
Research and development expenses for the three months ended December 31, 2019 were $52 million compared to $53 million for the three months ended December 31, 2018.
Amortization of intangible assets for the three months ended December 31, 2019 was $41 million compared to $40 million for the three months ended December 31, 2018.
Restructuring charges, net, for the three months ended December 31, 2019 were $3 million compared to $7 million for the three months ended December 31, 2018. Restructuring charges during the three months ended December 31, 2019 primarily related to exited leased facilities. Restructuring charges during the three months ended December 31, 2018 consisted of employee separation costs primarily associated with employee severance actions in the U.S. and Canada.
Operating Income
Operating income for the three months ended December 31, 2019 was $15 million compared to $50 million for the three months ended December 31, 2018. Our operating results for the three months ended December 31, 2019 as compared to the three months ended December 31, 2018 reflect, among other things:

•	lower revenue and gross profit for the three months ended December 31, 2019, as described above;

•	costs incurred in connection with entering into the strategic partnership with RingCentral during the three months ended December 31, 2019; and

•	higher accrued incentive compensation during the three months ended December 31, 2019.
Interest Expense
Interest expense for the three months ended December 31, 2019 was $58 million compared to $60 million for the three months ended December 31, 2018. The decrease was mainly driven by lower average interest rates and the prepayment of $250 million of the outstanding principal amount of the Company's Term Loan on November 7, 2019.

Other Income, Net
Other income, net for the three months ended December 31, 2019 was $14 million compared to $22 million for the three months ended December 31, 2018. Other income, net for the three months ended December 31, 2019 consisted of gains on marketable securities of $12 million driven by realized and unrealized gains on RingCentral shares received by the Company under the strategic partnership; other pension and post-retirement benefit credits of $5 million; interest income of $3 million and sublease income of $2 million, partially offset by net foreign currency losses of $4 million; an increase in the fair value of the warrants issued in accordance with the Company's bankruptcy plan ("Emergence Date Warrants") of $3 million and other, net of $1 million. Other income, net for the three months ended December 31, 2018 consisted of a change in fair value of the Emergence Date Warrants of $18 million; interest income of $3 million; and other, net of $1 million.
Provision for Income Taxes
The provision for income taxes was $25 million for the three months ended December 31, 2019 compared to $3 million for the three months ended December 31, 2018.
The Company's effective income tax rate for the three months ended December 31, 2019 differed from the U.S. federal tax rate primarily due to: (1) income and losses taxed at different foreign tax rates, (2) deferred tax assets (including losses) generated for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) non-U.S. withholding taxes on foreign earnings, (4) current period changes to unrecognized tax positions, (5) U.S. state and local income taxes, (6) the impact of the Tax Cuts and Jobs Act ("the Act") and associated regulations, (7) nondeductible expenses, and (8) foreign tax credits.
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
Net Loss
Net loss was $54 million for the three months ended December 31, 2019 compared to net income of $9 million for the three months ended December 31, 2018, as a result of the items discussed above.
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
Cash Flow Activity
The following table provides a summary of the statements of cash flows for the periods indicated:

	Three months ended December 31,
(In millions)	2019	2018
Net cash provided by (used for):
Operating activities	$12	$86
Investing activities	268	(22)
Financing activities	(271)	(18)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	5	(3)
Net increase in cash, cash equivalents, and restricted cash	14	43
Cash, cash equivalents, and restricted cash at beginning of period	756	704
Cash, cash equivalents, and restricted cash at end of period	$770	$747
Operating Activities
Cash provided by operating activities for the three months ended December 31, 2019 and 2018 was $12 million and $86 million, respectively. The decrease was primarily due to higher advisory fees associated with executing the strategic partnership with RingCentral; lower cash earnings; higher interest payments; and higher income tax payments.

Investing Activities
Cash provided by investing activities for the three months ended December 31, 2019 was $268 million, compared to cash used for investing activities of $22 million for three months ended December 31, 2018. The change was primarily due to proceeds received from the sale of shares of common stock of RingCentral received upon entry into the strategic partnership, partially offset by higher capital expenditures for the Company's enterprise cloud and managed services offerings.
Financing Activities
Cash used for financing activities for the three months ended December 31, 2019 and 2018 was $271 million and $18 million, respectively.
Cash used for financing activities for the three months ended December 31, 2019 included:

•	a principal prepayment under the Term Loan Credit Agreement of $250 million;

•	repurchases of shares under the Company's share repurchase program of $132 million;

•	payment of acquisition-related contingent consideration of $5 million;

•	repayments in connection with financing leases of $3 million; and

•	other financing activities, net of $2 million; partially offset by

•	proceeds from the issuance of Series A Preferred Stock, net of issuance costs, of $121 million.
Cash used for financing activities for the three months ended December 31, 2018 included:

•	scheduled debt repayments under the Term Loan Credit Agreement of $7 million;

•	repayments in connection with financing leases of $5 million; and

•	other financing activities, net of $6 million.
As of December 31, 2019, the Company was not in default under any of its debt agreements.
Future Cash Requirements
Our primary future cash requirements will be to fund operations, debt service, restructuring payments, capital expenditures, benefit obligations and share repurchases. In addition, we may use cash in the future to make strategic acquisitions.
Specifically, we expect our primary cash requirements for the remainder of fiscal 2020 to be as follows:

•
Debt service—We expect to make payments of approximately $140 million during the remainder of fiscal 2020 in interest associated with the Term Loan Credit Agreement and interest and fees on our ABL Credit Agreement and 2.25% Convertible Notes due 2023. In the ordinary course of business, we may from time to time borrow and repay amounts under our ABL Credit Agreement.

•	Share repurchases - We expect to make payments of approximately 270 million during the remainder of fiscal 2020 for share repurchases under the Company's share repurchase program.

•
Restructuring payments—We expect to make payments of approximately $25 million to $30 million during the remainder of fiscal 2020 for employee separation costs and lease termination obligations associated with restructuring actions. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally.

•	Capital expenditures—We expect to spend approximately $95 million for capital expenditures, including capitalized software development costs, during the remainder of fiscal 2020.

•
Benefit obligations—We estimate we will make payments under our pension and post-retirement benefit obligations totaling $41 million during the remainder of fiscal 2020. These payments include $11 million to satisfy the minimum statutory funding requirements of our U.S. qualified pension plans; $20 million for our non-U.S. benefit plans, which are predominantly not pre-funded; and $10 million for represented retiree post-retirement benefits. See discussion in Note 13, "Benefit Obligations," to our unaudited interim Condensed Consolidated Financial Statements for further details.

In addition to the matters identified above, in the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations and proceedings, relating to intellectual property, commercial, employment, environmental and regulatory matters, which may require us to make cash payments. These and other legal matters could have a material adverse effect on the manner in which the Company does business and the Company's financial position, results of operations, cash flows and liquidity.

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
As of December 31, 2019 and September 30, 2019, our cash and cash equivalent balances held outside the U.S. were $193 million and $176 million, respectively. As of December 31, 2019, the Company's cash and cash equivalents held outside the U.S. are not required to be repatriated to fund the Company's operations based on our expected future sources of liquidity.
Under the terms of the ABL Credit Agreement, the Company can issue letters of credit up to $150 million. At December 31, 2019, the Company had issued and outstanding letters of credit and guarantees of $39 million under the ABL Credit Agreement and had no other borrowings outstanding under the ABL. The aggregate additional principal amount that may be borrowed under the ABL Credit Agreement, based on the borrowing base less $39 million of outstanding letters of credit and guarantees, was $119 million at December 31, 2019.
We believe that our existing cash and cash equivalents of $766 million as of December 31, 2019, future cash provided by operating activities and borrowings available under the ABL Credit Agreement will be sufficient to meet our future cash requirements for at least the next twelve months. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
Off-Balance Sheet Arrangements
See discussion in Note 20, "Commitments and Contingencies," to our unaudited interim Condensed Consolidated Financial Statements for further details.
Debt Ratings
Our ability to obtain additional external financing and the related cost of borrowing may be affected by our ratings, which are periodically reviewed by the major credit rating agencies. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies.
As of December 31, 2019, the Company's debt ratings were as follows:

•	Moody's Investors Service issued a corporate family rating of "B2" with a stable outlook and a rating of the 7-year $2,925 million Term Loan Credit Agreement of "B2";

•	Standard and Poor's issued a definitive corporate credit rating of "B" with a stable outlook and a rating of the Term Loan Credit Agreement of "B"; and

•	Fitch Ratings Inc. issued a Long-Term Issuer Default Rating of "B" with a stable outlook and a rating of the Term Loan Credit Agreement of "BB-".
Critical Accounting Policies and Estimates
Management has reassessed the critical accounting policies and estimates disclosed in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 29, 2019 and determined that there were no significant changes to our critical accounting policies and estimates during the three months ended December 31, 2019, except for recently adopted accounting policy changes as discussed in Note 2, "Recent Accounting Pronouncements," to our unaudited interim Condensed Consolidated Financial Statements and certain other changes discussed in more detail below.
Revenue Recognition
As the Company continues to transform its business model to meet the evolving needs of its customers, it is increasing the proportion of subscription software offerings it provides. During the first quarter of fiscal 2020, the Company continued to make strides with developing and selling its subscription-based offerings which mainly consist of software as a service (“SaaS”) arrangements and term software license arrangements. SaaS arrangements do not include the right for the customer to take possession of the software during the contractual term of the arrangement, and therefore have one distinct performance obligation which is satisfied over time with revenue recognized ratably over the contract term as the customer consumes the services. Term software licenses include multiple performance obligations where the term licenses are recognized upfront upon transfer of control of the software, with the associated software maintenance revenue recognized ratably over the contract term as the customer consumes the services.

Goodwill
Goodwill is not amortized but is subject to periodic testing for impairment in accordance with GAAP at the reporting unit level. The Company's reporting units are subject to impairment testing annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company's goodwill was primarily recorded upon emergence from bankruptcy as a result of applying fresh start accounting.
During the three months ended December 31, 2019, the Company changed its reporting units to align with changes in its organizational structure, mainly resulting from the previously disclosed strategic review process which concluded in October 2019.  As a result, on October 1, 2019, the Company consolidated its Unified Communications and Contact Center reporting units into a Products & Solutions reporting unit and consolidated its Global Support Services, Avaya Professional Services and Enterprise Cloud and Managed Services reporting units into a Services reporting unit. As a result of these changes, the Company's new reporting units are the same as its operating segments. Due to the consolidation of reporting units, the Company performed an interim goodwill impairment assessment immediately before and after the consolidation on October 1, 2019 by estimating and comparing the fair value of each reporting unit to its carrying value. The fair value of each reporting unit was determined using a combination of the income approach and the market approach in accordance with the Company's historical practices and accounting policies. The Company determined that the carrying amounts of each of the Company's reporting units did not exceed their estimated fair values and therefore no impairment existed. As of October 1, 2019, the Products & Solutions and Services reporting units were assigned goodwill of $625 million and $1,478 million, respectively, and had an excess fair value over carrying value of 6% and 9%, respectively. The Company considers a reporting unit to be "at risk" of a potential future impairment charge if the excess fair value over carrying value is less than 10%.
During the three months ended December 31, 2019, the Company closely monitored the key variables and other market factors for all of its reporting units and determined that it was not required to perform an additional interim impairment test. To the extent that business conditions deteriorate or if changes in key assumptions and estimates differ significantly from management's expectations, it may be necessary to record impairment charges in the future.
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
EBITDA and Adjusted EBITDA have limitations as analytical tools. EBITDA measures do not represent net (loss) income or cash flow from operations as those terms are defined by GAAP and do not necessarily indicate whether cash flows will be sufficient to fund cash needs. While EBITDA measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Further, Adjusted EBITDA excludes the impact of earnings or charges resulting from matters that we consider not to be indicative of our ongoing operations but could be substantial. In particular, our formulation of Adjusted EBITDA adjusts for certain amounts that are included in calculating net (loss) income as set forth in the following table including, but not limited to, restructuring charges, impairment charges, resolution of certain legal matters and a portion of our pension costs and post-retirement benefits costs, which represents the amortization of pension service costs and actuarial gain (loss) associated with these benefits. However, these are expenses that may recur, may vary and/or may be difficult to predict.

The unaudited reconciliation of net (loss) income, which is a GAAP measure, to EBITDA and Adjusted EBITDA, which are non-GAAP measures, is presented below for the periods indicated:

		Three months ended December 31,
(In millions)		2019	2018
Net (loss) income		$(54)	$9
Interest expense		58	60
Interest income		(3)	(3)
Provision for income taxes		25	3
Depreciation and amortization		107	117
EBITDA		133	186
Impact of fresh start accounting adjustments	(a)	—	3
Restructuring charges, net of sublease income		1	7
Advisory fees	(b)	39	1
Acquisition-related costs		—	3
Share-based compensation		6	6
Change in fair value of Emergence Date Warrants		3	(18)
Loss on foreign currency transactions		4	1
Gain on marketable securities	(c)	(12)	—
Adjusted EBITDA		$174	$189

(a)	The impact of fresh start accounting adjustments in connection with the Company's emergence from bankruptcy.

(b)	Advisory fees represent costs incurred to assist in the assessment of strategic and financial alternatives to improve the Company's capital structure.

(c)	Realized and unrealized gains on investments in equity securities.

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
The forward-looking statements included herein are based upon our assumptions, estimates and beliefs and involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and may be affected by a variety of risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Risks, uncertainties and other factors that may cause these forward-looking statements to be inaccurate include, among others: the risks and factors discussed in Part I, Item 1A "Risk Factors" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" to our Annual Report on Form 10-K filed with the SEC on November 29, 2019.
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
Interest Rate Risk
The Company has exposure to changing interest rates primarily under the Term Loan Credit Agreement and ABL Credit Agreement, each of which bears interest at variable rates based on LIBOR. The Company had $2,624 million of variable rate loans outstanding as of December 31, 2019.
On May 16, 2018, the Company entered into interest rate swap agreements with six counterparties, which fixed a portion of the variable interest due under its Term Loan Credit Agreement (the "Swap Agreements"). Under the terms of the Swap Agreements, which mature on December 15, 2022, the Company pays a fixed rate of 2.935% and receives a variable rate of interest based on one-month LIBOR. As of December 31, 2019, the total notional amount of the six Swap Agreements was $1,800 million.
It is management's intention that the notional amount of the Swap Agreements be less than the variable rate loans outstanding during the life of the derivatives. For the three months ended December 31, 2019 and 2018, the Company recognized a loss on its hedge contracts of $5 million and $3 million, respectively, which is reflected in Interest expense in the Condensed Consolidated Statements of Operations. At December 31, 2019, the fair value of the outstanding Swap Agreements was a deferred loss of $71 million. Based on the payment dates of the contracts, $24 million and $48 million, including accrued interest, was recorded in Other current liabilities and Other liabilities in the Condensed Consolidated Balance Sheets, respectively. On an annual basis, a hypothetical one percent change in interest rates for the $824 million of unhedged variable rate debt as of December 31, 2019 would affect interest expense by approximately $8 million.
Foreign Currency Risk
Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of our non-U.S. ("foreign") operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are Euros, Canadian Dollars, British Pound Sterling, Chinese Renminbi, Indian Rupee, Australian Dollars and United Arab Emirates Dirham.

Non-U.S. denominated revenue was $157 million for the three months ended December 31, 2019. We estimate a 10% change in the value of the U.S. dollar relative to all foreign currencies would affect our revenue for the three months ended December 31, 2019 by $16 million.
The Company, from time-to-time, utilizes foreign currency forward contracts primarily to hedge fluctuations associated with certain monetary assets and liabilities including receivables, payables and certain intercompany obligations. These foreign currency forward contracts are not designated for hedge accounting treatment. As a result, changes in the fair value of these contracts are recorded as a component of Other income, net to offset the change in the value of the underlying assets and liabilities. As of December 31, 2019, the Company maintained open foreign exchange contracts with a total notional value of $431 million, primarily hedging the British Pound Sterling, Indian Rupee, Chinese Renminbi, Czech Koruna, Mexican Peso and Japanese Yen. At December 31, 2019, the fair value of the open foreign exchange contracts was $3 million and recorded in Other current assets in the Condensed Consolidated Balance Sheets. For the three months ended December 31, 2019, the Company's gain on foreign exchange contracts was $5 million and was recorded within Other income, net on the Condensed Consolidated Statement of Operations.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
As of December 31, 2019, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, evaluating the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2019 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes In Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under Note 20, "Commitments and Contingencies," to the unaudited interim Condensed Consolidated Financial Statements is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes during the quarterly period ended December 31, 2019 to the risk factors previously disclosed in the Company's Form 10-K filed with the Securities and Exchange Commission on November 29, 2019 other than as shown below:
We have significant international sales and operations and face risks related to health epidemics that could impact our sales and operating results.
Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, including the recent outbreak of respiratory illness caused by a novel coronavirus first identified in Wuhan, Hubei Province, China. Any outbreak of contagious diseases, and other adverse public health developments, could have a material and adverse effect on our business operations. These could include supply-chain disruptions, restrictions on our ability to distribute our products and restrictions on our abilities to provide services in the regions affected. Any prolonged and significant supply-chain disruptions or inability to provide products or services would likely impact our sales in the affected region, increase our costs and negatively affect our operating results. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and services and likely impact our operating results.
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
In addition, our business is global and the level of protection of our proprietary technology varies by country and may be particularly uncertain in countries that do not have well developed judicial systems or laws that adequately protect intellectual property rights. The level of protection afforded our intellectual property may also be particularly uncertain in countries that require the transfer of technology as a condition to market access. Our partnerships with foreign entities sometimes require us to transfer technology and/or certain intellectual property rights in countries that afford less protection of intellectual property rights than other countries. While we believe such technology and intellectual property transfer requirements have not adversely affected our business, such requirements may change over time and become detrimental to our ability to protect our technology or intellectual property in certain foreign countries. Patent litigation and other challenges to our patents and other proprietary rights are costly and unpredictable and may prevent us from marketing and selling a product in a particular geographic area. Financial considerations also preclude us from seeking patent protection in every country where infringement litigation could arise. Our inability to predict our intellectual property requirements in all geographies and affordability constraints also impact our intellectual property protection investment decisions.  If we are unable to protect our proprietary rights, we may be at a disadvantage to others who do not incur the substantial time and expense we incur to create our products.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information with respect to purchases by the Company of shares of common stock during the three months ended December 31, 2019:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(4)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under Plans or Programs(2)(3)
October 1 - 31, 2019	89,400	$10.3000	—	$515,000,000
November 1 - 30, 2019	733,124	$12.4330	712,909	$506,134,098
December 1 - 31, 2019	10,004,482	$12.2796	10,004,482	$383,282,638
Total	10,827,006	$12.2737	10,717,391

(1)	October and November 2019 include 89,400 and 20,215 shares of common stock withheld for taxes on restricted stock units that vested, respectively.

(2)
On November 14, 2018, the Company's Board of Directors approved a warrant repurchase program, authorizing the Company to repurchase the Company's outstanding warrants to purchase shares of the Company's common stock for an aggregate expenditure of up to $15 million. The repurchases may be made from time to time in the open market, through block trades or in privately negotiated transactions.

(3)
On October 1, 2019, the Company's Board of Directors approved a stock repurchase program, authorizing the Company to repurchase the Company's common stock for an aggregate expenditure of up to $500 million. The repurchases may be made from time to time in the open market, through block trades or in privately negotiated transactions. Share repurchases presented in the table above are based on the transaction settlement date. There were an additional 728,532 shares repurchased and pending settlement as of December 31, 2019 that are not reflected in the table.

(4)	Average price paid per share includes transaction costs associated with the repurchases.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description
10.1+	First Amended and Restated Framework Agreement, dated as of February 10, 2020, by and between Avaya Inc. and RingCentral, Inc.
10.2*
Amendment No. 1 to Executive Employment Agreement, dated January 3, 2020, between James M. Chirico, Jr. and Avaya Inc., incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 6, 2020

10.3*
Avaya Holdings Corp. 2019 Equity Incentive Plan (as amended), incorporated herein by reference to Annex B to the Company's Definitive Proxy Statement for its 2020 Annual General Meeting of Stockholders filed on January 17, 2020

10.4*	Form of Restricted Stock Unit Award Agreement pursuant to the Avaya Holdings Corp. 2019 Omnibus Inducement Equity Plan
10.5*	Form of Nonqualified Stock Option Award Agreement Pursuant to the Avaya Holdings Corp. 2019 Omnibus Inducement Equity Plan
31.1	Certification of James M. Chirico, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Kieran J. McGrath pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of James M. Chirico, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Kieran J. McGrath pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL in Exhibit 101)
* Indicates management contract or compensatory plan or arrangement.
+ Confidential portions of this Exhibit were redacted pursuant to Item 601(b)(10) of Regulation S-K and Avaya Holdings agrees to furnish supplementally to the Securities and Exchange Commission a copy of any redacted information or omitted schedule and/or exhibit upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAYA HOLDINGS CORP.

By:	/s/ KEVIN SPEED
Name:	Kevin Speed
Title:	Vice President, Controller and Chief Accounting Officer
February 10, 2020