Form 10-K/A
period 2019-09-30
Avaya Holdings Corp.
filed 2020-03-06
CIK 1418100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-38289
__________________________________________________________
AVAYA HOLDINGS CORP.
(Exact name of registrant as specified in its charter)
_________________________________________________________

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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
The aggregate market value of the registrant's Common Stock held by non-affiliates on March 29, 2019, the last business day of the registrant's most recently completed second quarter, was $1,858 million.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of February 28, 2020, 92,983,679 shares of Common Stock, $.01 par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by reference portions of its Proxy Statement for its 2020 Annual Meeting of Stockholders into Part III of the Form 10-K.

Explanatory Note
This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Avaya Holdings Corp. (the "Company") for the year ended September 30, 2019, as filed with the Securities and Exchange Commission on November 29, 2019 (the "Original Form 10-K"), is being filed for the sole purpose of replacing the consent in Exhibit 23.1 to correct the auditor's consent and to include an inadvertently omitted auditor's consent. Both the new Exhibit 23.1 with the appropriate corrections and Exhibit 23.2 are attached hereto as Exhibits 23.1 and 23.2, respectively. Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the financial position, results of operations, cash flows, or other disclosure in, or exhibits to, the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1 pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. As no financial statements have been included in this Amendment No. 1 and it does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment No. 1.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(3) Exhibits (Listed by numbers corresponding to Item 601 of Regulation S-K)

Exhibit Number	Exhibit Description
23.1*	Consent of Independent Registered Public Accounting Firm
23.2*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer dated March 6, 2020 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer dated March 6, 2020 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
104*	The cover page from Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended September 30, 2019, formatted in Inline XBRL (embedded within the Inline XBRL document)
* Filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAYA HOLDINGS CORP.
Date:	March 6, 2020	By:	/s/ Kevin Speed
		Name:	Kevin Speed
		Title:	Vice President, Controller and Chief Accounting Officer