Form 10-Q
period 2020-03-31
Avaya Holdings Corp.
filed 2020-05-11
CIK 1418100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of April 30, 2020, 82,787,845 shares of common stock, $.01 par value, of the registrant were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
REVENUE
Products	$245	$287	$543	$611
Services	437	422	854	836
	682	709	1,397	1,447
COSTS
Products:
Costs	92	105	196	220
Amortization of technology intangible assets	44	44	87	87
Services	175	174	349	347
	311	323	632	654
GROSS PROFIT	371	386	765	793
OPERATING EXPENSES
Selling, general and administrative	248	251	531	508
Research and development	51	52	103	105
Amortization of intangible assets	41	41	82	81
Impairment of goodwill	624	—	624	—
Restructuring charges, net	4	4	7	11
	968	348	1,347	705
OPERATING (LOSS) INCOME	(597)	38	(582)	88
Interest expense	(53)	(58)	(111)	(118)
Other income, net	15	1	29	23
LOSS BEFORE INCOME TAXES	(635)	(19)	(664)	(7)
(Provision for) benefit from income taxes	(37)	6	(62)	3
NET LOSS	$(672)	$(13)	$(726)	$(4)
LOSS PER SHARE
Basic	$(7.24)	$(0.12)	$(7.24)	$(0.04)
Diluted	$(7.24)	$(0.12)	$(7.24)	$(0.04)
Weighted average shares outstanding
Basic	93.0	110.8	101.1	110.5
Diluted	93.0	110.8	101.1	110.5
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In millions)

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Net loss	$(672)	$(13)	$(726)	$(4)
Other comprehensive (loss) income:
Cumulative translation adjustment	(9)	18	(6)	19
Change in interest rate swaps, net of income taxes of $2 and $4 for the three months ended March 31, 2020 and 2019 and $11 for the six months ended March 31, 2019	(46)	(10)	(39)	(31)
Other comprehensive (loss) income	(55)	8	(45)	(12)
Total comprehensive loss	$(727)	$(5)	$(771)	$(16)
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share and share amounts)

	March 31, 2020	September 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$553	$752
Accounts receivable, net	262	314
Inventory	56	63
Contract assets	233	187
Contract costs	130	114
Other current assets	211	115
TOTAL CURRENT ASSETS	1,445	1,545
Property, plant and equipment, net	254	255
Deferred income taxes, net	27	35
Intangible assets, net	2,720	2,891
Goodwill, net	1,476	2,103
Operating lease right-of-use assets	175	—
Other assets	114	121
TOTAL ASSETS	$6,211	$6,950
LIABILITIES
Current liabilities:
Debt maturing within one year	$—	$29
Accounts payable	254	291
Payroll and benefit obligations	125	116
Contract liabilities	477	472
Operating lease liabilities	48	—
Business restructuring reserve	25	33
Other current liabilities	246	158
TOTAL CURRENT LIABILITIES	1,175	1,099
Non-current liabilities:
Long-term debt, net of current portion	2,883	3,090
Pension obligations	728	759
Other post-retirement obligations	197	200
Deferred income taxes, net	48	72
Contract liabilities	375	78
Operating lease liabilities	135	—
Business restructuring reserve	26	36
Other liabilities	313	316
TOTAL NON-CURRENT LIABILITIES	4,705	4,551
TOTAL LIABILITIES	5,880	5,650
Commitments and contingencies (Note 20)
Preferred stock, $0.01 par value; 55,000,000 shares authorized at March 31, 2020 and September 30, 2019
Convertible Series A, 125,000 shares issued and outstanding at March 31, 2020 and no shares issued and outstanding at September 30, 2019	127	—
STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; 550,000,000 shares authorized; 82,654,594 shares issued and outstanding at March 31, 2020; and 111,046,085 shares issued and 111,033,405 shares outstanding at September 30, 2019	1	1
Additional paid-in capital	1,436	1,761
Accumulated deficit	(1,015)	(289)
Accumulated other comprehensive loss	(218)	(173)
TOTAL STOCKHOLDERS' EQUITY	204	1,300
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,211	$6,950
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In millions)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Par Value
Balance as of September 30, 2019	111.0	$1	$1,761	$(289)	$(173)	$1,300
Issuance of common stock under the equity incentive plan	0.3					—
Shares repurchased and retired for tax withholding on vesting of restricted stock units	(0.1)		(2)			(2)
Shares repurchased and retired under share repurchase program	(10.7)		(142)			(142)
Share-based compensation expense			6			6
Accretion of preferred stock to redemption value			(4)			(4)
Preferred stock dividends accrued			(1)			(1)
Net loss				(54)		(54)
Other comprehensive income					10	10
Balance as of December 31, 2019	100.5	$1	$1,618	$(343)	$(163)	$1,113
Issuance of common stock under the equity incentive plan	0.6					—
Shares repurchased and retired for tax withholding on vesting of restricted stock units	(0.2)		(1)			(1)
Shares repurchased and retired under share repurchase program	(18.2)		(188)			(188)
Share-based compensation expense			8			8
Preferred stock dividends accrued			(1)			(1)
Net loss				(672)		(672)
Other comprehensive loss					(55)	(55)
Balance as of March 31, 2020	82.7	$1	$1,436	$(1,015)	$(218)	$204

Balance as of September 30, 2018	110.2	$1	$1,745	$287	$18	$2,051
Issuance of common stock under the equity incentive plan	0.8					—
Shares repurchased and retired for tax withholding on vesting of restricted stock units	(0.3)		(6)			(6)
Share-based compensation expense			6			6
Adjustment for adoption of new accounting standard				92		92
Net income				9		9
Other comprehensive loss					(20)	(20)
Balance as of December 31, 2018	110.7	$1	$1,745	$388	$(2)	$2,132
Share-based compensation expense			5			5
Adjustment for adoption of new accounting standard				3		3
Net loss				(13)		(13)
Other comprehensive income					8	8
Balance as of March 31, 2019	110.7	$1	$1,750	$378	$6	$2,135
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six months ended March 31,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(726)	$(4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	212	225
Share-based compensation	14	11
Debt discount and issuance costs	14	11
Deferred income taxes, net	(17)	3
Impairment of goodwill	624	—
Change in fair value of emergence date warrants	(3)	(21)
Unrealized loss on foreign currency transactions	8	12
Impairment of debt securities	10	—
Unrealized gain on equity securities	(19)	—
Realized gain on sale of equity securities	(11)	—
Other non-cash credits, net	(6)	7
Changes in operating assets and liabilities:
Accounts receivable	41	74
Inventory	6	(9)
Operating lease right-of-use assets	12	—
Contract assets	(53)	(68)
Contract costs	(13)	(30)
Accounts payable	(31)	5
Payroll and benefit obligations	(24)	(63)
Business restructuring reserve	(13)	(15)
Operating lease liabilities	(10)	—
Contract liabilities	(30)	50
Other assets and liabilities	47	(65)
NET CASH PROVIDED BY OPERATING ACTIVITIES	32	123
INVESTING ACTIVITIES:
Capital expenditures	(48)	(47)
Proceeds from sale of marketable securities	294	—
Other investing activities, net	—	(1)
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	246	(48)
FINANCING ACTIVITIES:
Shares repurchased under share repurchase program	(330)	—
Proceeds from issuance of Series A Preferred Stock, net of issuance costs of $4	121	—
Repayment of Term Loan Credit Agreement	(250)	(15)
Payment of acquisition-related contingent consideration	(5)	(9)
Principal payments for financing leases	(5)	(8)
Other financing activities, net	(3)	(7)
NET CASH USED FOR FINANCING ACTIVITIES	(472)	(39)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(5)	(1)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(199)	35
Cash, cash equivalents, and restricted cash at beginning of period	756	704
Cash, cash equivalents, and restricted cash at end of period	$557	$739
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
Basis of Presentation
Avaya Holdings has no material assets or standalone operations other than its ownership of Avaya Inc. and its subsidiaries. The accompanying unaudited interim Condensed Consolidated Financial Statements of Avaya Holdings and its consolidated subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial statements. The unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2019, included in the Company's Annual Report on Form 10-K filed with the SEC on November 29, 2019. In management's opinion, these unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary to fairly state the results of operations, financial position and cash flows for the periods indicated. The condensed consolidated results of operations for the interim periods reported are not necessarily indicative of the results for the entire fiscal year.
Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates. During the second quarter of fiscal 2020, the World Health Organization characterized a novel strain of coronavirus ("COVID-19") as a pandemic. Concerns related to the spread of COVID-19 and the actions required to mitigate its impact have created substantial disruption to the global economy. The duration of the pandemic and the long-term impacts on the global economy are uncertain. We expect the effects of the COVID-19 pandemic to negatively impact our results of operations, cash flows and financial position. In addition, the pandemic may affect management's estimates and assumptions, in particular those that require a projection of our financial results, our cash flows or broader economic conditions, such as the collectability of accounts receivable, sales returns and allowances, the use and recoverability of inventory, the realization of deferred tax assets, annual effective tax rate, the fair value of equity compensation, the recoverability of long-lived assets, useful lives and impairment of tangible and intangible assets including goodwill (see Note 6, "Goodwill, net and Intangible Assets, net") and fair value measurements (see Note 11, "Fair Value Measurements"), among others.
The accompanying Condensed Consolidated Financial Statements of the Company have been prepared assuming that the Company will continue as a going concern and contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. While the existing cash and cash equivalents of $553 million as of March 31, 2020, future cash provided by operating activities and borrowings available under the ABL Credit Agreement will be sufficient to meet our future cash requirements for at least the next twelve months, our ability to meet these requirements will depend on the Company’s ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control. The Company further believes that its financial resources allow it to manage the anticipated impact of COVID-19 on the Company’s business operations for the foreseeable future. The challenges posed by COVID-19 on the Company’s business are evolving rapidly. Consequently, the Company will continue to evaluate its financial position in light of future developments.
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
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." This standard, along with other guidance subsequently issued by the FASB (collectively "ASC 842"), superseded all lease accounting guidance and requires lessees to recognize lease assets and liabilities for all leases with initial lease terms of more than 12 months. The standard makes similar changes to lessor accounting and aligns key aspects of the lessor accounting model with the GAAP revenue recognition standard. The Company adopted ASC 842 on October 1, 2019 using the modified retrospective transition method as of the beginning of the period of adoption. Therefore, on October 1, 2019, the Company recognized and measured leases without revising the historical comparative period information or disclosures. The modified retrospective transition method included optional practical expedients which lessened the burden of implementing ASC 842 by not requiring a reassessment of certain conclusions reached under the previous lease accounting guidance. The Company elected to apply the package of practical expedients to forego a reassessment of (1) whether any expired or existing contracts are or contain leases; (2) the lease classification for any expired or existing leases; and (3) the initial direct costs for an existing lease. In addition, the Company elected the land easement practical expedient permitting it to not reassess whether an existing or expired land easement is a lease or contains a lease. The Company also adopted the practical expedient permitting the non-lease components of an arrangement to be included in the right-of-use asset to which they relate. The Company did not elect the practical expedient allowing the use-of-hindsight which would require the Company to reassess the lease term of existing leases based on all facts and circumstances through the effective date.
The adoption of ASC 842 had a material impact to the Company's Condensed Consolidated Balance Sheet mainly due to the recognition of $190 million of operating lease right-of-use assets and $194 million of operating lease liabilities. The adoption of ASC 842 also resulted in the one-time reclassification of certain prepaid and deferred rent and facility-related business restructuring liabilities to operating lease right-of-use assets.
The impact of the adoption of ASC 842 on the September 30, 2019 Condensed Consolidated Balance Sheet was as follows:

	September 30, 2019		Upon Adoption of ASC 842
(In millions)	As Reported	Adjustments
ASSETS
Other current assets	$115	$(2)	$113
Intangible assets, net	2,891	(2)	2,889
Operating lease right-of-use assets	—	190	190

LIABILITIES
Current liabilities:
Operating lease liabilities	—	51	51
Business restructuring reserve	33	(4)	29
Non-current liabilities:
Operating lease liabilities	—	143	143
Business restructuring reserve	36	(1)	35
Other liabilities	316	(3)	313

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
In August 2018, the FASB issued ASU No. 2018-15, "Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract." This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for the Company in the first quarter of fiscal 2021, with early adoption permitted. The amendments in this standard may be applied on a retrospective or prospective basis. The Company is currently assessing the impact the new guidance will have on its Condensed Consolidated Financial Statements.
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
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This standard, along with other guidance subsequently issued by the FASB, requires entities to estimate all expected credit losses for certain types of financial instruments, including trade receivables and contract assets, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The standard also expands the disclosure requirements to enable users of financial statements to understand the entity's assumptions, models and methods for estimating expected credit losses. This standard is effective for the Company in the first quarter of fiscal 2021 on a modified retrospective basis. The Company is currently evaluating the impact that the adoption of this standard may have on its Condensed Consolidated Financial Statements.
3. Revenue Recognition
Disaggregation of Revenue
The following tables provide the Company's disaggregated revenue for the periods presented:

(In millions)	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
REVENUE
Products & Solutions	$245	$289	$543	$615
Services	438	425	857	847
Unallocated Amounts	(1)	(5)	(3)	(15)
	$682	$709	$1,397	$1,447

	Three months ended March 31, 2020				Three months ended March 31, 2019
(In millions)	Products & Solutions	Services	Unallocated	Total	Products & Solutions	Services	Unallocated	Total
Revenue:
U.S.	$119	$266	$(1)	$384	$130	$248	$(3)	$375
International:
Europe, Middle East and Africa	78	94	—	172	93	96	(1)	188
Asia Pacific	27	43	—	70	37	43	(1)	79
Americas International - Canada and Latin America	21	35	—	56	29	38	—	67
Total International	126	172	—	298	159	177	(2)	334
Total revenue	$245	$438	$(1)	$682	$289	$425	$(5)	$709

	Six months ended March 31, 2020				Six months ended March 31, 2019
(In millions)	Products & Solutions	Services	Unallocated	Total	Products & Solutions	Services	Unallocated	Total
Revenue:
U.S.	$268	$512	$(2)	$778	$280	$499	$(10)	$769
International:
Europe, Middle East and Africa	171	188	(1)	358	199	190	(2)	387
Asia Pacific	60	87	—	147	75	84	(2)	157
Americas International - Canada and Latin America	44	70	—	114	61	74	(1)	134
Total International	275	345	(1)	619	335	348	(5)	678
Total revenue	$543	$857	$(3)	$1,397	$615	$847	$(15)	$1,447
Unallocated amounts represent the fair value adjustment to deferred revenue recognized upon emergence from bankruptcy and excluded from segment revenue.
Transaction Price Allocated to the Remaining Performance Obligations
The transaction price allocated to remaining performance obligations that were wholly or partially unsatisfied as of March 31, 2020 was $2.5 billion, of which 58% and 26% is expected to be recognized within 12 months and 13-24 months, respectively, with the remaining balance expected to be recognized thereafter. This excludes amounts for remaining performance obligations that are (1) for contracts recognized over time using the "right to invoice" practical expedient, (2) related to sales or usage based royalties promised in exchange for a license of intellectual property, and (3) related to variable consideration allocated entirely to a wholly unsatisfied performance obligation.

Contract Balances
The following table provides information about accounts receivable, contract assets and contract liabilities for the periods presented:

(In millions)	March 31, 2020	September 30, 2019	Increase (Decrease)
Accounts receivable, net	$262	$314	$(52)

Contract assets:
Current	$233	$187	$46
Non-current (Other assets)	23	16	7
	$256	$203	$53

Cost of obtaining a contract:
Current (Contract costs)	$89	$89	$—
Non-current (Other assets)	41	45	(4)
	$130	$134	$(4)

Cost to fulfill a contract:
Current (Contract costs)	$41	$25	$16

Contract liabilities:
Current	$477	$472	$5
Non-current	375	78	297
	$852	$550	$302
The increase in Contract liabilities was mainly driven by consideration received in connection with the strategic partnership with RingCentral, Inc. ("RingCentral") as discussed in Note 5, "Strategic Partnership."
During the six months ended March 31, 2020 and 2019, the Company recognized revenue of $405 million and $396 million that had been previously recorded as a Contract liability as of October 1, 2019 and October 1, 2018, respectively.
Contract Costs
The Company capitalizes direct and incremental costs incurred to obtain and to fulfill a contract, such as sales commissions and products and services, respectively. For the three and six months ended March 31, 2020, the Company recognized $34 million and $66 million, respectively, for amortization of costs to obtain customer contracts which were included in Selling, general and administrative expense. For the three months ended March 31, 2019, the Company recognized $24 million for amortization of costs to obtain customer contracts, of which $23 million was included in Selling, general and administrative expense and the remaining $1 million was a reduction to Revenue. For the six months ended March 31, 2019, the Company recognized $46 million for amortization of costs to obtain customer contracts, of which $43 million was included in Selling, general and administrative expense and the remaining $3 million was a reduction to Revenue.
Contract fulfillment costs are recognized consistent with the transfer to the customer of the underlying performance obligations based on the specific contracts to which they relate. For both the three months ended March 31, 2020 and 2019, the Company recognized $6 million of contract fulfillment costs within Costs and for both the six months ended March 31, 2020 and 2019, the Company recognized $20 million of contract fulfillment costs within Costs.
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
Options to extend or terminate a lease are included in the calculation of the lease term to the extent that the option is reasonably certain of exercise. For the majority of the Company's leases, the Company has concluded that it is not reasonably certain it would exercise such options, therefore the lease term is generally the non-cancelable period stated within the lease. The Company has elected to not record a right-of-use asset and lease liability for short term leases with an initial term of 12 months or less. The Company's leases have remaining lease terms ranging from 1 month to 9.7 years.
The following table details the components of net lease expense for the three and six months ended March 31, 2020:

In millions	Three months ended March 31, 2020	Six months ended March 31, 2019
Operating lease cost (1)	$16	$34
Short-term lease cost(1)	1	3
Variable lease cost(1)(2)	4	9
Finance lease amortization of right-of-use assets(1)	1	2
Sublease income(3)	(1)	(3)
Total lease cost	$21	$45
(1)Allocated between Cost of products and services, and Operating expenses.
(2)Includes real estate taxes and other charges for non-lease services payable to lessors and recognized in the period incurred.
(3)Included in Other income, net.

The Company's right-of-use assets and lease liabilities for financing leases are included in the Condensed Consolidated Balance Sheet as follows:

In millions	March 31, 2020
ASSETS
Property, plant and equipment, net	$6

LIABILITIES
Other current liabilities	8
Other liabilities	6
The following table presents the Company's annual maturity of lease payments, weighted average remaining lease term and weighted average interest rate for operating and financing leases as of March 31, 2020:

In millions	Operating Leases	Financing Leases
Remaining six months of 2020	$32	$6
2021	50	6
2022	44	2
2023	31	1
2024	23	—
2025	12	—
2026 and thereafter	20	—
Total lease payments	212	15
Less: imputed interest	(29)	(1)
Total lease liability	$183	$14
Weighted average remaining lease term	4.7 years	2.1 years
Weighted average interest rate	6.3%	6.1%

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
The Company outsources certain delivery services associated with its Enterprise Cloud and Managed Services, which included the sale of specified assets owned by the Company that were leased-back by the Company and are accounted for as a finance lease. As of March 31, 2020 and September 30, 2019, finance lease obligations associated with these sale leaseback agreements were $9 million and $13 million, respectively.
5. Strategic Partnership
On October 3, 2019, the Company entered into certain agreements that establish the framework for the Company's strategic partnership with RingCentral, a leading provider of global enterprise cloud communications, collaboration and contact center ("CC") solutions, to accelerate the Company's transition to the cloud. Through this partnership, the Company introduced Avaya Cloud Office by RingCentral ("Avaya Cloud Office" or "ACO"), a new global unified communications as a service ("UCaaS") solution. Avaya Cloud Office expands the Company's portfolio to offer a full suite of UC, CC, UCaaS and contact center as a service ("CCaaS") solutions to its global customer base. ACO combines RingCentral's leading UCaaS platform with Avaya technology, services and migration capabilities to create a highly differentiated UCaaS offering. The transaction closed on October 31, 2019 and ACO was launched on March 31, 2020. The Company now has a full suite of public, private and hybrid cloud solutions for its global UC and CC customers and partners.
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
In accordance with the Framework Agreement, RingCentral paid Avaya $375 million, predominantly for future fees, as well as for certain licensing rights. The $375 million payment consisted of $361 million in RingCentral shares and $14 million in cash. During the six months ended March 31, 2020, the Company sold a significant portion of the RingCentral shares and realized a gain within Other income, net within the Condensed Consolidated Statements of Operations. The remaining shares are accounted for within Other current assets on the Condensed Consolidated Balance Sheets and are remeasured to fair value each reporting period with changes in fair value included in Other income, net as an unrealized gain or loss.

The following table summarizes the realized and unrealized gains on RingCentral shares recorded by the Company for the periods presented:

(In millions)	Three months ended March 31, 2020	Six months ended March 31, 2020
Realized gain	$—	$11
Unrealized gain	18	19
Total gain	$18	$30
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
6. Goodwill, net and Intangible Assets, net
Goodwill, net
The changes in the carrying amount of goodwill by segment during fiscal 2020 were as follows:

(In millions)	Products & Solutions	Services	Total
Balance as of September 30, 2019
Cost	$1,282	$1,478	$2,760
Accumulated impairment charges	(657)	—	(657)
	625	1,478	2,103
Impairment charges	(624)	—	(624)
Foreign currency fluctuations	(1)	(2)	(3)
Balance as of March 31, 2020
Cost	1,281	1,476	2,757
Accumulated impairment charges	(1,281)	—	(1,281)
	$—	$1,476	$1,476
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
During the first quarter of fiscal 2020, the Company changed its reporting units to align with changes in its organizational structure, mainly resulting from the previously disclosed strategic review process which concluded in October 2019. As a result, on October 1, 2019, the Company consolidated its Unified Communications and Contact Center reporting units into a Products & Solutions reporting unit and consolidated its Global Support Services, Avaya Professional Services and Enterprise Cloud and Managed Services reporting units into a Services reporting unit. As a result of these changes, the Company's reporting units are the same as its operating segments. Due to the consolidation of reporting units, the Company performed an interim goodwill impairment assessment immediately before and after the consolidation on October 1, 2019 by estimating and comparing the fair value of each reporting unit to its carrying value. The Company determined that the carrying amounts of each of the Company's reporting units did not exceed their estimated fair values and therefore no impairment existed as of October 1, 2019.
The Company concluded that a triggering event occurred for both of its reporting units during the three months ended March 31, 2020 due to (i) the impact of the COVID-19 pandemic on the macroeconomic environment which led to revisions to the Company's long-term forecast during the second quarter of fiscal 2020 and (ii) the sustained decrease in the Company's stock price since the advent of the pandemic which was caused by the resulting volatility in the financial markets. As a result, the Company performed an interim quantitative goodwill impairment test as of March 31, 2020 to compare the fair values of its reporting units to their respective carrying amounts, including the goodwill allocated to each reporting unit. The Company estimated the fair value of each reporting unit using a weighting of fair values derived from an income and a market approach.

Under the income approach, the fair value of a reporting unit is estimated using a discounted cash flows model. Future cash flows are based on forward-looking information regarding revenue and costs for each reporting unit and are discounted using an appropriate discount rate. The discounted cash flows model relies on assumptions regarding revenue growth rates, projected gross profit, working capital needs, selling, general and administrative expenses, research and development expenses, business restructuring costs, capital expenditures, income tax rates, discount rates and terminal growth rates. The discount rates the Company used represent the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in its reporting unit operations and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of its model, the Company used a terminal value approach. Under this approach, the Company applied a perpetuity growth assumption to determine the terminal value. The Company incorporated the present value of the resulting terminal value into its estimate of fair value. Forecasted cash flows for each reporting unit consider current economic conditions and trends, estimated future operating results, the Company’s view of growth rates and anticipated future economic conditions. Revenue growth rates inherent in this forecast are based on input from internal and external market intelligence research sources that compare factors such as growth in global economies, regional trends in the telecommunications industry and product evolution from a technological segment basis. Macroeconomic factors such as changes in economies, product evolutions, industry consolidations and other changes beyond the Company’s control could have a positive or negative impact on achieving its targets.
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
The results of the Company’s interim goodwill impairment test as of March 31, 2020 indicated that the estimated fair value of the Company’s Services reporting unit exceeded its carrying amount. The carrying amount of the Company's Products & Solutions reporting unit exceeded its estimated fair value primarily due to a reduction in the Company’s long-term forecast to reflect increased risk from higher market uncertainty and the accelerated reduction of product sales related to the Company’s historical on-premises perpetual licenses. The Company anticipates a continued shift and acceleration of customers upgrading and acquiring new technology innovation through the utilization of the Company’s subscription offering, which is included in the Services reporting unit. As a result, the Company recorded a goodwill impairment charge of $624 million to write down the full carrying amount of the Products & Solutions goodwill in the Impairment of goodwill line item in the Condensed Consolidated Statements of Operations. As of March 31, 2020, the estimated fair value of the Services reporting unit exceeded its carrying amount by 16%.
The Company’s long-term forecast includes significant estimates and assumptions, including management’s estimate of the potential impact of the COVID-19 pandemic on the Company’s operating results. Due to the uncertainty surrounding the impact of the COVID-19 pandemic on the macroeconomic environment and, more specifically, on the Company’s future operating results, it is reasonably possible that the pandemic could have a more adverse impact than what is currently contemplated by the Company’s long-term forecast. To the extent business conditions deteriorate or there are changes in key assumptions and estimates included in the long-term forecast, it may be necessary to record additional impairment charges in the future.

Intangible Assets, net
The Company's intangible assets consist of the following for the periods indicated:

(In millions)	Technology and Patents	Customer Relationships and Other Intangibles	Trademarks and Trade Names	Total
Balance as of March 31, 2020
Finite-lived intangible assets:
Cost	$960	$2,150	$42	$3,152
Accumulated amortization	(394)	(355)	(16)	(765)
Finite-lived intangible assets, net	566	1,795	26	2,387

Indefinite-lived intangible assets:
Cost	—	—	333	333
Accumulated impairment	—	—	—	—
Indefinite-lived intangible assets, net	—	—	333	333
Intangible assets, net	$566	$1,795	$359	$2,720
Balance as of September 30, 2019
Finite-lived intangible assets:
Cost	$960	$2,154	$42	$3,156
Accumulated amortization	(308)	(279)	(11)	(598)
Finite-lived intangible assets, net	652	1,875	31	2,558
Indefinite-lived intangible assets:
Cost	2	—	333	335
Accumulated amortization	(2)	—	—	(2)
Indefinite-lived intangible assets, net	—	—	333	333
Intangible assets, net	$652	$1,875	$364	$2,891
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
As a result of the goodwill triggering event described above, the Company performed a recoverability test on all of its finite-lived asset groups as of March 31, 2020 before proceeding to the goodwill impairment review and concluded that no impairment charge was necessary. The recoverability test of finite-lived assets was based on forecasts of undiscounted cash flows for each asset group.
The Company also performed an interim quantitative impairment test for its indefinite-lived intangible asset, the Avaya Trade Name, as of March 31, 2020. The fair value of the Avaya Trade Name was estimated using the relief-from-royalty model, a form of the income approach. Under this methodology, the fair value of the trade name was estimated by applying a royalty rate to forecasted net revenues which was then discounted using a risk-adjusted rate of return on capital. Revenue growth rates inherent in the forecast were based on input from internal and external market intelligence research sources that compare factors such as growth in global economies, regional trends in the telecommunications industry and product evolution from a technological segment basis. The royalty rate was determined using a set of observed market royalty rates. The result of the interim impairment test of the Avaya Trade Name as of March 31, 2020 indicated no impairment existed and the level of excess fair value over carrying value was 5%. An increase in the discount rate of 50 basis points or a decrease in the long-term growth rate of 140 basis points would result in an estimated fair value below its carrying value.
To the extent that business conditions change or if changes in key assumptions and estimates differ significantly from management’s expectations, it may be necessary to record impairment charges in the future.

7. Supplementary Financial Information

The following table presents a summary of Other income, net for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(In millions)	2020	2019	2020	2019
OTHER INCOME, NET
Interest income	$2	$4	$5	$7
Foreign currency loss, net	(7)	(6)	(11)	(7)
Gain on investments in equity and debt securities, net	8	—	20	—
Other pension and post-retirement benefit credits, net	6	2	11	4
Change in fair value of emergence date warrants	6	3	3	21
Sublease income	1	—	3	—
Other, net	(1)	(2)	(2)	(2)
Total other income, net	$15	$1	$29	$23
The gain on investments in equity and debt securities, net includes realized and unrealized gains on RingCentral shares as disclosed in Note 5, "Strategic Partnership," and are partially offset by a $10 million impairment of debt securities during the three and six months ended March 31, 2020, which is further described in Note 11, "Fair Value Measurements."
The following table presents supplemental cash flow information for the periods presented:

	Three months ended March 31,		Six months ended March 31,
(In millions)	2020	2019	2020	2019
OTHER PAYMENTS
Interest payments	$46	$51	$104	$99
Income tax payments	13	28	25	35

NON-CASH INVESTING ACTIVITIES
Increase (decrease) in Accounts payable for Capital expenditures	$1	$1	$(4)	$5
During the three and six months ended March 31, 2020, the Company made payments for operating lease liabilities of $19 million and $33 million, respectively, and recorded non-cash additions for operating lease right-of-use assets of $6 million and $15 million, respectively.
The following table presents a reconciliation of cash, cash equivalents, and restricted cash that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows for the periods presented:

(In millions)	March 31, 2020	September 30, 2019	March 31, 2019	September 30, 2018
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$553	$752	$735	$700
Restricted cash included in other assets	4	4	4	4
Total cash, cash equivalents, and restricted cash	$557	$756	$739	$704

8. Business Restructuring Reserves and Programs
The following table summarizes the restructuring charges by activity for the periods presented:

	Three months ended March 31,		Six months ended March 31,
(In millions)	2020	2019	2020	2019
Employee separation costs	$—	$3	$1	$10
Facility exit costs	4	1	6	1
Total restructuring charges	$4	$4	$7	$11
The restructuring charges include changes in estimates for increases and decreases in costs or changes in the timing of payments related to the restructuring programs of prior fiscal years. The Company's employee separation costs generally encompass severance charges which include, but are not limited to, termination payments, pension fund payments, and health care and unemployment insurance costs to be paid to, or on behalf of, the affected employees. Facility exit costs primarily relate to lease obligation charges for exited facilities. As the Company continues to evaluate opportunities to streamline its operations, it may identify cost savings opportunities globally and take additional restructuring actions in the future and the costs of any such actions could be material. The Company does not allocate restructuring reserves to its operating segments.
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
The following table summarizes the activity for employee separation costs recognized under the Company's restructuring programs for the six months ended March 31, 2020:

(In millions)	Fiscal 2020 Restructuring Program (1)	Fiscal 2019 Restructuring Program (2)	Fiscal 2008 through 2018 Restructuring Programs (3)	Total
Accrual balance as of September 30, 2019	$—	$11	$53	$64
Cash payments	—	(3)	(11)	(14)
Restructuring charges	1	—	—	1
Impact of foreign currency fluctuations	(1)	1	—	—
Accrual balance as of March 31, 2020	$—	$9	$42	$51
(1)Payments related to the 2020 restructuring plan are expected to be completed in fiscal 2020.
(2)Payments related to the 2019 restructuring plan are expected to be completed in fiscal 2026.
(3)Payments related to the 2008 through 2018 restructuring plans are expected to be completed in fiscal 2026.
9. Financing Arrangements
The following table reflects principal amounts of debt and debt net of discounts and issuance costs for the periods presented:

	March 31, 2020		September 30, 2019
(In millions)	Principal amount	Net of discounts and issuance costs	Principal amount	Net of discounts and issuance costs
Term Loan Credit Agreement due December 15, 2024	$2,624	$2,601	$2,874	$2,846
Convertible 2.25% senior notes due June 15, 2023	350	282	350	273
Total debt	$2,974	2,883	$3,224	3,119
Debt maturing within one year		—		(29)
Long-term debt, net of current portion		$2,883		$3,090
Term Loan and ABL Credit Agreements
As of March 31, 2020 and September 30, 2019, the Company maintained (i) its Term Loan Credit Agreement among Avaya Inc., as borrower, Avaya Holdings, the lending institutions from time to time party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent, maturing on December 15, 2024, (the "Term Loan Credit Agreement") and (ii) its ABL Credit Agreement among Avaya Inc., as borrower, Avaya Holdings, the several other borrowers party thereto, the several lenders from time to time party thereto, and Citibank, N.A., as administrative agent and collateral agent, maturing on December 15, 2022, which provides a revolving credit facility consisting of a U.S. tranche and a foreign tranche allowing for borrowings of up to an aggregate principal amount of $300 million from time to time, subject to borrowing base availability (the "ABL Credit Agreement"). On November 7, 2019, the Company made a principal prepayment on its Term Loan of $250 million. Due to the prepayment, there are no amounts due within one year on the Term Loan and the entire debt balance has been classified as non-current as of March 31, 2020.
For the three months ended March 31, 2020 and 2019, the Company recognized interest expense of $40 million and $50 million, respectively, related to the Term Loan Credit Agreement, including the amortization of the underwriting discount. For the six months ended March 31, 2020 and 2019, the Company recognized interest expense of $86 million and $100 million, respectively, related to the Term Loan Credit Agreement, including the amortization of the underwriting discount.
Under the terms of the ABL Credit Agreement, the Company can issue letters of credit up to $150 million. At March 31, 2020, the Company had issued and outstanding letters of credit and guarantees of $39 million under the ABL Credit Agreement. As of March 31, 2020, the Company had no borrowings outstanding under the ABL Credit Agreement. The aggregate additional principal amount that may be borrowed under the ABL Credit Agreement, based on the borrowing base less $39 million of outstanding letters of credit and guarantees, was $97 million at March 31, 2020. For the three and six months ended March 31, 2020 and 2019, recognized interest expense related to the ABL Credit Agreement was not material. On April 6, 2020, the Company borrowed $50 million under the ABL Credit Agreement.
Convertible Notes
The Company's 2.25% Convertible Notes have an aggregate principal amount outstanding of $350 million (including notes issued in connection with the underwriters' exercise in full of an over-allotment option of $50 million) and mature on June 15, 2023 (the "Convertible Notes"). The Convertible Notes were issued under an indenture, by and between the Company and the Bank of New York Mellon Trust Company N.A., as Trustee.
For the three months ended March 31, 2020 and 2019, the Company recognized interest expense of $7 million and $6 million related to the Convertible Notes, which includes $5 million and $4 million of amortization of the underwriting discount and issuance costs, respectively. For the six months ended March 31, 2020 and 2019, the Company recognized interest expense of $13 million and $12 million related to the Convertible Notes, which includes $9 million and $8 million of amortization of the underwriting discount and issuance costs, respectively.
The net carrying amount of the Convertible Notes for the periods indicated was as follows:

(In millions)	March 31, 2020	September 30, 2019
Principal	350	$350
Less:
Unamortized debt discount	(63)	(72)
Unamortized issuance costs	(5)	(5)
Net carrying amount	$282	$273
The weighted average contractual interest rate of the Company's outstanding debt was 6.1% and 6.3% as of March 31, 2020 and September 30, 2019, respectively. The effective interest rate for the Term Loan Credit Agreement as of March 31, 2020 and September 30, 2019 was not materially different than its contractual interest rate including adjustments related to hedging. The effective interest rate for the Convertible Notes was 9.2% as of March 31, 2020 and September 30, 2019 reflecting the separation of the conversion feature in equity. The effective interest rates include interest on the debt and amortization of discounts and issuance costs.
As of March 31, 2020, the Company was not in default under any of its debt agreements.
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
The Company maintains interest rate swap agreements with six counterparties, which fix a portion of the variable interest due under its Term Loan Credit Agreement (the "Swap Agreements"). Under the terms of the Swap Agreements, which mature on

December 15, 2022, the Company pays a fixed rate of 2.935% and receives a variable rate of interest based on one-month LIBOR. As of March 31, 2020, the total notional amount of the six Swap Agreements was $1,800 million.
The Swap Agreements are designated as cash flow hedges as they are deemed highly effective as defined under ASC 815. As a result, the unrealized gains or losses on these contracts are initially recorded in Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets. As interest expense is recognized on the Term Loan Credit Agreement, the corresponding deferred gain or loss on the Swap Agreements is reclassified from Accumulated other comprehensive loss to Interest expense in the Condensed Consolidated Statements of Operations. Based on the amount in Accumulated other comprehensive loss at March 31, 2020, approximately $47 million would be reclassified to interest expense in the next twelve months.
It is management's intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.
Foreign Currency Forward Contracts
The Company, from time-to-time, utilizes foreign currency forward contracts primarily to hedge fluctuations associated with certain monetary assets and liabilities including receivables, payables and certain intercompany obligations. These foreign currency forward contracts are not designated for hedge accounting treatment. As a result, changes in the fair value of these contracts are recorded as a component of Other income, net to offset the change in the value of the hedged assets and liabilities. As of March 31, 2020, the Company maintained open foreign currency forward contracts with a total notional value of $406 million, primarily hedging the British Pound Sterling, Indian Rupee, Chinese Renminbi, Czech Koruna and Euro.
Emergence Date Warrants
In accordance with the bankruptcy plan adopted in connection with the Company's emergence from bankruptcy on December 15, 2017 (the "Plan of Reorganization"), the Company issued warrants to purchase 5,645,200 shares of Company common stock to the holders of second lien obligations extinguished pursuant to the Plan of Reorganization pursuant to a warrant agreement (the "Emergence Date Warrants"). Each Emergence Date Warrant has an exercise price of $25.55 per share and expires on December 15, 2022. The Emergence Date Warrants contain certain derivative features that require them to be classified as a liability and require changes in the fair value of the liability to be recognized in earnings each reporting period. On November 14, 2018, the Company's Board of Directors approved a warrant repurchase program, authorizing the Company to repurchase up to $15 million worth of the Emergence Date Warrants. None of the Emergence Date Warrants have been exercised or repurchased as of March 31, 2020.
The fair value of the Emergence Date Warrants was determined using a probability weighted Black-Scholes option pricing model. This model requires certain input assumptions including risk-free interest rates, volatility, expected life and dividend rates. Selection of these inputs involves significant judgment. The fair value of the Emergence Date Warrants as of March 31, 2020 and September 30, 2019 was determined using the input assumptions summarized below:

	March 31, 2020	September 30, 2019
Expected volatility	65.24%	56.89%
Risk-free interest rates	0.27%	1.55%
Contractual remaining life (in years)	2.71	3.21
Price per share of common stock	$8.09	$10.23
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

The following table summarizes the fair value of the Company's derivatives on a gross basis segregated between those that are designated as hedging instruments and those that are not designated as hedging instruments:

		March 31, 2020		September 30, 2019
(In millions)	Balance Sheet Caption	Asset	Liability	Asset	Liability
Derivatives Designated as Hedging Instruments:
Interest rate contracts	Other current liabilities	—	46	—	23
Interest rate contracts	Other liabilities	—	74	—	58
		—	120	—	81

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Other current assets	1	—	1	—
Foreign exchange contracts	Other current liabilities	—	6	—	—
Emergence Date Warrants	Other liabilities	—	2	—	5
		1	8	1	5
Total derivative fair value		$1	$128	$1	$86
The following tables provide information regarding the location and amount of pre-tax losses for derivatives designated as cash flow hedges:

	Three months ended March 31, 2020		Three months ended March 31, 2019
(In millions)	Interest Expense	Other Comprehensive Income (Loss)	Interest Expense	Other Comprehensive (Loss) Income
Financial Statement Line Item in which Cash Flow Hedges are Recorded	$(53)	$(55)	$(58)	$8

Impact of cash flow hedging relationships:
Loss recognized in AOCI on interest rate swaps	$—	$(54)	$—	$(16)
Interest expense reclassified from AOCI	$(6)	$6	$(2)	$2

	Six months ended March 31, 2020		Six months ended March 31, 2019
(In millions)	Interest Expense	Other Comprehensive Income (Loss)	Interest Expense	Other Comprehensive (Loss) Income
Financial Statement Line Item in which Cash Flow Hedges are Recorded	$(111)	$(45)	$(118)	$(12)

Impact of cash flow hedging relationships:
Loss recognized in AOCI on interest rate swaps	$—	$(50)	$—	$(47)
Interest expense reclassified from AOCI	$(11)	$11	$(5)	$5

The following table provides information regarding the pre-tax gains (losses) for derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Operations:

		Three months ended March 31,		Six months ended March 31,
(In millions)	Location of Derivative Pre-tax Gain (Loss)	2020	2019	2020	2019
Emergence Date Warrants	Other income, net	$6	$3	$3	$21
Foreign exchange contracts	Other income, net	(7)	—	(2)	—
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

	March 31, 2020		September 30, 2019
(In millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the Condensed Consolidated Balance Sheets	$1	$128	$1	$86
Gross amount subject to offset in master netting arrangements not offset in the Condensed Consolidated Balance Sheets	(1)	(1)	(1)	(1)
Net amounts	$—	$127	$—	$85

11. Fair Value Measurements
Pursuant to the accounting guidance for fair value measurements, fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability. Considerable judgment was required in developing certain of the estimates of fair value including the consideration of the recent COVID-19 pandemic that has caused significant volatility in U.S. and international markets, and accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and September 30, 2019 were as follows:

	March 31, 2020				September 30, 2019
	Fair Value Measurements Using				Fair Value Measurements Using
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments in equity securities	$89	$89	$—	$—	$—	$—	$—	$—
Investments in debt securities	—	—	—	—	10	—	—	10
Foreign exchange contracts	1	—	1	—	1	—	1	—
Total assets	$90	$89	$1	$—	$11	$—	$1	$10

Liabilities:
Interest rate contracts	$120	$—	$120	$—	$81	$—	$81	$—
Spoken acquisition earn-outs	—	—	—	—	5	—	—	5
Foreign exchange contracts	6	—	6	—	—	—	—	—
Emergence Date Warrants	2	—	—	2	5	—	—	5
Total liabilities	$128	$—	$126	$2	$91	$—	$81	$10
Investments in equity securities
The investments in equity securities are valued using quoted market prices for identical assets in active markets that are observable and are recorded in Other current assets in the Condensed Consolidated Balance Sheets.
Investments in debt securities
The investments in debt securities were valued using a discounted cash flow model which includes various unobservable inputs including cash flow projections, long-term growth rates, discount rates and market comparable companies. The investments in debt securities were recorded in Other assets in the Condensed Consolidated Balance Sheets.
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
Emergence Date Warrants
Emergence Date Warrants classified as Level 3 liabilities are valued using the Black-Scholes option pricing model.
During the three and six months ended March 31, 2020 and 2019, there were no transfers between Level 1 and Level 2, or into and out of Level 3.

The following table summarizes the activity for the Company's Level 3 assets and liabilities measured at fair value on a recurring basis:

(In millions)	Emergence Date Warrants	Spoken acquisition earn-outs	Investments in debt securities
Balance as of September 30, 2019	$5	$5	$10
Change in fair value(1)	(3)	—	—
Impairment(2)	—	—	(10)
Settlement	—	(5)	—
Balance as of March 31, 2020	$2	$—	$—
(1)Changes in fair value of the Emergence Date Warrants are included in Other income, net.
(2)During the three and six months ended March 31, 2020, the Company recorded an other-than-temporary impairment charge for a $10 million credit loss on its investments in debt securities mainly driven by a decline in the macroeconomic environment due to the COVID-19 pandemic and a decline in the expected operating results and cash flows for the investment company. The impairment charge is included in Other income, net.
Fair Value of Financial Instruments
The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, to the extent the underlying liability will be settled in cash, approximate their carrying values because of the short-term nature of these instruments.
As of March 31, 2020 and September 30, 2019, the estimated fair value of the Convertible Notes was determined based on the quoted price of the Convertible Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2.
The estimated fair values of amounts borrowed under the Company's other financing arrangements as of March 31, 2020 and September 30, 2019 were estimated based on a Level 2 input based on a market approach utilizing market-clearing data on the valuation date in addition to bid/ask prices.
The estimated fair values of the amounts borrowed under the Company's financing agreements as of March 31, 2020 and September 30, 2019 are as follows:

	March 31, 2020		September 30, 2019
(In millions)	Principal amount	Fair value	Principal amount	Fair value
Term Loan Credit Agreement due December 15, 2024	$2,624	$2,162	$2,874	$2,739
Convertible 2.25% senior notes due June 15, 2023	350	281	350	298
Total debt	$2,974	$2,443	$3,224	$3,037

12. Income Taxes
The Company's effective income tax rate for the three and six months ended March 31, 2020 differed from the U.S. federal tax rate primarily due to: (1) income and losses taxed at different foreign tax rates, (2) deferred tax assets (including losses) generated for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) U.S. state and local income taxes, (4) the impact of the Tax Cuts and Jobs Act ("the Act") and associated regulations, (5) the goodwill impairment charge recorded in the second quarter of fiscal 2020, (6) the impact of the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") and (7) foreign tax credits.
The Company's effective income tax rate for the three and six months ended March 31, 2019 differed from the U.S. federal tax rate primarily due to: (1) income and losses taxed at different foreign tax rates, (2) losses generated within certain foreign jurisdictions for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) non-U.S. withholding taxes on foreign earnings, (4) current period changes to unrecognized tax positions, (5) U.S. state and local income taxes, (6) the impact of the Act, (7) a limitation on the deductibility of interest expense under the Internal Revenue Code of 1986, as amended, Section 163(j), and (8) foreign tax credits.
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
The components of the pension and post-retirement net periodic benefit (credit) cost for the periods indicated are provided in the table below:

	Three months ended March 31,		Six months ended March 31,
(In millions)	2020	2019	2020	2019
Pension Benefits - U.S.
Components of net periodic benefit credit
Service cost	$1	$1	$2	$2
Interest cost	8	9	15	19
Expected return on plan assets	(15)	(15)	(28)	(30)
Net periodic benefit credit	$(6)	$(5)	$(11)	$(9)
Pension Benefits - Non-U.S.
Components of net periodic benefit cost
Service cost	$2	$1	$4	$3
Interest cost	1	3	2	5
Net periodic benefit cost	$3	$4	$6	$8
Post-retirement Benefits - U.S.
Components of net periodic benefit cost
Service cost	$—	$1	$—	$1
Interest cost	3	4	6	7
Expected return on plan assets	(2)	(3)	(5)	(5)
Amortization of prior service cost	(1)	—	(1)	—
Net periodic benefit cost	$—	$2	$—	$3
The service components of net periodic benefit (credit) cost were recorded similar to compensation expense, while all other components were recorded in Other income, net.
The Company's general funding policy with respect to its U.S. qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations, or to directly pay benefits where appropriate. Contributions to U.S. pension plans were $9 million for the six months ended March 31, 2020, which represented the amounts required to satisfy the minimum statutory funding requirements in the U.S. On March 27, 2020, the CARES Act was signed into law, providing limited relief for pension funding and retirement plan distributions. Under the CARES Act, employers may delay contributions for single employer defined benefit pension plans until January 1, 2021. As a result, the Company does not expect to make any U.S. pension plan contributions for the remainder of fiscal 2020.
Contributions to the non-U.S. pension plans were $14 million for the six months ended March 31, 2020. For the remainder of fiscal 2020, the Company estimates that it will make contributions totaling $9 million for its non-U.S. plans.
Most post-retirement medical benefits are not pre-funded. Consequently, the Company makes payments directly to the claims administrator as retiree medical benefit claims are disbursed. These payments are funded by the Company up to the maximum contribution amounts specified in the plan documents and contract with the Communications Workers of America and the International Brotherhood of Electrical Workers, and contributions from the participants, if required. During the six months ended March 31, 2020, the Company made payments for retiree medical and dental benefits of $7 million and received a $3 million reimbursement from the represented employees' post-retirement health trust related to payments in prior periods. The Company estimates it will make contributions for retiree medical and dental benefits totaling $6 million for the remainder of fiscal 2020.

14. Share-based Compensation
Pre-tax share-based compensation expense was $8 million and $5 million for the three months ended March 31, 2020 and 2019, respectively, and $14 million and $11 million for the six months ended March 31, 2020 and 2019, respectively.
2017 Equity Incentive Plan
On December 15, 2017, the Company adopted the Avaya Holdings Corp. 2017 Equity Incentive Plan (the "2017 Plan"), under which non-employee directors, employees of the Company or any of its affiliates, and certain consultants and advisors may be granted stock options, restricted stock, restricted stock units ("RSUs"), performance awards ("PRSUs") and other forms of awards granted or denominated in shares of the Company's common stock, as well as certain cash-based awards.
2019 Equity Incentive Plan
On November 13, 2019, the Board of Directors of the Company (the "Board") approved the Avaya Holdings Corp. 2019 Equity Incentive Plan and on January 8, 2020 approved an amendment to such plan (as so amended, the "2019 Plan"). On November 13, 2019, the Board also adopted the 2019 Omnibus Inducement Equity Plan (the "Inducement Plan"), which reserved up to 1,700,000 shares of the Company's common stock for awards to be made to certain prospective employees pursuant to the "inducement grant" exemption under the NYSE Listing Rules. On March 4, 2020, the stockholders of the Company approved the 2019 Plan and, as of such date, no additional awards may be granted under the 2017 Plan or the Inducement Plan (together, the “Prior Plans”). The 2019 Plan provides an initial pool of 18,800,000 shares of common stock that may be issued or granted, which can be adjusted for shares that become available from existing awards issued under the Prior Plans in accordance with the terms of the 2019 Plan.
On March 4, 2020, the Board also approved equity settlement of all awards previously granted under the 2019 Plan that were classified as a liability and remeasured each period with the cumulative effect of the change in fair value recognized as an adjustment to earnings in the period of the remeasurement. As a result, the awards were reclassified from liability-based awards to equity-based awards effective March 4, 2020 and will no longer be remeasured to fair value each reporting period. The cumulative effect of the change in fair value of these awards from their grant date through March 4, 2020 was not material.
Employee Stock Purchase Plan
On January 8, 2020, the Board approved the Avaya Holdings Corp. 2020 Employee Stock Purchase Plan (“ESPP”). A maximum of 5,500,000 shares of the Company’s common stock has been reserved for issuance under the ESPP. Under the ESPP, eligible employees may purchase the Company’s common stock through payroll deductions at a discount not to exceed 15% of the lower of the fair market values of the Company’s common stock as of the beginning or end of each 3-month offering period. Payroll deductions are limited to 10% of the employee’s eligible compensation and a maximum of 6,250 shares of the Company's common stock may be purchased by an employee each offering period. The first offering period is scheduled to begin on June 1, 2020.
Restricted Stock Units
During the six months ended March 31, 2020, the Company granted 1,880,285 RSUs with a weighted average grant date fair value of $12.06 per RSU. During the six months ended March 31, 2020, there were 904,508 RSUs that vested with a weighted average grant date fair value of $15.32 per RSU.
Performance Restricted Stock Units
During the six months ended March 31, 2020, the Company granted 661,856 PRSUs with a weighted average grant date fair value of $13.69 per PRSU, which will vest based on the attainment of specified performance metrics for each of the next three separate fiscal years (collectively the "Performance Period"), and the Company's total shareholder return over the Performance Period as compared to the total shareholder return for a specified index of companies over the same period. During the Performance Period, the Company will adjust compensation expense for the awards based on its best estimate of attainment of the specified annual performance metrics. The cumulative effect on current and prior periods of a change in the estimated number of PRSUs that are expected to be earned during the Performance Period will be recognized as an adjustment to earnings in the period of the revision.

The grant date fair value of the awards was determined using a Monte Carlo simulation model that incorporated multiple valuation assumptions, including the probability of achieving the total shareholder return market condition and the following assumptions presented on a weighted-average basis:

Six months ended March 31, 2020
Expected volatility(1)	55.75%
Risk-free interest rate(2)	1.61%
Dividend yield(3)	—%
(1)Expected volatility based on a blend of Company and peer group company historical data adjusted for the Company's leverage.
(2)Risk-free interest rate based on U.S. Treasury yields with a term equal to the remaining Performance Period as of the grant date.
(3)Dividend yield was assumed to be zero as the Company does not anticipate paying dividends.

Stock Options
During the six months ended March 31, 2020, the Company granted 163,666 non-qualified stock options with a grant date fair value of $6.11 per option. The grant date fair value was determined using the Black-Scholes option pricing model with the following assumptions:

Six months ended March 31, 2020
Exercise price	$11.38
Expected volatility(1)	56.76%
Expected life (in years)(2)	5.97
Risk-free interest rate(3)	1.71%
Dividend yield(4)	—%
(1)Expected volatility based on a blend of Company and peer group company historical data adjusted for the Company's leverage.
(2)Expected life based on the vesting terms of the option and a contractual life of ten years.
(3)Risk-free interest rate based on U.S. Treasury yields with a term equal to the expected option term.
(4)Dividend yield was assumed to be zero as the Company does not anticipate paying dividends.

15. Capital Stock
Preferred Stock
The Company's certificate of incorporation authorizes it to issue up to 55,000,000 shares of preferred stock with a par value of $0.01 per share.
On October 31, 2019, the Company issued 125,000 shares of its 3% Series A Convertible Preferred Stock, par value $0.01 per share ("Series A Preferred Stock"), to RingCentral for an aggregate purchase price of $125 million. The Series A Preferred Stock is convertible into shares of the Company's common stock at an initial conversion price of $16.00 per share, which represents an approximately 9% interest in the Company's common stock on an as-converted basis as of March 31, 2020, assuming no holders of warrants, convertible notes or similar instruments exercise their exercise or conversion rights. The holders of the Series A Preferred Stock are entitled to vote, on an as-converted basis, together with holders of the Company's common stock on all matters submitted to a vote of the holders of the common stock. Holders of the Series A Preferred Stock are entitled to receive dividends, in preference and priority to holders of the Company's common stock, which accrue on a daily basis at the rate of 3% per annum of the stated value of the Series A Preferred Stock. The stated value of the Series A Preferred Stock was initially $1,000 per share and will be increased by the sum of any dividends on such shares not paid in cash. These dividends are cumulative and compound quarterly. The holders of the Series A Preferred Stock participate in any dividends the Company pays on its common stock, equal to the dividend which holders would have received if their Series A Preferred Stock had been converted into common stock on the date such common stock dividend was determined. In the event the Company is liquidated or dissolved, the holders of the Series A Preferred Stock are entitled to receive an amount equal to the liquidation preference (which equals the stated value plus any accrued and unpaid dividends) for each share of Series A Preferred Stock before any distribution is made to holders of the Company's common stock.
The Series A Preferred Stock are redeemable at the Company's election upon the termination of the Framework Agreement. In addition, the holders of the Series A Preferred Stock have certain rights to require the Company to redeem or put rights to require the Company to repurchase all or any portion of the Series A Preferred Stock. The holders can exercise such redemption rights, upon at least 21 days notice, after the termination of the Framework Agreement or upon the occurrence of certain events. If and to the extent the redemption right is exercised, the Company would be required to purchase each share of Series A Preferred Stock at the per share price equal to the stated value of the Series A Preferred Stock which will be increased by the sum of any dividends on such shares that have accrued and have been paid in kind, plus all accrued but unpaid dividends. Given that the holders of the Series A Preferred Stock may require the Company to redeem all or a portion of its shares, the Series A Preferred Stock is classified in the mezzanine section of the Condensed Consolidated Balance Sheets between Total liabilities and Stockholders' equity. As of March 31, 2020, the carrying value of the Series A Preferred Stock was $127 million, which includes $2 million of accumulated and unpaid dividends.
In connection with the issuance of the Series A Preferred Stock, the Company granted RingCentral certain customary consent rights with respect to certain actions by the Company, including amending the Company's organizational documents in a manner that would have an adverse effect on the Series A Preferred Stock and issuing securities that are senior to, or equal in priority with, the Series A Preferred Stock. In addition, pursuant to an Investor Rights Agreement, until such time when RingCentral and its affiliates hold or beneficially own less than 4,759,339 shares of the Company's common stock (on an as-converted basis), RingCentral has the right to nominate one person for election to the Company's Board of Directors. The director designated by RingCentral has the option (i) to serve on the Company's Audit and Nominating and Corporate Governance Committees or (ii) to attend (but not vote at) all of the Company's Board of Directors' committee meetings. The director to be designated by RingCentral will be nominated to the Company’s Board of Directors following RingCentral’s identification of a nominee.
Common Stock
The Company's certificate of incorporation authorizes it to issue up to 550,000,000 shares of common stock with a par value of $0.01 per share. As of March 31, 2020, there were 82,654,594 shares issued and outstanding. As of September 30, 2019, there were 111,046,085 shares issued and 111,033,405 shares outstanding with the remaining 12,680 shares distributable in accordance with the Plan of Reorganization.
On November 14, 2018, the Company's Board of Directors approved a warrant repurchase program, authorizing the Company to repurchase Emergence Date Warrants for an aggregate expenditure of up to $15 million. The repurchases may be made from time to time in the open market, through block trades or in privately negotiated transactions. The Company may adopt one or more purchase plans pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in order to implement the warrant repurchase program. The warrant repurchase program does not obligate the Company to purchase any warrants and may be terminated, increased or decreased by the Board of Directors in its discretion at any time. As of March 31, 2020, there were no warrant repurchases under the program.
On October 1, 2019, the Board of Directors of the Company approved a share repurchase program authorizing the Company to repurchase the Company's common stock for an aggregate expenditure of up to $500 million. The repurchases may be made from time to time in the open market, through block trades or in privately negotiated transactions. The Company adopted a purchase plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, to implement the share repurchase program. The share repurchase program does not obligate the Company to purchase any common stock and may be terminated, increased or decreased by the Board in its discretion at any time. All shares that are repurchased under the program are retired by the Company. During the three and six months ended March 31, 2020, the Company repurchased 18,206,273 and 28,923,664 shares of its common stock based on the settlement date of the repurchase at a weighted average price per share of $10.89 and $11.41, respectively, including transaction costs. As of March 31, 2020, the remaining authorized amount for share repurchases under this program was $170 million.

16. Loss Per Common Share
Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that would occur if equity awards granted under the Company's various share-based compensation plans were vested or exercised; if the Company's Series A Preferred Stock were converted into shares of the Company's common stock; if the Company's Convertible Notes or the warrants the Company sold to purchase up to 12.6 million shares of its common stock in connection with the issuance of Convertible Notes ("Call Spread Warrants") were exercised; and/or if the Emergence Date Warrants were exercised, resulting in the issuance of common shares that would participate in the earnings of the Company.
The following table sets forth the calculation of net loss attributable to common stockholders and the computation of basic and diluted loss per share for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(In millions, except per share amounts)	2020	2019	2020	2019
Loss per share:
Numerator
Net loss	$(672)	$(13)	$(726)	$(4)
Dividends and accretion to preferred stockholders	(1)	—	(6)	—
Undistributed loss	(673)	(13)	(732)	(4)
Percentage allocated to common stockholders(1)	100.0%	100.0%	100.0%	100.0%
Numerator for basic and diluted loss per common share	$(673)	$(13)	$(732)	$(4)

Denominator for basic and diluted loss per weighted average common shares	93.0	110.8	101.1	110.5

Loss per common share
Basic	$(7.24)	$(0.12)	$(7.24)	$(0.04)
Diluted	$(7.24)	$(0.12)	$(7.24)	$(0.04)

(1) Basic weighted average common stock outstanding	93.0	110.8	101.1	110.5
Basic weighted average common stock and common stock equivalents (preferred shares)	93.0	110.8	101.1	110.5
Percentage allocated to common stockholders	100.0%	100.0%	100.0%	100.0%

The Company's Series A Preferred Stock are participating securities, which requires the application of the two-class method to calculate basic and diluted earnings per share. Under the two-class method, undistributed earnings are allocated to common stock and participating securities according to their respective participating rights in undistributed earnings, as if all the earnings for the period had been distributed. Basic loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Net loss attributable to common stockholders is increased for preferred stock dividends earned and accretion recognized during the period. No allocation of undistributed earnings to participating securities was performed for periods with net losses as such securities do not have a contractual obligation to share in the losses of the Company.
For the three and six months ended March 31, 2020, the Company excluded 1.0 million stock options, 3.2 million RSUs, 5.6 million Emergence Date Warrants and 0.1 million shares of Series A Preferred Stock from the diluted loss per share calculation as their effect would have been anti-dilutive. The Company also excluded 1.0 million PRSUs from the diluted loss per share calculation as their performance metrics have not yet been attained. For the three and six months ended March 31, 2019, the Company excluded 1.0 million stock options, 3.5 million restricted stock units and 5.6 million Emergence Date Warrants from the diluted loss per share calculation as their effect would have been anti-dilutive. The Company also excluded 0.5 million PRSUs from the diluted loss per share calculation as their performance metrics had not yet been attained. The Company's Convertible Notes and Call Spread Warrants were also excluded for all periods presented as their effect would have been anti-dilutive.

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
Summarized financial information relating to the Company's operating segments is shown in the following table for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(In millions)	2020	2019	2020	2019
REVENUE
Products & Solutions	$245	$289	$543	$615
Services	438	425	857	847
Unallocated Amounts (1)	(1)	(5)	(3)	(15)
	$682	$709	$1,397	$1,447
GROSS PROFIT
Products & Solutions	$154	$184	$348	$398
Services	263	255	509	510
Unallocated Amounts (2)	(46)	(53)	(92)	(115)
	371	386	765	793
OPERATING EXPENSES
Selling, general and administrative	248	251	531	508
Research and development	51	52	103	105
Amortization of intangible assets	41	41	82	81
Impairment of goodwill	624	—	624	—
Restructuring charges, net	4	4	7	11
	968	348	1,347	705
OPERATING (LOSS) INCOME	(597)	38	(582)	88
INTEREST EXPENSE AND OTHER INCOME, NET	(38)	(57)	(82)	(95)
LOSS BEFORE INCOME TAXES	$(635)	$(19)	$(664)	$(7)
(1)Unallocated amounts in Revenue represent the fair value adjustment to deferred revenue recognized upon emergence from bankruptcy and excluded from segment revenue.
(2)Unallocated amounts in Gross Profit include the fair value adjustments recognized upon emergence from bankruptcy and excluded from segment gross profit; the effect of the amortization of technology intangibles; and costs that are not core to the measurement of segment management's performance, but rather are controlled at the corporate level.

18.  Accumulated Other Comprehensive (Loss) Income
The components of Accumulated other comprehensive (loss) income for the periods indicated were as follows:

(In millions)	Change in Unamortized Pension, Post-retirement and Postemployment Benefit-related Items	Foreign Currency Translation	Unrealized Loss on Term Loan Interest Rate Swap	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2019	$(106)	$(4)	$(53)	$(163)
Other comprehensive loss before reclassifications	—	(36)	(54)	(90)
Amounts reclassified to earnings	—	27	6	33
Benefit from income taxes	—	—	2	2
Balance as of March 31, 2020	$(106)	$(13)	$(99)	$(218)

(In millions)	Change in Unamortized Pension, Post-retirement and Postemployment Benefit-related Items	Foreign Currency Translation	Unrealized Loss on Term Loan Interest Rate Swap	Accumulated Other Comprehensive (Loss) Income
Balance as of September 30, 2019	$(106)	$(7)	$(60)	$(173)
Other comprehensive loss before reclassifications	—	(33)	(50)	(83)
Amounts reclassified to earnings	—	27	11	38
Balance as of March 31, 2020	$(106)	$(13)	$(99)	$(218)

(In millions)	Change in Unamortized Pension, Post-retirement and Postemployment Benefit-related Items	Foreign Currency Translation	Unrealized Loss on Term Loan Interest Rate Swap	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2018	$51	$(30)	$(23)	$(2)
Other comprehensive income (loss) before reclassifications	—	18	(16)	2
Amounts reclassified to earnings	—	—	2	2
Benefit from income taxes	—	—	4	4
Balance as of March 31, 2019	$51	$(12)	$(33)	$6

(In millions)	Change in Unamortized Pension, Post-retirement and Postemployment Benefit-related Items	Foreign Currency Translation	Unrealized Loss on Term Loan Interest Rate Swap	Accumulated Other Comprehensive Income (Loss)
Balance as of September 30, 2018	$51	$(31)	$(2)	$18
Other comprehensive income (loss) before reclassifications	—	19	(47)	(28)
Amounts reclassified to earnings	—	—	5	5
Benefit from income taxes	—	—	11	11
Balance as of March 31, 2019	$51	$(12)	$(33)	$6

Reclassifications from Accumulated other comprehensive (loss) income related to the unrealized loss on term loan interest rate swap agreements are recorded in Interest expense in the Condensed Consolidated Statements of Operations. Reclassifications from Accumulated other comprehensive (loss) income related to foreign currency translation reflect the impact of certain liquidated entities and are recorded in Other income, net in the Condensed Consolidated Statements of Operations.
19. Related Party Transactions
The Company's Board of Directors is comprised of seven directors, including the Company's Chief Executive Officer and six non-employee directors.
Specific Arrangements Involving the Company's Current Directors and Executive Officers
William D. Watkins is a Director and Chair of the Board of Directors of the Company and serves on the board of directors of Flex Ltd., an electronics design manufacturer. For the six months ended March 31, 2020 and 2019, the Company purchased goods and services from subsidiaries of Flex Ltd., making payments of $16 million in both periods. As of March 31, 2020, the Company had outstanding accounts payable due to Flex Ltd. of $6 million and outstanding accounts receivable due from Flex Ltd. of $1 million. As of September 30, 2019, the Company had outstanding accounts payable due to Flex Ltd. of $6 million.
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
Product Warranties
The Company recognizes a liability for the estimated costs that may be incurred to remedy certain deficiencies of quality or performance of the Company's products. These product warranties extend over a specified period of time, generally ranging up to two years from the date of sale depending upon the product subject to the warranty. The Company accrues a provision for estimated future warranty costs based upon the historical relationship of warranty claims to sales. The Company periodically reviews the adequacy of its product warranties and adjusts, if necessary, the warranty percentage and accrued warranty reserve, which is included in other current and non-current liabilities in the Condensed Consolidated Balance Sheets, for actual experience. As of March 31, 2020 and September 30, 2019, the amount reserved was $2 million.
Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements
Letters of Credit and Guarantees
The Company provides guarantees, letters of credit and surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company's performance in accordance with contractual or legal obligations. As of March 31, 2020, the maximum potential payment obligation with regards to letters of credit, guarantees and surety bonds was $49 million. The outstanding letters of credit are collateralized by restricted cash of $4 million, which is included in Other assets on the Condensed Consolidated Balance Sheets as of March 31, 2020.
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
Our accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial statements. In our opinion, the unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows for the periods indicated.
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
Services
Services consists of a portfolio of offerings to help customers achieve better business outcomes, including global support services, enterprise cloud and managed services and professional services. Customers upgrading and acquiring new technology innovation through the utilization of our subscription offerings is also included in Services.
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
Recent Developments
Strategic Partnership with RingCentral
On October 3, 2019, the Company entered into a strategic partnership with RingCentral, Inc. ("RingCentral"), a leading provider of global enterprise cloud communications, collaboration and contact center ("CC") solutions, to accelerate the Company's transition to the cloud. Through this partnership, the Company introduced Avaya Cloud Office by RingCentral ("Avaya Cloud Office" or "ACO"), a new global unified communications as a service ("UCaaS") solution. Avaya Cloud Office expands the Company's portfolio to offer a full suite of UC, CC, UCaaS and contact center as a service ("CCaaS") solutions to its global customer base. ACO combines RingCentral's leading UCaaS platform with Avaya technology, services and migration capabilities to create a highly differentiated UCaaS offering. The transaction closed on October 31, 2019 and ACO was launched on March 31,2020. The Company now has a full suite of public, private and hybrid cloud solutions for its global UC and CC customers and partners.
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
In accordance with the Framework Agreement, RingCentral paid Avaya $375 million, predominantly for future fees, as well as for certain licensing rights. The $375 million payment consisted of $361 million in RingCentral shares valued as of October 31, 2019 and $14 million in cash. During the six months ended March 31, 2020, the Company sold a significant portion of the RingCentral shares.
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

Factors and Trends Affecting Our Results of Operations
We are dependent on general economic conditions and the willingness of our customers to invest in technology. Instability in the geopolitical environment of our customers, instability in the global credit markets and other disruptions, such as the novel coronavirus disease ("COVID-19") described below, put pressure on the global economy causing uncertainties.
COVID-19 was first reported in Wuhan, the capital city of the Hubei province of China, in December 2019 and in January 2020, the World Health Organization ("WHO") declared it a Public Health Emergency of International Concern. On March 11, 2020, the WHO characterized COVID-19 as a pandemic. The COVID-19 pandemic, and the governmental responses to it, are having a negative impact on global, regional and national economies, disrupting supply chains and reducing international trade and business activity. The extent of the impact of the COVID-19 pandemic on our business, financial performance and liquidity, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and severity of the pandemic, which are uncertain and cannot be predicted. Although the COVID-19 pandemic did not have a material impact on the Company’s revenue and gross margin for the three and six months ended March 31, 2020, the Company did recognize a significant goodwill impairment charge and additional bad debt expense during the period as a result of the COVID-19 pandemic which are described in more detail in the Financial Results Summary below. If the pandemic continues to have a significant adverse effect on regional, national and global economies, we may be required to recognize additional impairments and bad debt expense in the future. Due to the uncertainty and unpredictability of the COVID-19 impact on the Company’s future operating results, financial position and cash flows, as well as the demand for the Company's products and services, current results and financial condition discussed herein may not be indicative of future operating results and trends. For further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, refer to Part II, Item 1A "Risk Factors" of this Form 10-Q.
The health and safety of our employees has been our highest priority throughout the COVID-19 pandemic, and we have implemented several preventative and protective measures, including requiring, to the extent possible, all employees to work remotely, and cancelling conventions and conferences where social distancing would not be possible. We have also implemented business continuity plans and have continued to support our customers primarily by providing our services remotely instead of onsite.
The Company has also implemented cost containment and cash management initiatives to mitigate the impact of the COVID-19 pandemic on its business and liquidity and will continue to evaluate its financial position in light of future developments. For example, although the Company retains approval for additional share repurchases under its share repurchase program, it has elected to suspend repurchases out of caution and prudence due to the existing global economic and market uncertainties. Refer to Part II, Item 2 "Unregistered Sales of Equity Securities and Use of Proceeds" of this Form 10-Q for additional information. In addition, during April 2020, the Company elected to borrow $50 million under its ABL Credit Agreement solely as a precautionary measure to boost liquidity and reinforce stability in an economically turbulent environment.
We believe that the current macroeconomic environment has accelerated a developing trend in the way people work, with more employees working remotely, and believe this could increase demand for the Company’s products and services. During the second quarter of fiscal 2020, we provided over 2 million temporary software licenses free of charge to companies around the world to enable their employees to work remotely, which may lead to future revenue opportunities for us.
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
Financial Results Summary
The following table displays our consolidated net loss for the three and six months ended March 31, 2020 and 2019:

	Three months ended March 31,		Six months ended March 31,
(In millions)	2020	2019	2020	2019
REVENUE
Products	$245	$287	$543	$611
Services	437	422	854	836
	682	709	1,397	1,447
COSTS
Products:
Costs	92	105	196	220
Amortization of technology intangible assets	44	44	87	87
Services	175	174	349	347
	311	323	632	654
GROSS PROFIT	371	386	765	793
OPERATING EXPENSES
Selling, general and administrative	248	251	531	508
Research and development	51	52	103	105
Amortization of intangible assets	41	41	82	81
Impairment of goodwill	624	—	624	—
Restructuring charges, net	4	4	7	11
	968	348	1,347	705
OPERATING (LOSS) INCOME	(597)	38	(582)	88
Interest expense	(53)	(58)	(111)	(118)
Other income, net	15	1	29	23
LOSS BEFORE INCOME TAXES	(635)	(19)	(664)	(7)
(Provision for) benefit from income taxes	(37)	6	(62)	3
NET LOSS	$(672)	$(13)	$(726)	$(4)

Three months ended March 31, 2020 Compared with the Three months ended March 31, 2019 Results
Revenue
Revenue for the three months ended March 31, 2020 was $682 million compared to $709 million for the three months ended March 31, 2019. The decrease was primarily driven by lower demand for the Company's on-premises unified communications solutions and the unfavorable impact of foreign currency exchange rates. The decrease was partially offset by higher subscription revenue and a lower impact of applying fresh start accounting upon emergence from bankruptcy, which initially resulted in the recognition of deferred revenue at fair value and lower revenue in subsequent periods.

The following table displays revenue and the percentage of revenue to total sales by operating segment for the periods indicated:

			Percentage of Total Revenue			Yr. to Yr. Percentage Change, excluding Foreign Currency Impact
(In millions)	Three months ended March 31, 2020	Three months ended March 31, 2019	Three months ended March 31, 2020	Three months ended March 31, 2019	Yr. to Yr. Percentage Change
Products & Solutions	$245	$289	36%	41%	(15)%	(14)%
Services	438	425	64%	60%	3%	4%
Unallocated amounts	(1)	(5)	—%	(1)%	(1)	(1)
Total revenue	682	709	100%	100%	(4)%	(3)%
(1)Not meaningful.

Products & Solutions revenue for the three months ended March 31, 2020 was $245 million compared to $289 million for the three months ended March 31, 2019. The decrease was primarily attributable to lower demand for the Company's on-premises unified communications products.
Services revenue for the three months ended March 31, 2020 was $438 million compared to $425 million for the three months ended March 31, 2019. The increase was primarily attributable to growth in the Company's subscription offerings, partially offset by the planned declines in hardware maintenance and software support services which continue to face headwinds driven by lower new product sales over the past several years and lower professional services revenue.
Unallocated amounts for the three months ended March 31, 2020 and 2019 represent the fair value adjustment to deferred revenue recognized upon emergence from bankruptcy which is excluded from segment revenue.
The following table displays revenue and the percentage of revenue to total sales by location for the periods indicated:

			Percentage of Total Revenue			Yr. to Yr. Percentage Change, excluding Foreign Currency Impact
(In millions)	Three months ended March 31, 2020	Three months ended March 31, 2019	Three months ended March 31, 2020	Three months ended March 31, 2019	Yr. to Yr. Percentage Change
U.S.	$384	$375	56%	53%	2%	2%
International:
EMEA	172	188	26%	27%	(9)%	(7)%
APAC - Asia Pacific	70	79	10%	11%	(11)%	(9)%
Americas International - Canada and Latin America	56	67	8%	9%	(16)%	(17)%
Total International	298	334	44%	47%	(11)%	(9)%
Total revenue	682	709	100%	100%	(4)%	(3)%
Revenue in the U.S. was $384 million for the three months ended March 31, 2020 compared to $375 million for three months ended March 31, 2019. Higher revenue from subscriptions and contact center solutions and a lower impact of fresh start accounting were offset by lower demand for the Company's on-premises unified communications solutions and lower professional services revenue. Revenue in Europe, Middle East and Africa ("EMEA") for the three months ended March 31, 2020 was $172 million compared to $188 million for the three months ended March 31, 2019. The decrease in EMEA revenue was primarily attributable to lower demand for the Company's on-premises unified communications and contact center solutions and maintenance services and the unfavorable impact of foreign currency exchange rates, partially offset by higher professional services revenue. Revenue in Asia Pacific ("APAC") for the three months ended March 31, 2020 was $70 million compared to $79 million for the three months ended March 31, 2019. The decrease in APAC revenue was primarily attributable to lower demand for the Company's on-premises unified communications and contact center products and the unfavorable impact of foreign currency exchange rates, partially offset by higher professional services revenue. Revenue in Americas International for the three months ended March 31, 2020 was $56 million compared to $67 million for the three months ended March 31, 2019. The decrease in Americas International revenue was primarily attributable to lower demand for the Company's on-premises unified communications and contact center products and maintenance services.

Gross Profit
The following table sets forth gross profit and gross margin by operating segment for the periods indicated:

			Gross Margin		Change
(In millions)	Three months ended March 31, 2020	Three months ended March 31, 2019	Three months ended March 31, 2020	Three months ended March 31, 2019	Amount	Percent
Products & Solutions	$154	$184	62.9%	63.7%	$(30)	(16)%
Services	263	255	60.0%	60.0%	8	3%
Unallocated amounts	(46)	(53)	(1)	(1)	7	(1)
Total	$371	$386	54.4%	54.4%	$(15)	(4)%
(1)Not meaningful.

Gross profit for the three months ended March 31, 2020 was $371 million compared to $386 million for the three months ended March 31, 2019. The decrease was primarily driven by the decline in revenue described above.
Products & Solutions gross profit for the three months ended March 31, 2020 was $154 million compared to $184 million for the three months ended March 31, 2019. The decrease was mainly attributable to the decline in revenue described above. Products & Solutions gross margin decreased from 63.7% to 62.9% for the three months ended March 31, 2020 mainly driven by higher fixed overhead costs as a percentage of revenue due to the decline in revenue.
Services gross profit for the three months ended March 31, 2020 was $263 million compared to $255 million for the three months ended March 31, 2019. The increase was mainly due to the increase in revenue described above. Services gross margin was 60.0% for both the three months ended March 31, 2020 and 2019 as the favorable impact of higher subscription revenue was offset by higher professional services costs.
Unallocated amounts for the three months ended March 31, 2020 and 2019 include the amortization of technology intangibles; the fair value adjustments recognized upon emergence from bankruptcy and excluded from segment gross profit; and costs that are not core to the measurement of segment performance, but rather are controlled at the corporate level.
Operating Expenses
The following table sets forth operating expenses and the percentage of operating expenses to total revenue for the periods indicated:

	Three months ended March 31,
			Percentage of Total Revenue		Change
(In millions)	Three months ended March 31, 2020	Three months ended March 31, 2019	Three months ended March 31, 2020	Three months ended March 31, 2019	Amount	Percent
Selling, general and administrative	$248	$251	36.3%	35.4%	$(3)	(1)%
Research and development	51	52	7.5%	7.3%	(1)	(2)%
Amortization of intangible assets	41	41	6.0%	5.8%	—	—%
Impairment of goodwill	624	—	91.5%	—%	624	n/a
Restructuring charges, net	4	4	0.6%	0.6%	—	—%
Total operating expenses	$968	$348	141.9%	49.1%	$620	178%
Selling, general and administrative expenses for the three months ended March 31, 2020 were $248 million compared to $251 million for the three months ended March 31, 2019. The decrease was primarily attributable to lower headcount-related costs and the favorable impact of foreign currency exchange rates, partially offset by higher bad debt expense due to collection uncertainties for certain customers as a result of the COVID-19 pandemic.
Research and development expenses for the three months ended March 31, 2020 were $51 million compared to $52 million for the three months ended March 31, 2019.
Amortization of intangible assets was $41 million for both the three months ended March 31, 2020 and 2019.
Impairment of goodwill for the three months ended March 31, 2020 was $624 million. During the three months ended March 31, 2020, the Company performed an interim impairment test of its goodwill and indefinite-lived intangible assets due to (i) the impact of the COVID-19 pandemic on the macroeconomic environment which led to revisions to the Company's long-term forecast during the second quarter of fiscal 2020 and (ii) the sustained decrease in the Company's stock price since the advent of the pandemic which was caused by the resulting volatility in the financial markets. The results of the Company’s interim goodwill impairment test as of March 31, 2020 indicated that the estimated fair value of the Company’s Services reporting unit exceeded its carrying amount. The carrying amount of the Company's Products & Solutions reporting unit exceeded its estimated fair value primarily due to a reduction in the Company’s long-term forecast to reflect increased risk from higher market uncertainty and the accelerated reduction of product sales related to the Company’s historical on-premises perpetual licenses. The Company anticipates a continued shift and acceleration of customers upgrading and acquiring new technology innovation through the utilization of the Company’s subscription offering, which is included in the Services reporting unit. As a result, the Company recorded a goodwill impairment charge of $624 million to write down the full carrying amount of the Products & Solutions goodwill. As of March 31, 2020, the estimated fair value of the Services reporting unit exceeded its carrying amount by 16%. The results of the indefinite-lived intangible asset impairment test indicated that no impairment existed and the level of excess fair value over carrying value was 5%. An increase in the discount rate of 50 basis points or a decrease in the long-term growth rate of 140 basis points would result in an estimated fair value below its carrying value. The Company’s long-term forecast includes significant estimates and assumptions, including management’s estimate of the potential impact of the COVID-19 pandemic on the Company’s operating results. Due to the uncertainty surrounding the impact of the COVID-19 pandemic on the macroeconomic environment and the Company’s future operating results, it is reasonably possible that the pandemic could have a more adverse impact than what is currently considered in the Company’s long-term forecast. To the extent business conditions deteriorate or there are changes in key assumptions and estimates included in the long-term forecast, it may be necessary to record additional impairment charges in the future.
Restructuring charges, net were $4 million for both the three months ended March 31, 2020 and 2019. Restructuring charges during the three months ended March 31, 2020 primarily related to exited leased facilities. Restructuring charges during the three months ended March 31, 2019 mainly related to employee severance actions in EMEA.
Operating (Loss) Income
Operating loss for the three months ended March 31, 2020 was $597 million compared to operating income of $38 million for the three months ended March 31, 2019. Our operating results for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 reflect, among other things:
•lower revenue and gross profit for the three months ended March 31, 2020, as described above; and
•a $624 million impairment charge related to the Company's goodwill during the three months ended March 31, 2020.
Interest Expense
Interest expense for the three months ended March 31, 2020 was $53 million compared to $58 million for the three months ended March 31, 2019. The decrease was mainly driven by the prepayment of $250 million of the outstanding principal amount of the Company's Term Loan on November 7, 2019 and lower average interest rates.
Other Income, Net
Other income, net for the three months ended March 31, 2020 was $15 million compared to $1 million for the three months ended March 31, 2019. Other income, net for the three months ended March 31, 2020 consisted of unrealized gains on RingCentral shares received by the Company under the strategic partnership of $18 million; a decrease in the fair value of the warrants issued in accordance with the Company's bankruptcy plan ("Emergence Date Warrants") of $6 million; other pension and post-retirement benefit credits of $6 million; interest income of $2 million and sublease income of $1 million, partially offset by a $10 million impairment of debt securities driven by a decline in the macroeconomic environment due to the COVID-19 pandemic and a decline in the expected operating results and cash flows for the investment company; net foreign currency losses of $7 million; and other, net of $1 million. Other income, net for the three months ended March 31, 2019 consisted of interest income of $4 million; a change in fair value of the Emergence Date Warrants of $3 million; and other pension and post-retirement benefit credits of $2 million, partially offset by net foreign currency losses of $6 million and other, net of $2 million.
(Provision for) Benefit from Income Taxes
The provision for income taxes was $37 million for the three months ended March 31, 2020 compared to a benefit from income taxes of $6 million for the three months ended March 31, 2019.
The Company's effective income tax rate for the three months ended March 31, 2020 differed from the U.S. federal tax rate primarily due to: (1) income and losses taxed at different foreign tax rates, (2) deferred tax assets (including losses) generated for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) U.S. state and local income taxes, (4) the impact of the Tax Cuts and Jobs Act ("the Act") and associated regulations, (5) the goodwill impairment charge recorded in the second quarter of fiscal 2020, (6) the impact of the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") and (7) foreign tax credits.
The Company's effective income tax rate for the three months ended March 31, 2019 differed from the U.S. federal tax rate primarily due to: (1) income and losses taxed at different foreign tax rates, (2) losses generated within certain foreign jurisdictions for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) non-U.S. withholding taxes on foreign earnings, (4) current period changes to unrecognized tax positions, (5) U.S. state and local income taxes, (6) the impact of the Act, (7) a limitation on the deductibility of interest expense under the Internal Revenue Code of 1986, as amended, Section 163(j), and (8) foreign tax credits.
Net Loss
Net loss was $672 million for the three months ended March 31, 2020 compared to $13 million for the three months ended March 31, 2019, as a result of the items discussed above.
Six months ended March 31, 2020 Compared with the Six months ended March 31, 2019 Results
Revenue
Revenue for the six months ended March 31, 2020 was $1,397 million compared to $1,447 million for the six months ended March 31, 2019. The decrease was primarily driven by lower demand for the Company's on-premise unified communications and contact center solutions and the unfavorable impact of foreign currency exchange rates. The decrease was partially offset by higher subscription revenue and a lower impact of applying fresh start accounting upon emergence from bankruptcy, which initially resulted in the recognition of deferred revenue at fair value and lower revenue in subsequent periods.
The following table displays revenue and the percentage of revenue to total sales by operating segment for the periods indicated:

			Percentage of Total Revenue			Yr. to Yr. Percentage Change, net of Foreign Currency Impact
(In millions)	Six months ended March 31, 2020	Six months ended March 31, 2019	Six months ended March 31, 2020	Six months ended March 31, 2019	Yr. to Yr. Percentage Change
Products & Solutions	$543	$615	39%	42%	(12)%	(11)%
Services	857	847	61%	59%	1%	2%
Unallocated amounts	(3)	(15)	—%	(1)%	(1)	(1)
Total revenue	$1,397	$1,447	100%	100%	(3)%	(3)%
(1)Not meaningful.

Products & Solutions revenue for the six months ended March 31, 2020 was $543 million compared to $615 million for the six months ended March 31, 2019. The decrease was primarily attributable to lower demand for the Company's on-premise unified communications and contact center solutions.
Services revenue for the six months ended March 31, 2020 was $857 million compared to $847 million for the six months ended March 31, 2019. The increase was primarily attributable to growth in the Company's subscription offerings, partially offset by the planned declines in hardware maintenance and software support services which continue to face headwinds driven by lower new product sales over the past several years.
Unallocated amounts for the six months ended March 31, 2020 and 2019 represent the fair value adjustment to deferred revenue recognized upon emergence from bankruptcy which is excluded from segment revenue.

The following table displays revenue and the percentage of revenue to total sales by location for the periods indicated:

			Percentage of Total Revenue			Yr. to Yr. Percentage Change, net of Foreign Currency Impact
(In millions)	Six months ended March 31, 2020	Six months ended March 31, 2019	Six months ended March 31, 2020	Six months ended March 31, 2019	Yr. to Yr. Percentage Change
U.S.	$778	$769	56%	53%	1%	1%
International:
EMEA	358	387	26%	27%	(7)%	(6)%
APAC - Asia Pacific	147	157	10%	11%	(6)%	(5)%
Americas International - Canada and Latin America	114	134	8%	9%	(15)%	(14)%
Total International	619	678	44%	47%	(9)%	(8)%
Total revenue	$1,397	$1,447	100%	100%	(3)%	(3)%
Revenue in the U.S. was $778 million for the six months ended March 31, 2020 compared to $769 million for the six months ended March 31, 2019. Higher subscription revenue and a lower impact of fresh start accounting were offset by lower demand for the Company's on-premises unified communications and contact center solutions and lower professional services revenue. Revenue in Europe, Middle East and Africa ("EMEA") for the six months ended March 31, 2020 was $358 million compared to $387 million for the six months ended March 31, 2019. The decrease in EMEA revenue was primarily attributable to lower demand for the Company's on-premises unified communications and contact center solutions and maintenance services and the unfavorable impact of foreign currency exchange rates, partially offset by higher professional services revenue. Revenue in Asia Pacific ("APAC") for the six months ended March 31, 2020 was $147 million compared to $157 million for the six months ended March 31, 2019. The decrease in APAC revenue was primarily attributable to lower demand for the Company's on-premises unified communications and contact center solutions, partially offset by higher professional services revenue. Revenue in Americas International for the six months ended March 31, 2020 was $114 million compared to $134 million for the six months ended March 31, 2019. The decrease in Americas International revenue was primarily attributable to lower demand for the Company's on-premises unified communications and contact center solutions and maintenance services.
Gross Profit
The following table sets forth gross profit and gross margin by operating segment for the periods indicated:

			Gross Margin		Change
(In millions)	Six months ended March 31, 2020	Six months ended March 31, 2019	Six months ended March 31, 2020	Six months ended March 31, 2019	Amount	Percent
Products & Solutions	$348	$398	64.1%	64.7%	$(50)	(13)%
Services	509	510	59.4%	60.2%	(1)	—%
Unallocated amounts	(92)	(115)	(1)	(1)	23	(1)
Total	$765	$793	54.8%	54.8%	$(28)	(4)%
(1)Not meaningful.

Gross profit for the six months ended March 31, 2020 was $765 million compared to $793 million for the six months ended March 31, 2019. The decrease was primarily driven by the decline in revenue described above.
Products & Solutions gross profit for the six months ended March 31, 2020 was $348 million compared to $398 million for the six months ended March 31, 2019. The decrease was mainly attributable to the decline in revenue described above. Products & Solutions gross margin decreased from 64.7% to 64.1% for the six months ended March 31, 2020 mainly driven by higher fixed overhead costs as a percentage of revenue due to decline in revenue, partially offset by more favorable product mix.
Services gross profit for the six months ended March 31, 2020 was $509 million compared to $510 million for the six months ended March 31, 2019. Services gross margin decreased from 60.2% to 59.4% for the six months ended March 31, 2020 mainly driven by less favorable services mix.
Unallocated amounts for the six months ended March 31, 2020 and 2019 include the amortization of technology intangibles; the fair value adjustments recognized upon emergence from bankruptcy and excluded from segment gross profit; and costs that are not core to the measurement of segment performance, but rather are controlled at the corporate level.

Operating Expenses
The following table sets forth operating expenses and the percentage of operating expenses to total revenue for the periods indicated:

			Percentage of Total Revenue		Change
(In millions)	Six months ended March 31, 2020	Six months ended March 31, 2019	Six months ended March 31, 2020	Six months ended March 31, 2019	Amount	Percent
Selling, general and administrative	$531	$508	38.0%	35.0%	$23	5%
Research and development	103	105	7.4%	7.3%	(2)	(2)%
Amortization of intangible assets	82	81	5.9%	5.6%	1	1%
Impairment of goodwill	624	—	44.6%	—%	624	n/a
Restructuring charges, net	7	11	0.5%	0.8%	(4)	(36)%
Total operating expenses	$1,347	$705	96.4%	48.7%	$642	91%
Selling, general and administrative expenses for the six months ended March 31, 2020 were $531 million compared to $508 million for the six months ended March 31, 2019. The increase was primarily attributable to advisory fees associated with executing the strategic partnership with RingCentral; higher accrued incentive compensation; and higher bad debt expense due to collection uncertainties as a result of the COVID-19 pandemic, partially offset by lower consulting costs; the favorable impact of foreign currency exchange rates; and lower headcount-related costs.
Research and development expenses for the six months ended March 31, 2020 were $103 million compared to $105 million for the six months ended March 31, 2019.
Amortization of intangible assets for the six months ended March 31, 2020 was $82 million compared to $81 million for the six months ended March 31, 2019.
Impairment of goodwill for the six months ended March 31, 2020 was $624 million. During the six months ended March 31, 2020, the Company performed an interim impairment test of its goodwill and indefinite-lived intangible assets due to (i) the impact of the COVID-19 pandemic on the macroeconomic environment which led to revisions to the Company's long-term forecast during the second quarter of fiscal 2020 and (ii) the sustained decrease in the Company's stock price since the advent of the pandemic which was caused by the resulting volatility in the financial markets. The results of the Company’s interim goodwill impairment test as of March 31, 2020 indicated that the estimated fair value of the Company’s Services reporting unit exceeded its carrying amount. The carrying amount of the Company's Products & Solutions reporting unit exceeded its estimated fair value primarily due to a reduction in the Company’s long-term forecast to reflect increased risk from higher market uncertainty and the accelerated reduction of product sales related to the Company’s historical on-premises perpetual licenses. The Company anticipates a continued shift and acceleration of customers upgrading and acquiring new technology innovation through the utilization of the Company’s subscription offering, which is included in the Services reporting unit. As a result, the Company recorded a goodwill impairment charge of $624 million to write down the full carrying amount of the Products & Solutions goodwill. As of March 31, 2020, the estimated fair value of the Services reporting unit exceeded its carrying amount by 16%. The results of the indefinite-lived intangible asset impairment test indicated that no impairment existed and the level of excess fair value over carrying value was 5%. An increase in the discount rate of 50 basis points or a decrease in the long-term growth rate of 140 basis points would result in an estimated fair value below its carrying value. The Company’s long-term forecast includes significant estimates and assumptions, including management’s estimate of the potential impact of the COVID-19 pandemic on the Company’s operating results. Due to the uncertainty surrounding the impact of the COVID-19 pandemic on the macroeconomic environment and the Company’s future operating results, it is reasonably possible that the pandemic could have a more adverse impact than what is currently considered in the Company’s long-term forecast. To the extent business conditions deteriorate or there are changes in key assumptions and estimates included in the long-term forecast, it may be necessary to record additional impairment charges in the future.
Restructuring charges, net, for the six months ended March 31, 2020 were $7 million compared to $11 million for the six months ended March 31, 2019. Restructuring charges during the six months ended March 31, 2020 primarily related to exited leased facilities. Restructuring charges during the six months ended March 31, 2019 consisted of employee separation costs of $10 million primarily associated with employee severance actions in the U.S., EMEA and Canada and costs related to exited leased facilities of $1 million.

Operating (Loss) Income
Operating loss for the six months ended March 31, 2020 was $582 million compared to operating income of $88 million for the six months ended March 31, 2019. Our operating results for the six months ended March 31, 2020 as compared to the six months ended March 31, 2019 reflect, among other things:
•lower revenue and gross profit for the six months ended March 31, 2020, as described above;
•costs incurred in connection with entering into the strategic partnership with RingCentral during the six months ended March 31, 2020;
•higher accrued incentive compensation during the six months ended March 31, 2020; and
•a $624 million impairment charge related to the Company’s goodwill during the six months ended March 31, 2020.
Interest Expense
Interest expense for the six months ended March 31, 2020 was $111 million compared to $118 million for the six months ended March 31, 2019. The decrease was mainly driven by the prepayment of $250 million of the outstanding principal amount of the Company's Term Loan on November 7, 2019 and lower average interest rates.
Other Income, Net
Other income, net for the six months ended March 31, 2020 was $29 million compared to $23 million for the six months ended March 31, 2019. Other income, net for the six months ended March 31, 2020 consisted of realized and unrealized gains on RingCentral shares received by the Company under the strategic partnership of $30 million; other pension and post-retirement benefit credits of $11 million; interest income of $5 million; a decrease in the fair value of the Emergence Date Warrants of $3 million; and sublease income of $3 million, partially offset by net foreign currency losses of $11 million; an impairment of debt securities of $10 million, driven by a decline in the macroeconomic environment due to the COVID-19 pandemic and a decline in the expected operating results and cash flows for the investment company; and other, net of $2 million. Other income, net for the six months ended March 31, 2019 consisted of a change in fair value of the Emergence Date Warrants of $21 million; interest income of $7 million; and other pension and post-retirement benefit credits of $4 million, partially offset by net foreign currency losses of $7 million and other, net of $2 million.
(Provision for) Benefit from Income Taxes
The provision for income taxes was $62 million for the six months ended March 31, 2020 compared to a benefit from income taxes of $3 million for the six months ended March 31, 2019.
The Company's effective income tax rate for the six months ended March 31, 2020 differed from the U.S. federal tax rate primarily due to: (1) income and losses taxed at different foreign tax rates, (2) deferred tax assets (including losses) generated for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) U.S. state and local income taxes, (4) the impact of the Act and associated regulations, (5) the goodwill impairment charge recorded in the second quarter of fiscal 2020, (6) the impact of the CARES Act and (7) foreign tax credits.
The Company's effective income tax rate for the six months ended March 31, 2019 differed from the U.S. federal tax rate primarily due to: (1) income and losses taxed at different foreign tax rates, (2) losses generated within certain foreign jurisdictions for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) non-U.S. withholding taxes on foreign earnings, (4) current period changes to unrecognized tax positions, (5) U.S. state and local income taxes, (6) the impact of the Act, (7) a limitation on the deductibility of interest expense under the Internal Revenue Code of 1986, as amended, Section 163(j), and (8) foreign tax credits.
Net Loss
Net loss was $726 million for the six months ended March 31, 2020 compared to $4 million for the six months ended March 31, 2019, as a result of the items discussed above.
Liquidity and Capital Resources
We expect our existing cash balance, cash generated by operations and borrowings available under our ABL Credit Agreement to be our primary sources of short-term liquidity. Our ability to meet our cash requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, as well as our current estimates of the impact that the COVID-19 pandemic will have on our business and cash flow, we believe these sources will be adequate to meet our liquidity needs for at least the next twelve months.

Cash Flow Activity
The following table provides a summary of the statements of cash flows for the periods indicated:

	Six months ended March 31,
(In millions)	2020	2019
Net cash provided by (used for):
Operating activities	$32	$123
Investing activities	246	(48)
Financing activities	(472)	(39)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(5)	(1)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(199)	35
Cash, cash equivalents, and restricted cash at beginning of period	756	704
Cash, cash equivalents, and restricted cash at end of period	$557	$739
Operating Activities
Cash provided by operating activities for the six months ended March 31, 2020 and 2019 was $32 million and $123 million, respectively. The decrease was primarily due to higher advisory fees associated with executing the strategic partnership with RingCentral; lower cash earnings; and higher interest payments, partially offset by the timing of vendor and customer payments; lower contributions to the Company's pension and post-retirement benefit plans; lower income tax payments; and lower severance payments under the Company's restructuring programs.
Investing Activities
Cash provided by investing activities for the six months ended March 31, 2020 was $246 million, compared to cash used for investing activities of $48 million for six months ended March 31, 2019. The change was primarily due to proceeds received from the sale of shares of common stock of RingCentral in November 2019, which shares were received upon entry into the strategic partnership in October 2019.
Financing Activities
Cash used for financing activities for the six months ended March 31, 2020 and 2019 was $472 million and $39 million, respectively.
Cash used for financing activities for the six months ended March 31, 2020 included:
•repurchases of shares under the Company's share repurchase program of $330 million;
•a principal prepayment under the Term Loan Credit Agreement of $250 million;
•payment of acquisition-related contingent consideration of $5 million;
•repayments in connection with financing leases of $5 million; and
•other financing activities, net of $3 million; partially offset by
•proceeds from the issuance of Series A Preferred Stock, net of issuance costs, of $121 million.
Cash used for financing activities for the six months ended March 31, 2019 included:
•scheduled debt repayments under the Term Loan Credit Agreement of $15 million;
•payment of acquisition-related contingent consideration of $9 million;
•repayments in connection with financing leases of $8 million; and
•other financing activities, net of $7 million.
As of March 31, 2020, the Company was not in default under any of its debt agreements.
Future Cash Requirements
Our primary future cash requirements will be to fund operations, debt service, restructuring payments and capital expenditures. In addition, we may use cash in the future to make strategic acquisitions.
Specifically, we expect our primary cash requirements for the remainder of fiscal 2020 to be as follows:

•Debt service—We expect to make payments of approximately $92 million during the remainder of fiscal 2020 in interest associated with the Term Loan Credit Agreement and interest and fees on our ABL Credit Agreement and 2.25% Convertible Notes due 2023. In the ordinary course of business, we may from time to time borrow and repay amounts under our ABL Credit Agreement.
•Restructuring payments—We expect to make payments of approximately $15 million to $20 million during the remainder of fiscal 2020 for employee separation costs and lease termination obligations associated with restructuring actions. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally.
•Capital expenditures—We expect to spend approximately $55 million for capital expenditures, including capitalized software development costs, during the remainder of fiscal 2020.
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
As of March 31, 2020 and September 30, 2019, our cash and cash equivalent balances held outside the U.S. were $191 million and $176 million, respectively. As of March 31, 2020, the Company's cash and cash equivalents held outside the U.S. are not expected to be needed to be repatriated to fund the Company's operations in the U.S. based on our expected future sources of liquidity.
Under the terms of the ABL Credit Agreement, the Company can issue letters of credit up to $150 million. At March 31, 2020, the Company had issued and outstanding letters of credit and guarantees of $39 million under the ABL Credit Agreement and had no other borrowings outstanding under the ABL. The aggregate additional principal amount that may be borrowed under the ABL Credit Agreement, based on the borrowing base less $39 million of outstanding letters of credit and guarantees, was $97 million at March 31, 2020. On April 6, 2020, the Company elected to borrow $50 million under the ABL Credit Agreement solely as a precautionary measure to boost liquidity and reinforce stability in an economically turbulent environment.
We believe that our existing cash and cash equivalents of $553 million as of March 31, 2020, future cash provided by operating activities and borrowings available under the ABL Credit Agreement will be sufficient to meet our future cash requirements for at least the next twelve months. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We also believe that our financial resources, along with appropriate management of discretionary expenses, will allow us to manage the anticipated impact of COVID-19 on our business operations, and specifically our liquidity, for the foreseeable future. However, the challenges posed by COVID-19 on our business are evolving rapidly and could result in the need for additional liquidity. Consequently, we will continue to evaluate our financial position in light of future developments.
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
As of March 31, 2020, the Company's debt ratings were as follows:
•Moody's Investors Service issued a corporate family rating of "B2" with a stable outlook and a rating of the 7-year $2,925 million Term Loan Credit Agreement of "B2";

•Standard and Poor's issued a definitive corporate credit rating of "B" with a stable outlook and a rating of the Term Loan Credit Agreement of "B"; and
•Fitch Ratings Inc. issued a Long-Term Issuer Default Rating of "B" with a stable outlook and a rating of the Term Loan Credit Agreement of "BB-".
Critical Accounting Policies and Estimates
Management has reassessed the critical accounting policies and estimates disclosed in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 29, 2019 and determined that there were no significant changes to our critical accounting policies and estimates during the six months ended March 31, 2020, except for recently adopted accounting policy changes as discussed in Note 2, "Recent Accounting Pronouncements," to our unaudited interim Condensed Consolidated Financial Statements and certain other changes discussed in more detail below.
Revenue Recognition
As the Company continues to transform its business model to meet the evolving needs of its customers, it is increasing the proportion of subscription software offerings it provides. During the six months ended March 31, 2020, the Company continued to make strides with developing and selling its subscription-based offerings which mainly consist of software as a service (“SaaS”) arrangements and term software license arrangements. SaaS arrangements do not include the right for the customer to take possession of the software during the contractual term of the arrangement, and therefore have one distinct performance obligation which is satisfied over time with revenue recognized ratably over the contract term as the customer consumes the services. Term software licenses include multiple performance obligations where the term licenses are recognized upfront upon transfer of control of the software, with the associated software maintenance revenue recognized ratably over the contract term as the customer consumes the services.
Goodwill and Indefinite-lived Intangible Assets
Goodwill is not amortized but is subject to periodic testing for impairment in accordance with GAAP at the reporting unit level. The Company's reporting units are subject to impairment testing annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company's goodwill was primarily recorded upon emergence from bankruptcy as a result of applying fresh start accounting.
During the three months ended March 31, 2020, the Company concluded that a triggering event occurred for both of its reporting units due to (i) the impact of the COVID-19 pandemic on the macroeconomic environment which led to revisions to the Company's long-term forecast during the second quarter of fiscal 2020 and (ii) the sustained decrease in the Company's stock price since the advent of the pandemic which was caused by the resulting volatility in the financial markets. As a result, the Company performed an interim quantitative goodwill impairment test as of March 31, 2020 to compare the fair values of its reporting units to their respective carrying amounts, including the goodwill allocated to each reporting unit. The fair value of each reporting unit was determined using a combination of the income approach and the market approach in accordance with the Company's historical practices and accounting policies.
The results of the Company’s interim goodwill impairment test as of March 31, 2020 indicated that the estimated fair value of the Company’s Services reporting unit exceeded its carrying amount. The carrying amount of the Company's Products & Solutions reporting unit exceeded its estimated fair value primarily due to a reduction in the Company’s long-term forecast to reflect increased risk from higher market uncertainty and the accelerated reduction of product sales related to the Company’s historical on-premises perpetual licenses. The Company anticipates a continued shift and acceleration of customers upgrading and acquiring new technology innovation through the utilization of the Company’s subscription offering, which is included in the Services reporting unit. As a result, the Company recorded a goodwill impairment charge of $624 million to write down the full carrying amount of the Products & Solutions goodwill in the Impairment of Goodwill line item in the Condensed Consolidated Statements of Operations. As of March 31, 2020, the estimated fair value of the Services reporting unit exceeded its carrying amount by 16%.
The Company also performed an interim quantitative impairment test for its indefinite-lived intangible asset, the Avaya Trade Name, as of March 31, 2020. The fair value of the Avaya Trade Name was estimated using the relief-from-royalty model, a form of the income approach in accordance with the Company's historical practices and accounting policies. The result of the interim impairment test of the Avaya Trade Name as of March 31, 2020 indicated no impairment existed, however, the level of excess fair value over carrying value was 5%. An increase in the discount rate of 50 basis points or a decrease in the long-term growth rate of 140 basis points would result in an estimated fair value below its carrying value.
The Company’s long-term forecast includes significant estimates and assumptions, including management’s estimate of the potential impact of the COVID-19 pandemic on the Company’s operating results. Due to the uncertainty surrounding the impact of the COVID-19 pandemic on the macroeconomic environment and the Company’s future operating results, it is reasonably possible that the pandemic could have a more adverse impact than what is currently considered in the Company’s long-term forecast. To the extent business conditions deteriorate or there are changes in key assumptions and estimates included in the long-term forecast, it may be necessary to record additional impairment charges in the future.
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
EBITDA and Adjusted EBITDA have limitations as analytical tools. EBITDA measures do not represent net (loss) income or cash flow from operations as those terms are defined by GAAP and do not necessarily indicate whether cash flows will be sufficient to fund cash needs. While EBITDA measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Further, Adjusted EBITDA excludes the impact of earnings or charges resulting from matters that we consider not to be indicative of our ongoing operations that still affect our net income. In particular, our formulation of Adjusted EBITDA adjusts for certain amounts that are included in calculating net (loss) income as set forth in the following table including, but not limited to, restructuring charges, impairment charges, resolution of certain legal matters and a portion of our pension costs and post-retirement benefits costs, which represents the amortization of pension service costs and actuarial gain (loss) associated with these benefits. However, these are expenses that may recur, may vary and/or may be difficult to predict.

The unaudited reconciliation of net loss, which is a GAAP measure, to EBITDA and Adjusted EBITDA, which are non-GAAP measures, is presented below for the periods indicated:

		Three months ended March 31,		Six months ended March 31,
(In millions)		2020	2019	2020	2019
Net loss		$(672)	$(13)	$(726)	$(4)
Interest expense		53	58	111	118
Interest income		(2)	(4)	(5)	(7)
Provision for (benefit from) income taxes		37	(6)	62	(3)
Depreciation and amortization		105	108	212	225
EBITDA		(479)	143	(346)	329
Impact of fresh start accounting adjustments	(a)	(1)	6	(1)	9
Restructuring charges, net of sublease income		3	4	4	11
Advisory fees	(b)	1	1	40	2
Acquisition-related costs		—	4	—	7
Share-based compensation		8	5	14	11
Impairment of goodwill		624	—	624	—
Change in fair value of Emergence Date Warrants		(6)	(3)	(3)	(21)
Loss on foreign currency transactions		7	6	11	7
Gain on investments in equity and debt securities, net	(c)	(8)	—	(20)	—
Adjusted EBITDA		$149	$166	$323	$355
(a)The impact of fresh start accounting adjustments in connection with the Company's emergence from bankruptcy.
(b)Advisory fees represent costs incurred to assist in the assessment of strategic and financial alternatives to improve the Company's capital structure.
(c)Realized and unrealized gains on investments in equity securities, net of impairment of investments in debt securities.

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
The forward-looking statements included herein are based upon our assumptions, estimates and beliefs and involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and may be affected by a variety of risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Risks, uncertainties and other factors that may cause these forward-looking statements to be inaccurate include, among others: the risks and factors discussed in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q and our Quarterly Report filed with the SEC on February 10, 2020, as well as Part I, Item 1A "Risk Factors" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the SEC on November 29, 2019.
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
Interest Rate Risk
The Company has exposure to changing interest rates primarily under the Term Loan Credit Agreement and ABL Credit Agreement, each of which bears interest at variable rates based on LIBOR. The Company had $2,624 million of variable rate loans outstanding as of March 31, 2020.
The Company maintains interest rate swap agreements with six counterparties, which fix a portion of the variable interest due under its Term Loan Credit Agreement (the "Swap Agreements"). Under the terms of the Swap Agreements, which mature on December 15, 2022, the Company pays a fixed rate of 2.935% and receives a variable rate of interest based on one-month LIBOR. As of March 31, 2020, the total notional amount of the six Swap Agreements was $1,800 million.
It is management's intention that the notional amount of the Swap Agreements be less than the variable rate loans outstanding during the life of the derivatives. For the three months ended March 31, 2020 and 2019, the Company recognized a loss on the Swap Agreements of $6 million and $2 million, respectively, which is reflected in Interest expense in the Condensed Consolidated Statements of Operations. For the six months ended March 31, 2020 and 2019, the Company recognized a loss on the Swap Agreements of $11 million and $5 million, respectively, which is also reflected in Interest expense. At March 31, 2020, the fair value of the outstanding Swap Agreements was a deferred loss of $118 million. Based on the payment dates of the contracts, $46 million and $74 million, including accrued interest, was recorded in Other current liabilities and Other liabilities in the Condensed Consolidated Balance Sheets, respectively. On an annual basis, a hypothetical one percent change in interest rates for the $824 million of unhedged variable rate debt as of March 31, 2020 would affect interest expense by approximately $8 million.
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

Non-U.S. denominated revenue was $157 million and $314 million for the three and six months ended March 31, 2020, respectively. We estimate a 10% change in the value of the U.S. dollar relative to all foreign currencies would affect our revenue for the three and six months ended March 31, 2020 by $16 million and $32 million, respectively.
The Company, from time-to-time, utilizes foreign currency forward contracts primarily to hedge fluctuations associated with certain monetary assets and liabilities including receivables, payables and certain intercompany obligations. These foreign currency forward contracts are not designated for hedge accounting treatment. As a result, changes in the fair value of these contracts are recorded as a component of Other income, net to offset the change in the value of the underlying assets and liabilities. As of March 31, 2020, the Company maintained open foreign exchange contracts with a total notional value of $406 million, primarily hedging the British Pound Sterling, Indian Rupee, Chinese Renminbi, Czech Koruna and Euro. At March 31, 2020, the fair value of the open foreign exchange contracts was a net unrealized loss of $5 million, with $6 million recorded in Other current liabilities and $1 million recorded in Other current assets in the Condensed Consolidated Balance Sheets. For the three and six months ended March 31, 2020, the Company's loss on foreign exchange contracts was $7 million and $2 million, respectively, which was recorded in Other income, net in Condensed Consolidated Statement of Operations. For the three and six months ended March 31, 2019, the gain/loss on foreign exchange contracts was not material.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
As of March 31, 2020, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, evaluating the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2020 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes In Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under Note 20, "Commitments and Contingencies," to the unaudited interim Condensed Consolidated Financial Statements is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes during the quarterly period ended March 31, 2020 to the risk factors previously disclosed in the Company's Form 10-K and Form 10-Q filed with the Securities and Exchange Commission on November 29, 2019 and February 10, 2020, respectively, other than as shown below:
The outbreak of COVID-19 coronavirus could have a material adverse effect on the Company’s business, results of operations and financial condition and/or cash flows.
In December 2019, a novel coronavirus disease (“COVID-19”) was reported and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On March 11, 2020, the WHO characterized COVID-19 as a pandemic. The current COVID-19 pandemic, and the governmental responses to it, are having a negative impact on global, regional and national economies, disrupting supply chains and reducing international trade and business activity. The outbreak has caused many governments to implement stay-at-home orders, quarantines and significant restrictions on travel. Several governments have also implemented restrictions that prohibit many employees from commuting to their customary work locations and require these employees to work remotely if possible. The quarantines, travel bans, and other restrictions were initially put in place on a national level in China in January 2020, and as the virus spread globally, similar restrictions were implemented in other countries and regions throughout the second quarter of fiscal 2020, with many restrictions commencing in Asia Pacific, Europe and North America.
The impact of the COVID-19 pandemic may adversely impact our financial condition and results of operations in a variety of ways, including, but not limited to:
•Our ability to operate, as well as our partners’ and/or customers’ ability to operate, in affected areas may be hindered, which may cause our business and operating results to decline.
•Clients and customers may have difficulty meeting their payment obligations to us, resulting in late or non-payment of amounts owed.
•We may experience significant reductions or volatility in demand for our solutions as customers may not be able to enter into new purchase commitments due to financial downturns or general economic uncertainty.
•We may experience temporary or long-term disruptions in our supply chain, which may significantly impact our distribution network, results of operations (including sales) or business.
•The effects of shelter-in-place orders may negatively disrupt our business, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.
•To the extent our employees, including our executive officers and other members of our management team, are impacted in significant numbers by the outbreak of the pandemic and are not available or allowed to conduct work, our business and operating results may be negatively impacted.
•We may not be able to ensure business continuity in the event our continuity of operations and crisis management plans are not effective or are improperly implemented.
•The significant disruption of global financial markets, which has impacted the value of our common stock and could further materially impact the value of our stock in the future, may reduce our ability to access further capital, which could in the future negatively affect our liquidity and affect our business in the near and long-term.
The extent of the impact of the COVID-19 pandemic on our business, financial performance and liquidity, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and severity of the pandemic, which are uncertain and cannot be predicted. Any of the foregoing factors, or other cascading effects of the coronavirus pandemic that are not currently foreseeable, could have a material adverse effect on our business, results of operations, financial condition and/or cash flows. Some economists are predicting that the recession caused by the COVID-19 pandemic, including as a result of the actions by governments to slow the spread of the disease will be steep and severe. The effectiveness of economic stabilization efforts, including proposed government stimulus efforts, is not assured. Additionally, as pandemic conditions wane, we cannot predict how quickly the marketplaces in which we operate will return to normal.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information with respect to purchases by the Company of shares of common stock during the three months ended March 31, 2020:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(4)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under Plans or Programs(2)(3)
January 1 - 31, 2020	5,412,554	$12.8070	5,335,642	$315,000,002
February 1 - 29, 2020	2,652,333	$13.7008	2,543,450	$280,120,047
March 1 - 31, 2020	10,327,181	$9.2106	10,327,181	$185,000,003
Total	18,392,068	$10.9165	18,206,273
(1)January and February 2020 include 76,912 and 108,883 shares of common stock withheld for taxes on restricted stock units that vested, respectively.
(2)On November 14, 2018, the Company's Board of Directors approved a warrant repurchase program, authorizing the Company to repurchase the Company's outstanding warrants to purchase shares of the Company's common stock for an aggregate expenditure of up to $15 million. The repurchases may be made from time to time in the open market, through block trades or in privately negotiated transactions.
(3)On October 1, 2019, the Company's Board of Directors approved a share repurchase program, authorizing the Company to repurchase the Company's common stock for an aggregate expenditure of up to $500 million. The repurchases may be made from time to time in the open market, through block trades or in privately negotiated transactions. Share repurchases presented in the table above are based on the transaction settlement date. In connection with the COVID-19 pandemic, the Company has determined to suspend the repurchase program but may recommence the program at any time based on its assessment of the impact the COVID-19 pandemic has on the Company’s stock price, business and liquidity.
(4)Average price paid per share includes transaction costs associated with the repurchases.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description
10.1*	Form of Restricted Stock Unit Award Agreement pursuant to the Avaya Holdings Corp. 2019 Equity Incentive Plan
10.2*	Form of Non-Qualified Stock Option Award Agreement pursuant to the Avaya Holdings Corp. 2019 Equity Incentive Plan
10.3*	Form of Performance Restricted Stock Unit Award Agreement pursuant to the Avaya Holdings Corp. 2019 Equity Incentive Plan
10.4*	Form of Non-Employee Director Deferred Restricted Stock Unit Award Agreement pursuant to the Avaya Holdings Corp. 2019 Equity Incentive Plan
10.5*	Avaya Holdings Corp. 2020 Employee Stock Purchase Plan
31.1	Certification of James M. Chirico, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Kieran J. McGrath pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of James M. Chirico, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Kieran J. McGrath pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL in Exhibit 101)
* Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAYA HOLDINGS CORP.

By:	/s/ KEVIN SPEED
Name:	Kevin Speed
Title:	Vice President, Controller and Chief Accounting Officer
May 11, 2020