Form 10-Q
period 2020-06-30
Avaya Holdings Corp.
filed 2020-08-10
CIK 1418100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of July 31, 2020, 82,977,984 shares of common stock, $.01 par value, of the registrant were outstanding.

1

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

2

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
REVENUE
Products	$261	$297	$804	$908
Services	460	420	1,314	1,256
	721	717	2,118	2,164
COSTS
Products:
Costs	103	109	299	329
Amortization of technology intangible assets	43	43	130	130
Services	178	175	527	522
	324	327	956	981
GROSS PROFIT	397	390	1,162	1,183
OPERATING EXPENSES
Selling, general and administrative	232	253	763	761
Research and development	52	49	155	154
Amortization of intangible assets	40	41	122	122
Impairment charges	—	659	624	659
Restructuring charges, net	20	1	27	12
	344	1,003	1,691	1,708
OPERATING INCOME (LOSS)	53	(613)	(529)	(525)
Interest expense	(51)	(59)	(162)	(177)
Other income, net	27	12	56	35
INCOME (LOSS) BEFORE INCOME TAXES	29	(660)	(635)	(667)
(Provision for) benefit from income taxes	(20)	27	(82)	30
NET INCOME (LOSS)	$9	$(633)	$(717)	$(637)
EARNINGS (LOSS) PER SHARE
Basic	$0.08	$(5.70)	$(7.61)	$(5.75)
Diluted	$0.08	$(5.70)	$(7.61)	$(5.75)
Weighted average shares outstanding
Basic	83.1	111.0	95.1	110.7
Diluted	83.3	111.0	95.1	110.7
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Net income (loss)	$9	$(633)	$(717)	$(637)
Other comprehensive loss:
Pension, post-retirement and postemployment benefit-related items, net of income taxes of $2 for the three and nine months ended June 30, 2019	—	(6)	—	(6)
Cumulative translation adjustment	(11)	(10)	(17)	9
Change in interest rate swaps, net of income taxes of $7 and $18 for the three and nine months ended June 30, 2019	4	(22)	(35)	(53)
Other comprehensive loss	(7)	(38)	(52)	(50)
Total comprehensive income (loss)	$2	$(671)	$(769)	$(687)
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share and share amounts)

	June 30, 2020	September 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$742	$752
Accounts receivable, net	260	314
Inventory	56	63
Contract assets	276	187
Contract costs	124	114
Other current assets	111	115
TOTAL CURRENT ASSETS	1,569	1,545
Property, plant and equipment, net	256	255
Deferred income taxes, net	27	35
Intangible assets, net	2,637	2,891
Goodwill, net	1,477	2,103
Operating lease right-of-use assets	167	—
Other assets	135	121
TOTAL ASSETS	$6,268	$6,950
LIABILITIES
Current liabilities:
Debt maturing within one year	$50	$29
Accounts payable	250	291
Payroll and benefit obligations	166	116
Contract liabilities	514	472
Operating lease liabilities	49	—
Business restructuring reserve	23	33
Other current liabilities	192	158
TOTAL CURRENT LIABILITIES	1,244	1,099
Non-current liabilities:
Long-term debt, net of current portion	2,888	3,090
Pension obligations	734	759
Other post-retirement obligations	194	200
Deferred income taxes, net	55	72
Contract liabilities	336	78
Operating lease liabilities	135	—
Business restructuring reserve	28	36
Other liabilities	315	316
TOTAL NON-CURRENT LIABILITIES	4,685	4,551
TOTAL LIABILITIES	5,929	5,650
Commitments and contingencies (Note 20)
Preferred stock, $0.01 par value; 55,000,000 shares authorized at June 30, 2020 and September 30, 2019
Convertible series A preferred stock; 125,000 shares issued and outstanding at June 30, 2020 and no shares issued and outstanding at September 30, 2019	128	—
STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; 550,000,000 shares authorized; 82,864,260 shares issued and outstanding at June 30, 2020; and 111,046,085 shares issued and 111,033,405 shares outstanding at September 30, 2019	1	1
Additional paid-in capital	1,441	1,761
Accumulated deficit	(1,006)	(289)
Accumulated other comprehensive loss	(225)	(173)
TOTAL STOCKHOLDERS' EQUITY	211	1,300
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,268	$6,950
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In millions)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Par Value
Balance as of September 30, 2019	111.0	$1	$1,761	$(289)	$(173)	$1,300
Issuance of common stock under the equity incentive plan	0.3					—
Shares repurchased and retired for tax withholding on vesting of restricted stock units	(0.1)		(2)			(2)
Shares repurchased and retired under share repurchase program	(10.7)		(142)			(142)
Share-based compensation expense			6			6
Accretion of preferred stock to redemption value			(4)			(4)
Preferred stock dividends accrued			(1)			(1)
Net loss				(54)		(54)
Other comprehensive income					10	10
Balance as of December 31, 2019	100.5	$1	$1,618	$(343)	$(163)	$1,113
Issuance of common stock under the equity incentive plan	0.6					—
Shares repurchased and retired for tax withholding on vesting of restricted stock units	(0.2)		(1)			(1)
Shares repurchased and retired under share repurchase program	(18.2)		(188)			(188)
Share-based compensation expense			8			8
Preferred stock dividends accrued			(1)			(1)
Net loss				(672)		(672)
Other comprehensive loss					(55)	(55)
Balance as of March 31, 2020	82.7	$1	$1,436	$(1,015)	$(218)	$204
Issuance of common stock under the equity incentive plan	0.3					—
Shares repurchased and retired for tax withholding on vesting of restricted stock units	(0.1)		(1)			(1)
Share-based compensation expense			7			7
Preferred stock dividends accrued			(1)			(1)
Net income				9		9
Other comprehensive loss					(7)	(7)
Balance as of June 30, 2020	82.9	$1	$1,441	$(1,006)	$(225)	$211

Balance as of September 30, 2018	110.2	$1	$1,745	$287	$18	$2,051
Issuance of common stock under the equity incentive plan	0.8					—
Shares repurchased and retired for tax withholding on vesting of restricted stock units	(0.3)		(6)			(6)
Share-based compensation expense			6			6
Adjustment for adoption of new accounting standard				92		92
Net income				9		9
Other comprehensive loss					(20)	(20)
Balance as of December 31, 2018	110.7	$1	$1,745	$388	$(2)	$2,132
Share-based compensation expense			5			5
Adjustment for adoption of new accounting standard				3		3
Net loss				(13)		(13)
Other comprehensive income					8	8
Balance as of March 31, 2019	110.7	$1	$1,750	$378	$6	$2,135
Issuance of common stock under the equity incentive plan	0.3					—
Shares repurchased and retired for tax withholding on vesting of restricted stock units	(0.1)		(2)			(2)
Share-based compensation expense			8			8
Net loss				(633)		(633)
Other comprehensive loss					(38)	(38)
Balance as of June 30, 2019	110.9	$1	$1,756	$(255)	$(32)	$1,470
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine months ended June 30,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(717)	$(637)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	319	335
Share-based compensation	21	19
Debt discount and issuance costs	19	16
Deferred income taxes, net	(11)	(27)
Impairment charges	624	659
Change in fair value of emergence date warrants	—	(28)
Unrealized loss on foreign currency transactions	19	9
Impairment of debt securities	10	—
Realized gain on sale of equity securities	(59)	—
Other non-cash credits, net	(7)	7
Changes in operating assets and liabilities:
Accounts receivable	50	100
Inventory	6	(14)
Operating lease right-of-use assets and liabilities	12	—
Contract assets	(122)	(99)
Contract costs	1	(26)
Accounts payable	(37)	27
Payroll and benefit obligations	5	(66)
Business restructuring reserve	(15)	(23)
Contract liabilities	(37)	26
Other assets and liabilities	(4)	(103)
NET CASH PROVIDED BY OPERATING ACTIVITIES	77	175
INVESTING ACTIVITIES:
Capital expenditures	(72)	(84)
Proceeds from sale of marketable securities	412	—
Investment in debt securities	—	(10)
Other investing activities, net	—	(1)
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	340	(95)
FINANCING ACTIVITIES:
Shares repurchased under share repurchase program	(330)	—
Proceeds from issuance of Series A Preferred Stock, net of issuance costs of $4	121	—
Repayment of Term Loan Credit Agreement	(250)	(22)
Borrowings under ABL Credit Agreement	50	—
Principal payments for financing leases	(8)	(12)
Payment of acquisition-related contingent consideration	(5)	(9)
Proceeds from Employee Stock Purchase Plan	1	—
Other financing activities, net	(4)	(8)
NET CASH USED FOR FINANCING ACTIVITIES	(425)	(51)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2)	1
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(10)	30
Cash, cash equivalents, and restricted cash at beginning of period	756	704
Cash, cash equivalents, and restricted cash at end of period	$746	$734
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
Basis of Presentation
Avaya Holdings has no material assets or standalone operations other than its ownership of Avaya Inc. and its subsidiaries. The accompanying unaudited interim Condensed Consolidated Financial Statements of Avaya Holdings and its consolidated subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial statements. The unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2019, included in the Company's Annual Report on Form 10-K filed with the SEC on November 29, 2019. In management's opinion, these unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary to fairly state the results of operations, financial position and cash flows for the periods indicated. The condensed consolidated results of operations for the interim periods reported are not necessarily indicative of the results for the entire fiscal year.
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
The accompanying Condensed Consolidated Financial Statements of the Company have been prepared assuming that the Company will continue as a going concern and contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. While we believe existing cash and cash equivalents of $742 million as of June 30, 2020, future cash provided by operating activities and borrowings available under the ABL Credit Agreement will be sufficient to meet our future cash requirements for at least the next twelve months, our ability to meet our future cash requirements will depend on the Company's ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company's control. The Company further believes that its financial resources allow it to manage the anticipated impact of COVID-19 on the Company's business operations for the foreseeable future. The challenges posed by COVID-19 on the Company's business are evolving rapidly. Consequently, the Company will continue to evaluate its financial position in light of future developments.
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

Recent Standards Not Yet Effective

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes". This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards Codification ("ASC") 740. The amendments also improve consistent application of and simplify GAAP for other areas of ASC 740 by clarifying and amending existing guidance. This standard is effective for the Company beginning in the first quarter of fiscal 2022, with early adoption permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective or prospective basis. The Company intends to early adopt this standard in the first quarter of fiscal 2021. The Company does not expect the adoption of the standard to have a material impact on its Condensed Consolidated Financial Statements.
In August 2018, the FASB issued ASU No. 2018-15, "Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract." This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for the Company in the first quarter of fiscal 2021, with early adoption permitted. The amendments in this standard may be applied on a retrospective or prospective basis. The Company intends to adopt the standard on a prospective basis in the first quarter of fiscal 2021 and is currently assessing the impact the new guidance may have on its Condensed Consolidated Financial Statements.
In August 2018, the FASB issued ASU No. 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." This standard modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. This update removes disclosures that are not considered cost beneficial, clarifies certain required disclosures and adds additional disclosures. This standard is effective for the Company beginning in fiscal 2021, with early adoption permitted. The amendments in the standard need to be applied on a retrospective basis. The Company does not expect the adoption of the standard to result in material changes to its benefit plan disclosures.
In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." This standard modifies the disclosure requirements on fair value measurements by removing certain disclosures, modifying certain disclosures and adding additional disclosures. This standard is effective for the Company beginning in the first quarter of fiscal 2021. Certain disclosures in the standard need to be applied on a retrospective basis and others on a prospective basis. The Company does not expect the adoption of the standard to result in material changes to its fair value disclosures.
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
3. Revenue Recognition
The Company’s revenue recognition accounting policy is disclosed in its Annual Report on Form 10-K filed with the SEC on November 29, 2019. During the nine months ended June 30, 2020, the Company updated its revenue recognition accounting policy to include its new subscription offerings as detailed below.
During the nine months ended June 30, 2020, the Company continued developing and selling its subscription-based offerings which mainly consist of term software license arrangements and software as a service ("SaaS") arrangements. Term software licenses include multiple performance obligations where the term licenses are recognized upfront upon transfer of control of the software, with the associated software maintenance revenue recognized ratably over the contract term as the customer consumes the services. SaaS arrangements do not include the right for the customer to take possession of the software during the contractual term of the arrangement, and therefore have one distinct performance obligation which is satisfied over time with revenue recognized ratably over the contract term as the customer consumes the services.
Disaggregation of Revenue
The following tables provide the Company's disaggregated revenue for the periods presented:

(In millions)	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
REVENUE
Products & Solutions	$262	$298	$805	$913
Services	460	422	1,317	1,269
Unallocated Amounts	(1)	(3)	(4)	(18)
	$721	$717	$2,118	$2,164

	Three months ended June 30, 2020				Three months ended June 30, 2019
(In millions)	Products & Solutions	Services	Unallocated	Total	Products & Solutions	Services	Unallocated	Total
Revenue:
U.S.	$138	$277	$—	$415	$149	$245	$(2)	$392
International:
Europe, Middle East and Africa	77	101	—	178	91	93	(1)	183
Asia Pacific	32	44	(1)	75	38	47	—	85
Americas International - Canada and Latin America	15	38	—	53	20	37	—	57
Total International	124	183	(1)	306	149	177	(1)	325
Total revenue	$262	$460	$(1)	$721	$298	$422	$(3)	$717

	Nine months ended June 30, 2020				Nine months ended June 30, 2019
(In millions)	Products & Solutions	Services	Unallocated	Total	Products & Solutions	Services	Unallocated	Total
Revenue:
U.S.	$406	$789	$(2)	$1,193	$429	$744	$(12)	$1,161
International:
Europe, Middle East and Africa	248	289	(1)	536	290	283	(3)	570
Asia Pacific	92	131	(1)	222	113	131	(2)	242
Americas International - Canada and Latin America	59	108	—	167	81	111	(1)	191
Total International	399	528	(2)	925	484	525	(6)	1,003
Total revenue	$805	$1,317	$(4)	$2,118	$913	$1,269	$(18)	$2,164
Unallocated amounts represent the fair value adjustment to deferred revenue recognized upon emergence from bankruptcy and excluded from segment revenue.
Transaction Price Allocated to the Remaining Performance Obligations
The transaction price allocated to remaining performance obligations that were wholly or partially unsatisfied as of June 30, 2020 was $2.4 billion, of which 58% and 26% is expected to be recognized within 12 months and 13-24 months, respectively, with the remaining balance expected to be recognized thereafter. This excludes amounts for remaining performance obligations that are (1) for contracts recognized over time using the "right to invoice" practical expedient, (2) related to sales or usage based royalties promised in exchange for a license of intellectual property, and (3) related to variable consideration allocated entirely to a wholly unsatisfied performance obligation.

Contract Balances
The following table provides information about accounts receivable, contract assets and contract liabilities for the periods presented:

(In millions)	June 30, 2020	September 30, 2019	Increase (Decrease)
Accounts receivable, net	$260	$314	$(54)

Contract assets:
Current	$276	$187	$89
Non-current (Other assets)	49	16	33
	$325	$203	$122

Cost of obtaining a contract:
Current (Contract costs)	$88	$89	$(1)
Non-current (Other assets)	35	45	(10)
	$123	$134	$(11)

Cost to fulfill a contract:
Current (Contract costs)	$36	$25	$11

Contract liabilities:
Current	$514	$472	$42
Non-current	336	78	258
	$850	$550	$300

The increase in Contract assets was mainly driven by growth in the Company's subscription offerings. The increase in Contract liabilities was mainly driven by consideration received in connection with the strategic partnership with RingCentral, Inc. ("RingCentral") as discussed in Note 5, "Strategic Partnership."
During the nine months ended June 30, 2020 and 2019, the Company recognized revenue of $500 million and $505 million that had been previously recorded as a Contract liability as of October 1, 2019 and October 1, 2018, respectively. As a result of contract modifications during both the three and nine months ended June 30, 2020, the Company recorded adjustments to reduce revenue by $1 million related to performance obligations that were satisfied in prior periods.
Contract Costs
The Company capitalizes direct and incremental costs incurred to obtain and to fulfill a contract in advance of revenue recognition, such as sales commissions, business partner incentives and certain labor, third party service and related product costs.
Costs to obtain a contract are amortized using the portfolio approach over the average term of the customer contracts, which corresponds to the period of benefit. For the three months ended June 30, 2020, the Company recognized $39 million for amortization of costs to obtain customer contracts, of which $38 million was included in Selling, general and administrative expense and the remaining $1 million was a reduction to Revenue. For the nine months ended June 30, 2020, the Company recognized $105 million for amortization of costs to obtain customer contracts, of which $104 million was included in Selling, general and administrative expense and the remaining $1 million was a reduction to Revenue. For the three months ended June 30, 2019, the Company recognized $27 million for amortization of costs to obtain customer contracts which was included in Selling, general and administrative expense. For the nine months ended June 30, 2019, the Company recognized $73 million for amortization of costs to obtain customer contracts, of which $70 million was included in Selling, general and administrative expense and the remaining $3 million was a reduction to Revenue.
Contract fulfillment costs are recognized consistent with the transfer to the customer of the underlying performance obligations based on the specific contracts to which they relate. For the three months ended June 30, 2020, the Company recognized $12 million of contract fulfillment costs, of which $8 million was included within Costs and the remaining $4 million was a reduction to revenue. For the nine months ended June 30, 2020, the Company recognized $32 million of contract fulfillment costs, of which $28 million was included within Costs and the remaining $4 million was a reduction to revenue. For the three and nine months ended June 30, 2019, the Company recognized $11 million and $31 million of contract fulfillment costs within Costs, respectively.
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
The following table details the components of net lease expense for the three and nine months ended June 30, 2020:

In millions	Three months ended June 30, 2020	Nine months ended June 30, 2020
Operating lease cost (1)	$17	$51
Short-term lease cost (1)	1	4
Variable lease cost (1)(2)	5	14
Finance lease amortization of right-of-use assets (1)	1	3
Sublease income (3)	(1)	(4)
Total lease cost	$23	$68
(1)Allocated between Cost of products and services, and Operating expenses.
(2)Includes real estate taxes and other charges for non-lease services payable to lessors and recognized in the period incurred.
(3)Included in Other income, net.

The Company's right-of-use assets and lease liabilities for financing leases are included in the Condensed Consolidated Balance Sheet as follows:

In millions	June 30, 2020
ASSETS
Property, plant and equipment, net	$10

LIABILITIES
Other current liabilities	8
Other liabilities	8
The following table presents the Company's annual maturity of lease payments, weighted average remaining lease term and weighted average interest rate for operating and financing leases as of June 30, 2020:

In millions	Operating Leases	Financing Leases
Remaining three months of 2020	$18	$3
2021	53	8
2022	47	3
2023	34	2
2024	25	1
2025	14	—
2026 and thereafter	21	—
Total lease payments	212	17
Less: imputed interest	(28)	(1)
Total lease liability	$184	$16
Weighted average remaining lease term	4.7 years	2.7 years
Weighted average interest rate	6.1%	5.7%
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
The Company outsources certain delivery services associated with its Enterprise Cloud and Managed Services, which included the sale of specified assets owned by the Company that were leased-back by the Company and are accounted for as a finance lease. As of June 30, 2020 and September 30, 2019, finance lease obligations associated with these sale leaseback agreements were $7 million and $13 million, respectively.
5. Strategic Partnership
On October 3, 2019, the Company entered into certain agreements that establish the framework for the Company's strategic partnership with RingCentral, a leading provider of global enterprise cloud communications, collaboration and contact center ("CC") solutions, to accelerate the Company's transition to the cloud. Through this partnership, the Company introduced Avaya Cloud Office by RingCentral ("Avaya Cloud Office" or "ACO"), a new global unified communications as a service ("UCaaS") solution. Avaya Cloud Office expands the Company's portfolio to offer a full suite of UC, CC, UCaaS and contact center as a service solutions to its global customer base. ACO combines RingCentral's leading UCaaS platform with Avaya technology, services and migration capabilities to create a highly differentiated UCaaS offering. The transaction closed on October 31, 2019 and ACO was launched on March 31, 2020. The Company now has a full suite of public, private and hybrid cloud solutions for its global UC and CC customers and partners.
As part of the strategic partnership, the Company and RingCentral also entered into an agreement governing the terms of the commercial arrangement between the parties (the "Framework Agreement"). Under the Framework Agreement, the parties entered into a Super Master Agent Agreement, pursuant to which Avaya acts as an agent to Avaya's channel partners with respect to the sale of ACO and make direct sales of ACO. RingCentral will pay a fee to Avaya, including for the benefit of its channel partners, for each such sale. In addition, for each unit of ACO sold during the term of the Framework Agreement, RingCentral will pay Avaya certain fees. Among other things, the Framework Agreement requires Avaya to (subject to certain exceptions) market and sell ACO as its exclusive UCaaS solution (as defined in the Framework Agreement). The Framework Agreement has a multiyear term and can be terminated early by either party in the event (i) the other party fails to cure a material breach or (ii) the other party undergoes a change in control.
In accordance with the Framework Agreement, RingCentral paid Avaya $375 million, predominantly for future fees, as well as for certain licensing rights. The $375 million payment consisted of $361 million in RingCentral shares and $14 million in cash. During the nine months ended June 30, 2020, the Company sold all of its RingCentral shares. During the three and nine months ended June 30, 2020, the Company recognized gains on RingCentral shares of $29 million and $59 million, respectively, within Other income, net in the Condensed Consolidated Statements of Operation~~s~~.
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
6. Goodwill, net and Intangible Assets, net
Goodwill, net
The changes in the carrying amount of goodwill by segment during fiscal 2020 were as follows:

(In millions)	Products & Solutions	Services	Total
Balance as of September 30, 2019
Cost	$1,282	$1,478	$2,760
Accumulated impairment charges	(657)	—	(657)
	625	1,478	2,103
Impairment charges	(624)	—	(624)
Foreign currency fluctuations	(1)	(1)	(2)
Balance as of June 30, 2020
Cost	1,281	1,477	2,758
Accumulated impairment charges	(1,281)	—	(1,281)
	$—	$1,477	$1,477
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
Under the income approach, the fair value of a reporting unit is estimated using a discounted cash flows model. Future cash flows are based on forward-looking information regarding revenue and costs for each reporting unit and are discounted using an appropriate discount rate. The discounted cash flows model relies on assumptions regarding revenue growth rates, projected gross profit, working capital needs, selling, general and administrative expenses, research and development expenses, business restructuring costs, capital expenditures, income tax rates, discount rates and terminal growth rates. The discount rates the Company uses represent the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in its reporting unit operations and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of its model, the Company uses a terminal value approach. Under this approach, the Company applies a perpetuity growth assumption to determine the terminal value. The Company incorporates the present value of the resulting terminal value into its estimate of fair value. Forecasted cash flows for each reporting unit consider current economic conditions and trends, estimated future operating results, the Company's view of growth rates and anticipated future economic conditions. Revenue growth rates inherent in the forecasts are based on input from internal and external market intelligence research sources that compare factors such as growth in global economies, regional trends in the telecommunications industry and product evolution from a technological segment basis. Macroeconomic factors such as changes in economies, product evolution, industry consolidation and other changes beyond the Company's control could have a positive or negative impact on achieving its targets.
The market approach estimates the fair value of a reporting unit by applying multiples of operating performance measures to the reporting unit's operating performance (the "Guideline Public Company Method"). These multiples are derived from comparable publicly-traded companies with similar investment characteristics to the reporting unit. The key estimates and assumptions that are used to determine the fair value under the market approach include current and projected 12-month operating performance results, as applicable, and the selection of the relevant multiples that are applied.
Nine Months Ended June 30, 2020
During the first quarter of fiscal 2020, the Company changed its reporting units to align with changes in its organizational structure, mainly resulting from the previously disclosed strategic review process which concluded in October 2019. As a result, on October 1, 2019, the Company consolidated its Unified Communications ("UC") and Contact Center ("CC") reporting units into a Products & Solutions reporting unit and consolidated its Global Support Services ("GSS"), Avaya Professional Services ("APS") and Enterprise Cloud and Managed Services ("ECMS") reporting units into a Services reporting unit. As a result of these changes, the Company's reporting units are the same as its operating segments. Due to the consolidation of reporting units, the Company performed an interim goodwill impairment assessment immediately before and after the consolidation on October 1, 2019 by estimating and comparing the fair value of each reporting unit to its carrying value. The Company determined that the carrying amounts of each of the Company's reporting units did not exceed their estimated fair values and therefore no impairment existed as of October 1, 2019.
During the second quarter of fiscal 2020, the Company concluded that a triggering event occurred for both of its reporting units due to (i) the impact of the COVID-19 pandemic on the macroeconomic environment which led to revisions to the Company's long-term forecast during the second quarter of fiscal 2020 and (ii) the sustained decrease in the Company's stock price since the advent of the pandemic which was caused by the resulting volatility in the financial markets. As a result, the Company performed an interim quantitative goodwill impairment test as of March 31, 2020 to compare the fair values of its reporting units to their respective carrying amounts, including the goodwill allocated to each reporting unit. The results of the Company's interim goodwill impairment test as of March 31, 2020 indicated that the estimated fair value of the Company's Services reporting unit exceeded its carrying amount by 16%. The carrying amount of the Company's Products & Solutions reporting unit exceeded its estimated fair value primarily due to a reduction in the Company's long-term forecast to reflect increased risk from higher market uncertainty and the accelerated reduction of product sales related to the Company's historical on-premises perpetual licenses. The Company anticipates a continued shift and acceleration of customers upgrading and acquiring new technology innovation through the utilization of the Company's subscription offering, which is included in the Services reporting unit. As a result, the Company recorded a goodwill impairment charge of $624 million to write down the full carrying amount of the Products & Solutions goodwill in the Impairment charges line item in the Condensed Consolidated Statements of Operations for the nine months ended June 30, 2020.
The Company's long-term forecast includes significant estimates and assumptions, including management's estimate of the potential impact of the COVID-19 pandemic on the Company's operating results. Due to the uncertainty surrounding the impact of the COVID-19 pandemic on the macroeconomic environment and, more specifically, on the Company's future operating results, it is reasonably possible that the pandemic could have a more adverse impact than what is currently contemplated by the Company's long-term forecast.
The Company determined that no events occurred or circumstances changed during the three months ended June 30, 2020 that would indicate that it is more likely than not that its goodwill was impaired. To the extent that business conditions deteriorate or if changes in key assumptions and estimates differ significantly from management's expectations, it may be necessary to record additional impairment charges in the future.
Nine Months Ended June 30, 2019
During the third quarter of fiscal 2019, the Company concluded that triggering events occurred for all of its reporting units due to a sustained decrease in the Company's stock price and lower than planned financial results which led to revisions to the Company's long-term forecast during the third quarter of fiscal 2019. As a result, the Company performed an interim quantitative goodwill impairment test as of June 30, 2019 to compare the fair values of its reporting units to their respective carrying values, including the goodwill allocated to each reporting unit.
The results of the Company's interim goodwill impairment test as of June 30, 2019 indicated that the estimated fair values of the Company's UC, GSS, APS and ECMS reporting units were greater than their carrying amounts, however, the carrying amount of the Company's CC reporting unit within the Products & Solutions segment exceeded its estimated fair value primarily due to a reduction in the Company's long-term forecast. As a result, the Company recorded a goodwill impairment charge of $657 million in the Condensed Consolidated Statement of Operations of the nine months ended June 30, 2019, representing the amount by which the carrying value of the CC reporting unit exceeded its fair value.

Intangible Assets, net
The Company's intangible assets consist of the following for the periods indicated:

(In millions)	Technology and Patents	Customer Relationships and Other Intangibles	Trademarks and Trade Names	Total
Balance as of June 30, 2020
Finite-lived intangible assets:
Cost	$960	$2,150	$42	$3,152
Accumulated amortization	(437)	(394)	(17)	(848)
Finite-lived intangible assets, net	523	1,756	25	2,304

Indefinite-lived intangible assets:
Cost	—	—	333	333
Accumulated impairment	—	—	—	—
Indefinite-lived intangible assets, net	—	—	333	333
Intangible assets, net	$523	$1,756	$358	$2,637
Balance as of September 30, 2019
Finite-lived intangible assets:
Cost	$960	$2,154	$42	$3,156
Accumulated amortization	(308)	(279)	(11)	(598)
Finite-lived intangible assets, net	652	1,875	31	2,558
Indefinite-lived intangible assets:
Cost	2	—	333	335
Accumulated amortization	(2)	—	—	(2)
Indefinite-lived intangible assets, net	—	—	333	333
Intangible assets, net	$652	$1,875	$364	$2,891
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
The recoverability test of finite-lived assets is based on forecasts of undiscounted cash flows for each asset group. The fair value for the Company's indefinite-lived intangible asset, the Avaya Trade Name, is estimated using the relief-from-royalty model, a form of the income approach. Under this methodology, the fair value of the trade name is estimated by applying a royalty rate to forecasted net revenues which is then discounted using a risk-adjusted rate of return on capital. Revenue growth rates inherent in the forecast are based on input from internal and external market intelligence research sources that compare factors such as growth in global economies, regional trends in the telecommunications industry and product evolution from a technological segment basis. The royalty rate is determined using a set of observed market royalty rates.
Nine Months Ended June 30, 2020
As a result of the goodwill triggering event described above, the Company performed a recoverability test on all of its finite-lived asset groups as of March 31, 2020 before proceeding to the goodwill impairment review and concluded that no impairment charge was necessary. As of March 31, 2020, the Company also performed an interim quantitative impairment test for the Avaya Trade Name which indicated no impairment existed and the level of excess fair value over carrying value was 5%. As of March 31, 2020, an increase in the discount rate of 50 basis points or a decrease in the long-term revenue growth rate of 140 basis points would have resulted in an estimated fair value of the trade name below its carrying value.
The Company determined that no events occurred or circumstances changed during the three months ended June 30, 2020 that would indicate that its finite-lived intangible assets may not be recoverable or that it is more likely than not that its indefinite-lived intangible assets were impaired. To the extent that business conditions deteriorate or if changes in key assumptions and estimates differ significantly from management's expectations, it may be necessary to record impairment charges in the future.

Nine Months Ended June 30, 2019
During the third quarter of fiscal 2019, the Company elected to abandon an in-process research and development project that no longer aligned with the Company's technology roadmap. As a result, the Company recorded an impairment charge of $2 million to write down the full carrying amount of the project within the Impairment charges line item in the Condensed Consolidated Statements of Operations.
As a result of the goodwill triggering events during the third quarter of fiscal 2019, the Company performed a recoverability test on all of its finite-lived asset groups as of June 30, 2019 before proceeding to the goodwill impairment review and concluded that no impairment charge was necessary. The Company also performed an interim quantitative impairment test for the Avaya Trade Name as of June 30, 2019 and determined that its estimated fair value exceeded its carrying value and no impairment existed.
7. Supplementary Financial Information

The following table presents a summary of Other income, net for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(In millions)	2020	2019	2020	2019
OTHER INCOME, NET
Interest income	$1	$4	$6	$11
Foreign currency loss, net	(5)	(1)	(16)	(8)
Gain on investments in equity and debt securities, net	29	—	49	—
Other pension and post-retirement benefit credits, net	5	1	16	5
Change in fair value of emergence date warrants	(3)	7	—	28
Sublease income	1	—	4	—
Other, net	(1)	1	(3)	(1)
Total other income, net	$27	$12	$56	$35
The gain on investments in equity and debt securities, net for the three and nine months ended June 30, 2020 includes gains on RingCentral shares of $29 million and $59 million, respectively, which are further described in Note 5. "Strategic Partnership." The gain on investments in equity and debt securities, net for the nine months ended June 30, 2020 also includes a $10 million impairment of debt securities owned by the Company which is further described in Note 11, "Fair Value Measurements."
The following table presents supplemental cash flow information for the periods presented:

	Three months ended June 30,		Nine months ended June 30,
(In millions)	2020	2019	2020	2019
OTHER PAYMENTS
Interest payments	$47	$61	$151	$160
Income tax payments	63	13	88	48

NON-CASH INVESTING ACTIVITIES
Increase (decrease) in Accounts payable for Capital expenditures	$1	$(6)	$5	$(1)
Acquisition of equipment under finance leases	$5	$—	$5	$—

During the three and nine months ended June 30, 2020, the Company made payments for operating lease liabilities of $17 million and $50 million, respectively, and recorded non-cash additions for operating lease right-of-use assets of $14 million and $29 million, respectively.
The following table presents a reconciliation of cash, cash equivalents, and restricted cash that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows for the periods presented:

(In millions)	June 30, 2020	September 30, 2019	June 30, 2019	September 30, 2018
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$742	$752	$729	$700
Restricted cash included in other assets	4	4	5	4
Total cash, cash equivalents, and restricted cash	$746	$756	$734	$704

8. Business Restructuring Reserves and Programs
The following table summarizes the restructuring charges by activity for the periods presented:

	Three months ended June 30,		Nine months ended June 30,
(In millions)	2020	2019	2020	2019
Employee separation costs	$5	$1	$6	$10
Facility exit costs	15	—	21	2
Total restructuring charges	$20	$1	$27	$12
The restructuring charges include changes in estimates for increases and decreases in costs or changes in the timing of payments related to the restructuring programs of prior fiscal years. The Company's employee separation costs generally encompass severance charges which include, but are not limited to, termination payments, pension fund payments, and health care and unemployment insurance costs to be paid to, or on behalf of, the affected employees. Facility exit costs primarily include lease obligation charges for exited facilities, including the impact of accelerated lease expense for right-of-use assets and accelerated depreciation expense for leasehold improvements with reductions in their estimated useful lives due to exited facilities. The Company does not allocate restructuring reserves to its operating segments.
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
The following table summarizes the activity for employee separation costs recognized under the Company's restructuring programs for the nine months ended June 30, 2020:

(In millions)	Fiscal 2020 Restructuring Program (2)	Fiscal 2019 Restructuring Program (3)	Fiscal 2008 through 2018 Restructuring Programs (4)	Total
Accrual balance as of September 30, 2019	$—	$11	$53	$64
Cash payments	—	(4)	(16)	(20)
Restructuring charges	7	—	—	7
Adjustments (1)	—	—	(1)	(1)
Impact of foreign currency fluctuations	(1)	1	1	1
Accrual balance as of June 30, 2020	$6	$8	$37	$51
(1)Includes changes in estimates for increases and decreases in costs related to the Company's restructuring programs, which are recorded in Restructuring charges, net in the Condensed Consolidated Statements of Operations in the period of the adjustment.
(2)Payments related to the 2020 restructuring programs are expected to be completed in fiscal 2027.
(3)Payments related to the 2019 restructuring programs are expected to be completed in fiscal 2026.
(4)Payments related to the 2008 through 2018 restructuring programs are expected to be completed in fiscal 2026.

9. Financing Arrangements
The following table reflects principal amounts of debt and debt net of discounts and issuance costs for the periods presented:

	June 30, 2020		September 30, 2019
(In millions)	Principal amount	Net of discounts and issuance costs	Principal amount	Net of discounts and issuance costs
Term Loan Credit Agreement due December 15, 2024	$2,624	$2,602	$2,874	$2,846
Convertible 2.25% senior notes due June 15, 2023	350	286	350	273
ABL Credit Agreement due August 10, 2020	50	50	—	—
Total debt	$3,024	2,938	$3,224	3,119
Debt maturing within one year		(50)		(29)
Long-term debt, net of current portion		$2,888		$3,090
Term Loan and ABL Credit Agreements
As of June 30, 2020 and September 30, 2019, the Company maintained (i) its Term Loan Credit Agreement among Avaya Inc., as borrower, Avaya Holdings, the lending institutions from time to time party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent, maturing on December 15, 2024, (the "Term Loan Credit Agreement") and (ii) its ABL Credit Agreement among Avaya Inc., as borrower, Avaya Holdings, the several other borrowers party thereto, the several lenders from time to time party thereto, and Citibank, N.A., as administrative agent and collateral agent, maturing on December 15, 2022, which provides a revolving credit facility consisting of a U.S. tranche and a foreign tranche allowing for borrowings of up to an aggregate principal amount of $300 million from time to time, subject to borrowing base availability (the "ABL Credit Agreement"). On November 7, 2019, the Company made a principal prepayment on its Term Loan of $250 million. Due to the prepayment, there are no amounts due within one year on the Term Loan and the balance has been classified as non-current as of June 30, 2020.
For the three months ended June 30, 2020 and 2019, the Company recognized interest expense of $32 million and $51 million, respectively, related to the Term Loan Credit Agreement, including the amortization of the underwriting discount. For the nine months ended June 30, 2020 and 2019, the Company recognized interest expense of $118 million and $151 million, respectively, related to the Term Loan Credit Agreement, including the amortization of the underwriting discount.
On April 6, 2020, the Company borrowed $50 million under the ABL Credit Agreement. The borrowing matures monthly and is renewable at the Company's election in accordance with the terms and conditions of the ABL Credit Agreement. As of June 30, 2020, the Company has the ability and intent to repay the ABL Credit Agreement balance within one year and has classified the balance as current. On July 31, 2020, the Company repaid its outstanding borrowing under the ABL Credit Agreement. Under the terms of the ABL Credit Agreement, the Company can issue letters of credit up to $150 million. At June 30, 2020, the Company had issued and outstanding letters of credit and guarantees of $41 million under the ABL Credit Agreement. The aggregate additional principal amount that may be borrowed under the ABL Credit Agreement, based on the borrowing base less $91 million of outstanding borrowings, letters of credit and guarantees was $72 million at June 30, 2020. For the nine months ended June 30, 2020, the Company recognized interest expense of $1 million related to the ABL Credit Agreement. For the three months ended June 30, 2020 and 2019 and the nine months ended June 30, 2019, recognized interest expense related to the ABL Credit Agreement was not material.
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
For the three months ended June 30, 2020 and 2019, the Company recognized interest expense of $7 million and $6 million related to the Convertible Notes, respectively, which includes $4 million of amortization of the underwriting discount and issuance costs in both periods. For the nine months ended June 30, 2020 and 2019, the Company recognized interest expense of $20 million and $18 million related to the Convertible Notes, respectively, which includes $13 million and $12 million of amortization of the underwriting discount and issuance costs, respectively.
The net carrying amount of the Convertible Notes for the periods indicated was as follows:

(In millions)	June 30, 2020	September 30, 2019
Principal	350	350
Less:
Unamortized debt discount	(59)	(72)
Unamortized issuance costs	(5)	(5)
Net carrying amount	$286	$273
The weighted average contractual interest rate of the Company's outstanding debt was 5.8% and 6.3% as of June 30, 2020 and September 30, 2019, respectively. The effective interest rate for the Term Loan Credit Agreement as of June 30, 2020 and September 30, 2019 was not materially different than its contractual interest rate including adjustments related to hedging. The effective interest rate for the ABL Credit Agreement as of June 30, 2020 was not materially different than its contractual interest rate. The effective interest rate for the Convertible Notes was 9.2% as of June 30, 2020 and September 30, 2019 reflecting the separation of the conversion feature in equity. The effective interest rates include interest on the debt and amortization of discounts and issuance costs.
As of June 30, 2020, the Company was not in default under any of its debt agreements.
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
On May 16, 2018, the Company entered into interest rate swap agreements with six counterparties, which fix a portion of the variable interest due under its Term Loan Credit Agreement (the "Swap Agreements"). Under the terms of the Swap Agreements, which mature on December 15, 2022, the Company pays a fixed rate of 2.935% and receives a variable rate of interest based on one-month LIBOR. As of June 30, 2020, the total notional amount of the six Swap Agreements was $1,800 million.
The Swap Agreements are designated as cash flow hedges as they are deemed highly effective as defined under ASC 815. As a result, the unrealized gains or losses on these contracts are initially recorded in Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets. As interest expense is recognized on the Term Loan Credit Agreement, the corresponding deferred gain or loss on the Swap Agreements is reclassified from Accumulated other comprehensive loss to Interest expense in the Condensed Consolidated Statements of Operations. Based on the amount in Accumulated other comprehensive loss at June 30, 2020, approximately $49 million would be reclassified to interest expense in the next twelve months.
On July 1, 2020, the Company entered into new interest rate swap agreements with four counterparties. See Note 21, "Subsequent Event" to our Condensed Consolidated Financial Statements for additional information.
It is management's intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.
Foreign Currency Forward Contracts
The Company, from time-to-time, utilizes foreign currency forward contracts primarily to hedge fluctuations associated with certain monetary assets and liabilities including receivables, payables and certain intercompany obligations. These foreign currency forward contracts are not designated for hedge accounting treatment. As a result, changes in the fair value of these contracts are recorded as a component of Other income, net to offset the change in the value of the hedged assets and liabilities. As of June 30, 2020, the Company maintained open foreign currency forward contracts with a total notional value of $373 million, primarily hedging the British Pound Sterling, Euro, Chinese Renminbi and Indian Rupee.
Emergence Date Warrants
In accordance with the bankruptcy plan adopted in connection with the Company's emergence from bankruptcy on December 15, 2017 (the "Plan of Reorganization"), the Company issued warrants to purchase 5,645,200 shares of Company common stock to the holders of second lien obligations extinguished pursuant to the Plan of Reorganization pursuant to a warrant agreement (the "Emergence Date Warrants"). Each Emergence Date Warrant has an exercise price of $25.55 per share and expires on December 15, 2022. The Emergence Date Warrants contain certain derivative features that require them to be classified as a liability and require changes in the fair value of the liability to be recognized in earnings each reporting period. On November 14, 2018, the Company's Board of Directors approved a warrant repurchase program, authorizing the Company to repurchase up to $15 million worth of the Emergence Date Warrants. None of the Emergence Date Warrants have been exercised or repurchased as of June 30, 2020.
The fair value of the Emergence Date Warrants was determined using a probability weighted Black-Scholes option pricing model. This model requires certain input assumptions including risk-free interest rates, volatility, expected life and dividend rates. Selection of these inputs involves significant judgment. The fair value of the Emergence Date Warrants as of June 30, 2020 and September 30, 2019 was determined using the input assumptions summarized below:

	June 30, 2020	September 30, 2019
Expected volatility	64.94%	56.89%
Risk-free interest rates	0.17%	1.55%
Contractual remaining life (in years)	2.46	3.21
Price per share of common stock	$12.36	$10.23
In determining the fair value of the Emergence Date Warrants, the dividend yield was assumed to be zero as the Company does not anticipate paying dividends throughout the term of the warrants.

The following table summarizes the fair value of the Company's derivatives on a gross basis, including accrued interest, segregated between those that are designated as hedging instruments and those that are not designated as hedging instruments:

		June 30, 2020		September 30, 2019
(In millions)	Balance Sheet Caption	Asset	Liability	Asset	Liability
Derivatives Designated as Hedging Instruments:
Interest rate contracts	Other current liabilities	$—	$49	$—	$23
Interest rate contracts	Other liabilities	—	68	—	58
		—	117	—	81
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Other current assets	1	—	1	—
Foreign exchange contracts	Other current liabilities	—	1	—	—
Emergence Date Warrants	Other liabilities	—	5	—	5
		1	6	1	5
Total derivative fair value		$1	$123	$1	$86
The following tables provide information regarding the location and amount of pre-tax losses for derivatives designated as cash flow hedges:

	Three months ended June 30, 2020		Three months ended June 30, 2019
(In millions)	Interest Expense	Other Comprehensive Loss	Interest Expense	Other Comprehensive Loss
Financial Statement Line Item in which Cash Flow Hedges are Recorded	$(51)	$(7)	$(59)	$(38)

Impact of cash flow hedging relationships:
Loss recognized in AOCI on interest rate swaps	$—	$(7)	$—	$(31)
Interest expense reclassified from AOCI	$(11)	$11	$(2)	$2

	Nine months ended June 30, 2020		Nine months ended June 30, 2019
(In millions)	Interest Expense	Other Comprehensive Loss	Interest Expense	Other Comprehensive Loss
Financial Statement Line Item in which Cash Flow Hedges are Recorded	$(162)	$(52)	$(177)	$(50)

Impact of cash flow hedging relationships:
Loss recognized in AOCI on interest rate swaps	$—	$(57)	$—	$(78)
Interest expense reclassified from AOCI	$(22)	$22	$(7)	$7

The following table provides information regarding the pre-tax (losses) gains for derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Operations:

		Three months ended June 30,		Nine months ended June 30,
(In millions)	Location of Derivative Pre-tax (Loss) Gain	2020	2019	2020	2019
Emergence Date Warrants	Other income, net	$(3)	$7	$—	$28
Foreign exchange contracts	Other income, net	—	(1)	(3)	(1)
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

	June 30, 2020		September 30, 2019
(In millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the Condensed Consolidated Balance Sheets	$1	$123	$1	$86
Gross amount subject to offset in master netting arrangements not offset in the Condensed Consolidated Balance Sheets	(1)	(1)	(1)	(1)
Net amounts	$—	$122	$—	$85

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and September 30, 2019 were as follows:

	June 30, 2020				September 30, 2019
	Fair Value Measurements Using				Fair Value Measurements Using
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments in debt securities	$—	$—	$—	$—	$10	$—	$—	$10
Foreign exchange contracts	1	—	1	—	1	—	1	—
Total assets	$1	$—	$1	$—	$11	$—	$1	$10

Liabilities:
Interest rate contracts	$117	$—	$117	$—	$81	$—	$81	$—
Spoken acquisition earn-outs	—	—	—	—	5	—	—	5
Foreign exchange contracts	1	—	1	—	—	—	—	—
Emergence Date Warrants	5	—	—	5	5	—	—	5
Total liabilities	$123	$—	$118	$5	$91	$—	$81	$10
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
Emergence Date Warrants
Emergence Date Warrants classified as Level 3 liabilities are valued using the Black-Scholes option pricing model.
During the three and nine months ended June 30, 2020 and 2019, there were no transfers between Level 1 and Level 2, or into and out of Level 3.
The following table summarizes the activity for the Company's Level 3 assets and liabilities measured at fair value on a recurring basis:

(In millions)	Emergence Date Warrants	Spoken acquisition earn-outs	Investments in debt securities
Balance as of September 30, 2019	$5	$5	$10
Impairment(1)	—	—	(10)
Settlement	—	(5)	—
Balance as of June 30, 2020	$5	$—	$—
(1)During the nine months ended June 30, 2020, the Company recorded an other-than-temporary impairment charge for a $10 million credit loss on its investments in debt securities mainly driven by a decline in the macroeconomic environment due to the COVID-19 pandemic and a decline in the expected operating results and cash flows for the investment company. The impairment charge is included in Other income, net.

Fair Value of Financial Instruments
The fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and amounts borrowed under the ABL Credit Agreement, to the extent the underlying liability will be settled in cash, approximate their carrying values because of the short-term nature of these instruments.
As of June 30, 2020 and September 30, 2019, the estimated fair value of the Company's Term Loan Credit Agreement was determined using a Level 2 input based on a market approach utilizing market-clearing data on the valuation date in addition to bid/ask prices.
As of June 30, 2020 and September 30, 2019, the estimated fair value of the Convertible Notes was determined based on the quoted price of the Convertible Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2.
The estimated fair values of the Company's Term Loan Credit Agreement and Convertible Notes as of June 30, 2020 and September 30, 2019 are as follows:

	June 30, 2020		September 30, 2019
(In millions)	Principal amount	Fair value	Principal amount	Fair value
Term Loan Credit Agreement due December 15, 2024	$2,624	$2,429	$2,874	$2,739
Convertible 2.25% senior notes due June 15, 2023	350	287	350	298
Total	$2,974	$2,716	$3,224	$3,037

12. Income Taxes
The Company's effective income tax rate for the three and nine months ended June 30, 2020 differed from the U.S. federal tax rate primarily due to: (1) income and losses taxed at different foreign tax rates, (2) deferred tax assets (including losses) generated for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) U.S. state and local income taxes, (4) the impact of the Tax Cuts and Jobs Act ("the Act") and associated regulations, (5) the goodwill impairment charge recorded in the second quarter of fiscal 2020, (6) the impact of the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") and (7) foreign tax credits.
The Company's effective income tax rate for the three and nine months ended June 30, 2019 differed from the U.S. federal tax rate primarily due to: (1) income and losses taxed at different foreign tax rates, (2) losses generated within certain foreign jurisdictions for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) non-U.S. withholding taxes on foreign earnings, (4) current period changes to unrecognized tax positions, (5) U.S. state and local income taxes, (6) the impact of the Act, (7) the goodwill impairment charges recorded in the third quarter of fiscal 2019, (8) current period elections taken in submitted tax filings, and (9) foreign tax credits.
On December 22, 2017, the Act was signed into law. The Act lowered the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. The Company has a September 30th tax year-end and therefore many of the tax law changes became effective in the first quarter of fiscal 2019. The Company benefits from the deduction attributable to Foreign Derived Intangible Income and has taxable income attributable to Global Intangible Low-Taxed Income, both of which impact the effective tax rate. During the three months ended December 31, 2018, Avaya completed its analysis of the impact of the Act as required by Staff Accounting Bulletin No. 118 issued by the SEC on December 22, 2017.
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

The components of the pension and post-retirement net periodic benefit (credit) cost for the periods indicated are provided in the table below:

	Three months ended June 30,		Nine months ended June 30,
(In millions)	2020	2019	2020	2019
Pension Benefits - U.S.
Components of net periodic benefit credit
Service cost	$1	$1	$3	$3
Interest cost	7	10	22	29
Expected return on plan assets	(14)	(15)	(42)	(45)
Net periodic benefit credit	$(6)	$(4)	$(17)	$(13)
Pension Benefits - Non-U.S.
Components of net periodic benefit cost
Service cost	$2	$2	$6	$5
Interest cost	1	2	3	7
Net periodic benefit cost	$3	$4	$9	$12
Post-retirement Benefits - U.S.
Components of net periodic benefit cost
Service cost	$1	$—	$1	$1
Interest cost	2	4	8	11
Expected return on plan assets	(2)	(2)	(7)	(7)
Amortization of prior service cost	—	—	(1)	—
Amortization of actuarial loss	—	(1)	—	(1)
Net periodic benefit cost	$1	$1	$1	$4
The service components of net periodic benefit (credit) cost were recorded similar to compensation expense, while all other components were recorded in Other income, net.
The Company's general funding policy with respect to its U.S. qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations, or to directly pay benefits where appropriate. Contributions to U.S. pension plans were $9 million for the nine months ended June 30, 2020, which represented the amounts required to satisfy the minimum statutory funding requirements in the U.S. On March 27, 2020, the CARES Act was signed into law, providing limited relief for pension funding and retirement plan distributions. Under the CARES Act, employers may delay contributions for single employer defined benefit pension plans until January 1, 2021. As a result, the Company does not expect to make additional U.S. pension plan contributions in fiscal 2020 other than its final contribution for the 2019 plan year of $1 million.
Contributions to the non-U.S. pension plans were $18 million for the nine months ended June 30, 2020. For the remainder of fiscal 2020, the Company estimates that it will make contributions totaling $6 million for its non-U.S. plans.
In June 2019, the Company announced a change in medical benefits under the post-retirement medical plan for represented retirees as of April 30, 2019 and their eligible dependents. Effective January 1, 2020, the post-retirement medical plan coverage provided through the Company's group plan was replaced with medical coverage provided through the private and public insurance marketplace for the identified retirees. As a result, the U.S. represented retiree post-retirement plan was remeasured as of June 30, 2019, which resulted in the recognition of an $8 million increase to the accumulated benefit obligation with an offset to Accumulated other comprehensive loss within the Condensed Consolidated Balance Sheets. The increase was mainly driven by changes in actuarial assumptions, partially offset by the impact of the change in medical coverage.
Most post-retirement medical benefits are not pre-funded. Consequently, the Company makes payments directly to the claims administrator as retiree medical benefit claims are disbursed. These payments are funded by the Company up to the maximum contribution amounts specified in the plan documents and contract with the Communications Workers of America and the International Brotherhood of Electrical Workers, and contributions from the participants, if required. During the nine months ended June 30, 2020, the Company made payments for retiree medical and dental benefits of $10 million and received a $3 million reimbursement from the represented employees' post-retirement health trust related to payments in prior periods. The Company estimates it will make contributions for retiree medical and dental benefits totaling $3 million for the remainder of fiscal 2020.

14. Share-based Compensation
Pre-tax share-based compensation expense for the three months ended June 30, 2020 and 2019 was $7 million and $8 million, respectively, and $21 million and $19 million for the nine months ended June 30, 2020 and 2019, respectively.
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
2019 Equity Incentive Plan
On November 13, 2019, the Board of Directors of the Company (the "Board") approved the Avaya Holdings Corp. 2019 Equity Incentive Plan and on January 8, 2020 approved an amendment to such plan (as so amended, the "2019 Plan"). On November 13, 2019, the Board also adopted the 2019 Omnibus Inducement Equity Plan (the "Inducement Plan"), which reserved up to 1,700,000 shares of the Company's common stock for awards to be made to certain prospective employees pursuant to the "inducement grant" exemption under the NYSE Listing Rules. On March 4, 2020, the stockholders of the Company approved the 2019 Plan and, as of such date, no additional awards may be granted under the 2017 Plan or the Inducement Plan (together, the "Prior Plans"). The 2019 Plan provides an initial pool of 18,800,000 shares of common stock that may be issued or granted, which can be adjusted for shares that become available from existing awards issued under the Prior Plans in accordance with the terms of the 2019 Plan.
Restricted Stock Units
During the nine months ended June 30, 2020, the Company granted 1,888,007 RSUs with a weighted average grant date fair value of $12.06 per RSU. During the nine months ended June 30, 2020, there were 1,204,055 RSUs that vested with a weighted average grant date fair value of $15.35 per RSU.
Performance Restricted Stock Units
During the nine months ended June 30, 2020, the Company granted 661,856 PRSUs with a weighted average grant date fair value of $13.69 per PRSU, which will vest based on the attainment of specified performance metrics for each of the next three separate fiscal years (collectively the "Performance Period"), and the Company's total shareholder return over the Performance Period as compared to the total shareholder return for a specified index of companies over the same period. During the Performance Period, the Company will adjust compensation expense for the awards based on its best estimate of attainment of the specified annual performance metrics. The cumulative effect on current and prior periods of a change in the estimated number of PRSUs that are expected to be earned during the Performance Period will be recognized as an adjustment to earnings in the period of the revision.
The grant date fair value of the awards was determined using a Monte Carlo simulation model that incorporated multiple valuation assumptions, including the probability of achieving the total shareholder return market condition and the following assumptions presented on a weighted-average basis:

Nine months ended June 30, 2020
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

Stock Options
During the nine months ended June 30, 2020, the Company granted 163,666 non-qualified stock options with a grant date fair value of $6.11 per option. The grant date fair value was determined using the Black-Scholes option pricing model with the following assumptions:

Nine months ended June 30, 2020
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

Employee Stock Purchase Plan
On January 8, 2020, the Board approved the Avaya Holdings Corp. 2020 Employee Stock Purchase Plan ("ESPP"). A maximum of 5,500,000 shares of the Company's common stock has been reserved for issuance under the ESPP. Under the ESPP, eligible employees may purchase the Company's common stock through payroll deductions at a discount not to exceed 15% of the lower of the fair market values of the Company's common stock as of the beginning or end of each 3-month offering period. Payroll deductions are limited to 10% of the employee's eligible compensation and a maximum of 6,250 shares of the Company's common stock may be purchased by an employee each offering period. The first offering period began on June 1, 2020. During the nine months ended June 30, 2020, the Company withheld $1 million of eligible employee compensation for purchases of common stock under the ESPP.
The grant date fair value for shares issued under the ESPP is measured on the date that each offering period commences. The grant date fair value for the offering period that commenced during the nine months ended June 30, 2020 was $6.31 per share. The grant date fair value was determined using a Black-Scholes option pricing model with the following assumptions:

Nine months ended June 30, 2020
Expected volatility(1)	140.23%
Risk-free interest rate(2)	0.14%
Dividend yield(3)	—%
(1)Expected volatility based on the Company's historical data.
(2) Risk-free interest rate based on U.S. Treasury yields with a term equal to the length of the offering period.
(3) Dividend yield was assumed to be zero as the Company does not anticipate paying dividends.
15. Capital Stock
Preferred Stock
The Company's certificate of incorporation authorizes it to issue up to 55,000,000 shares of preferred stock with a par value of $0.01 per share.
On October 31, 2019, the Company issued 125,000 shares of its 3% Series A Convertible Preferred Stock, par value $0.01 per share ("Series A Preferred Stock"), to RingCentral for an aggregate purchase price of $125 million. The Series A Preferred Stock is convertible into shares of the Company's common stock at an initial conversion price of $16.00 per share, which represents an approximately 9% interest in the Company's common stock on an as-converted basis as of June 30, 2020, assuming no holders of warrants, convertible notes or similar instruments exercise their exercise or conversion rights. The holders of the Series A Preferred Stock are entitled to vote, on an as-converted basis, together with holders of the Company's common stock on all matters submitted to a vote of the holders of the common stock. Holders of the Series A Preferred Stock are entitled to receive dividends, in preference and priority to holders of the Company's common stock, which accrue on a daily basis at the rate of 3% per annum of the stated value of the Series A Preferred Stock. The stated value of the Series A Preferred Stock was initially $1,000 per share and will be increased by the sum of any dividends on such shares not paid in cash. These dividends are cumulative and compound quarterly. The holders of the Series A Preferred Stock participate in any dividends the Company pays on its common stock, equal to the dividend which holders would have received if their Series A Preferred Stock had been converted into common stock on the date such common stock dividend was determined. In the event the Company is liquidated or dissolved, the holders of the Series A Preferred Stock are entitled to receive an amount equal to the liquidation preference (which equals the stated value plus any accrued and unpaid dividends) for each share of Series A Preferred Stock before any distribution is made to holders of the Company's common stock.
The Series A Preferred Stock are redeemable at the Company's election upon the termination of the Framework Agreement. In addition, the holders of the Series A Preferred Stock have certain rights to require the Company to redeem or put rights to require the Company to repurchase all or any portion of the Series A Preferred Stock. The holders can exercise such redemption rights, upon at least 21 days' notice, after the termination of the Framework Agreement or upon the occurrence of certain events. If and to the extent the redemption right is exercised, the Company would be required to purchase each share of Series A Preferred Stock at the per share price equal to the stated value of the Series A Preferred Stock which will be increased by the sum of any dividends on such shares that have accrued and have been paid in kind, plus all accrued but unpaid dividends. Given that the holders of the Series A Preferred Stock may require the Company to redeem all or a portion of its shares, the Series A Preferred Stock is classified in the mezzanine section of the Condensed Consolidated Balance Sheets between Total liabilities and Stockholders' equity. As of June 30, 2020, the carrying value of the Series A Preferred Stock was $128 million, which includes $3 million of accumulated and unpaid dividends.
In connection with the issuance of the Series A Preferred Stock, the Company granted RingCentral certain customary consent rights with respect to certain actions by the Company, including amending the Company's organizational documents in a manner that would have an adverse effect on the Series A Preferred Stock and issuing securities that are senior to, or equal in priority with, the Series A Preferred Stock. In addition, pursuant to an Investor Rights Agreement, until such time when RingCentral and its affiliates hold or beneficially own less than 4,759,339 shares of the Company's common stock (on an as-converted basis), RingCentral has the right to nominate one person for election to the Company's Board of Directors. The director designated by RingCentral has the option (i) to serve on the Company's Audit and Nominating and Corporate Governance Committees or (ii) to attend (but not vote at) all of the Company's Board of Directors' committee meetings. The director to be designated by RingCentral will be nominated to the Company's Board of Directors following RingCentral's identification of a nominee.
Common Stock
The Company's certificate of incorporation authorizes it to issue up to 550,000,000 shares of common stock with a par value of $0.01 per share. As of June 30, 2020, there were 82,864,260 shares issued and outstanding. As of September 30, 2019, there were 111,046,085 shares issued and 111,033,405 shares outstanding with the remaining 12,680 shares distributable in accordance with the Plan of Reorganization.
On November 14, 2018, the Company's Board of Directors approved a warrant repurchase program, authorizing the Company to repurchase Emergence Date Warrants for an aggregate expenditure of up to $15 million. The repurchases may be made from time to time in the open market, through block trades or in privately negotiated transactions. The Company may adopt one or more purchase plans pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in order to implement the warrant repurchase program. The warrant repurchase program does not obligate the Company to purchase any warrants and may be terminated, increased or decreased by the Board of Directors in its discretion at any time. As of June 30, 2020, there were no warrant repurchases under the program.
On October 1, 2019, the Board of Directors of the Company approved a share repurchase program authorizing the Company to repurchase the Company's common stock for an aggregate expenditure of up to $500 million. The repurchases may be made from time to time in the open market, through block trades or in privately negotiated transactions. The Company adopted a purchase plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, to implement the share repurchase program. The share repurchase program does not obligate the Company to purchase any common stock and may be terminated, increased or decreased by the Board in its discretion at any time. All shares that are repurchased under the program are retired by the Company. During the nine months ended June 30, 2020, the Company repurchased 28,923,664 shares of its common stock at a weighted average price per share of $11.41, including transaction costs. The Company did not repurchase any shares of its common stock during the three months ended June 30, 2020. As of June 30, 2020, the remaining authorized amount for share repurchases under this program was $170 million.

16. Earnings (Loss) Per Common Share
Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share reflects the potential dilution that would occur if equity awards granted under the Company's various share-based compensation plans were vested or exercised; if the Company's Series A Preferred Stock were converted into shares of the Company's common stock; if the Company's Convertible Notes or the warrants the Company sold to purchase up to 12.6 million shares of its common stock in connection with the issuance of Convertible Notes ("Call Spread Warrants") were exercised; and/or if the Emergence Date Warrants were exercised, resulting in the issuance of common shares that would participate in the earnings of the Company.
The following table sets forth the calculation of net income (loss) attributable to common stockholders and the computation of basic and diluted earnings (loss) per share for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(In millions, except per share amounts)	2020	2019	2020	2019
Earnings (loss) per share:
Numerator
Net Income (loss)	$9	$(633)	$(717)	$(637)
Dividends and accretion to preferred stockholders	(1)	—	(7)	—
Undistributed Income (loss)	8	(633)	(724)	(637)
Percentage allocated to common stockholders(1)	91.2%	100.0%	100.0%	100.0%
Numerator for basic and diluted earnings (loss) per common share	$7	$(633)	$(724)	$(637)

Denominator
Denominator for basic earnings (loss) per weighted average common shares	83.1	111.0	95.1	110.7
Effect of dilutive securities
Restricted stock units	0.2	—	—	—
Denominator for diluted earnings (loss) per weighted average common shares	83.3	111.0	95.1	110.7

Earnings (loss) per common share
Basic	$0.08	$(5.70)	$(7.61)	$(5.75)
Diluted	$0.08	$(5.70)	$(7.61)	$(5.75)

(1) Basic weighted average common stock outstanding	83.1	111.0	95.1	110.7
Basic weighted average common stock and common stock equivalents (preferred shares)	91.1	111.0	95.1	110.7
Percentage allocated to common stockholders	91.2%	100.0%	100.0%	100.0%

The Company's Series A Preferred Stock are participating securities, which requires the application of the two-class method to calculate basic and diluted earnings per share. Under the two-class method, undistributed earnings are allocated to common stock and participating securities according to their respective participating rights in undistributed earnings, as if all the earnings for the period had been distributed. Basic earnings (loss) per common share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Net income (loss) attributable to common stockholders is reduced for preferred stock dividends earned and accretion recognized during the period. No allocation of undistributed earnings to participating securities was performed for periods with net losses as such securities do not have a contractual obligation to share in the losses of the Company.
For the three months ended June 30, 2020, the Company excluded 2.1 million RSUs, 1.0 million stock options, 0.2 million shares issuable under the ESPP, 5.6 million Emergence Date Warrants and 0.1 million shares of Series A Preferred Stock from the diluted earnings (loss) per share calculation as their effect would have been anti-dilutive. The Company also excluded 1.0 million PRSUs from the diluted earnings (loss) per share calculation as their performance metrics have not yet been attained.

For the nine months ended June 30, 2020, the Company excluded 2.8 million RSUs, 1.0 million stock options, 0.2 million shares issuable under the ESPP, 5.6 million Emergence Date Warrants and 0.1 million shares of Series A Preferred Stock from the diluted earnings (loss) per share calculation as their effect would have been anti-dilutive. The Company also excluded 1.0 million PRSUs from the diluted earnings (loss) per share calculation as their performance metrics have not yet been attained.
For the three and nine months ended June 30, 2019, the Company excluded 1.0 million stock options, 3.6 million RSUs and 5.6 million Emergence Date Warrants from the diluted earnings (loss) per share calculation as their effect would have been anti-dilutive. The Company also excluded 0.5 million PRSUs from the diluted earnings (loss) per share calculation as their performance metrics had not yet been attained.
The Company's Convertible Notes and Call Spread Warrants were excluded from the diluted earnings (loss) per share calculation for all periods presented as their effect would have been anti-dilutive.
17. Operating Segments
The Products & Solutions segment primarily develops, markets, and sells unified communications and contact center solutions, offered on premises, in the cloud, or as a hybrid solution. These integrate multiple forms of communications, including telephony, email, instant messaging and video. The Services segment develops, markets and sells comprehensive end-to-end global service offerings that enable customers to evaluate, plan, design, implement, monitor, manage and optimize complex enterprise communications networks. We also classify customers who upgrade and acquire new technology through the Company's subscription offerings as part of our Services segment.
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
Summarized financial information relating to the Company's operating segments is shown in the following table for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(In millions)	2020	2019	2020	2019
REVENUE
Products & Solutions	$262	$298	$805	$913
Services	460	422	1,317	1,269
Unallocated Amounts (1)	(1)	(3)	(4)	(18)
	$721	$717	$2,118	$2,164
GROSS PROFIT
Products & Solutions	$159	$189	$507	$587
Services	282	249	791	759
Unallocated Amounts (2)	(44)	(48)	(136)	(163)
	397	390	1,162	1,183
OPERATING EXPENSES
Selling, general and administrative	232	253	763	761
Research and development	52	49	155	154
Amortization of intangible assets	40	41	122	122
Impairment charges	—	659	624	659
Restructuring charges, net	20	1	27	12
	344	1,003	1,691	1,708
OPERATING INCOME (LOSS)	53	(613)	(529)	(525)
INTEREST EXPENSE AND OTHER INCOME, NET	(24)	(47)	(106)	(142)
INCOME (LOSS) BEFORE INCOME TAXES	$29	$(660)	$(635)	$(667)
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
18.  Accumulated Other Comprehensive (Loss) Income
The components of Accumulated other comprehensive (loss) income for the periods indicated were as follows:

(In millions)	Change in Unamortized Pension, Post-retirement and Postemployment Benefit-related Items	Foreign Currency Translation	Unrealized Loss on Term Loan Interest Rate Swap	Accumulated Other Comprehensive (Loss) Income
Balance as of March 31, 2020	$(106)	$(13)	$(99)	$(218)
Other comprehensive loss before reclassifications	—	(11)	(7)	(18)
Amounts reclassified to earnings	—	—	11	11
Balance as of June 30, 2020	$(106)	$(24)	$(95)	$(225)

(In millions)	Change in Unamortized Pension, Post-retirement and Postemployment Benefit-related Items	Foreign Currency Translation	Unrealized Loss on Term Loan Interest Rate Swap	Accumulated Other Comprehensive (Loss) Income
Balance as of September 30, 2019	$(106)	$(7)	$(60)	$(173)
Other comprehensive loss before reclassifications	—	(44)	(57)	(101)
Amounts reclassified to earnings	—	27	22	49
Balance as of June 30, 2020	$(106)	$(24)	$(95)	$(225)

(In millions)	Change in Unamortized Pension, Post-retirement and Postemployment Benefit-related Items	Foreign Currency Translation	Unrealized Loss on Term Loan Interest Rate Swap	Accumulated Other Comprehensive Income (Loss)
Balance as of March 31, 2019	$51	$(12)	$(33)	$6
Other comprehensive loss before reclassifications	(8)	(10)	(31)	(49)
Amounts reclassified to earnings	—	—	2	2
Benefit from income taxes	2	—	7	9
Balance as of June 30, 2019	$45	$(22)	$(55)	$(32)

(In millions)	Change in Unamortized Pension, Post-retirement and Postemployment Benefit-related Items	Foreign Currency Translation	Unrealized Loss on Term Loan Interest Rate Swap	Accumulated Other Comprehensive Income (Loss)
Balance as of September 30, 2018	$51	$(31)	$(2)	$18
Other comprehensive (loss) income before reclassifications	(8)	9	(78)	(77)
Amounts reclassified to earnings	—	—	7	7
Benefit from income taxes	2	—	18	20
Balance as of June 30, 2019	$45	$(22)	$(55)	$(32)
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
Specific Arrangements Involving the Company's Current Directors and Executive Officers
William D. Watkins is a Director and Chair of the Board of Directors of the Company and serves on the board of directors of Flex Ltd. ("Flex"), an electronics design manufacturer. For the nine months ended June 30, 2020 and 2019, the Company purchased goods and services from subsidiaries of Flex of $20 million and $22 million, respectively. As of both June 30, 2020 and September 30, 2019, the Company had outstanding accounts payable due to Flex of $6 million.
Effective April 13, 2020, Stephan Scholl, a Director of the Company, assumed the role of Chief Executive Officer of Alight Solutions LLC ("Alight"), a provider of integrated benefits, payroll and cloud solutions. For the nine months ended June 30, 2020, the Company purchased goods and services from subsidiaries of Alight of $3 million and did not have material outstanding accounts payable due to Alight as of June 30, 2020.
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
Product Warranties
The Company recognizes a liability for the estimated costs that may be incurred to remedy certain deficiencies of quality or performance of the Company's products. These product warranties extend over a specified period of time, generally ranging up to two years from the date of sale depending upon the product subject to the warranty. The Company accrues a provision for estimated future warranty costs based upon the historical relationship of warranty claims to sales. The Company periodically reviews the adequacy of its product warranties and adjusts, if necessary, the warranty percentage and accrued warranty reserve, which is included in other current and non-current liabilities in the Condensed Consolidated Balance Sheets, for actual experience. As of June 30, 2020 and September 30, 2019, the amount reserved was $2 million.
Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements
Letters of Credit and Guarantees
The Company provides guarantees, letters of credit and surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company's performance in accordance with contractual or legal obligations. As of June 30, 2020, the maximum potential payment obligation with regards to letters of credit, guarantees and surety bonds was $52 million. The outstanding letters of credit are collateralized by restricted cash of $4 million, which is included in Other assets on the Condensed Consolidated Balance Sheets as of June 30, 2020.
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
Transactions with Nokia
Pursuant to the Contribution and Distribution Agreement effective October 1, 2000 (the "Contribution and Distribution Agreement"), Nokia Corporation ("Nokia", formerly known as Lucent Technologies, Inc. ("Lucent")) contributed to the Company substantially all of the assets, liabilities and operations associated with its enterprise networking businesses (the "Contributed Businesses") and distributed the Company's stock pro-rata to the shareholders of Lucent ("distribution"). The Contribution and Distribution Agreement, among other things, provides that, in general, the Company will indemnify Nokia for all liabilities including certain pre-distribution tax obligations of Nokia relating to the Contributed Businesses and all contingent liabilities primarily relating to the Contributed Businesses or otherwise assigned to the Company. In addition, the Contribution and Distribution Agreement provides that certain contingent liabilities not allocated to one of the parties will be shared by Nokia and the Company in prescribed percentages. The Contribution and Distribution Agreement also provides that each party will share specified portions of contingent liabilities based upon agreed percentages related to the business of the other party that exceed $50 million. The Company is unable to determine the maximum potential amount of other future payments, if any, that it could be required to make under this agreement.
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
21. Subsequent Event
On July 1, 2020, the Company entered into interest rate swap agreements with four counterparties, which fix a portion of the variable interest due on its Term Loan Credit Agreement (the "New Swap Agreements") from December 15, 2022 (the maturity date of the Company's existing Swap Agreements) through December 15, 2024 (the maturity date of the Term Loan Credit Agreement). Under the terms of the New Swap Agreements, the Company will pay a fixed rate of 0.7047% and receive a variable rate of interest based on one-month LIBOR. The total notional amount of the New Swap Agreements is $1,400 million. The New Swap Agreements are designated as cash flow hedges as they are deemed highly effective as defined under ASC 815. As a result, the unrealized gains or losses on these contracts will be initially recorded in Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets. As interest expense is recognized on the Term Loan Credit Agreement, the corresponding deferred gain or loss on the New Swap Agreements will be reclassified from Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets to Interest expense in the Condensed Consolidated Statements of Operations.

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
Overview
Avaya is a global leader in digital communications products, solutions and services for businesses of all sizes. We enable organizations around the globe to succeed by creating intelligent communications experiences for customers and their employees. Avaya builds open, converged and innovative solutions to enhance and simplify communications and collaboration in the cloud, on-premises or a hybrid of both. Our global, experienced team of professionals delivers award-winning services from initial planning and design, to seamless implementation and integration, to ongoing managed operations, optimization, training and support. Our business has two operating segments: Products & Solutions and Services.
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
Services
Services consists of a portfolio of offerings to help customers achieve better business outcomes, including global support services, enterprise cloud and managed services and professional services. We also classify customers who upgrade and acquire new technology through the Company's subscription offerings as part of our Services segment.
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
Recent Developments
Strategic Partnership with RingCentral
On October 3, 2019, the Company entered into a strategic partnership with RingCentral, Inc. ("RingCentral"), a leading provider of global enterprise cloud communications, collaboration and contact center ("CC") solutions, to accelerate the Company's transition to the cloud. Through this partnership, the Company introduced Avaya Cloud Office by RingCentral ("Avaya Cloud Office" or "ACO"), a new global unified communications as a service ("UCaaS") solution. Avaya Cloud Office expands the Company's portfolio to offer a full suite of UC, CC, UCaaS and contact center as a service solutions to its global customer base. ACO combines RingCentral's leading UCaaS platform with Avaya technology, services and migration capabilities to create a highly differentiated UCaaS offering. The transaction closed on October 31, 2019 and ACO was launched on March 31, 2020. The Company now has a full suite of public, private and hybrid cloud solutions for its global UC and CC customers and partners.
As part of the strategic partnership, the Company and RingCentral also entered into an agreement governing the terms of the commercial arrangement between the parties (the "Framework Agreement"). Under the Framework Agreement, the parties entered into a Super Master Agent Agreement, pursuant to which Avaya acts as an agent to Avaya's channel partners with respect to the sale of ACO and make direct sales of ACO. The Framework Agreement has a multiyear term and can be terminated early by either party in the event (i) the other party fails to cure a material breach or (ii) the other party undergoes a change in control.
In accordance with the Framework Agreement, RingCentral paid Avaya $375 million, predominantly for future fees, as well as for certain licensing rights. The $375 million payment consisted of $361 million in RingCentral shares and $14 million in cash. During the nine months ended June 30, 2020, the Company sold all of its RingCentral shares.
In connection with the strategic partnership, the Company and RingCentral entered into an investment agreement, whereby RingCentral purchased 125,000 shares of the Company's 3% Series A Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), for an aggregate purchase price of $125 million. See Note 15, "Capital Stock," to our unaudited interim Condensed Consolidated Financial Statements for additional information on the Series A Preferred Stock.

Factors and Trends Affecting Our Results of Operations
We are dependent on general economic conditions and the willingness of our customers to invest in technology. Instability in the geopolitical environment of our customers, instability in the global credit markets and other disruptions, such as the novel coronavirus disease ("COVID-19") described below, has put pressure on the global economy causing uncertainties.
On March 11, 2020, the WHO characterized COVID-19 as a pandemic. The COVID-19 pandemic, and the responses of governments worldwide to COVID-19, are having a negative impact on regional, national and global economies, are disrupting supply chains and reducing international trade and business activity. The extent of the impact of the COVID-19 pandemic on our business, financial performance and liquidity, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and severity of the pandemic, as well as potential resurgences of the virus, all of which are uncertain and cannot be predicted. Although the COVID-19 pandemic has not had a material impact on the Company's revenue and gross margin for the three and nine months ended June 30, 2020, the Company did recognize a significant goodwill impairment charge and additional bad debt expense during the nine months ended June 30, 2020 as a result of the COVID-19 pandemic, as described in more detail in the Financial Results Summary below. If the pandemic continues to have a significant adverse effect on regional, national and global economies, we may be required to recognize additional impairments and bad debt expense in the future. Due to the uncertainty and unpredictability of the impact the COVID-19 pandemic will have on the Company's future operating results, financial position and cash flows, as well as the demand for the Company's products and services, current results and financial condition discussed herein may not be indicative of future operating results and trends. For further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, refer to Part II, Item 1A "Risk Factors" of this Form 10-Q.
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
The Company has also implemented cost containment and cash management initiatives to mitigate the impact of the COVID-19 pandemic on its business and liquidity and will continue to evaluate its financial position in light of future developments. For example, although the Company retains approval for additional share repurchases under its share repurchase program, it has elected to suspend repurchases out of caution and prudence due to the existing global economic and market uncertainties. Refer to Part II, Item 2 "Unregistered Sales of Equity Securities and Use of Proceeds" of this Form 10-Q for additional information. In addition, during April 2020, the Company elected to borrow $50 million under its ABL Credit Agreement solely as a precautionary measure to boost liquidity and reinforce stability in an economically turbulent environment. The $50 million borrowing was repaid on July 31, 2020.
We believe that the current macroeconomic environment has accelerated a developing trend in the way people work, with more employees working remotely, and believe this could increase demand for certain products and services of the Company.
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

Financial Results Summary
The following table displays our consolidated net income (loss) for the three and nine months ended June 30, 2020 and 2019:

	Three months ended June 30,		Nine months ended June 30,
(In millions)	2020	2019	2020	2019
REVENUE
Products	$261	$297	$804	$908
Services	460	420	1,314	1,256
	721	717	2,118	2,164
COSTS
Products:
Costs	103	109	299	329
Amortization of technology intangible assets	43	43	130	130
Services	178	175	527	522
	324	327	956	981
GROSS PROFIT	397	390	1,162	1,183
OPERATING EXPENSES
Selling, general and administrative	232	253	763	761
Research and development	52	49	155	154
Amortization of intangible assets	40	41	122	122
Impairment charges	—	659	624	659
Restructuring charges, net	20	1	27	12
	344	1,003	1,691	1,708
OPERATING INCOME (LOSS)	53	(613)	(529)	(525)
Interest expense	(51)	(59)	(162)	(177)
Other income, net	27	12	56	35
INCOME (LOSS) BEFORE INCOME TAXES	29	(660)	(635)	(667)
(Provision for) benefit from income taxes	(20)	27	(82)	30
NET INCOME (LOSS)	$9	$(633)	$(717)	$(637)

Three months ended June 30, 2020 Compared with the Three months ended June 30, 2019 Results
Revenue
Revenue for the three months ended June 30, 2020 was $721 million compared to $717 million for the three months ended June 30, 2019. The increase was primarily driven by revenue from the Company's new subscription offerings; higher demand for remote agent licenses for the Company's contact center solutions as a result of the COVID-19 pandemic; revenue growth from the Company's strategic alliance partners, which includes the Avaya Cloud Office offering; and revenue from the fulfillment of certain obligations related to a new government contract. The increase was partially offset by lower demand for the Company's on-premises unified communications solutions and the unfavorable impact of foreign currency exchange rates.

The following table displays revenue and the percentage of revenue to total sales by operating segment for the periods indicated:

			Percentage of Total Revenue			Yr. to Yr. Percentage Change, excluding Foreign Currency Impact
(In millions)	Three months ended June 30, 2020	Three months ended June 30, 2019	Three months ended June 30, 2020	Three months ended June 30, 2019	Yr. to Yr. Percentage Change
Products & Solutions	$262	$298	36%	41%	(12)%	(12)%
Services	460	422	64%	59%	9%	11%
Unallocated amounts	(1)	(3)	—%	—%	(1)	(1)
Total revenue	721	717	100%	100%	1%	2%
(1)Not meaningful.

Products & Solutions revenue for the three months ended June 30, 2020 was $262 million compared to $298 million for the three months ended June 30, 2019. The decrease was primarily attributable to lower demand for the Company's on-premises unified communications solutions, partially offset by higher demand for remote agent licenses for the Company's contact center solutions as a result of the COVID-19 pandemic; revenue growth from the Company's strategic alliance partners, which includes the Avaya Cloud Office offering; and revenue from the fulfillment of certain obligations related to a new government contract.
Services revenue for the three months ended June 30, 2020 was $460 million compared to $422 million for the three months ended June 30, 2019. The increase was primarily driven by revenue from the Company's new subscription offerings and revenue from the fulfillment of certain obligations related to a new government contract, partially offset by the planned declines in hardware maintenance and software support services which continue to face headwinds driven by lower new product sales over the past several years.
Unallocated amounts for the three months ended June 30, 2020 and 2019 represent the fair value adjustment to deferred revenue recognized upon emergence from bankruptcy which is excluded from segment revenue.
The following table displays revenue and the percentage of revenue to total sales by location for the periods indicated:

			Percentage of Total Revenue			Yr. to Yr. Percentage Change, excluding Foreign Currency Impact
(In millions)	Three months ended June 30, 2020	Three months ended June 30, 2019	Three months ended June 30, 2020	Three months ended June 30, 2019	Yr. to Yr. Percentage Change
U.S.	$415	$392	58%	55%	6%	6%
International:
EMEA	178	183	25%	25%	(3)%	(1)%
APAC - Asia Pacific	75	85	10%	12%	(12)%	(9)%
Americas International - Canada and Latin America	53	57	7%	8%	(7)%	(3)%
Total International	306	325	42%	45%	(6)%	(4)%
Total revenue	721	717	100%	100%	1%	2%
Revenue in the U.S. was $415 million for the three months ended June 30, 2020 compared to $392 million for three months ended June 30, 2019. Revenue from the Company's new subscription offerings; higher demand for remote agent licenses for the Company's contact center solutions as a result of the COVID-19 pandemic; and revenue from the fulfillment of certain obligations related to a new government contract were partially offset by lower demand for the Company's on-premises unified communications solutions. Revenue in Europe, Middle East and Africa ("EMEA") for the three months ended June 30, 2020 was $178 million compared to $183 million for the three months ended June 30, 2019. The decrease in EMEA revenue was primarily attributable to lower demand for the Company's on-premises unified communications solutions and the unfavorable impact of foreign currency exchange rates. Revenue in Asia Pacific ("APAC") for the three months ended June 30, 2020 was $75 million compared to $85 million for the three months ended June 30, 2019. The decrease in APAC revenue was primarily attributable to lower demand for the Company's on-premises unified communications solutions and the unfavorable impact of foreign currency exchange rates. Revenue in Americas International for the three months ended June 30, 2020 was $53 million compared to $57 million for the three months ended June 30, 2019. The decrease in Americas International revenue was primarily attributable to lower demand for the Company's on-premises unified communications solutions and the unfavorable impact of foreign currency exchange rates, partially offset by revenue from the Company's new subscription offerings.

Gross Profit
The following table sets forth gross profit and gross margin by operating segment for the periods indicated:

			Gross Margin		Change
(In millions)	Three months ended June 30, 2020	Three months ended June 30, 2019	Three months ended June 30, 2020	Three months ended June 30, 2019	Amount	Percent
Products & Solutions	$159	$189	60.7%	63.4%	$(30)	(16)%
Services	282	249	61.3%	59.0%	33	13%
Unallocated amounts	(44)	(48)	(1)	(1)	4	(1)
Total	$397	$390	55.1%	54.4%	$7	2%
(1)Not meaningful.

Gross profit for the three months ended June 30, 2020 was $397 million compared to $390 million for the three months ended June 30, 2019. The increase was primarily driven by the growth in revenue described above.
Products & Solutions gross profit for the three months ended June 30, 2020 was $159 million compared to $189 million for the three months ended June 30, 2019. The decrease was mainly attributable to the decline in revenue described above. Products & Solutions gross margin decreased from 63.4% to 60.7% for the three months ended June 30, 2020 mainly driven by less favorable product mix.
Services gross profit for the three months ended June 30, 2020 was $282 million compared to $249 million for the three months ended June 30, 2019. The increase was mainly driven by the growth in revenue described above. Services gross margin increased from 59.0% to 61.3% for the three months ended June 30, 2020 due to the favorable impact of revenue from the Company's new subscription offerings.
Unallocated amounts for the three months ended June 30, 2020 and 2019 include the amortization of technology intangibles; the fair value adjustments recognized upon emergence from bankruptcy and excluded from segment gross profit; and costs that are not core to the measurement of segment performance, but rather are controlled at the corporate level.
Operating Expenses
The following table sets forth operating expenses and the percentage of operating expenses to total revenue for the periods indicated:

			Percentage of Total Revenue		Change
(In millions)	Three months ended June 30, 2020	Three months ended June 30, 2019	Three months ended June 30, 2020	Three months ended June 30, 2019	Amount	Percent
Selling, general and administrative	$232	$253	32.2%	35.3%	$(21)	(8)%
Research and development	52	49	7.2%	6.8%	3	6%
Amortization of intangible assets	40	41	5.5%	5.7%	(1)	(2)%
Impairment charges	—	659	—%	91.9%	(659)	(100)%
Restructuring charges, net	20	1	2.8%	0.2%	19	1,900%
Total operating expenses	$344	$1,003	47.7%	139.9%	$(659)	(66)%
Selling, general and administrative expenses for the three months ended June 30, 2020 were $232 million compared to $253 million for the three months ended June 30, 2019. The decrease was primarily attributable to lower headcount-related costs; and lower travel costs as a result of the COVID-19 pandemic, partially offset by higher accrued incentive compensation.
Research and development expenses for the three months ended June 30, 2020 were $52 million compared to $49 million for the three months ended June 30, 2019.
Amortization of intangible assets for the three months ended June 30, 2020 were $40 million compared to $41 million for the three months ended June 30, 2019.
The Company did not recognize any impairment charges for the three months ended June 30, 2020. Impairment charges for the three months ended June 30, 2019 were $659 million. During the three months ended June 30, 2019, the Company performed an interim impairment test of its goodwill and indefinite-lived intangible assets due to a sustained decrease in the Company's stock price and lower than planned financial results which led to revisions to the Company's long-term forecast during the third quarter of fiscal 2019. The results of the Company's interim goodwill impairment test as of June 30, 2019 indicated that the carrying amount of the Company's Contact Center ("CC") reporting unit, which was subsequently aggregated into the Products & Solutions reporting unit on October 1, 2019, exceeded its estimated fair value primarily due to a reduction in the Company's long-term forecast. As a result, the Company recorded a goodwill impairment charge of $657 million, representing the amount by which the carrying amount of the CC reporting unit exceeded its fair value. During the three months ended June 30, 2019, the Company also elected to abandon an in-process research and development project that no longer aligned with the Company's technology roadmap. As a result, the Company recorded an impairment charge of $2 million to write down the full carrying amount of the project.
Restructuring charges, net were $20 million for the three months ended June 30, 2020 compared to $1 million for the three months ended June 30, 2019. Restructuring charges during the three months ended June 30, 2020 consisted of $15 million for facility exit costs primarily in the U.S. and $5 million for employee separation actions in EMEA.
Operating Income (loss)
Operating income for the three months ended June 30, 2020 was $53 million compared to an operating loss of $613 million for the three months ended June 30, 2019. Our operating results for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 reflect, among other things:
•higher revenue and gross profit for the three months ended June 30, 2020, as described above;
•lower selling, general and administrative costs during the three months ended June 30, 2020;
•a $659 million impairment charge related to the Company's goodwill and an in-process research and development project during the three months ended June 30, 2019 with no comparable charges for the three months ended June 30, 2020; and
•higher restructuring charges during the three months ended June 30, 2020.
Interest Expense
Interest expense for the three months ended June 30, 2020 was $51 million compared to $59 million for the three months ended June 30, 2019. The decrease was mainly driven by the prepayment of $250 million of the outstanding principal amount of the Company's Term Loan on November 7, 2019 and lower average interest rates.
Other Income, Net
Other income, net for the three months ended June 30, 2020 was $27 million compared to $12 million for the three months ended June 30, 2019. Other income, net for the three months ended June 30, 2020 consisted of gains on RingCentral shares received by the Company under the strategic partnership of $29 million; other pension and post-retirement benefit credits of $5 million; interest income of $1 million; and sublease income of $1 million, partially offset by net foreign currency losses of $5 million; an increase in the fair value of the warrants issued in accordance with the Company's bankruptcy plan ("Emergence Date Warrants") of $3 million; and other, net of $1 million. Other income, net for the three months ended June 30, 2019 consisted of a decrease in the fair value of the Emergence Date Warrants of $7 million; interest income of $4 million; other pension and post-retirement benefit credits of $1 million; and other, net of $1 million, partially offset by net foreign currency losses of $1 million.
(Provision for) benefit from Income Taxes
The provision for income taxes was $20 million for the three months ended June 30, 2020 compared to a benefit from income taxes of $27 million for the three months ended June 30, 2019.
The Company's effective income tax rate for the three months ended June 30, 2020 differed from the U.S. federal tax rate primarily due to: (1) income and losses taxed at different foreign tax rates, (2) deferred tax assets (including losses) generated for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) U.S. state and local income taxes, (4) the impact of the Tax Cuts and Jobs Act ("the Act") and associated regulations, (5) the goodwill impairment charge recorded in the second quarter of fiscal 2020, (6) the impact of the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") and (7) foreign tax credits.
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

Net Income (Loss)
Net income was $9 million for the three months ended June 30, 2020 compared to a net loss of $633 million for the three months ended June 30, 2019, as a result of the items discussed above.
Nine months ended June 30, 2020 Compared with the Nine months ended June 30, 2019 Results
Revenue
Revenue for the nine months ended June 30, 2020 was $2,118 million compared to $2,164 million for the nine months ended June 30, 2019. The decrease was primarily driven by lower demand for the Company's on-premises unified communications solutions and the unfavorable impact of foreign currency exchange rates. The decrease was partially offset by revenue from the Company's new subscription offerings; a lower impact of applying fresh start accounting upon emergence from bankruptcy, which initially resulted in the recognition of deferred revenue at fair value and lower revenue in subsequent periods; and revenue from the fulfillment of certain obligations related to a new government contract.
The following table displays revenue and the percentage of revenue to total sales by operating segment for the periods indicated:

			Percentage of Total Revenue			Yr. to Yr. Percentage Change, net of Foreign Currency Impact
(In millions)	Nine months ended June 30, 2020	Nine months ended June 30, 2019	Nine months ended June 30, 2020	Nine months ended June 30, 2019	Yr. to Yr. Percentage Change
Products & Solutions	$805	$913	38%	42%	(12)%	(11)%
Services	1,317	1,269	62%	59%	4%	5%
Unallocated amounts	(4)	(18)	—%	(1)%	(1)	(1)
Total revenue	$2,118	$2,164	100%	100%	(2)%	(1)%
(1)Not meaningful.

Products & Solutions revenue for the nine months ended June 30, 2020 was $805 million compared to $913 million for the nine months ended June 30, 2019. The decrease was primarily attributable to lower demand for the Company's on-premises unified communications solutions, partially offset by a higher demand for remote agent licenses for the Company's contact center solutions as a result of the COVID-19 pandemic and revenue from the fulfillment of certain obligations related to a new government contract.
Services revenue for the nine months ended June 30, 2020 was $1,317 million compared to $1,269 million for the nine months ended June 30, 2019. The increase was primarily driven by revenue from the Company's new subscription offerings and revenue from the fulfillment of certain obligations related to a new government contract, partially offset by the planned declines in hardware maintenance and software support services which continue to face headwinds driven by lower new product sales over the past several years.
Unallocated amounts for the nine months ended June 30, 2020 and 2019 represent the fair value adjustment to deferred revenue recognized upon emergence from bankruptcy which is excluded from segment revenue.

The following table displays revenue and the percentage of revenue to total sales by location for the periods indicated:

			Percentage of Total Revenue			Yr. to Yr. Percentage Change, net of Foreign Currency Impact
(In millions)	Nine months ended June 30, 2020	Nine months ended June 30, 2019	Nine months ended June 30, 2020	Nine months ended June 30, 2019	Yr. to Yr. Percentage Change
U.S.	$1,193	$1,161	56%	54%	3%	3%
International:
EMEA	536	570	25%	26%	(6)%	(5)%
APAC - Asia Pacific	222	242	11%	11%	(8)%	(7)%
Americas International - Canada and Latin America	167	191	8%	9%	(13)%	(11)%
Total International	925	1,003	44%	46%	(8)%	(6)%
Total revenue	$2,118	$2,164	100%	100%	(2)%	(1)%
Revenue in the U.S. was $1,193 million for the nine months ended June 30, 2020 compared to $1,161 million for the nine months ended June 30, 2019. Revenue from the Company's new subscription offerings; higher demand for remote agent licenses for the Company's contact center solutions as a result of the COVID-19 pandemic; and revenue from the fulfillment of certain obligations related to a new government contract were partially offset by lower demand for the Company's on-premises unified communications solutions. Revenue in Europe, Middle East and Africa ("EMEA") for the nine months ended June 30, 2020 was $536 million compared to $570 million for the nine months ended June 30, 2019. The decrease in EMEA revenue was primarily attributable to lower demand for the Company's on-premises unified communications solutions and the unfavorable impact of foreign currency exchange rates, partially offset by higher professional services revenue. Revenue in Asia Pacific ("APAC") for the nine months ended June 30, 2020 was $222 million compared to $242 million for the nine months ended June 30, 2019. The decrease in APAC revenue was primarily attributable to lower demand for the Company's on-premises unified communications solutions and the unfavorable impact of foreign currency exchange rates. Revenue in Americas International for the nine months ended June 30, 2020 was $167 million compared to $191 million for the nine months ended June 30, 2019. The decrease in Americas International revenue was primarily attributable to lower demand for the Company's on-premises unified communications solutions and the unfavorable impact of foreign currency exchange rates.
Gross Profit
The following table sets forth gross profit and gross margin by operating segment for the periods indicated:

			Gross Margin		Change
(In millions)	Nine months ended June 30, 2020	Nine months ended June 30, 2019	Nine months ended June 30, 2020	Nine months ended June 30, 2019	Amount	Percent
Products & Solutions	$507	$587	63.0%	64.3%	$(80)	(14)%
Services	791	759	60.1%	59.8%	32	4%
Unallocated amounts	(136)	(163)	(1)	(1)	27	(1)
Total	$1,162	$1,183	54.9%	54.7%	$(21)	(2)%
(1)Not meaningful.

Gross profit for the nine months ended June 30, 2020 was $1,162 million compared to $1,183 million for the nine months ended June 30, 2019. The decrease was primarily driven by the decline in revenue described above.
Products & Solutions gross profit for the nine months ended June 30, 2020 was $507 million compared to $587 million for the nine months ended June 30, 2019. The decrease was mainly attributable to the decline in revenue described above. Products & Solutions gross margin decreased from 64.3% to 63.0% for the nine months ended June 30, 2020 mainly driven by less favorable product mix.
Services gross profit for the nine months ended June 30, 2020 was $791 million compared to $759 million for the nine months ended June 30, 2019. Services gross margin increased from 59.8% to 60.1% for the nine months ended June 30, 2020 due to the favorable impact of revenue from the Company's new subscription offerings.
Unallocated amounts for the nine months ended June 30, 2020 and 2019 include the amortization of technology intangibles; the fair value adjustments recognized upon emergence from bankruptcy and excluded from segment gross profit; and costs that are not core to the measurement of segment performance, but rather are controlled at the corporate level.

Operating Expenses
The following table sets forth operating expenses and the percentage of operating expenses to total revenue for the periods indicated:

			Percentage of Total Revenue		Change
(In millions)	Nine months ended June 30, 2020	Nine months ended June 30, 2019	Nine months ended June 30, 2020	Nine months ended June 30, 2019	Amount	Percent
Selling, general and administrative	$763	$761	36.0%	35.1%	$2	—%
Research and development	155	154	7.3%	7.1%	1	1%
Amortization of intangible assets	122	122	5.8%	5.6%	—	—%
Impairment charges	624	659	29.5%	30.5%	(35)	(5)%
Restructuring charges, net	27	12	1.3%	0.6%	15	125%
Total operating expenses	$1,691	$1,708	79.9%	78.9%	$(17)	(1)%
Selling, general and administrative expenses were $763 million for the nine months ended June 30, 2020 compared to $761 million for the nine months ended June 30, 2019. The increase was primarily attributable to advisory fees associated with executing the strategic partnership with RingCentral; higher accrued incentive compensation; and higher bad debt expense due to collection uncertainties as a result of the COVID-19 pandemic. The increases were partially offset by lower headcount-related costs; lower travel costs as a result of the COVID-19 pandemic; lower consulting costs; and the favorable impact of foreign currency exchange rates.
Research and development expenses were $155 million for the nine months ended June 30, 2020 compared to $154 million for the nine months ended June 30, 2019.
Amortization of intangible assets was $122 million for both the nine months ended June 30, 2020 and 2019.
Impairment charges for the nine months ended June 30, 2020 were $624 million. During the nine months ended June 30, 2020, the Company performed an interim impairment test of its goodwill and indefinite-lived intangible assets due to (i) the impact of the COVID-19 pandemic on the macroeconomic environment which led to revisions to the Company's long-term forecast during the second quarter of fiscal 2020 and (ii) the sustained decrease in the Company's stock price since the advent of the pandemic which was caused by the resulting volatility in the financial markets. The results of the Company's interim goodwill impairment test as of March 31, 2020 indicated that the estimated fair value of the Company's Services reporting unit exceeded its carrying amount. The carrying amount of the Company's Products & Solutions reporting unit exceeded its estimated fair value primarily due to a reduction in the Company's long-term forecast to reflect increased risk from higher market uncertainty and the accelerated reduction of product sales related to the Company's historical on-premises perpetual licenses. The Company anticipates a continued shift and acceleration of customers upgrading and acquiring new technology innovation through the utilization of the Company's subscription offering, which is included in the Services reporting unit. As a result, the Company recorded a goodwill impairment charge of $624 million to write down the full carrying amount of the Products & Solutions goodwill. As of March 31, 2020, the estimated fair value of the Services reporting unit exceeded its carrying amount by 16%. The results of the indefinite-lived intangible asset impairment test indicated that no impairment existed and the level of excess fair value over carrying value was 5%. An increase in the discount rate of 50 basis points or a decrease in the long-term revenue growth rate of 140 basis points would result in an estimated fair value below its carrying value. The Company's long-term forecast includes significant estimates and assumptions, including management's estimate of the potential impact of the COVID-19 pandemic on the Company's operating results. Due to the uncertainty surrounding the impact of the COVID-19 pandemic on the macroeconomic environment and the Company's future operating results, it is reasonably possible that the pandemic could have a more adverse impact than what is currently considered in the Company's long-term forecast. To the extent business conditions deteriorate or there are changes in key assumptions and estimates included in the long-term forecast, it may be necessary to record additional impairment charges in the future.
Impairment charges for the nine months ended June 30, 2019 were $659 million. During the nine months ended June 30, 2019, the Company performed an interim impairment test of its goodwill and indefinite-lived intangible assets due to a sustained decrease in the Company's stock price and lower than planned financial results which led to revisions to the Company's long-term forecast during the third quarter of fiscal 2019. The results of the Company's interim goodwill impairment test as of June 30, 2019 indicated that the carrying amount of the Company's Contact Center ("CC") reporting unit, which was subsequently aggregated into the Products & Solutions reporting unit on October 1, 2019, exceeded its estimated fair value primarily due to a reduction in the Company's long-term forecast. As a result, the Company recorded a goodwill impairment charge of $657 million, representing the amount by which the carrying amount of the CC reporting unit exceeded its fair value. During the nine months ended June 30, 2019, the Company also elected to abandon an in-process research and development project that no longer aligned with the Company's technology roadmap. As a result, the Company recorded an impairment charge of $2 million to write down the full carrying amount of the in-process research and development project.
Restructuring charges, net, for the nine months ended June 30, 2020 were $27 million compared to $12 million for the nine months ended June 30, 2019. Restructuring charges during the nine months ended June 30, 2020 consisted of $21 million for facility exit costs primarily in the U.S. and $6 million for employee severance actions in EMEA. Restructuring charges during the nine months ended June 30, 2019 included $10 million for employee severance actions in the U.S., EMEA and Canada and$2 million for facility exit costs primarily in the U.S.
Operating Loss
Operating loss for the nine months ended June 30, 2020 was $529 million compared to $525 million for the nine months ended June 30, 2019. Our operating results for the nine months ended June 30, 2020 as compared to the nine months ended June 30, 2019 reflect, among other things:
•lower revenue and gross profit for the nine months ended June 30, 2020, as described above;
•lower impairment charges during the nine months ended June 30, 2020; and
•higher restructuring charges during the nine months ended June 30, 2020
Interest Expense
Interest expense for the nine months ended June 30, 2020 was $162 million compared to $177 million for the nine months ended June 30, 2019. The decrease was mainly driven by the prepayment of $250 million of the outstanding principal amount of the Company's Term Loan on November 7, 2019 and lower average interest rates.
Other Income, Net
Other income, net for the nine months ended June 30, 2020 was $56 million compared to $35 million for the nine months ended June 30, 2019. Other income, net for the nine months ended June 30, 2020 consisted of gains on RingCentral shares received by the Company under the strategic partnership of $59 million; other pension and post-retirement benefit credits of $16 million; interest income of $6 million; and sublease income of $4 million, partially offset by net foreign currency losses of $16 million; an impairment of debt securities of $10 million, driven by a decline in the macroeconomic environment due to the COVID-19 pandemic and a decline in the expected operating results and cash flows for the investment company; and other, net of $3 million. Other income, net for the nine months ended June 30, 2019 consisted of a decrease in the fair value of the Emergence Date Warrants of $28 million; interest income of $11 million; and other pension and post-retirement benefit credits of $5 million, partially offset by net foreign currency losses of $8 million and other, net of $1 million.
(Provision for) benefit from Income Taxes
The provision for income taxes was $82 million for the nine months ended June 30, 2020 compared to a benefit from income taxes of $30 million for the nine months ended June 30, 2019.
The Company's effective income tax rate for the nine months ended June 30, 2020 differed from the U.S. federal tax rate primarily due to: (1) income and losses taxed at different foreign tax rates, (2) deferred tax assets (including losses) generated for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) U.S. state and local income taxes, (4) the impact of the Act and associated regulations, (5) the goodwill impairment charge recorded in the second quarter of fiscal 2020, (6) the impact of the CARES Act and (7) foreign tax credits.
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
Net Loss
Net loss was $717 million for the nine months ended June 30, 2020 compared to $637 million for the nine months ended June 30, 2019, as a result of the items discussed above.
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
Cash Flow Activity
The following table provides a summary of the statements of cash flows for the periods indicated:

	Nine months ended June 30,
(In millions)	2020	2019
Net cash provided by (used for):
Operating activities	$77	$175
Investing activities	340	(95)
Financing activities	(425)	(51)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2)	1
Net (decrease) increase in cash, cash equivalents, and restricted cash	(10)	30
Cash, cash equivalents, and restricted cash at beginning of period	756	704
Cash, cash equivalents, and restricted cash at end of period	$746	$734
Operating Activities
Cash provided by operating activities for the nine months ended June 30, 2020 and 2019 was $77 million and $175 million, respectively. The decrease was primarily due to higher income tax payments; higher advisory fees associated with executing the strategic partnership with RingCentral; the timing of vendor and customer payments; and lower cash earnings, partially offset by lower contributions to the Company's pension and post-retirement benefit plans; lower severance payments under the Company's restructuring programs; and lower interest payments.
Investing Activities
Cash provided by investing activities for the nine months ended June 30, 2020 was $340 million compared to cash used for investing activities of $95 million for nine months ended June 30, 2019. The change was primarily due to proceeds received from the sale of shares of RingCentral common stock during the nine months ended June 30, 2020, which were received by the Company upon entry into the strategic partnership in October 2019, and lower capital expenditures for IT-related projects and facility improvements. The nine months ended June 30, 2019 also included a $10 million investment in a unified communications as a service ("UCaaS") provider catering to public sector security requirements.
Financing Activities
Cash used for financing activities for the nine months ended June 30, 2020 and 2019 was $425 million and $51 million, respectively.
Cash used for financing activities for the nine months ended June 30, 2020 included:
•repurchases of shares under the Company's share repurchase program of $330 million;
•a principal prepayment under the Term Loan Credit Agreement of $250 million;
•repayments in connection with financing leases of $8 million;
•payment of acquisition-related contingent consideration of $5 million; and
•other financing activities, net of $4 million; partially offset by
•proceeds from the issuance of Series A Preferred Stock, net of issuance costs, of $121 million;
•borrowings under the ABL Credit Agreement of $50 million; and
•proceeds from the Company's Employee Stock Purchase Plan of $1 million.
Cash used for financing activities for the nine months ended June 30, 2019 included:
•scheduled debt repayments under the Term Loan Credit Agreement of $22 million;
•repayments in connection with financing leases of $12 million;
•payment of acquisition-related contingent consideration of $9 million; and
•other financing activities, net of $8 million.

As of June 30, 2020, the Company was not in default under any of its debt agreements.
Future Cash Requirements
Our primary future cash requirements will be to fund operations, debt service, restructuring payments, capital expenditures and benefit obligations. In addition, we may use cash in the future to make strategic acquisitions.
Specifically, we expect our primary cash requirements for the remainder of fiscal 2020 to be as follows:
•Debt service—We expect to make payments of approximately $43 million during the remainder of fiscal 2020 in interest associated with the Term Loan Credit Agreement and interest and fees on our ABL Credit Agreement and 2.25% Convertible Notes due 2023. In the ordinary course of business, we may from time to time borrow and repay amounts under our ABL Credit Agreement.
•Restructuring payments—We expect to make payments of approximately $5 million to $10 million during the remainder of fiscal 2020 for employee separation costs and lease termination obligations associated with restructuring actions. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally.
•Capital expenditures—We expect to spend approximately $25 million to $35 million for capital expenditures during the remainder of fiscal 2020.
•Benefit Obligations—We estimate we will make payments under our pension and post-retirement obligations totaling $10 million during the remainder of fiscal 2020. These payments include $1 million for our U.S. qualified pension plans, representing our final contribution to satisfy minimum statutory funding requirements for the 2019 plan year; $6 million for our non-U.S. benefit plans, which are predominantly not pre-funded; and $3 million for represented retiree post-retirement benefits. See discussion in Note 13, "Benefit Obligations," to our unaudited interim Condensed Consolidated Financial Statements for further details.
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
As of June 30, 2020 and September 30, 2019, our cash and cash equivalent balances held outside the U.S. were $256 million and $176 million, respectively. As of June 30, 2020, the Company's cash and cash equivalents held outside the U.S. are not expected to be needed to be repatriated to fund the Company's operations in the U.S. based on our expected future sources of liquidity.
Under the terms of the ABL Credit Agreement, the Company can issue letters of credit up to $150 million. On April 6, 2020, the Company elected to borrow $50 million under the ABL Credit Agreement solely as a precautionary measure to boost liquidity and reinforce stability in an economically turbulent environment. These borrowings were repaid on July 31, 2020, reflecting confidence in our current cash position and future liquidity. At June 30, 2020, the Company had issued and outstanding letters of credit and guarantees of $41 million under the ABL Credit Agreement. The aggregate additional principal amount that may be borrowed under the ABL Credit Agreement, based on the borrowing base less outstanding borrowings of $50 million and $41 million of outstanding letters of credit and guarantees, was $72 million at June 30, 2020.
We believe that our existing cash and cash equivalents of $742 million as of June 30, 2020, future cash provided by operating activities and borrowings available under the ABL Credit Agreement will be sufficient to meet our future cash requirements for at least the next twelve months. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We also believe that our financial resources, along with appropriate management of discretionary expenses, will allow us to manage the anticipated impact of COVID-19 on our business operations, and specifically our liquidity, for the foreseeable future. However, the challenges posed by COVID-19 on our business are evolving rapidly and could result in the need for additional liquidity. Consequently, we will continue to evaluate our financial position in light of future developments.
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
As of June 30, 2020, the Company's debt ratings were as follows:
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
Critical Accounting Policies and Estimates
Management has reassessed the critical accounting policies and estimates disclosed in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 29, 2019 and determined that there were no significant changes to our critical accounting policies and estimates during the nine months ended June 30, 2020, except for recently adopted accounting policy changes as discussed in Note 2, "Recent Accounting Pronouncements," to our unaudited interim Condensed Consolidated Financial Statements and certain other changes discussed in more detail below.
Revenue Recognition
As the Company continues to transform its business model to meet the evolving needs of its customers, it is increasing the proportion of subscription software offerings it provides. During the nine months ended June 30, 2020, the Company continued developing and selling its subscription-based offerings which mainly consist of term software license arrangements and software as a service ("SaaS") arrangements. Term software licenses include multiple performance obligations where the term licenses are recognized upfront upon transfer of control of the software, with the associated software maintenance revenue recognized ratably over the contract term as the customer consumes the services. SaaS arrangements do not include the right for the customer to take possession of the software during the contractual term of the arrangement, and therefore have one distinct performance obligation which is satisfied over time with revenue recognized ratably over the contract term as the customer consumes the services.
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
During the second quarter of fiscal 2020, the Company concluded that a triggering event occurred for both of its reporting units due to (i) the impact of the COVID-19 pandemic on the macroeconomic environment which led to revisions to the Company's long-term forecast during the second quarter of fiscal 2020 and (ii) the sustained decrease in the Company's stock price since the advent of the pandemic which was caused by the resulting volatility in the financial markets. As a result, the Company performed an interim quantitative goodwill impairment test as of March 31, 2020 to compare the fair values of its reporting units to their respective carrying amounts, including the goodwill allocated to each reporting unit. The fair value of each reporting unit was determined using a combination of the income approach and the market approach in accordance with the Company's historical practices and accounting policies.
The results of the Company's interim goodwill impairment test as of March 31, 2020 indicated that the estimated fair value of the Company's Services reporting unit exceeded its carrying amount by 16%. The carrying amount of the Company's Products & Solutions reporting unit exceeded its estimated fair value primarily due to a reduction in the Company's long-term forecast to reflect increased risk from higher market uncertainty and the accelerated reduction of product sales related to the Company's historical on-premises perpetual licenses. The Company anticipates a continued shift and acceleration of customers upgrading and acquiring new technology innovation through the utilization of the Company's subscription offering, which is included in the Services reporting unit. As a result, the Company recorded a goodwill impairment charge of $624 million to write down the full carrying amount of the Products & Solutions goodwill in the Impairment charges line item in the Condensed Consolidated Statements of Operations.
As a result of the goodwill triggering event described above, the Company also performed an interim quantitative impairment test for its indefinite-lived intangible asset, the Avaya Trade Name, as of March 31, 2020. The fair value of the Avaya Trade Name was estimated using the relief-from-royalty model, a form of the income approach in accordance with the Company's historical practices and accounting policies. The result of the interim impairment test of the Avaya Trade Name as of March 31, 2020 indicated that no impairment existed and the level of excess fair value over carrying value was 5%. As of March 31, 2020, an increase in the discount rate of 50 basis points or a decrease in the long-term revenue growth rate of 140 basis points would have resulted in an estimated fair value below its carrying value.
The Company's long-term forecast includes significant estimates and assumptions, including management's estimate of the potential impact of the COVID-19 pandemic on the Company's operating results. Due to the uncertainty surrounding the impact of the COVID-19 pandemic on the macroeconomic environment and, more specifically, on the Company's future operating results, it is reasonably possible that the pandemic could have a more adverse impact than what is currently contemplated by the Company's long-term forecast.
The Company determined that no events occurred or circumstances changed during the three months ended June 30, 2020 that would indicate that it is more likely than not that its goodwill or indefinite-lived intangible assets were impaired. To the extent that business conditions deteriorate or if changes in key assumptions and estimates differ significantly from management's expectations, it may be necessary to record additional impairment charges in the future.
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

The unaudited reconciliation of net income (loss), which is a GAAP measure, to EBITDA and Adjusted EBITDA, which are non-GAAP measures, is presented below for the periods indicated:

		Three months ended June 30,		Nine months ended June 30,
(In millions)		2020	2019	2020	2019
Net Income (loss)		$9	$(633)	$(717)	$(637)
Interest expense		51	59	162	177
Interest income		(1)	(4)	(6)	(11)
Provision for (benefit from) income taxes		20	(27)	82	(30)
Depreciation and amortization		107	110	319	335
EBITDA		186	(495)	(160)	(166)
Impact of fresh start accounting adjustments	(a)	1	(2)	—	7
Restructuring charges	(b)	14	1	18	12
Advisory fees	(c)	—	1	40	3
Acquisition-related costs		—	1	—	8
Share-based compensation		7	8	21	19
Impairment charges		—	659	624	659
Change in fair value of Emergence Date Warrants		3	(7)	—	(28)
Loss on foreign currency transactions		5	1	16	8
Gain on investments in equity and debt securities, net	(d)	(29)	—	(49)	—
Adjusted EBITDA		$187	$167	$510	$522
(a)The impact of fresh start accounting adjustments in connection with the Company's emergence from bankruptcy.
(b)Restructuring charges represent employee separation costs and facility exit costs (excluding the impact of accelerated depreciation expense) related to the Company's restructuring programs, net of sublease income.
(c)Advisory fees represent costs incurred to assist in the assessment of strategic and financial alternatives to improve the Company's capital structure.
(d)Realized and unrealized gains on investments in equity securities, net of impairment of investments in debt securities.

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
The forward-looking statements included herein are based upon our assumptions, estimates and beliefs and involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and may be affected by a variety of risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Risks, uncertainties and other factors that may cause these forward-looking statements to be inaccurate include, among others: the risks and factors discussed in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q and our Quarterly Reports on Form 10-Q filed with the SEC on May 11, 2020 and February 10, 2020, as well as Part I, Item 1A "Risk Factors" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the SEC on November 29, 2019.
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
Interest Rate Risk
The Company has exposure to changing interest rates primarily under the Term Loan Credit Agreement and ABL Credit Agreement, each of which bears interest at variable rates based on LIBOR. The Company had $2,674 million of variable rate loans outstanding as of June 30, 2020.
On May 16, 2018, the Company entered into interest rate swap agreements with six counterparties, which fix a portion of the variable interest due under its Term Loan Credit Agreement (the "Swap Agreements"). Under the terms of the Swap Agreements, which mature on December 15, 2022, the Company pays a fixed rate of 2.935% and receives a variable rate of interest based on one-month LIBOR. As of June 30, 2020, the total notional amount of the six Swap Agreements was $1,800 million.
It is management's intention that the notional amount of the Swap Agreements be less than the variable rate loans outstanding during the life of the derivatives. For the three months ended June 30, 2020 and 2019, the Company recognized a loss on the Swap Agreements of $11 million and $2 million, respectively, which is reflected in Interest expense in the Condensed Consolidated Statements of Operations. For the nine months ended June 30, 2020 and 2019, the Company recognized a loss on the Swap Agreements of $22 million and $7 million, respectively, which is also reflected in Interest expense. At June 30, 2020, the fair value of the outstanding Swap Agreements was a deferred loss of $115 million. Based on the payment dates of the contracts, $49 million and $68 million, including accrued interest, was recorded in Other current liabilities and Other liabilities in the Condensed Consolidated Balance Sheets, respectively. On an annual basis, a hypothetical one percent change in interest rates for the $874 million of unhedged variable rate debt as of June 30, 2020 would affect interest expense by approximately $9 million.
On July 1, 2020, the Company entered into new interest rate swap agreements with four counterparties. See Note 21, "Subsequent Event" to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Foreign Currency Risk
Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of our non-U.S. ("foreign") operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are Euros, Canadian Dollars, British Pound Sterling, Chinese Renminbi, Indian Rupee, Australian Dollars and Japanese Yen.
Non-U.S. denominated revenue was $158 million and $472 million for the three and nine months ended June 30, 2020, respectively. We estimate a 10% change in the value of the U.S. dollar relative to all foreign currencies would affect our revenue for the three and nine months ended June 30, 2020 by $16 million and $47 million, respectively.
The Company, from time-to-time, utilizes foreign currency forward contracts primarily to hedge fluctuations associated with certain monetary assets and liabilities including receivables, payables and certain intercompany obligations. These foreign currency forward contracts are not designated for hedge accounting treatment. As a result, changes in the fair value of these contracts are recorded as a component of Other income, net to offset the change in the value of the underlying assets and liabilities. As of June 30, 2020, the Company maintained open foreign exchange contracts with a total notional value of $373 million, primarily hedging the British Pound Sterling, Euro, Chinese Renminbi and Indian Rupee. At June 30, 2020, the Company had $1 million in both Other current assets and Other current liabilities in the Condensed Consolidated Balance Sheets to reflect the fair value of the open foreign exchange contracts.
For the three months ended June 30, 2020, the Company's loss on foreign exchange contracts was not material. For the three months ended June 30, 2019, the Company's loss on foreign exchange contracts was $1 million and is recorded in Other income, net in the Condensed Consolidated Statement of Operations. For the nine months ended June 30, 2020 and 2019, the Company's loss on foreign exchange contracts was $3 million and $1 million, respectively, which is also recorded in Other income, net.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
As of June 30, 2020, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, evaluating the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2020 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes In Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under Note 20, "Commitments and Contingencies," to the unaudited interim Condensed Consolidated Financial Statements is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes during the quarterly period ended June 30, 2020 to the risk factors previously disclosed in the Company's Form 10-K filed with the Securities and Exchange Commission on November 29, 2019 and the Company's Form 10-Q reports filed with the Securities and Exchange Commission on February 10, 2020 and May 11, 2020, other than as shown below.
The outbreak of COVID-19 coronavirus could have a material adverse effect on the Company's business, results of operations and financial condition and/or cash flows.
On March 11, 2020, the World Health Organization ("WHO") characterized the novel coronavirus disease ("COVID-19") as a pandemic. The current COVID-19 pandemic, and the responses of governments worldwide to COVID-19, are having a negative impact on regional, national and global economies, are disrupting supply chains and reducing international trade and business activity. The pandemic has caused several governments to implement stay-at-home orders, quarantines, significant restrictions on travel and other social distancing measures including restrictions that prohibit many employees from commuting to their customary work locations and require these employees to work remotely if possible. Quarantines, travel restrictions and other social distancing measures have been implemented globally throughout the second and third quarters of fiscal 2020.
The impact of the COVID-19 pandemic has had and may continue to adversely impact our financial condition and results of operations in a variety of ways, including, but not limited to:
•Our ability to operate, as well as our partners' and/or customers' ability to operate, in affected areas has and may continue to be hindered, which may cause our business and operating results to decline.
•Inability of our employees to access customers' sites has and will continue to hinder our ability to offer services that can only be provided on site, as well as our ability to make in person sales visits and demonstrations.
•Clients and customers have had and may continue to have difficulty meeting their payment obligations to us, resulting in late or non-payment of amounts owed.
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
The extent of the impact of the COVID-19 pandemic on our business, financial performance and liquidity, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and severity of the pandemic, as well as any resurgence of the pandemic in regions that were opening businesses, none of which can be predicted. Any of the foregoing factors, or other cascading effects of the coronavirus pandemic that are not currently foreseeable, could have a material adverse effect on our business, results of operations, financial condition and/or cash flows. Some economists are predicting that the recession caused by the COVID-19 pandemic, including as a result of the actions by governments to slow the spread of the disease will be steep and severe. The effectiveness of economic stabilization efforts, including government stimulus efforts, is not assured. Additionally, as pandemic conditions wane, we cannot predict how quickly the marketplaces in which we operate will return to normal.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information with respect to purchases by the Company of shares of common stock during the three months ended June 30, 2020:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under Plans or Programs(2)(3)
April 1 - 30, 2020	57,629	$8.7172	—	$185,000,003
May 1 - 31, 2020	37,423	$12.9600	—	$185,000,003
June 1 - 30, 2020	—	$—	—	$185,000,003
Total	95,052	$10.3876	—
(1)Represents shares of common stock withheld for taxes on restricted stock units that vested.
(2)On November 14, 2018, the Company's Board of Directors approved a warrant repurchase program, authorizing the Company to repurchase the Company's outstanding warrants to purchase shares of the Company's common stock for an aggregate expenditure of up to $15 million. The repurchases may be made from time to time in the open market, through block trades or in privately negotiated transactions.
(3)On October 1, 2019, the Company's Board of Directors approved a share repurchase program, authorizing the Company to repurchase the Company's common stock for an aggregate expenditure of up to $500 million. The repurchases may be made from time to time in the open market, through block trades or in privately negotiated transactions. In connection with the COVID-19 pandemic, the Company has determined to suspend the repurchase program but may recommence the program at any time based on its assessment of the impact the COVID-19 pandemic has on the Company's stock price, business and liquidity.

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
August 10, 2020