Form 10-K
period 2020-09-30
Avaya Holdings Corp.
filed 2020-11-25
CIK 1418100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended September 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-38289

AVAYA HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Delaware		26-1119726
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

2605 Meridian Parkway, Suite 200		27713
Durham,	North Carolina
(Address of Principal executive offices)		(Zip Code)
Registrant's telephone number, including area code: (908) 953-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	AVYA	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the registrant's Common Stock held by non-affiliates on March 31, 2020, the last business day of the registrant's most recently completed second quarter, was $662 million.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of October 31, 2020, 83,392,096 shares of Common Stock, $.01 par value, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K will be incorporated by reference from certain portions of the registrant's definitive proxy statement for its 2021 Annual General Meeting of Stockholders, or will be included in an amendment hereto, to be filed with the
Securities and Exchange Commission not later than 120 days after the close of the registrant's fiscal year ended September 30, 2020.

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
Marketing, Ranking and Other Industry Data
This Annual Report on Form 10-K includes industry and trade association data, forecasts and information that we have prepared based, in part, upon data, forecasts and information obtained from independent trade associations, industry publications and surveys and other information available to us. Some data is also based on our good faith estimates, which are derived from management’s knowledge of the industry and independent sources. Industry publications and surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. We have not independently verified any of the data from third-party sources, nor have we ascertained the underlying economic assumptions relied upon therein. In particular, the Aragon reports described below represent research opinion or viewpoints published, as part of a syndicated subscription service, by Aragon Research, Inc., ("Aragon") and are not representations of fact. Each of the Aragon reports speaks as of its original publication date (and not as of the date of this filing) and the opinions expressed in the Aragon reports are subject to change without notice. Aragon does not endorse any vendor, product or service depicted in its research publications, and does not advise technology users to select only those vendors with the highest ratings or other designation. Aragon research publications consist of the opinions of Aragon's research organizations and should not be construed as statements of fact. Aragon disclaim all warranties, expressed or implied, with respect to this research, including any warranties of merchantability or fitness for a particular purpose. Statements as to our market position are based on market data currently available to us. Our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under the heading Item 1A, "Risk Factors" in this Annual Report on Form 10-K. Certain information in the text of this Annual Report on Form 10-K is contained in industry publications or data compiled by a third-party. The sources of these industry publications and data are provided below:
•Aragon Report: The Aragon Research GlobeTM for Unified Communications and Collaboration, 2020, Jim Lundy, et al., April 2020
•Aragon Report: The Aragon Research GlobeTM for Intelligent Contact Center, 2020, Jim Lundy, June 2020

PART I

Item 1.	Business
Our Company
Avaya is a global leader in digital communications products, solutions and services for businesses of all sizes delivering most of its technology through software and services. We enable organizations around the globe to succeed by creating intelligent communications experiences for our clients, their employees and their customers. Avaya builds open, converged and innovative solutions to enhance and simplify communications and collaboration in the cloud, on-premise or a hybrid of both. Our global, experienced team of professionals delivers award-winning services from initial planning and design, to seamless implementation and integration, to ongoing managed operations, optimization, training and support.
Businesses are built by the experiences they provide, and everyday Avaya delivers millions of those experiences globally through its software and solutions. Avaya is shaping the future of businesses and workplaces, with innovation and partnerships that deliver significant, tangible business results. Our cloud communications solutions and multi-cloud software ecosystem power tailored, intelligent, and effortless customer and employee experiences that enable our clients to effectively engage and interact with their customers.
During fiscal 2020, Avaya shifted its entire comprehensive portfolio of capabilities to Avaya OneCloud, which offers significant capabilities across contact center, unified communications and collaboration, and communications platform as a service (“CPaaS”). We believe Avaya OneCloud uniquely positions us to address a customer’s needs in creating a Digital Workplace for their campus-based and remote employees through Unified Communications and Collaboration and the Customer Experience Center, our name for contact centers, helping clients deliver tangible business results.
Avaya offers a range of sales and licensing models that can be deployed on-premise or via a public, private, or hybrid cloud. During fiscal 2020, our investments to transform our revenue generation model from one that was legacy on-premise to one that is cloud-facing began positively contributing to our financial performance. Avaya offers an open, extensible development platform, enabling customers and third parties to easily create custom applications and automated workflows for their unique needs, integrating Avaya’s capabilities into the customer's existing infrastructure and business applications. Our solutions enable a seamless communications experience that adapts to how employees work instead of changing how they work.
Avaya also offers one of the broadest portfolios of business devices in the industry, including handsets, video conferencing units and headsets to meet the needs of every type of worker across a customer’s organization and help them get the most out of their communications investments. Avaya IP-enabled handsets, multimedia devices and conferencing systems enhance collaboration and productivity, and position organizations to incorporate future technological advancements.
Operating Segments
Our business has two operating segments: Products & Solutions and Services.
Products & Solutions
Products & Solutions encompasses our unified communications and contact center software platforms, applications and devices.
•Unified Communications and Collaboration ("UCC"): Avaya's UCC solutions enable organizations to reimagine collaborative work environments and help companies increase employee productivity, improve customer service and reduce costs. With Avaya's UCC solutions, organizations can provide their workers with a single application, or “app,” for all-channel calling, messaging, meetings and team collaboration with the same ease of use as existing consumer apps. Avaya embeds communications directly into the apps, browsers and devices employees use every day giving them a more natural, efficient and flexible way to connect, engage, respond and share - where and how they want. During fiscal 2020, we expanded our UCC portfolio to include cloud-based solutions.
•Contact Center ("CC"): Avaya’s industry-leading digital contact center solutions enable clients to build a customized portfolio of applications to drive stronger customer engagement and higher customer lifetime value. Our reliable, secure and scalable communications solutions include voice, email, chat, social media, video, performance management and third-party integration that can improve customer service and help companies compete more effectively. Like the UCC business, Avaya is evolving CC solutions for cloud deployment and, in fiscal 2020, we expanded our CC portfolio to include cloud-based solutions.
•We are also focused on ensuring an outstanding experience for mobile callers by integrating transformative technologies, including Artificial Intelligence ("AI"), mobility, big data analytics and cybersecurity into our CC solutions. As our customers use these solutions to gain a deeper understanding of their customer needs, we believe that their teams become more efficient and effective and, as a result, their customer loyalty grows.

Services
Complementing our product and solutions portfolio is a global, award-winning services portfolio, delivered by Avaya and our extensive partner ecosystem. Our services portfolio consists of our global support services, enterprise cloud and managed services and professional services. We also classify customers who upgrade and acquire new technology through our subscription offerings as part of our Services segment.
•Global Support Services provide offerings that help businesses protect their technology investments and address the risk of system outages. We help our customers gain a competitive edge through proactive problem prevention, rapid resolution and continual solution optimization. Most of our global support services revenue is recurring in nature.
•Enterprise Cloud and Managed Services enable customers to take advantage of our technology via the cloud, on-premise, or a hybrid of both, depending on the solution and the needs of the customer. Most of our enterprise cloud and managed services revenue is recurring in nature and based on multi-year services contracts.
•Professional Services enable our customers to take full advantage of their IT and communications solution investments to drive measurable business results. Our experienced consultants and engineers partner with customers along each step of the solution lifecycle to deliver services that add value and drive business transformation. Most of our professional services revenue is non-recurring in nature.

With these comprehensive services, customers can leverage communications technology to help them maximize their business results. We help our customers use communications to minimize the risk of outages, drive employee productivity and deliver a differentiated customer experience.
Our services teams also help our customers transition at their desired pace to next generation communications technology solutions. Our customers can choose the level of support for their communications solutions best suited for their needs, which may include deployment, training, monitoring, solution management, optimization and more. Our systems and service team’s performance monitoring can quickly identify and address issues before they arise. Remote diagnostics and resolutions focus on fixing existing problems and avoiding potential issues in order to help our customers save time and reduce the risk of an outage.
Avaya OneCloud Deployment Options and Capabilities
Cloud and Software-as-a-Service (“SaaS”) models generally refer to the products and services that allow organizations to move from owning, managing and running solutions to paying only for the capabilities they need. Avaya OneCloud provides an option for customers to access all of this and customize as they see fit.
Avaya OneCloud provides the full spectrum of deployment options, including via private, public and hybrid cloud, as well as on-premise. This enables organizations to deploy our solutions in the way that best serves their business requirements and complements their existing investments, while moving with the speed and agility they require.
Avaya OneCloud, delivered as Private, Public, Hybrid or On-Premise
•Private cloud: Each organization has its own instance of the software, although the platform is shared across multiple organizations.
•Public cloud: Each organization has a tenant of a shared instance of the software on a shared platform.
•Hybrid cloud: In a hybrid deployment, customers are able to leverage private cloud features that are already performing to their specifications and then integrate newly developed capabilities from the broader public cloud portfolio.
Avaya’s solutions are addressing the convergence of private and public cloud deployments observed across the industry. Used in conjunction with our private cloud solution, a customer can use a public cloud to provide capability at the edge of their network in a cost effective manner. Avaya’s investments in data-driven intelligent automation mean that if an organization needs to deploy an advanced, integrated, value-focused solution via a private cloud but needs it deployed in just hours, Avaya can deliver such a solution on the requested timeline. The benefit to the organization is “always available” access to the latest capabilities and innovation, quickly and at scale.
Avaya OneCloud, delivered as Subscription
Subscription begins the customer’s journey to the cloud by changing the commercial model from an ownership model with an existing on-premise solution to a usage model, with monthly or annual subscription payments. The customer only pays for the software and solutions that they need as opposed to buying an off the shelf solution that cannot be easily tailored to their needs, while providing access to the latest software.

Avaya OneCloud, delivered as a Managed Service
An organization can leverage its existing technology infrastructure investments without having to operate them. In this model, the organization will transition from a commercial model to a usage model and engage Avaya or a business partner to operate its investments on their behalf. The customer receives a tailored solution using the latest software with standardized cloud contracts.
Avaya OneCloud Migration
We believe our migration methodology differentiates us from many other cloud vendors in the market because of our range of services and ability to seamlessly migrate our customers to the cloud. We provide a range of cloud-facing deployment options best suited to a customer’s business and the capabilities to help our customers deploy these options. Our approach also provides flexible options based on standardized methodologies, a range of services, enterprise software expertise and tools to help organizations along every step of their journey to the cloud, by reducing transition complexities and risks as they move from their current deployment to a cloud-based one.
With our comprehensive Avaya OneCloud portfolio and a long-term technology development roadmap in place, we are helping our customers build state-of-the-art digital workplaces and contact centers. Our customers can take advantage of public, private and hybrid cloud solutions at any stage in their journey, and leverage new capabilities and innovations from Avaya and its ever-expanding partner ecosystem by consuming these software capabilities from the cloud, over-the-top of their on-premise solutions.
On-Premise
While a growing portion of our business is transitioning to our private, public and hybrid cloud-facing consumption models, there are customers that have business models and/ or requirements that mandate a premise-based infrastructure and therefore we will continue to support such solutions.
Application Developer Products
Along with off-the-shelf integrations with frequently used business applications used across an organization, Avaya’s unified communications platform simplifies the embedding of Avaya One Cloud communications and collaboration capabilities into business applications, including customer relationship management and enterprise resources planning. Our platform enables customers, third parties to work with Avaya to create customized engagement applications and to meet the unique operating requirements of a customer with unified communications and contact center capabilities including voice, video, messaging and meetings. Avaya also offers a cloud-based execution and test environment for developing proof-of-concept applications.
Avaya Client SDK provides a developer-friendly set of tools that enables the building of innovative user experiences for vertical or business specific applications. Any functionality Avaya uses in its own clients and applications is available to developers through the SDK. Developers can mix and match functionality from both our unified communications and contact center solutions.
Avaya has an extensive developer program boasting over one million active developers. Avaya DevConnect enables third parties to support and extend the capabilities of Avaya solutions to address business challenges. Thousands of companies around the world are program members, including developers, system integrators, service providers and Avaya customers.
Cloud, Alliance Partner and Subscription Revenues (“CAPS”)
We measure our success in transforming our business to the cloud and our ability to reduce our dependence on premise-based perpetual licensing models by analyzing the contribution of our “CAPS revenue” to total consolidated revenue. CAPS revenue refers to revenue from cloud based solutions, together with revenues from our Strategic Alliance Partnerships and Subscription revenue. Our CAPS revenue as a percentage of total consolidated revenue, excluding the impact of fresh start accounting adjustments recognized upon the Company's emergence from bankruptcy, has grown over the past three fiscal years, representing 26%, 15% and 14% of total consolidated revenue for fiscal 2020, 2019 and 2018, respectively.
Alliances and Partnerships
Avaya has formed commercial and partnering arrangements through global alliances to expand the availability of our products and services, enhance the value derived by customers and grow our revenue opportunity.
Global Alliances
Avaya global alliances are strategically oriented technical and commercial relationships with key partners that we believe enhance both companies' go-to-market strategy. We have three primary types of global alliances: Global Service Provider alliances, Global Systems Integrator alliances and Ecosystem alliances.

•Global Service Provider alliances: Through these partnering arrangements with leading telecommunications service providers, we pursue sell-to and sell-through opportunities for Avaya solutions and services. These alliances are integral in selling and implementing our cloud-based services. We also see them as a principal route to market for our UCaaS and CCaaS solutions. During fiscal 2020, we entered a strategic partnership with RingCentral, Inc. (“RingCentral") and began deployment of Avaya Cloud Office, our OneCloud UCaaS solution.
•Global Systems Integrator alliances: These are similar to our Global Service Provider alliances, but refer to arrangements with systems integrator partners, as well as key channel partners with strong professional services and systems integration capabilities.
•Ecosystem alliances: These partnering arrangements are with industry leaders and leading technology companies. They feature deeper, R&D-led integrations and/or expanded go-to-market efforts, such as the DevConnect Select Product Program or the Avaya & Friends Program for international markets.
Channel Partners
Our channel partners serve our customers worldwide through Avaya Edge, our business partner program. Through certifications, the Avaya Edge program positions Value Added Reseller partners to sell, implement and maintain our communications systems, applications and services. Avaya Edge offers clearly defined partner categories with financial, technical, sales and marketing benefits that grow with levels of certification and revenue contribution. We support partners in the program by providing our comprehensive Avaya OneCloud portfolio of solutions in addition to sales, marketing and technical support. Although the terms of individual channel partner agreements may deviate from our standard program terms, our standard program agreements for resellers generally provide for a term of one year, with automatic renewal for successive one-year terms. Agreements may generally be terminated by either party for convenience upon 30-days' prior notice, and our standard program agreements for distributors may generally be terminated by either party for convenience upon 90 days prior notice. Certain of our contractual agreements with our largest distributors and resellers, however, permit termination of the relationship by either party for convenience upon prior notice of 180 days. Our partner agreements generally provide for responsibilities, conduct, order and delivery, pricing and payment, and include customary indemnification, warranty and other similar provisions. The Company's largest distributor, ScanSource Inc., is also its largest customer and represented 8% of the Company's total consolidated revenue for fiscal 2020. See Item 1A, "Risk Factors-Risks Related to Our Business-Our Operations, Markets and Competition-Our strategy depends in part on our reliance on our indirect sales channel" for additional information on the Company's reliance on its indirect sales channel.
Our Business Today
Our solutions address the needs of a diverse range of businesses, including large multinational enterprises, small and medium-sized businesses and government organizations. Our customers operate in a broad range of industries, including financial services, healthcare, hospitality, education, government, manufacturing, retail, transportation, energy, media and communications. We employ a flexible go-to-market strategy with direct or indirect presence in approximately 190 countries. As of September 30, 2020, we had more than 4,000 active channel partners and for fiscal 2020 our product revenue from indirect sales through our channel partners represented 67% of our total Products & Solutions segment revenue.
For fiscal 2020, 2019 and 2018 (on a combined basis), we generated revenue of $2,873 million, $2,887 million and $2,851 million, of which 37%, 42% and 44% was generated by Products & Solutions and 63%, 58% and 56% by Services, respectively. Revenue by business area is presented in the following table for the periods indicated:

	Successor			Predecessor (1)	Non-GAAP Combined
	Fiscal years ended September 30,		Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal year ended September 30, 2018
(In millions)	2020	2019
Products & Solutions:
Unified Communications and Collaboration	$710	$863	$718	$180	$898
Contact Center	363	359	271	73	344
	1,073	1,222	989	253	1,242
Services:
Global Support Services	1,238	1,086	786	244	1,030
Enterprise Cloud and Managed Services	282	297	245	57	302
Professional Services	280	282	227	50	277
	1,800	1,665	1,258	351	1,609
	$2,873	$2,887	$2,247	$604	$2,851
(1) Upon our emergence from bankruptcy on December 15, 2017, we adopted fresh start accounting, which resulted in a new basis of accounting and the Company became a new entity for financial reporting purposes. For additional information on the effects of adopting fresh start accounting, see “Emergence from Bankruptcy” below.
One of our key focuses is increasing our recurring revenue. We define recurring revenue as revenue from products and services that are delivered pursuant to multi-period contracts including recurring subscription-based software revenue, maintenance, global support services and enterprise cloud and managed services. Non-recurring revenue consists of hardware, non-recurring perpetual-based software and one-time professional services. Hardware predominantly consists of endpoints, which include phones, video conferencing equipment and headsets. Non-recurring software is predominantly comprised of perpetual licenses. One-time professional services include installation services, as well as project-based deployment, design and optimization services.
Trends Shaping Our Industry
We believe several trends are shaping our industry, creating a substantial opportunity for us and other market participants to capitalize on these trends. These trends include:
•Unified Communications and Collaboration, CPaaS and Contact Center are converging to become part of an integrated services offering delivering next-generation communications capabilities across a host of devices and channels. Avaya already has more than 10,000 customers that range in size from 10 seats to 250,000 seats on a converged premise-based UCC and CC platform.
•Businesses will continue to invest in more than one unified communications platform as they build a collaboration portfolio to be used by their employees to address use cases specific to their ability to service their end customers.
•Remote worker and workforce mobility requirements are growing as the needs to work from home, or from anywhere, accelerate—driving increased usage of mobile devices by consumers and employees. These trends are further amplified as business leaders shift IT priorities to digitally transform their companies and take advantage of disruptive technologies like cloud-based solutions and delivery models, big data, IoT, cybersecurity and AI.
•Preference for cloud delivery of applications and management of multiple and varied devices continues to grow, all of which must be handled with the security their business demands.
•Demand for multi-experience as an evolution of omnichannel customer service continues to become an increasingly critical element of contact center solutions as consumers embrace new technologies and devices in creative ways.
•The Experience Economy will drive decision making in the future. These experience expectations mean that communications in serving the customer are continuing to become an increasingly critical element in contact center solutions, as consumers embrace new technologies and devices in creative ways and at an accelerating pace. Avaya is continuing to invest in AI-derived solutions delivered through cloud and subscription models to create “Experiences that Matter” for customers, employees and agents. This increased adoption and deployment of AI is providing significant new opportunities for enhanced UCC and CC solutions that improve the customer experience and transform the Digital Workplace. By expanding the use of AI, we can potentially reduce adoption costs, increase solution effectiveness and offer expanded alternatives to traditional methods for rendered services.

Our Market Opportunity
We believe that these trends create significant market opportunity for the next-generation UCaaS, Collaboration, CCaaS and CPaaS solutions that Avaya has brought to the market in fiscal 2020. The limitations of traditional premise-based communications solutions and services and capital-intensive buying models present an opportunity for differentiated vendors to gain market share in the cloud. We believe that the total available market for these solutions includes spending on communications applications, and the business devices that improve the application experience, as well as spending on one-time and recurring professional, enterprise cloud and managed services, and support services to implement, maintain and manage these solutions.
We are expanding our business in several of these areas, primarily with cloud-facing and subscription-based consumption models for customers, as well as providing them with managed services offerings. We are also growing in the customer segments that we serve, including large enterprises with more than 1,000 employees, as well as midmarket enterprises with between 50 and 250 agents in the contact center market and between 100 and 1,000 employees for customers using our UCC solutions. The growth opportunity in these markets comes from the need for enterprises to increase productivity and upgrade their unified communications and collaboration and contact center strategy to a more integrated approach, to account for the accelerated work from home / work from anywhere trend, increased mobility, and a host of devices and multiple communications channels. In response to these needs, we expect that aggregate total spending on UCC, CPaaS, CC, services and support, and enterprise cloud and managed services to grow, with the majority of growth coming from cloud services.

Although the decision makers for our solutions and services have traditionally been senior IT leadership, up to and including Chief Information Officers (“CIOs”), our research finds that now more of the buying decisions are being influenced by business units and the broader C-suite, including Chief Executive Officers (“CEOs”), Chief Marketing Officers (“CMOs”) and Chief Digital Officers (“CDOs”). They have become more involved as digital transformation has expanded beyond the data center and IT infrastructure to encompass lines of business operations and customer experiences. CEOs, CMOs and CDOs are recognizing growing customer and employee demand for better interactions across multiple channels of their choosing, and they see an opportunity to differentiate their companies and lines of business by providing their employees with an opportunity to deliver a superior customer experience.
We believe that due to the increasing importance of technology as both an internal and external-facing presence of the enterprise, as well as the high stakes of data breaches, CEOs are increasingly engaged in the decision-making process. CMOs and CDOs are gaining additional budget authority as they are tasked with managing customer experience and marketing activities using sophisticated communications technology and rich data. We believe that because of the shifts in decision-making roles, the focus of customer experience solutions should be to provide businesses with better ways to engage with end users securely across multiple platforms and channels, creating better customer experiences, and ultimately, higher revenues for the business.
In our experience, decision makers have three critical priorities:
•Shift to cloud-based solutions: Companies today seek technology that helps them lower Total Cost of Ownership (“TCO”) and increase deployment speed and application agility, including a variety of public, private and hybrid cloud solutions. They are also shifting away from a complex, proprietary capital-intensive consumption model to one that is more flexible and efficient in gaining access to the latest technology.
•Leverage existing technology infrastructure while positioning for the future: The speed at which new technology enters the market is challenging companies to rapidly adopt and install new technology. We believe this pressure creates strong demand for scalable systems that do not require enterprise-wide overhauls of existing technology to implement newer solutions and technologies. Instead, it favors incremental, flexible, extensible technologies that are easy to adopt and compatible with, existing infrastructures.
•Manage the reliable and secure integration of an increasing number and variety of devices and endpoints: Today, business users leverage laptops, smartphones and tablets just as often – if not more than – desk-based devices. The ability to communicate seamlessly and securely across devices, applications and endpoints must be managed as part of an integrated communications infrastructure.
Our Answer
Position Avaya as the leader in cloud-based Digital Workplace and Customer Experience Solutions. To accomplish this, we plan to:
•Define innovation in our core market segments by delivering powerful AI-enabled cloud communications solutions,
•Win with global services capabilities that support customer cloud adoption and drive expansion, and

•Activate, convert and transform our installed base by providing a customer journey that enables them to effortlessly migrate to, and consume Avaya cloud services.
In addition, Avaya intends to:
•Increase our Midmarket Capabilities and Market Share: We believe our market opportunity for the portion of the midmarket segment that Avaya serves is growing. We define the midmarket as firms with between 50 and 250 agents for CC and between 100 and 1,000 employees for UCC. Not only do we believe this segment is growing, but we also believe midmarket businesses are underserved and willing to invest in IT enhancements. We intend to continue to invest in our midmarket offerings and go-to-market resources to increase market share and meet the growing demands of this segment.
•Increase Sales to Existing Customers and Pursue New Customers: We believe that we have a significant opportunity to increase our sales to our existing customers by offering new solutions from our Avaya OneCloud portfolio. This set of cloud capabilities is supported by our market leadership, global scale and extensive customer interaction, including at the C-suite level, and creates a strong platform from which to drive and shape the evolution of enterprise communications. Our track record with our customers has earned us credibility that we believe provides us with a competitive advantage in helping them cope with this evolution.
We also believe our refreshed product and services portfolio provides increased potential for acquiring new customers.

We have worked to become both HIPAA and PCI DSS compliant as we believe the ability to service these two areas will significantly expand our potential customer base and total addressable market. These certifications allow for market penetration into otherwise restrictive and difficult markets, including healthcare and pharmaceuticals.
•Invest in Sales and Distribution Capabilities: Our flexible go-to-market strategy consists of both a direct sales force and indirect sales through our alliances and channel partners, allowing us to reach customers across industries and around the globe. We believe our channel partner network is a valuable competitive differentiator. We intend to continue investing in our channel partners and sales force in order to optimize their market focus and enter new vertical segments. We provide our channel partners, including master agents and sales agents, with training, marketing programs and technical support through our Avaya Edge program that helps to further differentiate our offerings. These agents are our primary distribution channel for small to midmarket customers. Under our master agent program, small to midmarket sales agents connect potential customers with us and we then handle the rest of the transaction including contracting, provisioning, managing and billing the Avaya services for the business. The master agent program provides an option that rounds out the available choices for customers, channel partners and sales agents to access Avaya’s industry-leading communications solutions.
We also leverage our sales and distribution channels to accelerate customer adoption of our cloud-based solutions and generate an increasing percentage of our revenue from our new high-value software products, video collaboration, midmarket offerings and user experience applications.

•Expand Margins and Profitability: We maintain a tight focus on profitability levels and are continually evaluating the efficacy of our cost-saving initiatives. These initiatives have contributed to improvements in our gross margin and we expect to pursue additional cost-reduction opportunities. While we anticipate margin and profitability growth to increase over the long-term as a result of these cost-saving initiatives, we expect slight decreases in margin during fiscal 2021 as we invest in our new Avaya OneCloud offerings.
Our Competitive Strengths
We believe the following competitive strengths position us to capitalize on the opportunities created by the market trends affecting our industry.
A Leading Position across our Primary Markets
With a full suite of UCC and CC solutions offered under Avaya OneCloud and our expansive go-to-market capability, we are a leader in business communications. We maintain a leading market share in worldwide contact center agents and are among the leaders in unified communications and collaboration seats. We were recognized as a Leader in the Aragon Research Globe for Unified Communications and Collaboration and Aragon Research Globe for Unified Communications and Collaboration 2020 reports. Additionally, we believe that we are a leading provider of private cloud and managed services and that our market leadership and incumbent position within our customer base provides us with a superior opportunity to cross-sell to existing customers and position ourselves to win over new customers.

Our Open Standards Technology Supports Multi-vendor, Multi-platform Environments
Our open, standards-based technology is designed to accommodate customers with multi-vendor environments seeking to leverage existing investments. Providing enterprises with strong integration capabilities allows them to take advantage of new UCC and CC technology as it is introduced. It does not limit customers to a single vendor or add to the backlog of integration work. We also continue to invest in our developer ecosystem, Avaya DevConnect, which has grown to include more than 119,000 members as of September 30, 2020. Avaya DevConnect, together with our Application Programming Interfaces ("APIs"), which are a set of routines, protocols and tools for building software applications and applications development environments, allow our customers to derive unique and additional value from our architecture.
Building on our Leading Service Capabilities for a Significant Recurring Revenue Stream
Avaya services relationships have long been significant contributors to our large recurring revenue base, and provide us with significant visibility into our customers’ future collaboration needs. Our global support services and enterprise cloud and managed services are typically provided to customers through recurring contracts. These contracts generally have terms that range from one- to five-years for support services, and one- to seven-years terms for enterprise cloud and managed services. The launch of our Avaya OneCloud Subscription offer is a further evolution of our global support services business and provides our customers with flexibility in how they consume our solutions.
In addition to insights into their ongoing operational needs, our professional services team engages in migration planning, security services, custom application integration and other consulting activities that position us to understand our customers’ business needs today and in the future.
•Support Services: Avaya is a leading provider of recurring support services for business communications solutions. Our worldwide services-delivery infrastructure and capabilities help customers address critical business communications needs from initial planning and design through implementation, maintenance and day-to-day operation, monitoring and solution management. With more than 4,000 trained and certified services professionals worldwide, we can help customers find and implement the right communications solutions.
We believe the Avaya support services team continues to be well-positioned for success due to our close collaboration between our R&D and service planning teams in advance of new product releases. We offer high levels of automation to onboard and manage a customer’s communications infrastructure, delivering faster, more effective deployments from proof of concept to production. This includes a robust communications automation platform with full event orchestration leveraging advanced AI functionality. As a pioneer of the omnichannel support experience in enterprise support, Avaya also gives customers the option to interact with our "Ava" virtual agent, to access immediate support answers online. Customers can also connect with one of our experts via web chat, web talk or web video. When necessary, Avaya Services can also directly access our R&D teams to resolve customer issues. All combined, these capabilities position Avaya to provide the highest-quality service for Avaya products.
•Professional Services: Avaya offers a broad portfolio of capabilities through its professional services, including implementation/enablement services, system optimization, innovation services, partner solution integration and custom applications development.
•Enterprise Cloud and Managed Services: With a focus on customer performance and growth, Avaya’s enterprise cloud solutions and managed services solutions range from managing software releases, to operating customer cloud, premise or hybrid-based communication systems, to helping customers migrate to next-generation business communications environments. We believe that our deep understanding of application management supporting unified communications, collaboration and contact center solutions positions us to best manage and operate cloud-based communications systems for our customers.

We believe our employees and consultants are among the best in our industry because they are trained and supported by the best in the industry. The high level of customer satisfaction ratings we receive for support transactions is a testament to the expertise of our people. These dedicated professionals are focused on satisfying customer needs, driving a proactive and preventive agenda to help customers maintain optimum levels of service.
We continue to broaden the options for cloud-based service offerings, expanding our consulting services capabilities and upselling our existing customers to our cloud-based and managed services offerings. We are investing to provide additional options along the spectrum of support service offerings, constantly developing our tools and infrastructure to improve our service levels. In addition, as our custom applications development team complete customer-funded application development engagements, they identify opportunities to monetize those solutions across our broader customer base.

Expanding Cloud Offerings and Capabilities
In our experience, technology and business leaders are increasingly turning to cloud-based technologies and business models that help enterprises cut costs, increase productivity, simplify IT environments and shift, when possible, to subscription-based models. We are investing in the expansion of our cloud and hybrid cloud solutions and through our Avaya OneCloud portfolio, offer solutions and technologies that span on-premise, private, public and hybrid cloud development models. Avaya Cloud Office, launched in fiscal 2020, will position us to further meet market demand for cloud-based unified communications and collaboration applications, while the launch of our next-generation CCaaS offering will support customer demand in contact center applications.
Open Standards, Product Differentiation and Innovation
Avaya’s open architecture provides a competitive advantage for us as potential customers consider migrating to our solutions and services because we can integrate with incumbent competitor systems and provide a path for gradual transition, while immediately achieving overall cost savings and improved functionality.
Throughout fiscal 2020, we enhanced our Avaya OneCloud portfolio by rolling out new solutions to address growing demand for our CCaaS, CPaaS, UCaaS and Subscription offerings, as customers transition to cloud-based and subscription consumption models to support public, private and hybrid cloud or on-premise deployments.
We expect to continue investing in innovation across the portfolio to bring further enhancements and breakthroughs to market, encouraging customers to continue to add innovative new capabilities to their systems. As we expand our cloud and mobility opportunities, we are also identifying new ways to leverage virtual desktop infrastructure to securely deliver business communications to users. We are developing AI solutions internally and with partners to help organizations transform customer experiences. We are deploying these disruptive solutions to drive incremental value for our customers, and their customers.
Research and Development ("R&D")
Avaya makes substantial investments in R&D to develop new systems, solutions and software in support of business communications, including, but not limited to, converged communications systems, communications applications, multimedia contact center innovations, collaboration tools, messaging applications, video, speech-enabled applications, business infrastructure and architecture, converged mobility systems, cloud offerings, web services, artificial intelligence, communications-enabled business processes and applications, and services for our customers. Over the past three fiscal years, we have invested approximately $780 million in R&D, including technology acquisitions.
We invested 19.3%, 16.7% and 16.9% in R&D as a percentage of product revenue in fiscal 2020, 2019 and 2018, respectively, reflecting a consistent investment in R&D as a percentage of product revenue and evidencing our commitment to innovation. Our investments in fiscal 2020 focused on driving innovative cloud solutions across our portfolio and new releases of our UCC and CC solutions.
Patents, Trademarks and Other Intellectual Property
We own a significant number of patents important to our business and we expect to continue to file patent applications to protect our R&D investments in new products and services across all areas of our business. As of September 30, 2020, we had more than 4,400 patents and pending patent applications, including foreign counterpart patents and foreign applications. These patents and pending patent applications cover a wide range of products and services involving a variety of technologies. For the U.S., patents terms may be 20 years from the date of the patent's filing, depending upon term adjustments made by the patent office. In addition, we hold numerous trademarks in the U.S. and in other countries. We also have licenses to intellectual property for the manufacture, use and sale of our products.
We obtain patent and other intellectual property rights used in connection with our business when practicable and appropriate. Historically, we have done so both organically, through commercial relationships, and in connection with acquisitions.
We manage our patent portfolio to maximize return on investment by selectively selling patents at market prices and cross licensing with other parties when such sales or licensing are in best our interests. These monetization programs are conducted in a manner that helps to preserve Avaya’s freedom to operate and to help ensure that Avaya retains patents needed for defensive use.
From time to time, assertions of infringement of certain patents or other intellectual property rights of others have been made against us, and certain pending claims are in various stages of litigation. Based on our experience and customary industry practice, we believe that any licenses or other rights that might be necessary for us to continue with our current business could be obtained on commercially reasonable terms. For more information concerning the risks related to patents, trademarks and other intellectual property, see Item 1A, "Risk Factors-Risks Related to Our Business-Intellectual Property and Information Security-We may be subject to litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling our products or services."

Customers
Avaya employs a flexible, go-to-market strategy to support our diverse customer base, ranging in size from small businesses employing a few employees to large government agencies and multinational companies with more than 100,000 employees. Our customers operate in a broad range of industries, including financial services, manufacturing, retail, transportation, energy, media and communications, hospitality, health care, education and government. Our customers include leading Forbes Global 2000 companies across all these industries. For more information concerning the risks related to contracts with the U.S. federal government, see Item 1A, "Risk Factors - Risks Related to Our Business-Our Operations, Markets and Competition-Contracting with government entities can be complex, expensive and time-consuming."
Sales and Distribution
Our global go-to-market strategy is designed to focus and strengthen our reach and impact on large multinational enterprises, midmarket and regional enterprises and small businesses. Our go-to-market strategy is intended to serve our customers in the way they prefer to work with us, either directly with Avaya or indirectly through our sales channel, which includes our global network of strategic alliances, channel partners, distributors, dealers, value-added resellers, telecommunications service providers, system integrators, master agents and sub-agents. Our sales organizations are equipped to sell our comprehensive Avaya OneCloud portfolio complemented by services offerings including product support, integration and other professional services, and enterprise cloud and managed services.
We continue to focus on efficient deployment of Avaya sales resources, both directly and indirectly through our channel partners, for maximum market penetration and global growth. Our investment in our sales organization includes fully integrated curricula on the sales process, guided selling, sales enablement and our solutions for all roles within our sales organization.
Seasonal trends impact the sale of our products. Typically, our second fiscal quarter is our weakest and our fourth fiscal quarter is our strongest, see Item 1A, "Risk Factors - Risks Related to Our Financial Results, Finances and Capital Structure-In addition to experiencing some seasonal trends, our quarterly and annual revenues and operating results have historically fluctuated and the results of one period may not provide a reliable indicator of our future performance."
Development Partnerships
The Avaya DevConnect program is designed to promote the development, compliance-testing and co-marketing of innovative third-party products that are compatible with Avaya’s standards-based products. Member organizations have expertise in a broad range of technologies, including IP telephony, contact center and unified communications and collaboration applications.
As of September 30, 2020, over 32,000 companies have registered with the program, including over 280 companies operating at higher program levels, eligible for technical support and to submit their products or services for compatibility testing through the program by the Avaya Solution Interoperability and Test Lab ("Avaya Test Lab"). Avaya DevConnect engineers work in concert with each submitting member company to develop comprehensive test plans for each application to validate the product integrations.
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

Competition
Although we believe we are differentiated from any single competitor, the following represent the Company's primary competitors in various lines of our business:
•Enterprise UCC: Cisco, Microsoft, NEC, Atos Unify, Alcatel-Lucent Enterprise and Huawei.
•Midmarket UCC: Mitel, NEC, Cisco and Microsoft.
•Cloud Products and Services: Cisco, Microsoft, RingCentral, 8x8, Mitel, Google, LogMeIn, Fuze, Zoom and Twilio.
•Video Products and Solutions: Cisco, Microsoft, Zoom, LogMeIn, Google, Poly, Huawei, ZTE, Ring Central, BlueJeans, and LifeSize.
•Enterprise Contact Center Products and Services: Genesys, Cisco, Aspect Software, Huawei, NEC and Enghouse Interactive.
•Midmarket Contact Center Products and Services: Genesys, Cisco, Five9, NICE InContact, Amazon, Twilio, Talkdesk and Vonage.
We also face competition in certain geographies with companies that have a particular strength and focus in these regions, such as Huawei in China and Intelbras in Latin America.
While we believe our global, in-house end-to-end services organization as well as our indirect channel provide us with a competitive advantage, we face competition from companies offering products and services directly or indirectly through their channel partners, as well as resellers, consulting and systems integration firms and network service providers.
For more information on risks related to our competition, see Item 1A, "Risk Factors-Risks Related to Our Business-Our Operations, Markets and Competition- We face formidable competition from providers of unified communications and contact center solutions and services, including cloud-based solutions, and this competition may negatively impact our business and limit our growth."
Employees and Human Capital Management
As of September 30, 2020, we had 8,266 employees with 2,774 located in the U.S. and 5,492 located outside the U.S. There were 7,941 employees not represented by unions or similar organizations and 325 that were represented and covered by collective bargaining agreements. Of the 325 full-time employees covered by collective bargaining agreements, 310 were located in the U.S. Over recent years, we have assembled a new senior management team that is action-oriented with a disruptive mindset and the willingness to move the business forward to achieve our objectives.
The Compensation Committee of our Board of Directors is responsible for monitoring our human capital management, including, among other aspects, management depth and strength assessment, leadership development, talent assessment, diversity, equality and inclusion and our employee survey results. While human capital management is overseen at the highest level of our Company, it is woven into the everyday fabric of Avaya’s culture.
At Avaya, our people – and the richness of their ethnicities, perspectives, experiences and skills - are the driving force behind our every success. We established cultural principles that are the foundation of our success and put these into action by living our cultural principles in everything we do. Our cultural principles are: simplicity, accountability, teamwork, trust and empowerment. These cultural principles serve as the framework in which we hire, train and manage and assess the performance our global employee population. We believe these principles help differentiate us and, in part, allowed us to retain 96.4% of our top-rated employees throughout fiscal 2020. This represents a 2.1 point increase year over year.
As part of Avaya’s overall dedication and investment in its employees and consistent with its people first strategy, we conduct employee engagement surveys. The surveys in each of fiscal 2018 and fiscal 2019 focused on a variety of different areas, including employee trust in the leadership, effectiveness of leadership communication, and personal and professional employee development. As a result of our transition to a largely work from home workforce in response to global efforts to contain the impact of the COVID-19 pandemic, our engagement survey in fiscal 2020 focused on remote working, including topics such as the employees’ continued effectiveness in a remote environment, access to the necessary resources to be successful in their roles, continued customer focus in a virtual environment and gauging our employees’ health and wellbeing. Avaya intends to continue to monitor engagement through different surveys.
Lastly, Avaya continues to strive to make diversity, equality and inclusion a priority. As of September 30, 2020, 22% of the global employee headcount was female and 26% of our employees in the United States self-identified as part of a minority group. For additional information on the workplace elements of Avaya’s Corporate Responsibility Program see “--Corporate Responsibility and Culture at Avaya.”

Corporate Responsibility and Culture at Avaya
Creating experiences that matter not only defines how Avaya does business, but how we aspire to impact the world. The Avaya OneCloud portfolio of communications solutions contributes to environmental sustainability, supporting remote working initiatives through unified communications solutions such as video, collaboration and team rooms. Our company and our associates also drive positive change by taking action and building partnerships to address pressing environmental and community issues as part of our commitment to Corporate Responsibility. We are leveraging sustainability as an opportunity for innovation, such as developing new initiatives to eliminate single-use plastics in our operations and supply chain. Our employees, customers, partners and suppliers continue to make meaningful and lasting differences in the world, including donating their time and money to support charities and non-profit organizations worldwide. And we are advancing awareness of diversity and inclusion by engaging in dialogue with our employees and leaders.
Avaya’s Corporate Responsibility Program incorporates four key elements: Environment, Community, Marketplace and Workplace. For the Environment element, Avaya looks to implement environmental stewardship practices at our global locations. Community represents Avaya working to positively impact society and supporting the communities where we are located. Marketplace includes engaging in fair and ethical business dealings with our customers, our partners and our supply chain. Workplace focuses on developing a desirable place to work for our employees across the globe.
•With 8,266 global employees, diversity, inclusion and equity have been fundamental to Avaya’s core values. Avaya is a member of the CEO Action for Diversity & Inclusion program to work toward a more inclusive and progressive workplace that values differences and evolves understanding and is also a signatory to the statement from the Silicon Valley Leadership Group standing up for racial justice and equality. This statement is available on www.avaya.com. Information on our website is not a part of this report.
•Avaya has also made a commitment to a newly established Avaya Diversity & Inclusion Council. This council, which is to be created by Avaya employees, aims to build a workplace where individuality is celebrated and harnessed, creating a culture of engagement, innovation and inclusivity.
•Avaya has also created new employee resource groups, including the WIN@A (Women Inspired Network @ Avaya) group focused on women, and ABLE (Avaya Blacks Leading Empowerment) and is also creating new groups for Veterans, LGBTQ employees, Hispanics/Latinos and other employee-defined priority groups.
•These Company-sponsored groups provide the global Avaya team with an opportunity to share open dialogue around issues, promote a culture of Diversity and Inclusion, and provide new business and audience insights into the Company’s diverse customer base.
•Avaya conducts unconscious bias training for all employees. This is not a new program, but has been accelerated to allow for more timely discussions and a greater sense of urgency.
•The Company’s Talent Acquisition program has led to steady year-over-year increases in female and minority representation in leadership positions across Avaya, and the team is currently implementing a series of new tools and practices to further increase diversity in the Company’s candidate pools for hiring and advancement.
The Company has taken an employee-first view of diversity and inclusion, and employees are encouraged to support each other and Avaya communities in light of recent events. We are closely tracking progress on these key items, while exploring other initiatives, from corporate social responsibility, to investments in non-profit organizations, to supporting employee efforts and supporting the global communities where Avaya employees live and work.
Environmental, Health and Safety Matters
Avaya is subject to a wide range of governmental requirements relating to safety, health and environmental protection, including:
•certain provisions of environmental laws governing the cleanup of soil and groundwater contamination;
•various local, federal and international laws and regulations regarding the material content and electrical design of our products that require us to be financially responsible for the collection, treatment, recycling and disposal of those products; and
•various employee safety and health regulations that are imposed in various countries within which we operate.
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

Cybersecurity
Avaya has a vigorous, risk-based cybersecurity program, dedicated to protecting our data as well as data belonging to our customers and partners. We utilize a defensive in-depth strategy, with multiple layers of security controls to protect our data and solutions. Organizationally, we have a Product Security Council, cross-functional Cyber Incident Response teams, Security Operations Centers, and strong governance to ensure compliance with our security policies and protocols. These teams are comprised of experts across our enterprise, as well as outside experts, to ensure that we are monitoring the effectiveness of our cybersecurity governance and vulnerability management programs.
For more information on risks related to data security, see Item 1A, "Risk Factors-Risks Related to Our Business-Intellectual Property and Information Security- A breach of the security of our information systems, products or services or of the information systems of our third-party providers could adversely affect our business, operating results and financial condition."
Corporate Information
Our principal executive offices are located at 2605 Meridian Parkway, Suite 200, Durham, North Carolina. Our corporate telephone number is (908) 953-6000. Our website address is www.avaya.com. Information contained in, and that can be accessed through our website is not incorporated into and does not form a part of this Annual Report on Form 10-K.
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
The Company's corporate governance documents, including the Board of Directors' Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee charters are available, free of charge, on Avaya’s website at https://investors.avaya.com.
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
For a more detailed discussion of our bankruptcy proceedings (the "Restructuring"), see Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 8, Note 24, "Fresh Start Accounting," to our Consolidated Financial Statements.

Item 1A.	Risk Factors
Summary of Risk Factors
The risk factors summarized and detailed below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. These are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, those relating to:
Risks Related to our Business
•executing our strategic operating plan, including our strategic partnership with Ring Central, Inc.;
•shifting more of our business to a subscription-based operating expense model which may harm our cash flows;
•the novel coronavirus (“COVID-19”) pandemic and other future epidemics and public health crises;
•completing acquisitions and/or strategic alliances, including those needed to increase our share of the cloud communications industry and integrating such acquired businesses and alliances;
•market opportunities may not develop for our solutions and services in ways that we anticipate and we may not succeed in developing new innovative solutions and services to keep pace with rapidly changing technology, evolving industry standards and customer preferences;
•industry consolidation and competition from providers of unified communications and contact center solutions and services, including cloud-based solutions;
•our ability to continue to expand our cloud-based solutions and services offerings;
•our reliance on our indirect sales channel;
•disruptions to our third-party contract manufacturers, component suppliers and partners (some of which are sole source and limited source suppliers) and warehousing and distribution logistics providers;
•changes in U.S. trade policy, including the imposition of tariffs;
•compliance with laws and regulations relating to the formation, administration, performance and pricing of contracts with government entities;
• the ability to detect and correct design defects, errors, failures or “bugs” in our products and services;
•disruptions to our business due to catastrophic disasters or events, including health epidemics;
•protection of our proprietary rights to our intellectual property;
•some of our products contain software from open source code sources;
•litigation, intellectual property, infringement claims and the protection of our intellectual property;
•failure to comply with laws and contractual obligations related to data privacy and protection;
•security breaches of our information systems, products or services or of the information systems of our third-party providers;
•operational, logistical, economic and/or political challenges in a specific country or region, which could negatively affect our revenue, costs, expenses and financial condition or those of our channel partners and distributors;
•compliance with certain telecommunications or other rules and regulations, which could subject us to enforcement actions, fines, loss of licenses and possibly restrictions on our ability to operate or offer certain of our services;
•compliance with U.S. and foreign government laws and regulations, including environmental, health, safety and data privacy laws and regulations and economic sanctions;
Risks Related to Our Financial Results, Finances and Capital Structure
•our revenues and operating results have historically fluctuated and may not be a reliable indicator of our future performance;
•shifts in the mix of sizes or types of organizations that purchase our solutions or the mix of products, solutions and services purchased by our customers could affect our gross margins and operating results;
•not realizing the expected benefit from cost-reduction initiatives;

•we may be required to record a significant charge to earnings if our goodwill or intangible assets become impaired;
•our degree of leverage;
•restrictions included in our financing agreements and indentures;
•our ability to service all of our indebtedness and other ongoing liquidity needs and to raise additional capital to fund our operations;
•the price of our common stock may be volatile and fluctuate substantially;
•potential for significantly dilutive issuance of common stock, including upon the conversion of our convertible notes and preferred stock;
•our intention not to pay dividends on our common stock for the foreseeable future; and
•the holders of our Series A Preferred Stock have certain consent rights over charter amendments and issuances of senior equity and they may exercise their redemption or put rights.

Risks Related to Our Business
Our Operations, Markets and Competition
If we do not successfully execute our strategic operating plan, or if our strategic operating plan is flawed, our business, operating results and financial condition could be materially and adversely affected.
Each year, we develop our strategic operating plan that serves as a roadmap for implementing our business strategy and the basis for the allocation of resources, capital, investment decisions, product life cycles, process improvements and strategic alliances and acquisitions. In developing the strategic plan, we make certain assumptions including, but not limited to, those related to the market environment, customer demand, evolving technologies, competition, market consolidation, the global economy and our overall strategic priorities for the upcoming fiscal year. We sell business communications solutions and services in markets where the technology available and the utilized go-to-market models are rapidly changing. Actual economic, market and other conditions may be different from our assumptions and we may not be able to successfully execute our strategic operating plan. Moreover, because we deliver sophisticated products and solutions, our sales process for a portion of our business is complex, lengthy and complicated. If we do not successfully execute our strategic operating plan, or if actual results vary significantly from our assumptions, our business, operating results and financial condition could be adversely impacted. Potential adverse impacts include, but are not limited to, investments made in research and development that do not develop into commercially successful products, operating inefficiencies, unsuccessful strategic alliances or acquisitions or lower revenues due to our sales focus being misaligned with customer demand or an inability to compete effectively against competitors. In addition, unforeseen events, such as the COVID-19 pandemic, could have a significant effect on our ability to execute our strategic plan.
The timing of our cash flows may be negatively impacted as we shift more of our business to a subscription-based model.
We intend to increase our recurring revenue by shifting more of our business to a subscription-based model instead of a perpetual license model. To do this, we need to offer relevant cloud-enabled unified communications and contact center solutions and services at competitive prices, which will both attract new customers and which we can bundle and upsell to existing customers. If we successfully increase our subscription revenues, we expect that it will result in more of our cash receipts being deferred relative to our historical perpetual license model as payments are spread over a pre-determined time period (e.g. monthly or annually) rather than being received upfront.
The COVID-19 pandemic could have a material adverse effect on the Company’s business, results of operations and financial condition and/or cash flows.
On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 pandemic, and the responses of governments worldwide to COVID-19, are having a negative impact on regional, national and global economies, disrupting supply chains and reducing international trade and business activity. The pandemic has caused many governments throughout the world to implement stay-at-home orders, quarantines, significant restrictions on travel and other social distancing measures including restrictions that prohibit many employees from commuting to their customary work locations and require these employees to work remotely if possible. Many of these restrictions have remained in place for months and in light of recent resurgences in the outbreak may continue in one fashion or another for the foreseeable future.
The impact of the COVID-19 pandemic has and may continue to adversely impact our financial condition and results of operations in a variety of ways, including, but not limited to:
•Our ability to operate, as well as our partners’ and/or customers’ ability to operate in affected areas, has been and may continue to be hindered, which may cause our business and operating results to decline.
•The inability of our employees to access customers’ sites has and will continue to hinder our ability to offer services that can only be provided on site, as well as our ability to make in person sales visits and demonstrations.
•Clients and customers have had and may continue to have difficulty meeting their payment obligations to us, resulting in late or non-payment of amounts owed.
•We may experience significant reductions or volatility in demand for our solutions as customers may not be able to enter into new purchase commitments or otherwise invest in their business due to financial downturns or general economic uncertainty.
•We may experience temporary or long-term disruptions in our supply chain, which may significantly impact our distribution network, results of operations (including sales) or business.
•The effects of shelter-in-place orders may negatively disrupt our business as a number of our employees, customers and partners, work remotely, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

•To the extent a number of our employees, including our executive officers and other members of our management team, are impacted in significant numbers by the outbreak of the pandemic and are not available to conduct work, our business and operating results may be negatively impacted.
•We may not be able to ensure business continuity in the event our continuity of operations and crisis management plans are not effective or are improperly implemented.
•The significant disruption of global financial markets, which has impacted the value of our common stock and could further materially impact the value of our stock in the future, may reduce our ability to access further capital, which could in the future negatively affect our liquidity and could affect our business in the near and long-term.
The extent of the impact of the COVID-19 pandemic on our business, financial performance and liquidity, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and severity of the pandemic, as well the timing of the development of vaccines and other therapeutic measures, none of which can be predicted. Any of the foregoing factors, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, could have a material adverse effect on our business, results of operations, financial condition and/or cash flows. Some economists are predicting that the recession caused by the COVID-19 pandemic, including as a result of the actions by governments to slow the spread of the disease will be steep and severe. The effectiveness of economic stabilization efforts, including government stimulus efforts, is not assured. Additionally, as pandemic conditions wane, we cannot predict how quickly the marketplaces in which we operate will return to normal.
Furthermore, our business could be adversely affected in the future by the effects of other health epidemics and the widespread outbreak of different contagious diseases other than COVID-19. Any outbreak of contagious diseases, and other adverse public health developments, could have a material and adverse effect on our business operations. These could include supply-chain disruptions, restrictions on our ability to distribute our products and restrictions on our abilities to provide services in the regions affected. Any prolonged and significant supply-chain disruptions or inability to provide products or services would likely impact our sales in the affected region, increase our costs and negatively affect our operating results. In addition, as we have seen in fiscal 2020, a significant outbreak of a contagious disease in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and services and likely impact our operating results.
There is no assurance that we will be able to successfully complete acquisitions and/or strategic alliances, including those needed to increase our share of the cloud communications market, so that we may accelerate the execution of our growth strategy.
Our strategic operating plan requires continued investments in acquisitions and strategic alliances with other companies in various areas, specifically, with respect to, accelerating the development, sales and delivery of our cloud-based solutions and services. Identifying and evaluating potential strategic alternatives and/or partners may be time consuming and divert the attention and focus of management and other key personnel. In addition, we may incur substantial expenses as part of that process. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including among other things, economic conditions, market consolidation, industry trends and competing bidders. There is no assurance that we will be able to complete any acquisition or strategic alliance even if we expend significant sums and efforts in connection with a potential transaction. Without such transactions it may be challenging for us to execute on our strategic operating plan in our desired time frame and our business, operating results and financial condition could be harmed.
Our strategic operating plan relies in part upon the successful execution of our strategic partnership with RingCentral, Inc. ("RingCentral"), which may not be successful.
Our strategy relies on market acceptance of our cloud-based solutions and investing in being at the forefront of offering these solutions. Our ability to implement this strategy relies, at least in part, on our strategic partnership with RingCentral. A strategic partnership between two independent businesses is a complex, costly, and time-consuming process that will require significant management attention and resources. Realizing the benefits of our strategic partnership with RingCentral will depend in part on our ability to work with RingCentral to develop, market and sell Avaya Cloud Office by RingCentral ("Avaya Cloud Office" or "ACO"). Setting up the operations and processes under which we and RingCentral will work together may disrupt our business and, if implemented ineffectively, would limit the expected benefits to us. While the efforts of our strategic partnership and the launch of ACO has been successful to date, this alliance is still in a nascent stage and unforeseen challenges may arise, which could impact the ultimate benefits achieved from the alliance. In addition, the process of bringing ACO to market in additional countries may take longer than anticipated, which could negate some of our anticipated benefits and revenue opportunities.
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
Our strategic operating plan requires continued investments in acquisitions, such as our acquisition of Intellisist, Inc. (d/b/a Spoken), a U.S. based private technology company, which provides cloud-based CCaaS solutions and customer experience management and automation applications, in March 2018. We may not be able to successfully integrate acquired businesses and, where desired, their product portfolios into ours, resulting in the failure to realize the intended benefits. If we fail to successfully integrate acquisitions or product portfolios, or if they fail to perform as we anticipate, our existing businesses and our revenue and operating results could be adversely affected. If the due diligence of the operations and customer arrangements of acquired businesses performed by us and by third parties on our behalf is inadequate or flawed, or if we later discover unforeseen financial or business liabilities, acquired businesses and their assets may not perform as expected or we may come to realize that our initial investment was too large or unwarranted. Additionally, acquisitions could result in difficulties integrating acquired operations and, where deemed desirable, transitioning overlapping products into a single product line, thereby resulting in the diversion of capital and the attention of management and other key personnel away from other business issues and opportunities. We may fail to retain employees acquired through acquisitions, which may negatively impact our integration efforts. Consequently, the failure to integrate acquired businesses effectively may adversely impact our business, operating results and financial condition.
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
Because we offer solutions for contact centers and unified communications which are cloud-based, on-premise or hybrid, we face a wide range of competitors. Some of our competitors include:
•Enterprise UCC: Cisco, Microsoft, NEC, Atos Unify, Alcatel-Lucent Enterprise and Huawei.
•Midmarket UCC: Mitel, NEC, Cisco and Microsoft.
•Cloud Products and Services: Cisco, Microsoft, RingCentral, 8x8, Mitel, Google, LogMeIn, Fuze, Zoom and Twilio.

•Video Products and Solutions: Cisco, Microsoft, Zoom, LogMeIn, Google, Poly, Huawei, ZTE, RingCentral, BlueJeans and LifeSize.
•Enterprise Contact Center Products and Services: Genesys, Cisco, Aspect Software, Huawei, NEC and Enghouse Interactive.
•Midmarket Contact Center Products and Services: Genesys, Cisco, Five9, NICE InContact, Amazon, Twilio, Talkdesk and Vonage.
We also face competition in certain geographies with companies that have a particular strength and focus in some of the geographic regions in which we operate, such as Huawei in China and Intelbras in Latin America.
Several of our existing competitors have, and many of our future competitors may have, greater financial, personnel, technical, R&D and other resources, more well-established brands or reputations and broader customer bases than we do and, as a result, these competitors may be in a stronger position to respond quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in customer requirements. On the other hand, smaller competitors may be able to respond to technological evolution and changes in customer demand with more speed and agility than we can. In addition, some competitors may have customer bases that are more geographically balanced than ours and, therefore, may be less affected by an economic downturn in a particular region. Other companies may have relationships with channel partners, distributors, resellers, consulting and systems integration firms and/or network service providers which pose a competitive threat to us. Moreover, other competitors may have deeper expertise in a particular stand-alone technology that develops more quickly than we anticipate. Competitors with greater resources may also be able to offer lower prices, additional products or services or other incentives that we cannot match or do not offer.
In addition, because the business communications market continues to evolve and technology continues to develop rapidly, we may face competition in the future from companies that do not currently compete against us, but whose current business activities may bring them into competition with us in the future. In particular, this may be the case as business, information technology and communications applications deployed on converged networks become more integrated to support business communications. We may face increased competition from current leaders in IT infrastructure, consumer products, personal and business applications and the software that connects the network infrastructure to those applications. With respect to services, we may also face competition from companies that seek to sell remotely hosted services or software as a service directly to end customers. Competition from these potential market entrants may take many forms, including offering products and solutions similar to those that we offer. In addition, certain of these technologies continue to move from a proprietary environment to an open standards-based environment.
We cannot predict which competitors may enter our markets, what forms such competition may take or whether we will be able to respond effectively to new competitors or to the rapid evolution in technology and product development that has characterized our businesses. In addition, in order to effectively compete with any new technology or a new market entrant, we may need to make additional investments in our business, use more capital resources than our business currently requires or reduce prices, any of which may materially and adversely affect particular parts of our business, or our business as a whole.
Industry consolidation may lead to stronger competition and may harm our business, operating results and financial condition.
There has been a trend toward industry consolidation in the markets in which we compete and companies which provide unified communications are purchasing contact center providers. We expect this trend to continue as companies attempt to strengthen or hold their positions in an evolving market and as companies are acquired or sell businesses because they are unable to continue all or a portion of their operations. Companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. Furthermore, rapid consolidation, particularly in the value-added reseller (“VAR”) and service provider markets, will lead to fewer customers, with the effect that loss of a major customer could have a material impact on our business.
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
An important element of our growth strategy is our ability to significantly increase revenues generated from sales of our cloud-based communications solutions and related services. To increase our revenue, we must continue to expand and develop new cloud-based solutions and services offerings as the market rapidly develops and changes. Our cloud enabled unified communications and contact center solutions and services must offer relevant features and provide consistent high-quality services at competitive prices to attract new customers and to migrate existing customers to such solutions and services. While we have entered into a strategic partnership with RingCentral that enhances our cloud-based offerings, there is no assurance that this partnership will provide us with the desired long-term growth opportunities and results as there are a number of dependencies, including customer acceptance of ACO.
The cloud communications industry is competitive and rapidly evolving, and we expect competition to increase. The functionality, relevance and customer acceptance of our cloud-based solutions and services will depend, in part, on our ability and our partners' ability to integrate these with third-party applications and platforms, including enterprise collaboration, enterprise resource planning, customer relationship management, human capital management and other proprietary application suites.
As is typical of any new solution introduced in a rapidly evolving market, the level of demand for, and market acceptance of these new solutions is uncertain. If we successfully expand and develop our cloud-based solutions and services, including, without limitation, Avaya OneCloud Private and Avaya Cloud Office, our business will remain dependent on customer decisions to migrate their legacy communications infrastructures to cloud solutions based on newer technology. While these investment decisions are often driven by macroeconomic factors, customers may also delay the purchase of newer technology due to a range of other factors, including prioritization of other IT projects, delays or failures to meet customers' certification requirements, the weighing of the costs and benefits of deploying new infrastructures and devices and the need to deploy capital to respond to unforeseen circumstances, such as COVID-19. In addition, customers’ focus on the architecture, management and integration of such new technologies, possible cyber breaches and other security considerations could also affect market acceptance of new solutions. If the market for cloud-based communications fails to develop, develops more slowly than we anticipate, or develops in a manner different than we expect, or if we are not able to successfully develop and expand our cloud-based solutions and services offerings, our cloud-based solutions and services could fail to achieve market acceptance, which in turn could impact our growth strategy and materially and adversely affect our business, operating results and financial condition.
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
There can be no assurance that we will be successful in maintaining, expanding or developing relationships with channel partners. If we are not successful, we may lose sales opportunities, customers or market share. Although the terms of individual channel partner agreements may deviate from our standard program terms, our standard program agreements for resellers generally provide for a term of one year with automatic renewals for successive one-year terms and generally may be terminated by either party for convenience upon 30 days' notice. Our standard program agreements for distributors generally may be terminated by either party for convenience upon 90 days' prior written notice. Certain of our contractual agreements with our largest distributors and resellers, however, permit termination of the relationship by either party for convenience upon prior notice of 180 days. In addition, our alliance partners (including RingCentral), distributors and resellers are permitted to work with other vendors, including our competitors, and most of them do so. See Part I, Item 1, "Business-Alliances and Partnerships" to this Annual Report on Form 10-K for more information on our global channel partner program and the standard terms of our program agreements.
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
We have outsourced substantially all of our manufacturing operations to several contract manufacturers. Our contract manufacturers produce the vast majority of our products in facilities located in southern China, with other products manufactured in facilities located in Mexico, Taiwan, Germany, Ireland and the U.S. All manufacturing of our products is performed in accordance with detailed specifications and product designs furnished or approved by us and is subject to rigorous quality control standards. We periodically review our product manufacturing operations and consider changes we believe may be necessary or appropriate. Although we closely manage the transition process when manufacturing changes are required, we could experience disruption to our operations during any such transition. Any such disruption could negatively affect our reputation and our operating results. We also purchase certain hardware components and license certain software components and resell them separately or as part of our products under the Avaya brand. In some cases, certain components are available only from a single source or from a limited source of suppliers. These sole source and limited source suppliers may stop selling their components at commercially reasonable prices or at all. Interruptions, delays or shortages associated with these components could cause significant disruption to our operations. We may not be able to make scheduled product deliveries to our customers in a timely fashion. We could incur significant costs to redesign our products or to qualify alternative suppliers, which would reduce our realized margins. We have also outsourced substantially all of our warehousing and distribution logistics operations to several providers of such services on a global basis, and any delays or material changes in such services could cause significant disruption to our operations. If any of our providers of outsourced services were to experience financial difficulty or seek protection under bankruptcy laws it could also affect their ability to perform services for us.
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
In fiscal 2020, the Company’s revenue from contracts including the U.S. federal government was approximately $230 million. The procurement process for government entities is in many ways more challenging than contracting in the private sector. We must comply with laws and regulations relating to the formation, administration, performance and pricing of contracts with government entities, including U.S. federal, state and local governmental bodies. These laws and regulations may impose added costs on our business or prolong or complicate our sales efforts, and failure to comply with these laws and regulations or other applicable requirements could lead to claims for damages from our customers, penalties, termination of contracts and other adverse consequences. Any such damages, penalties, disruptions or limitations in our ability to do business with government entities could have a material adverse effect on our business, operating results and financial condition.
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
Our business is primarily dependent on our technology and our ability to innovate in business communications and, as a result, we are reliant on our intellectual property. We generally protect our intellectual property through patents, trademarks, trade secrets, copyrights, confidentiality and nondisclosure agreements and other measures to the extent our budget permits. There can be no assurance that patents will be issued from pending applications that we have filed or that our patents will be sufficient to protect our key technology from misappropriation or falling into the public domain, nor can assurances be made that any of our patents, patent applications, trademarks or our other intellectual property or proprietary rights will not be challenged, invalidated or circumvented. In addition, our business is global and the level of protection of our proprietary technology varies by country and may be particularly uncertain in countries that do not have well developed judicial systems or laws that adequately protect intellectual property rights. Patent litigation and other challenges to our patents and other proprietary rights are costly and unpredictable and may prevent us from marketing and selling a product in a particular geographic area. Financial considerations also preclude us from seeking patent protection in every country where infringement litigation could arise and a cost-benefit analysis may lead us to conclude that under certain circumstances enforcing our rights does not merit the expending of efforts and capital. Our inability to predict our intellectual property requirements in all geographies and affordability constraints also impact our intellectual property protection investment decisions. If we are unable to protect our proprietary rights, we may be at a disadvantage to others who do not incur the substantial time and expense we incur to create our products.
Preventing unauthorized use or infringement of our intellectual property rights is inherently difficult. Moreover, it may be difficult or practically impossible to detect theft, unauthorized use of our intellectual property or the production and sale of counterfeit versions of our products and solutions. For example, we actively combat software piracy as we enforce our intellectual property rights and we actively pursue counterfeiters and their distributors, but we nonetheless may lose revenue due to illegal or unauthorized use of our software. While counterfeiters often aim their sales at customers who might not have otherwise purchased our solutions due to lack of verifiability of origin and service, such counterfeit sales, to the extent they replace otherwise legitimate sales, could adversely affect our operating results. If piracy activities continue at historical levels or increase, they may further harm our business. Enforcement of our intellectual property rights also depends on our legal actions being successful against these infringers, but these actions may not be successful, even when our rights have been infringed.
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
From time to time, we receive notices and claims from third parties asserting that our proprietary or licensed products, systems and software infringe their intellectual property rights. There can be no assurance that the number of these notices and claims will not increase in the future or that we do not in fact infringe those intellectual property rights. Irrespective of the merits of these claims, any resulting litigation could be costly and time consuming and could divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. These matters may result in any number of outcomes for us, including entering into licensing agreements, redesigning our products to avoid infringement, being enjoined from selling products or solutions that are found to infringe intellectual property rights of others, paying damages if products are found to infringe and indemnifying customers from infringement claims as part of our contractual obligations. Royalty or license agreements may be very costly and we may be unable to obtain royalty or license agreements on terms acceptable to us or at all. Such agreements may cause operating margins to decline.
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
We are subject to the data privacy and protection laws and regulations adopted by federal, state and foreign governmental agencies, including the European Union's ("EU") GDPR and California’s Consumer Privacy Act (“CCPA”). Data privacy and protection is highly regulated and GDPR imposes new obligations on companies, including us, who process personal data of data subjects who are in the EU, regardless of whether or not that processing takes place in the EU. These requirements substantially increase potential liability for all such companies for failure to comply with data protection rules.
Privacy laws restrict our storage, use, processing, disclosure, transfer and protection of personal information, including credit card data, provided to us by our customers as well as data we collect from our customers and employees. We strive to comply with all applicable laws, regulations, policies and legal obligations relating to privacy and data protection. Our privacy compliance program is based on our binding corporate rules which have been approved by EU regulatory authorities. Through the application of these rules we endeavor to apply uniform data handling practices, based on GDPR standards, on a global basis throughout all Avaya entities which process personal data, which entities have signed on to our binding corporate rules. We have dedicated significant time, capital and other resources to obtain binding corporate rules and meet GDPR requirements, as well as requirements from other laws such as CCPA. We expect that as privacy laws continue to evolve and become more prevalent throughout the world, we will be required to dedicate additional resources to ensure compliance.
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
These data privacy risks are especially relevant and applicable to us as a technology company because we process vast amounts of personal and non-personal data on behalf of our customers and we also host significant and increasing amounts of data in our cloud solutions. We believe that regulation will continue to increase around the world with respect to the solicitation, collection, processing, and/or use of personal, financial, and consumer information. In addition, the interpretation and application of existing consumer and data protection laws and industry standards in the U.S., Europe and elsewhere is often uncertain and in flux. The application of existing laws to cloud-based solutions is particularly uncertain and cloud-based solutions may be subject to further regulation, the impact of which cannot be fully understood at this time. Moreover, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data and privacy practices. Complying with these various laws and regulations may cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.
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
We rely on the security of our information systems and, in certain circumstances, those of our third-party providers, such as channel partners, vendors, consultants and contract manufacturers, to protect our proprietary information and information of our customers. In addition, the growth of bring your own device ("BYOD") programs has heightened the need for enhanced security measures. IT security system failures, including a breach of our or our third-party providers’ data security, could disrupt our ability to function in the normal course of business by potentially causing, among other things, delays in the fulfillment or cancellation of customer orders, disruptions in the manufacture or shipment of products or delivery of services or an unintentional disclosure of customer, employee or our information. Additionally, despite our security procedures or those of our third-party providers, information systems and our products and services may be vulnerable to threats such as computer hacking, cyber-terrorism or other unauthorized attempts by third parties to access, modify or delete our or our customers’ proprietary information. In recent years, these attacks and similar threats have become more sophisticated and numerous and we expect that trend to continue.
We take cybersecurity seriously and devote significant resources and tools to protect our systems, products and data from unwanted intrusions and to ensure we meet our contractual and regulatory obligations. However, these security efforts are costly to implement and may not be successful. There can be no assurance that we will be able to prevent, detect and adequately address or mitigate such cyber-attacks or security breaches. We investigate potential data breach issues identified through our security procedures and terminate, mitigate and remediate such issues as appropriate. Past incidents have involved outside actors and internal issues stemming from certain configuration and migration issues of our internal applications to other platforms. Any such breach could have a material adverse effect on our operating results and our reputation as a provider of business communications products and services and could cause irreparable damage to us or our systems regardless of whether we or our third-party providers are able to adequately recover critical systems following a systems failure. In addition, regulatory or legislative action related to cybersecurity, privacy and data protection worldwide, such as the European GDPR, which went into effect in May 2018, may increase the costs to develop, implement or secure our products and services. We expect cybersecurity regulations to continue to evolve and be costly to implement. Furthermore, we may need to increase or change our cybersecurity systems and expenditures to support expansion of sales into new industry segments or new geographic markets. If we violate or fail to comply with such regulatory or legislative requirements, we could be fined or otherwise sanctioned and such fines or penalties could have a material adverse effect on our business and operations.
We rely on third parties to provide certain data hosting services to us or to our customers, and interruptions or delays in those services could harm our business.
Our cloud-based solutions rely on uninterrupted connection to the Internet through data centers and networks. To provide such service for our customers, we utilize data center hosting facilities located in the United States and Europe, as well as in our Asia Pacific region and our Central America and Latin America region. We also use facilities provided by Google, Amazon and Microsoft as we migrate to cloud solutions. We do not control the operation of these facilities, and they are vulnerable to service interruptions or damage from floods, earthquakes, fires, power loss, telecommunications failures and similar events. They may also be subject to acts of vandalism or terrorism, sabotage, similar misconduct and/or human error. Moreover, if any of these data centers and networks cease operations, we would need to migrate our solutions and our customers to other providers. The occurrence of these or other unanticipated problems at these facilities could result in lengthy interruptions in the ability to use our solutions efficiently or at all, which could harm our business, operating results and financial condition.

Global Operations and Regulations
Since we operate internationally, operational, logistical, economic and/or political challenges in a specific country or region could negatively affect our revenue, costs, expenses and financial condition or those of our channel partners and distributors.
We do business in approximately 190 countries. We conduct significant sales and customer support operations and significant amounts of our R&D activities in countries outside of the U.S., and we also depend on non-U.S. operations of our contract manufacturers and our channel partners. For fiscal 2020, we derived 43% of our revenue from sales outside of the U.S., with the most significant portions generated from Germany, the United Kingdom and Canada. In addition, we intend to continue to grow our business internationally. The vast majority of our contract manufacturing also takes place outside the U.S., primarily in southern China.
Accordingly, our results could be materially and adversely affected by a variety of uncontrollable and changing factors relating to international business operations, including:
•economic conditions and geopolitical developments, including trade sanctions, changes to significant trading relationships such as the United Kingdom’s ongoing process of withdrawal from the EU, and the negotiation of new or revised international trade arrangements;
•political or social unrest, economic instability or corruption or sovereign debt risks in a specific country or region;
•legal and regulatory constraints, such as international and local laws and regulations related to trade compliance, anti-corruption, information security, data privacy and protection, labor and other requirements;
•protectionist and local security legislation;
•difficulty in enforcing intellectual property rights, such as protecting against the counterfeiting of our products;
•less established legal and judicial systems necessary to enforce our rights;
•relationships with employees and works councils, as well as difficulties in finding qualified employees, including skilled design and technical employees, as companies expand their operations offshore;
•unfavorable tax and currency regulations;
•military conflict, terrorist activities and health pandemics or similar issues;
•future government shutdowns or uncertainties which could affect the portion of our revenues which comes from the U.S. federal government sector;
•natural disasters, such as earthquakes, hurricanes or floods, anywhere we and/or our channel partners and distributors have business operations; and
•other matters in any of the countries or regions in which we and our contract manufacturers and business partners currently operate or intend to operate, including in the U.S.
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
At September 30, 2020, the Company had $2,556 million of intangible assets and $1,478 million of goodwill on its Consolidated Balance Sheet. The intangible assets are principally composed of technology and patents, customer relationships, and trademarks and trade names. Goodwill and intangible assets with indefinite lives are tested for impairment on an annual basis and also when events or changes in circumstances indicate that impairment may have occurred. Intangible assets with determinable lives, which were $2,223 million at September 30, 2020, are tested for impairment only when events or changes in circumstances indicate that an impairment may have occurred. Determining whether an impairment exists can be difficult and requires management to make significant estimates and judgments. During fiscal 2020 and 2019, the Company recorded goodwill impairment charges of $624 million and $657 million, respectively. The fiscal 2020 goodwill impairment charge resulted in the write-down of the full carrying value of the goodwill related to the Company's Products & Solutions segment primarily due to a reduction in the Company's long-term forecast to reflect increased risk from higher market uncertainty and the accelerated reduction of product sales related to the Company’s historical on-premises perpetual licenses. The fiscal 2019 goodwill impairment charge also related to the Company’s Products & Solutions segment and was primarily due to a sustained decrease in the Company’s stock price and a reduction in the Company’s long-term forecast. To the extent that business conditions deteriorate further, or if changes in key assumptions and estimates differ significantly from management's expectations, it may be necessary to record additional impairment charges in the future. See Note 7, "Goodwill," and Note 8, "Intangible Assets," to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Levels of returns on pension and post-retirement benefit plan assets, changes in interest rates and other factors affecting the amounts to be contributed to fund future pension and post-retirement benefit plan liabilities could adversely affect our cash flows, operating results and financial condition in future periods.
We sponsor a number of defined benefit plans for employees in the United States, Canada, and various foreign locations. Pension and other post-retirement plan costs and required contributions are based upon a number of actuarial assumptions, including an expected long-term rate of return on pension plan assets, level of employer contributions, the expected life span of pension plan beneficiaries and the discount rate used to determine the present value of future pension obligations. Any of these assumptions could prove to be wrong, resulting in a shortfall of our pension and post-retirement benefit plan assets compared to obligations under our pension and post-retirement benefit plans. Future pension funding requirements, and the timing of funding payments, may also be subject to changes in legislation.
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
We operate several defined benefit plans in Germany (collectively, the "German Plans") and as of September 30, 2020, the total projected benefit obligation for the German Plans of $527 million exceeded plan assets of $4 million, resulting in an aggregate pension liability for the German Plans of $523 million. Under the German Plans, which were closed to new members in 2006, retirees generally benefit from the receipt of a perpetual annuity at retirement, based on their years of service and ending salary. The total projected benefit obligation is based on actuarial valuations, which themselves are based on assumptions and estimates about the long-term operation of the plans, including mortality rates of members, the performance of financial markets and interest rates. Our funding requirements for future years may increase from current levels depending on the net liability position of these plans. In addition, if the actual experience of the plans differs from our assumptions, the net liability could increase and additional contributions may be required. Changes to pension legislation in Germany may also adversely affect our funding requirements. Increases in the net pension liability or increases in future cash contributions could have a material adverse effect on our cash flows, operating results and financial condition.
Risks Related to Our Indebtedness
Our degree of leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk on our variable rate debt and prevent us from meeting obligations on our indebtedness.
We have a significant amount of debt outstanding. As of September 30, 2020, we had $1,643 million of loans outstanding under the Term Loan Credit Agreement, $41 million issued and outstanding letters of credit and guarantees under the ABL Credit Agreement, $350 million of 2.25% convertible senior notes due June 15, 2023 (the "Convertible Notes") and $1,000 million of 6.125% senior first lien notes due September 15, 2028 (the “Senior Notes”) outstanding (all as defined in Part II, Item 8, Note 11, "Financing Arrangements" of this Annual Report on Form 10-K). In addition, as of September 30, 2020 we could have borrowed an additional $153 million under our ABL Credit Agreement.
Our degree of leverage could have consequences, including:
•making it more difficult for us to make payments on our indebtedness;
•increasing our vulnerability to general economic and industry conditions;
•requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures, research and development and future business opportunities;
•exposing us to the risk of increased interest rates under Avaya Inc.’s credit facilities to the extent such facilities have variable rates of interest;
•limiting our ability to make strategic acquisitions and investments;
•limiting our ability to refinance our indebtedness as it becomes due; and
•limiting our ability to adjust quickly or at all to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.
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
We and our subsidiaries may be able to incur additional indebtedness in the future. Although our Term Loan and ABL Credit Agreements and the indenture for our Senior Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and any indebtedness incurred in compliance with these restrictions could be substantial. In addition, the indenture for the Convertible Notes does not restrict us from incurring additional debt. To the extent new debt is added to our and our subsidiaries’ currently anticipated debt levels, the related risks that we and our subsidiaries face could intensify.
Our financing agreements contain restrictions that limit, in certain respects, our flexibility in operating our business.
Our financing agreements contain various covenants that limit our ability to engage in specific types of transactions. These covenants limit our and our subsidiaries’ ability to:
•incur or guarantee additional debt and issue or sell certain preferred stock;
•pay dividends on, redeem or repurchase our capital stock;
•make certain acquisitions or investments;
•incur or assume certain liens;
•enter into transactions with affiliates; and
•sell assets to, or merge or consolidate with, another company.
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
Our ability to make scheduled payments on or to refinance our debt obligations and to fund our planned capital expenditures, acquisitions and other ongoing liquidity needs depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. In particular, we intend to increase our recurring revenue by shifting more of our business to a subscription-based model. If we successfully increase our subscription revenues, we expect this will result in more of our cash receipts being deferred relative to our historical perpetual license model as payments are spread over a pre-determined time period (e.g., annually) rather than being received upfront, which may defer cash flows needed to service our debt. There can be no assurance that we will maintain a level of cash flow from operating activities in an amount sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our credit facilities and the indenture for our Senior Notes restrict the ability of Avaya Inc. and certain of its subsidiaries to dispose of assets and use the proceeds from the disposition. Accordingly, we may not be able to consummate those dispositions or to obtain any proceeds on terms acceptable to us or at all, and any such proceeds may not be adequate to meet any debt service obligations when due.

A ratings downgrade or other negative action by a ratings organization could adversely affect our cost of capital.
Credit rating agencies continually revise their ratings for companies they follow. The condition of the financial and credit markets and prevailing interest rates have been, and will continue to be, subject to fluctuation. In addition, any adverse developments in our business and operations could lead to a ratings downgrade for Avaya Holdings Corp., Avaya Inc. or any of our rated debt securities. Any such fluctuation in our credit rating may impact our ability to access debt markets in the future or increase our cost of future debt which could have a material adverse effect on our operating results and financial condition, which in return may adversely affect the trading price of shares of our common stock.
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
Our common stock is listed on the New York Stock Exchange and the price for our common stock has historically been volatile. The market price of our common stock, as well as our Convertible Notes (as they are convertible into our common stock), may continue to be highly volatile and may fluctuate substantially due to the following factors (in addition to the other risk factors described in this section):
•general economic conditions;
•political dynamics in the countries we operate in;
•fluctuations in our operating results;
•variances in our financial performance from the expectations of equity and/or debt research analysts;
•conditions and trends in the markets we serve;
•announcements of significant new services or products by us or our competitors;
•additions of or changes to key employees;
•changes in market valuations or earnings of our competitors;
•trading volumes of our common stock and/or Convertible Notes;
•future sales of our equity securities and/or future issuances of indebtedness;
•changes in the estimation of the future sizes and growth rates of our markets;
•legislation or regulatory policies, practices or actions;
•hedging or arbitrage trading activity by third parties, including by the counterparties to the note hedge and warrant transactions that we entered into in connection with the issuance of the Convertible Notes; and
•dilution that may occur upon any conversion of shares of our Series A Preferred Stock or the Convertible Notes or the exercise of the warrants we issued in connection with the issuance of the Convertible Notes.
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
The issuance of shares of our Series A Convertible Preferred Stock dilutes the relative voting power and ownership of holders of our common stock and may adversely affect the market price of our common stock.
Pursuant to an Investment Agreement, dated as of October 3, 2019, by and between us and RingCentral, we sold 125,000 shares of our newly designated Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) to RingCentral on October 31, 2019 (the “Closing”).
The shares sold to RingCentral at the Closing represent approximately 9% of our outstanding common stock on an as-converted basis as of September 30, 2020. The Series A Preferred Stock is convertible at the option of the holder at any time into shares of common stock at an initial conversion price of $16.00 per share, subject to adjustment as set forth in the Certificate of Designations which details the terms and conditions of the Series A Preferred Stock.
The holders of our Series A Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the holders of our common stock. In any such vote, RingCentral's aggregate voting power of the Series A Preferred Stock and other shares of our common stock which may be issued to them under that certain

Framework Agreement, dated as of October 3, 2019, by and between Avaya Inc. and RingCentral (the "Framework Agreement"), will be limited, prior to our receipt of an approval by our stockholders as required under New York Stock Exchange Listed Company Manual Rule 312.03 (“Stockholder Approval”), to the voting power equivalent to no more than 19.9% of our outstanding common stock. If Stockholder Approval is obtained, this limitation will no longer apply. Notwithstanding that limit, the issuance of the Series A Preferred Stock to RingCentral effectively reduces the relative voting power of the holders of our common stock. The conversion of the Series A Preferred Stock into common stock would dilute the ownership interest of existing holders of our common stock.
For a period of eighteen months following issuance of Series A Preferred Stock, the sale or transfer of the Series A Preferred Stock and the common stock issuable upon conversion thereof is subject to certain lock-up provisions that, subject to exceptions, prohibit sale or transfer. Following expiration of RingCentral’s eighteen-month lock-up period, any sales in the public market of the common stock issuable upon conversion of the Series A Preferred Stock could adversely affect prevailing market prices of our common stock. We granted RingCentral customary registration rights in respect of any shares of common stock issued upon conversion of the Series A Preferred Stock and have filed a registration statement permitting the resale by RingCentral of the common stock underlying the Series A Preferred Stock in compliance with this obligation. As a result, subject to certain exceptions, RingCentral will be able to freely sell common stock upon expiration of the lock-up. Sales by RingCentral of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.
Our Series A Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could adversely affect our liquidity and financial condition and result in the interests of RingCentral differing from those of our common stockholders.
As a holder of our Series A Preferred Stock, RingCentral is entitled to:
•receive dividends, in preference and priority to holders of our common stock or other series of Company stock, which will accrue on a daily basis at the rate of 3% per annum of the stated value of the Series A Preferred Stock. The stated value of the Series A Preferred Stock is initially $1,000 per share and it will be increased by the sum of any dividends on such shares not paid in cash. These dividends are cumulative, compound quarterly and are paid quarterly in arrears.
•participate in any dividends we pay on our common stock, equal to the dividend which holders would have received if their Series A Preferred Stock had been converted into common stock on the date such common stock dividend was determined.
•receive, in the event our Company is liquidated or dissolved, before any distribution is made to holders of our common stock, an amount equal to the liquidation preference (which equals the stated value referenced above plus any accrued and unpaid dividends) for each share of Series A Preferred Stock held.
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
As a holder of our Series A Preferred Stock, RingCentral has certain consent rights over charter amendments and issuances of senior equity and the ability to designate a member of our Board of Directors.
The transaction documents entered into in connection with the sale of the Series A Preferred Stock to RingCentral grant to RingCentral customary consent rights with respect to certain actions by us, including:
•amending our organizational documents in a manner that would have an adverse effect on the Series A Preferred Stock; and
•issuing securities that are senior to, or equal in priority with, the Series A Preferred Stock.
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
In the event the conditional conversion feature of our Convertible Notes is triggered, holders of Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. If we elect to satisfy this obligation by delivering common stock it would have a dilutive effect on our other stockholders. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
As of September 30, 2020, we had 83,278,383 shares of common stock issued and outstanding. The total number of shares of our common stock issued and outstanding does not include 5,078,773 shares and 5,645,200 shares that may be issued upon the exercise or vesting of equity awards and warrants issued upon emergence from bankruptcy, respectively. In addition, we have the ability to issue an additional 14,407,473 equity awards tied to our common stock under our currently authorized equity incentive plans. Furthermore, the maximum number of shares of common stock issuable upon conversion of our Convertible Notes is 16,393,440 and our Series A Preferred Stock issued to RingCentral is convertible into 8,029,990 shares of common stock as of September 30, 2020. The exercise of equity awards and warrants and the conversion of our convertible debt instruments and preferred stock could adversely affect the price of the Company’s common stock, will reduce the percentage of common stock held by the Company’s current stockholders and may cause its current stockholders to suffer significant dilution, which may adversely affect the market.

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
Certain provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may delay or prevent a third party from acquiring control of us, even if a change in control would be beneficial to our existing stockholders. Our governing documents include provisions that:
•authorize our board of directors to create and issue, without stockholder approval, up to 55,000,000 shares of undesignated preferred stock, which could be used to dilute the ownership of a hostile acquirer;
•grant the board of directors the exclusive right to fill a vacancy on the board of directors, whether such vacancy is due to an increase in the number of directors or death, resignation or removal of a director, which prevents stockholders from being able to fill such vacancies on the board of directors; and
•require stockholders to follow certain advance notice procedures to bring a proposal before an annual meeting, including proposing nominees for election as directors, which may discourage a potential acquirer from soliciting proxies to elect the acquirer’s own director or slate of directors.
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
Our amended and restated certificate of incorporation includes a forum selection clause, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Our amended and restated certificate of incorporation requires that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL or (iv) any action asserting a claim governed by the internal affairs doctrine.
This exclusive forum provision will not apply to claims under the Securities Exchange Act of 1934, but will apply to other state and federal law claims including actions arising under the Securities Act of 1933 (although our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder). Section 22 of the Securities Act of 1933, however, creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act of 1933 or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act of 1933. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing provisions. This forum selection provision in our Amended and Restated Certificate of Incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. It is also possible that, notwithstanding the forum selection clause included in our certificate of incorporation, a court could rule that such a provision is inapplicable or unenforceable.
General Risk Factors
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
Our operations and those of our contract manufacturers and outsourced service providers are vulnerable to interruption by fire, earthquake, hurricane, flood or other natural disasters, power loss, computer viruses, computer systems failure, telecommunications failure, quarantines, national catastrophe, terrorist activities, war and other events beyond our control. For instance, we have operations in the Silicon Valley area of California near known earthquake fault zones, which are vulnerable to damage from earthquakes. Our disaster recovery plans may not be sufficient to address these interruptions. If any disaster were to occur, our ability and the ability of our contract manufacturers and outsourced service providers to operate could be seriously impaired and we could experience material harm to our business, operating results and financial condition. Because our ability to attract and retain customers depends on our ability to provide customers with highly reliable service, even minor interruptions in our operations could harm our reputation as a reliable solutions provider. In addition, the coverage or limits of our business interruption insurance may not be sufficient to compensate for any losses or damages that may occur.
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
The United Kingdom formally left the EU on January 31, 2020 and immediately entered into an 11-month transition period during which all EU rules and trading agreements remain as they were. Discussions between the EU and the United Kingdom on securing a trade deal are ongoing with a December 2020 deadline. The impact on regulatory regimes remains uncertain if a trade deal is not reached. At this time, we cannot predict the impact of the EU and the United Kingdom failing to secure a trade deal may have on our business generally and our United Kingdom subsidiaries more specifically, and no assurance can be given that our operating results, financial condition and prospects would not be adversely impacted.
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
We are exposed to the credit risk of some of our clients and customers, which may harm our operating results and financial condition.
Most of our sales in the United States have standard payment terms of 30 days and, because of local customs or conditions, longer in some markets outside the United States. We believe customer financing is a competitive factor in obtaining business, particularly in serving customers involved in significant infrastructure projects. Our financing arrangements may include not only financing the acquisition of our solutions and services but also providing additional funds for other costs associated with installation and integration of our solutions and services.
We have a thorough credit process for extending credit limits to our customers, which considers the financial profile of our end user customers in addition to that of the direct customer, distributor or channel partner. We evaluate numerous factors in extending credit, which may include credit ratings, financial performance and discussions with customers. Notwithstanding that, our exposure to the credit risks relating to our financing activities described above may increase if our customers are adversely affected by periods of economic uncertainty or a global economic downturn. For instance, due to the impact of the COVID-19 pandemic, certain clients and customers have had and may continue to have difficulty meeting their payment obligations to us, resulting in late or non-payment of amounts owed. Although these losses have not been material to date, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition.
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
We are a global company with significant international operations and we transact business in many currencies. As a result of our foreign operations, we are exposed to adverse movements in foreign currency exchange rates. The majority of our revenues and expenses are denominated in U.S. dollars. However, we are exposed to foreign currency exchange rate fluctuations related to certain revenues and expenses denominated in foreign currencies. Our primary currency exposures relate to net operating expenses denominated in Euro, Indian Rupee and Mexican Peso. These exposures may change over time as business practices evolve and the geographic mix of our business changes. In addition, a portion of our borrowings bears interest at prevailing interest rates based upon the LIBOR Rate plus an applicable margin. Therefore, we are subject to risk from changes in interest rates on the variable component of the rate. From time to time we use derivative instruments to hedge foreign currency risks associated with certain monetary assets and liabilities, primarily accounts receivable, accounts payable and certain intercompany obligations, as well as to hedge risks associated with changes in interest rates. The measures we have taken to help mitigate these risks are discussed in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of this Annual Report on Form 10-K. However, any attempts to hedge against foreign currency exchange rate and/or interest rate fluctuation risk may be unsuccessful and result in an adverse impact to our operating results, financial condition and cash flows.
If we fail to maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.
Section 404 of the Sarbanes-Oxley Act of 2002 requires that we establish and maintain internal control over financial reporting and we are also required to establish disclosure controls and procedures under applicable SEC rules. An effective internal control environment is necessary to enable us to produce reliable financial reports and is an important component of our efforts to prevent and detect financial reporting errors and fraud. Management is required to provide an annual assessment on the effectiveness of our internal control over financial reporting and our independent registered public accounting firm is also required to attest to the effectiveness of our internal control over financial reporting. Our and our auditor’s testing may reveal significant deficiencies in our internal control over financial reporting that are deemed to be material weaknesses and render our internal control over financial reporting ineffective. In the past, these assessments and similar reviews have led to the discovery of material weaknesses, all of which have been remediated. However, no assurance can be given that we will not discover material weaknesses in the future. We have incurred and we expect to continue to incur substantial accounting and auditing expense and expend significant management time in complying with the requirements of Section 404.
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
If we are not able to comply with the requirements of Section 404, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses:
•we could fail to meet our financial reporting obligations;
•our reputation may be adversely affected and our business and operating results could be harmed;
•the market price of our stock could decline; and
•we could be subject to litigation and/or investigations or sanctions by the Securities and Exchange Commission (the "SEC"), the New York Stock Exchange or other regulatory authorities.
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
As of September 30, 2020, we had 126 leased facilities located in 58 countries. These included 9 primary research and development facilities located in Canada, Czech Republic, India, Ireland, Israel, Italy and the U.S. Our real property portfolio consists of aggregate floor space of 2.1 million square feet, substantially all of which is leased. Our lease terms range from monthly leases to 10 years. We believe that all of our facilities are in good condition and are well maintained. Our facilities are used for the current operations of both of our operating segments. For additional information regarding obligations under operating leases, see Note 5, "Leases," to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 3.	Legal Proceedings
The information concerning legal proceedings set forth under Note 22, "Commitments and Contingencies," to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, is incorporated by reference in response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The common stock of Avaya Holdings Corp. are listed on the New York Stock Exchange ("NYSE") and began trading on the NYSE on January 17, 2018, under the symbol "AVYA."
Number of Holders of Common Stock
The number of record holders of the common stock as of October 31, 2020 was 153. That number does not include the beneficial owners of shares held in "street" name or held through participants in depositories, such as The Depository Trust Company.
Dividends
No dividends were paid by Avaya Holdings Corp. on its common stock over the past three fiscal years and the Company does not anticipate paying cash dividends on its common stock in the foreseeable future. Holders of the Company's Series A Preferred Stock are entitled to receive dividends at the rate of 3% per annum of the stated value of the Series A Preferred Stock. The Company has the option of paying such dividends in cash or by increasing the stated value of the Series A Preferred Stock. Since the issuance of the Series A Preferred Stock in October 2019, the Company has increased the stated value of the Series A Preferred Stock for dividends accrued and does not expect to pay dividends on the Series A Preferred Stock in cash for the foreseeable future.
Purchases of Equity Securities by the Issuer
The following table provides information with respect to purchases by the Company of shares of common stock during the three months ended September 30, 2020:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under Plans or Programs(2)(3)
July 1 - 31, 2020	71,985	$12.5598	—	$185,000,003
August 1 - 31, 2020	46,958	$16.4200	—	$185,000,003
September 1 - 30, 2020	—	$—	—	$185,000,003
Total	118,943		—
(1) All repurchases included in the column for the periods indicated represent shares of common stock withheld for taxes on restricted stock units that vested.
(2) On November 14, 2018, the Company's Board of Directors approved a warrant repurchase program, authorizing the Company to repurchase the Company’s outstanding warrants to purchase shares of the Company’s common stock for an aggregate expenditure of up to $15 million. The repurchases may be made from time to time in the open market, through block trades or in privately negotiated transactions.
(3) On October 1, 2019, the Company's Board of Directors approved a share repurchase program, authorizing the Company to repurchase the Company’s common stock for an aggregate expenditure of up to $500 million. The repurchases may be made from time to time in the open market, through block trades or in privately negotiated transactions.
Recent Sales of Unregistered Securities
None.

Stock Performance Graph
The following graph compares the cumulative total return on our common stock for the period from December 19, 2017, the date the common stock began trading, through September 30, 2020, with the total return over the same period on the Russell 2000 Index and the NASDAQ Computer Index. The graph assumes that $100 was invested on December 19, 2017 in the Company's common stock and in each of the indices and assumes reinvestment of dividends, if any. The graph is based on historical data and is not necessarily indicative of future price performance.

Comparison of Total Return
Index Value
$200
$180
$160
$140
$120
$100
$80
$60
$40
12/19/17
12/29/17
03/29/18
06/29/18
09/28/18
12/31/18
03/29/19
06/28/19
09/30/19
12/31/19
03/31/20
06/30/20
09/30/20
Avaya Holdings Corp.
Russell 2000 Index
NASDAQ Computer Index

	12/19/17	12/29/17	03/29/18	06/29/18	09/28/18	12/31/18	03/29/19	06/28/19	09/30/19	12/31/19	03/31/20	06/30/20	09/30/20
Avaya Holdings Corp.	$100.00	$106.69	$136.17	$122.07	$134.59	$88.51	$102.31	$72.40	$62.19	$82.07	$49.18	$75.14	$92.41
Russell 2000 Index	$100.00	$99.92	$99.52	$106.92	$110.40	$87.75	$100.19	$101.94	$99.13	$108.57	$75.03	$93.79	$98.11
NASDAQ Computer Index	$100.00	$98.21	$100.68	$107.76	$116.13	$94.59	$112.28	$116.62	$121.79	$142.21	$125.93	$167.07	$187.82
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
The selected Consolidated Statements of Operations data for fiscal 2020 and 2019 (Successor), the period from December 16, 2017 through September 30, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor) and the selected Consolidated Balance Sheets data as of September 30, 2020 and 2019 (Successor), are derived from our audited Consolidated Financial Statements included in this Form 10-K. The selected Consolidated Statements of Operations data for fiscal 2017 and 2016, and the selected Consolidated Balance Sheets data as of September 30, 2018, 2017 and 2016, are derived from our audited Consolidated Financial Statements that are not included in this Form 10-K. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included in Part II, Item 8, "Consolidated Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.

	Successor			Predecessor
Statement of Operations Data:	Fiscal years ended September 30,		Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal years ended September 30,
(In millions, except per share amounts)	2020	2019			2017	2016
Revenue	2,873	2,887	$2,247	$604	$3,272	$3,702
Net (loss) income	(680)	(671)	287	2,977	(182)	(730)
(Loss) earnings per share:
Basic	$(7.45)	$(6.06)	$2.61	$5.19	$(0.43)	$(1.54)
Diluted	$(7.45)	$(6.06)	$2.58	$5.19	$(0.43)	$(1.54)

	Successor			Predecessor
Balance Sheet Data:	As of September 30,			As of September 30,
(In millions)	2020	2019	2018	2017	2016
Cash and cash equivalents	$727	$752	$700	$876	$336
Total assets	6,231	6,950	7,679	5,898	5,821
Total debt (including current and long-term portion)	2,886	3,119	3,126	725	6,018
Liabilities subject to compromise	—	—	—	7,705	—
Finance leases	17	19	31	26	56
Convertible series A preferred stock	128	—	—	—	—
Total stockholders' equity (deficit)	236	1,300	2,051	(5,013)	(5,023)

	Successor			Predecessor
Other Financial Data:	Fiscal years ended September 30,		Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017	Fiscal years ended September 30,
(In millions)	2020	2019			2017	2016
Cash provided by (used for) operating activities	$147	$241	$202	$(414)	$301	$113
EBITDA(a)	25	(3)	289	3,479	370	125
Adjusted EBITDA(a)	710	706	611	135	866	940
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
The following are significant items affecting the comparability of the selected consolidated financial data for the periods presented:
•On December 15, 2017, the Company emerged from bankruptcy and applied fresh start accounting, which required the allocation of its reorganization value to its individual assets based on their estimated fair values. As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, our Consolidated Financial Statements after December 15, 2017 are not comparable with our Consolidated Financial

Statements as of or prior to that date. See Note 24, "Fresh Start Accounting," to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a more detailed discussion.
•The Company adopted ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" and its related amendments (collectively "ASC 606"), on October 1, 2018 using the modified retrospective transition method. As a result, the reported results for fiscal 2020 and 2019 reflect the application of ASC 606, while the reported results for prior fiscal years are not adjusted and continue to be reported under prior guidance ("ASC 605").
•The Company adopted ASU No. 2016-02, "Leases (Topic 842)", on October 1, 2019 using the modified retrospective transition method as of the beginning of the period of adoption. As a result, the Consolidated Balance Sheet as of September 30, 2020 reflects the application of ASC 842, while the Consolidated Balance Sheets for prior fiscal years are not adjusted and continue to be reported under ASC 840. The adoption of ASC 842 resulted in the recognition of $190 million of operating lease right-of-use assets and $194 million of operating lease liabilities on October 1, 2019.
•In fiscal 2020 and 2019 (Successor), and fiscal 2017 and 2016 (Predecessor), the Company recorded pre-tax impairment charges of $624 million, $659 million, $117 million and $542 million, respectively, related to goodwill and indefinite-lived intangible assets. See Note 7, "Goodwill, net" and Note 8, "Intangible Assets, net," to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
•During the period from October 1, 2017 through December 15, 2017 (Predecessor) and fiscal 2017 (Predecessor), the Company recorded pre-tax reorganization, net credits (costs) of $3,416 million and $(98) million, respectively. The period from October 1, 2017 through December 15, 2017 (Predecessor) primarily consists of the net gain from the consummation of the Plan of Reorganization and the related settlement of liabilities. The period from October 1, 2017 through December 15, 2017 (Predecessor) and fiscal 2017 (Predecessor) also include amounts incurred subsequent to the Bankruptcy Filing as a direct result of the Bankruptcy Filing and are comprised of professional service fees and contract rejection fees.
•The Company acquired Spoken on March 9, 2018. Spoken has been included in the Company's results of operations since the acquisition date. See Note 6, "Business Combinations and Strategic Partnerships and Investments," to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a more detailed discussion.
•The Company sold its Networking business on July 14, 2017 which resulted in a pre-tax gain of $2 million in fiscal 2017 (Predecessor). See Note 23, "Emergence from Voluntary Reorganization under Chapter 11 Proceedings," to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
•On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was signed into law, which lowered the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. During the period from December 16, 2017 through September 30, 2018, the Company recorded an income tax benefit of $245 million to adjust deferred tax balances to reflect the new rates. See Note 14, "Income Taxes," to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
•Restructuring charges, net were $30 million, $22 million, $81 million, $14 million, $30 million and $105 million on a pre-tax basis for fiscal 2020 and 2019 (Successor), the period from December 16, 2017 through September 30, 2018 (Successor), the period from October 1, 2017 through December 15, 2017 (Predecessor) and fiscal 2018, 2017 and 2016 (Predecessor), respectively. See Note 10, "Business Restructuring Reserves and Programs," to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
•In fiscal 2017 (Predecessor), the Company recorded non-cash interest expense of $61 million related to the accelerated amortization of debt issuance costs and accretion of debt discount related to the Company’s Bankruptcy Filing. In addition, effective January 19, 2017, the Company ceased recording interest expense on outstanding pre-petition debt classified as Liabilities subject to compromise. Contractual interest expense represented amounts due under the contractual terms of outstanding debt, including debt subject to compromise. For the period from October 1, 2017 through December 15, 2017 (Predecessor) and the period from January 19, 2017 through September 30, 2017 (Predecessor), contractual interest expense of $94 million and $316 million was not recorded as interest expense, as it was not an allowed claim under the Bankruptcy Filing.
•As of September 30, 2017 (Predecessor), Liabilities subject to compromise included $5,832 million of Predecessor debt and $12 million of Predecessor capital lease obligations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This "Management’s Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. The matters discussed in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve significant risks and uncertainties. See the "Cautionary Note Regarding Forward-looking Statements" above and Part 1, Item 1A, "Risk Factors" in this Annual Report on Form 10-K for additional information regarding forward-looking statements and the factors that could cause actual results to differ materially from those anticipated in the forward-looking statements.
Overview
Avaya is a global leader in digital communications products, solutions and services for businesses of all sizes delivering most of its technology through software and services. We enable organizations around the globe to succeed by creating intelligent communications experiences for our clients, their employees and their customers. Avaya builds open, converged and innovative solutions to enhance and simplify communications and collaboration in the cloud, on-premise or a hybrid of both. Our global, experienced team of professionals delivers award-winning services from initial planning and design, to seamless implementation and integration, to ongoing managed operations, optimization, training and support.
During fiscal 2020, the Company shifted its entire comprehensive portfolio of capabilities to Avaya OneCloud, which offers significant capabilities across contact center, unified communications and collaboration, and communications platform as a service. Avaya OneCloud provides the full spectrum of cloud and on-premise deployment options. This enables organizations to deploy the Company’s solutions in the way that best serves their business requirements and complements their existing investments, while moving with the speed and agility they require.
The Company also offers one of the broadest portfolios of business devices in the industry, including handsets, video conferencing units and headsets to meet the needs of every type of worker across a customer’s organization and help them get the most out of their communications investments. Avaya IP-enabled handsets, multimedia devices and conferencing systems enhance collaboration and productivity, and position organizations to incorporate future technological advancements.
Our business has two operating segments: Products & Solutions and Services.
Products & Solutions
Products & Solutions encompasses our unified communications and contact center platforms, applications and devices.
The Company's unified communications and collaboration ("UCC") solutions enable organizations to reimagine collaborative work environments and help companies increase employee productivity, improve customer service and reduce costs. With Avaya's UCC solutions, organizations can provide their workers with a single app for all-channel calling, messaging, meetings and team collaboration with the same ease of use they receive from consumer apps. Avaya embeds communications directly into the apps, browsers and devices employees use every day giving them a more natural, efficient and flexible way to connect, engage, respond and share - where and how they want. During fiscal 2020, the Company expanded its UCC portfolio to include cloud-based solutions.
The Company's industry-leading digital contact center ("CC") solutions enable the Company's clients to build a customized portfolio of applications, driving stronger customer engagement and higher customer lifetime value. Our reliable, secure and scalable communications solutions include voice, email, chat, social media, video, performance management and third-party integration that can improve customer service and help companies compete more effectively. Like the UCC business, the Company is evolving CC solutions for cloud deployment and, in fiscal 2020, the Company expanded its CC portfolio to include cloud-based solutions.
Avaya also focuses on ensuring an outstanding experience for mobile callers by integrating transformative technologies, including Artificial Intelligence, mobility, big data analytics and cybersecurity into our CC solutions. As organizations use these solutions to gain a deeper understanding of their customer needs, we believe that their teams become more efficient and effective and, as a result, their customer loyalty grows.
Services
Services consists of a portfolio of offerings to help customers achieve better business outcomes, including global support services, enterprise cloud and managed services and professional services. We also classify customers who upgrade and acquire new technology through the Company's subscription offerings as part of our Services segment.

The Company's global support services provide offerings that help businesses protect their technology investments and address the risk of system outages. We help our customers gain a competitive edge through proactive problem prevention, rapid resolution and continual solution optimization. Most of our global support services revenue is recurring in nature.
Enterprise cloud and managed services enable customers to take advantage of our technology via the cloud, on-premise, or a hybrid of both, depending on the solution and the needs of the customer. Most of our enterprise cloud and managed services revenue is recurring in nature and based on multi-year services contracts.
The Company's professional services enable our customers to take full advantage of their IT and communications solution investments to drive measurable business results. Our experienced consultants and engineers partner with customers along each step of the solution lifecycle to deliver services that add value and drive business transformation. Most of our professional services revenue is one-time in nature.
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
Our services teams also help our customers transition at their desired pace to next generation communications technology solutions, either via the cloud, on-premise, or a hybrid of both. Customers can choose the levels of support for their communications solutions best suited for their needs, which may include deployment, training, monitoring, solution management optimization, and more. Our systems and service team's performance monitoring can quickly identify and address issues before they arise. Remote diagnostics and resolutions focus on fixing existing problems and avoiding potential issues in order to help our customers save time and reduce the risk of an outage.
Factors and Trends Affecting Our Results of Operations
There are a number of trends and uncertainties affecting our business. Most importantly, we are dependent on general economic conditions, the willingness of our customers to invest in technology and the manner in which they procure such technologies and services.
Industry Trends
As a result of a growing market trend preferring cloud consumption, more customers are exploring subscription and pay-per-use based models, rather than capex models, for procuring technology. The shift to subscription and pay-per-use models enables customers to manage costs and efficiencies by paying a subscription or a per minute or per message fee for business communications services rather than purchasing the underlying products and services, infrastructure and personnel, which are owned and managed by the equipment vendor or a cloud and managed services provider. We believe the market trend toward these flexible consumption models will continue as we see an increasing number of opportunities and requests for proposals based on subscription and pay-per-use models. This trend has driven an increase in the proportion of total Company revenues attributable to software and services. In addition, we believe customers are moving away from owned and operated infrastructure, preferring cloud offerings and virtualized server defined networks, which reduce our associated maintenance support opportunities. We continue to evolve into a software and services business and focus our go-to-market efforts by introducing new solutions and innovations, particularly on workflow automation, multi-channel customer engagement and cloud-enabled communications applications. The Company is focused on growing products and services with a recurring revenue stream. Recurring revenue includes products and services that are delivered pursuant to multi-period contracts and include revenue from sales of its software, global support services, enterprise cloud and managed services and other cloud offerings.
Novel Coronavirus Disease ("COVID-19") Pandemic
Instability in the geopolitical environment of our customers, instability in the global credit markets and other disruptions, such as the COVID-19 pandemic, has put pressure on the global economy causing uncertainties. The COVID-19 pandemic, and the responses of governments worldwide to COVID-19, are having a negative impact on regional, national and global economies, are disrupting supply chains and reducing international trade and business activity. The ultimate impact of the COVID-19 pandemic on our business, financial performance and liquidity, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and severity of the pandemic, as well as the severity of resurgences of the virus and related government responses, all of which are uncertain and cannot be predicted. Although the COVID-19 pandemic did not have a material impact on the Company's revenue and gross margin during fiscal 2020, the Company did recognize a significant goodwill impairment charge during fiscal 2020 as a result of the COVID-19 pandemic, as described in more detail in the Financial Results Summary below. If the pandemic continues to have a significant adverse effect on regional, national and global economies, we may be required to recognize additional impairments in the future. The ultimate impact the COVID-19 pandemic will have on the Company's future operating results, financial position and cash flows, as well as the demand for the Company's products and services, is uncertain and unpredictable and, as a result, current results and financial condition discussed herein may not be indicative of future operating results, financial condition and related trends. For further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, refer to Part I, Item 1A "Risk Factors" to this Annual Report on Form 10-K.
The health and safety of our employees has been our highest priority throughout the COVID-19 pandemic, and we have implemented several preventative and protective measures, including requiring, to the extent possible, all employees to work remotely, and cancelling conventions and conferences where social distancing would not be possible. We have also implemented business continuity plans and have continued to support our clients primarily by providing our services remotely instead of onsite.
While the pandemic and related effect on the global economy have not materially impacted the Company or its financial condition, the Company has implemented cost containment and cash management initiatives to mitigate any potential impact of the COVID-19 pandemic on its business and liquidity and will continue to evaluate its financial position in light of future developments.
We believe that the current macroeconomic environment has accelerated a developing trend in the way people work, with more employees working remotely, and believe this could increase demand for certain products and services of the Company.
The Company has maintained its focus on profitability levels and investing in future results and has implemented programs designed to streamline its operations, generate cost savings and eliminate overlapping processes and resources. The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally in addition to those implemented in response to the COVID-19 pandemic and may take additional restructuring actions in the future. The costs of those actions could be material.
Financial Results Summary
Fiscal year ended September 30, 2020 Results Compared with Fiscal year ended September 30, 2019
The section below provides a comparative discussion of our consolidated results of operations between fiscal 2020 and 2019. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 filed on November 29, 2019 for comparative discussion of our consolidated results of operations between fiscal 2019 and 2018 (combined).

The following table displays our consolidated net loss for the periods indicated:

	Fiscal years ended September 30,
(In millions)	2020	2019
REVENUE
Products	$1,073	$1,222
Services	1,800	1,665
	2,873	2,887
COSTS
Products:
Costs	405	442
Amortization of technology intangible assets	174	174
Services	714	696
	1,293	1,312
GROSS PROFIT	1,580	1,575
OPERATING EXPENSES
Selling, general and administrative	1,013	1,001
Research and development	207	204
Amortization of intangible assets	161	162
Impairment charges	624	659
Restructuring charges, net	30	22
	2,035	2,048
OPERATING LOSS	(455)	(473)
Interest expense	(226)	(237)
Other income, net	63	41
LOSS BEFORE INCOME TAXES	(618)	(669)
Provision for income taxes	(62)	(2)
NET LOSS	$(680)	$(671)
The following table displays the impact of the fair value adjustments resulting from the Company's application of fresh start accounting upon emergence from bankruptcy, excluding those related to the amortization of intangible assets, on the Company's operating loss for the periods indicated:

	Fiscal years ended September 30,
(In millions)	2020	2019
REVENUE
Products	$(1)	$(6)
Services	(5)	(15)
	(6)	(21)
COSTS
Products	—	5
Services	1	11
	1	16
GROSS PROFIT	(7)	(37)
OPERATING EXPENSES
Selling, general and administrative	2	1
Research and development	(1)	(4)
	1	(3)
OPERATING LOSS	$(6)	$(40)

Revenue
Revenue for fiscal 2020 was $2,873 million compared to $2,887 million for fiscal 2019. The decrease was primarily driven by lower demand for the Company's on-premise solutions, partially offset by revenue from the Company's new subscription offerings and revenue from the fulfillment of certain obligations related to a new government contract.
The following table displays revenue and the percentage of revenue to total sales by operating segment for the periods indicated:

			Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
	Fiscal years ended September 30,		Fiscal years ended September 30,
(In millions)	2020	2019	2020	2019
Products & Solutions	$1,074	$1,228	37%	43%	(13)%	(12)%
Services	1,805	1,680	63%	58%	7%	8%
Unallocated amounts	(6)	(21)	—%	(1)%	(1)	(1)
Total revenue	$2,873	$2,887	100%	100%	—%	—%
(1)Not meaningful
Products & Solutions revenue for fiscal 2020 was $1,074 million compared to $1,228 million for fiscal 2019. The decrease was primarily attributable to lower demand for the Company's on-premise solutions, partially offset by revenue from the fulfillment of certain obligations related to a new government contract and higher demand for remote agent licenses for the Company's contact center solutions as a result of the COVID-19 pandemic.
Services revenue for fiscal 2020 was $1,805 million compared to $1,680 million for fiscal 2019. The increase was primarily driven by revenue from the Company's new subscription offerings and revenue from the fulfillment of certain obligations related to a new government contract, partially offset by the planned declines in hardware maintenance and software support services which continue to face headwinds driven by lower new product sales over the past several years.
Unallocated amounts for fiscal 2020 and 2019 represent the fair value adjustment to deferred revenue recognized upon emergence from bankruptcy which is excluded from segment revenue.
The following table displays revenue and the percentage of revenue to total sales by location for the periods indicated:

			Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
	Fiscal years ended September 30,		Fiscal years ended September 30,
(In millions)	2020	2019	2020	2019
U.S.	$1,640	$1,553	57%	54%	6%	6%
International:
Europe, Middle East and Africa	714	753	25%	26%	(5)%	(5)%
Asia Pacific	296	327	10%	11%	(9)%	(9)%
Americas International - Canada and Latin America	223	254	8%	9%	(12)%	(10)%
Total International	1,233	1,334	43%	46%	(8)%	(7)%
Total revenue	$2,873	$2,887	100%	100%	—%	—%
Revenue in the U.S. for fiscal 2020 was $1,640 million compared to $1,553 million for fiscal 2019. Revenue from the Company's new subscription offerings; revenue from the fulfillment of certain obligations related to a new government contract; and higher demand for remote agent licenses for the Company's contact center solutions as a result of the COVID-19 pandemic were partially offset by lower demand for the Company's on-premise solutions and lower professional services revenue. Revenue in Europe, Middle East and Africa ("EMEA") for fiscal 2020 was $714 million compared to $753 million for fiscal 2019. The decrease in EMEA revenue was primarily attributable to lower demand for the Company's on-premise solutions, partially offset by higher professional services revenue. Revenue in Asia Pacific ("APAC") for fiscal 2020 was $296 million compared to $327 million for fiscal 2019. The decrease in APAC revenue was primarily attributable to lower demand for the Company's on-premise solutions. Revenue in Americas International for fiscal 2020 was $223 million compared to $254 million for fiscal 2019. The decrease in Americas International was primarily attributable to lower demand for the Company's on-premise solutions and the unfavorable impact of foreign currency exchange rates.

Gross Profit
The following table sets forth gross profit and gross margin by operating segment for the periods indicated:

			Gross Margin		Change
	Fiscal years ended September 30,		Fiscal years ended September 30,		Amount	Percent
(In millions)	2020	2019	2020	2019
Products & Solutions	$669	$791	62.3%	64.4%	$(122)	(15)%
Services	1,092	996	60.5%	59.3%	96	10%
Unallocated amounts	(181)	(212)	(1)	(1)	31	(1)
Total	$1,580	$1,575	55.0%	54.6%	$5	—%
(1)Not meaningful
Gross profit for fiscal 2020 was $1,580 million compared to $1,575 million for fiscal 2019. The increase was primarily driven by revenue growth from the Company's new subscription offerings, partially offset by lower demand for the Company's on-premise UCC solutions.
Products & Solutions gross profit for fiscal 2020 was $669 million compared to $791 million for fiscal 2019. Products & Solutions gross margin decreased from 64.4% to 62.3% in fiscal 2020 mainly driven by less favorable product mix.
Services gross profit for fiscal 2020 was $1,092 million compared to $996 million for fiscal 2019. Services gross margin increased from 59.3% to 60.5% in fiscal 2020 mainly due to the favorable impact of revenue from the Company's new subscription offerings.
Unallocated amounts for fiscal 2020 and 2019 include the amortization of technology intangibles; fair value adjustments recognized upon emergence from bankruptcy and excluded from segment gross profit; and costs that are not core to the measurement of segment performance, but rather are controlled at the corporate level.
Operating Expenses
The following table sets forth operating expenses and the percentage of operating expenses to total revenue for the periods indicated:

			Percentage of Total Revenue		Change
	Fiscal years ended September 30,		Fiscal years ended September 30,		Amount	Percent
(In millions)	2020	2019	2020	2019
Selling, general and administrative	$1,013	$1,001	35.3%	34.7%	$12	1%
Research and development	207	204	7.2%	7.1%	3	1%
Amortization of intangible assets	161	162	5.6%	5.5%	(1)	(1)%
Impairment charges	624	659	21.7%	22.8%	(35)	(5)
Restructuring charges, net	30	22	1.0%	0.8%	8	36%
Total operating expenses	$2,035	$2,048	70.8%	70.9%	$(13)	(1)%
Selling, general and administrative expenses for fiscal 2020 were $1,013 million compared to $1,001 million for fiscal 2019. The increase was primarily attributable to higher incentive compensation; higher advisory fees associated with executing the strategic partnership with RingCentral; and higher channel compensation mainly driven by higher subscription revenue. The increases were partially offset by lower travel costs as a result of the COVID-19 pandemic; lower consulting costs; the favorable impact of foreign currency exchange rates and lower headcount-related costs.
Research and development expenses for fiscal 2020 were $207 million compared to $204 million for fiscal 2019. The increase was primarily attributable to higher incentive compensation.
Amortization of intangible assets for fiscal 2020 was $161 million compared to $162 million for fiscal 2019.
Impairment charges for fiscal 2020 were $624 million. During fiscal 2020, the Company performed an interim impairment test of its goodwill and indefinite-lived intangible assets due to (i) the impact of the COVID-19 pandemic on the macroeconomic environment which led to revisions to the Company's long-term forecast during the second quarter of fiscal 2020 and (ii) the sustained decrease in the Company's stock price since the advent of the pandemic which was caused by the resulting volatility in the financial markets. The results of the Company's interim goodwill impairment test as of March 31, 2020 indicated that the estimated fair value of the Company's Services reporting unit exceeded its carrying amount. The carrying amount of the Company's Products & Solutions reporting unit exceeded its estimated fair value primarily due to a reduction in the Company's long-term forecast to reflect increased risk from higher market uncertainty and the accelerated reduction of product sales related to the Company's historical on-premise perpetual licenses. The Company anticipates a continued shift and acceleration of customers upgrading and acquiring new technology innovation through the utilization of the Company's subscription offering, which is included in the Services reporting unit. As a result, the Company recorded a goodwill impairment charge of $624 million to write down the full carrying amount of the Products & Solutions goodwill. The results of the indefinite-lived intangible asset impairment test as of March 31, 2020 indicated that no impairment existed. The Company also performed its annual impairment test for goodwill and indefinite-lived intangible assets as of July 1, 2020 and determined no impairment existed. The Company determined that no events occurred or circumstances changed during the three months ended September 30, 2020 that would indicate that it is more likely than not that its goodwill or indefinite-lived intangible asset was impaired. The Company's long-term forecast includes significant estimates and assumptions, including management's estimate of the potential impact of the COVID-19 pandemic on the Company's operating results. Due to the uncertainty surrounding the impact of the COVID-19 pandemic on the macroeconomic environment and, more specifically, the Company's future operating results, it is reasonably possible that the pandemic could have a more adverse impact than what is currently contemplated by the Company's long-term forecast. To the extent that business conditions deteriorate or if changes in key assumptions and estimates differ significantly from management's expectations, it may be necessary to record additional impairment charges in the future.
Impairment charges for fiscal 2019 were $659 million. During fiscal 2019, the Company performed an interim impairment test of its goodwill and indefinite-lived intangible assets due to a sustained decrease in the Company’s stock price and lower than planned financial results which led to revisions to the Company's long-term forecast during the third quarter. The results of the Company’s interim goodwill impairment test as of June 30, 2019 indicated that the carrying amount of the Company’s Contact Center (“CC”) reporting unit, which was subsequently aggregated into the Products & Solutions reporting unit on October 1, 2019, exceeded its estimated fair value primarily due to a reduction in the Company's long-term forecast. As a result, the Company recorded a goodwill impairment charge of $657 million, representing the amount by which the carrying amount of the CC reporting unit exceeded its fair value. During fiscal 2019, the Company also elected to abandon an in-process research and development project that no longer aligned with the Company's technology roadmap. As a result, the Company recorded an impairment charge of $2 million to write down the full carrying amount of the acquired in-process research and development project.
Restructuring charges, net, for fiscal 2020 were $30 million compared to $22 million for fiscal 2019. Restructuring charges during fiscal 2020 consisted of $24 million for facility exit costs primarily in the U.S. and $6 million for employee severance actions in EMEA. Restructuring charges during fiscal 2019 included employee separation costs of $19 million primarily associated with employee severance actions in the U.S., EMEA and Canada and lease obligations of $3 million primarily in the U.S.
Operating loss
Operating loss for fiscal 2020 was $455 million compared to $473 million for fiscal 2019. Our operating results for fiscal 2020 as compared to fiscal 2019 reflect, among other things, the following items which are described in more detail above:
•higher gross profit for fiscal 2020; and
•lower impairment charges during fiscal 2020; offset by
•higher selling, general and administrative expenses in fiscal 2020; and
•higher restructuring charges for fiscal 2020
Interest Expense
Interest expense for fiscal 2020 was $226 million compared to $237 million for fiscal 2019. The decrease was mainly driven by lower average principal amounts outstanding during fiscal 2020 and lower average interest rates, partially offset by $9 million of new debt issuance costs and underwriting discounts related to the Company's fiscal 2020 debt transactions described in the "Liquidity and Capital Resources" section below and a $7 million partial write-off of the original underwriting discount on the Term Loan Credit Agreement due to the prepayments.
Other Income, Net
Other income, net for fiscal 2020 was $63 million as compared to $41 million for fiscal 2019. Other income, net for fiscal 2020 consisted of gains of $59 million from the sale of shares of RingCentral common stock, which were received by the Company upon entry into the strategic partnership in October 2019; other pension and post-retirement benefit credits of $22 million; interest income of $6 million; and sublease income of $5 million, partially offset by net foreign currency losses of $16 million; an impairment of an investment in debt securities of $10 million, as a result of the decline in the macroeconomic environment due to the COVID-19 pandemic and a decline in the expected operating results and cash flows for the investment company; and an increase in the fair value of the Emergence Date Warrants of $3 million. Other income, net for fiscal 2019 consisted of a decrease in the fair value of the Emergence Date Warrants of $29 million; interest income of $14 million; and other pension and post-retirement benefit credits of $7 million, partially offset by net foreign currency losses of $8 million and other, net of $1 million.
Provision for Income Taxes
The provision for income taxes was $62 million for fiscal 2020 compared to $2 million for fiscal 2019.
The Company's effective income tax rate for fiscal 2020 differed from the U.S. federal tax rate primarily due to: (1) income and losses taxed at different foreign tax rates, (2) deferred taxes (including losses) generated for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) U.S. state and local income taxes, (4) the impact of the Tax Cuts and Jobs Act (the "Act") and associated regulations, (5) the goodwill impairment charges recorded in fiscal 2020, and (6) foreign tax credits.
The Company’s effective income tax rate for fiscal 2019 differed from the U.S. federal tax rate primarily due to: (1) income and losses taxed at different foreign tax rates, (2) losses generated within certain foreign jurisdictions for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, (3) non-U.S. withholding taxes on foreign earnings, (4) current period changes to unrecognized tax positions, (5) U.S. state and local income taxes, (6) the impact of the Tax Cuts and Jobs Act (the "Act"), (7) the goodwill impairment charges recorded in fiscal 2019, (8) current period elections taken in submitted tax filings, and (9) foreign tax credits.
Net Loss
Net loss was $680 million for fiscal 2020 compared to $671 million for fiscal 2019 as a result of the items discussed above.
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
Cash Flow Activity
The following table provides a summary of the statements of cash flows for the periods indicated:

	Fiscal years ended September 30,
(In millions)	2020	2019
Net cash provided by (used for):
Operating activities	$147	$241
Investing activities	314	(124)
Financing activities	(489)	(61)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3	(4)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(25)	52
Cash, cash equivalents, and restricted cash at beginning of period	756	704
Cash, cash equivalents, and restricted cash at end of period	$731	$756
Operating Activities
Cash provided by operating activities for fiscal 2020 and 2019 was $147 million and $241 million, respectively. The decrease was primarily due to higher advisory fees associated with executing the strategic partnership with RingCentral; higher income tax payments; third-party debt modification fees associated with the fiscal 2020 debt transactions described below; and the timing of vendor and customer payments, partially offset by lower contributions to the Company's pension and post-retirement benefit plans; lower severance payments under the Company's restructuring programs; and lower interest payments.
Investing Activities
Cash provided by investing activities for fiscal 2020 was $314 million compared to cash used for investing activities of $124 million for fiscal 2019. The change was primarily due to proceeds received from the sale of shares of RingCentral common stock during fiscal 2020, which were received by the Company upon entry into the strategic partnership in October 2019, and lower capital expenditures for facility improvements and IT-related projects.

Financing Activities
Cash used for financing activities for fiscal 2020 and 2019 was $489 million and $61 million, respectively.
Cash used for financing activities for fiscal 2020 included:
•repayment of the Term Loan Credit Agreement of $1,643 million as part of the refinancing described below less proceeds received in the refinancing of $1,627 million;
•principal prepayments under the Term Loan Credit Agreement of $1,231 million, consisting of a repayment of $250 million in November 2019 and $981 million in September 2020 with proceeds from the senior notes issuance discussed below;
•repurchases of shares of common stock under the Company's share repurchase program of $330 million;
•debt issuance costs of $14 million related to the Company's new senior notes which are described below;
•repayments in connection with financing leases of $10 million;
•payment of acquisition-related contingent consideration of $5 million; and
•other financing activities, net of $7 million; partially offset by
•proceeds from the issuance of the Company's new senior notes of $1,000 million described below;
•proceeds from the issuance of Series A Preferred Stock to RingCentral upon entry into the strategic partnership in October 2019, net of issuance costs, of $121 million; and
•proceeds from the Company's Employee Stock Purchase Plan of $3 million.
Cash used for financing activities for fiscal 2019 included:
•scheduled debt repayments under the Term Loan Credit Agreement of $29 million;
•repayments in connection with financing leases of $14 million;
•payment of acquisition-related contingent consideration of $9 million; and
•other financing activities, net of $9 million.
Senior Notes Issuance
On September 25, 2020, the Company issued $1,000 million in aggregate principal amount of its Senior 6.125% First Lien Notes (the “Senior Notes”). The Senior Notes were issued under an indenture, among the Company, the Company's subsidiaries that guaranteed the Senior Notes on the issuance date and Wilmington Trust, National Association, as trustee and notes collateral agent. The Senior Notes mature on September 15, 2028. The Company used the net proceeds from the issuance of the Senior Notes after debt issuance costs to prepay $981 million in principal amount of certain first lien term loans under its Term Loan Credit Agreement.
Term Loan Credit Agreement Refinancing
On September 25, 2020, the Company amended the Term Loan Credit Agreement, pursuant to which the maturity of $800 million in principal amount of the first lien term loans outstanding under the Term Loan Credit Agreement was extended from December 2024 to December 2027. The amendment also made certain other changes to the Term Loan Credit Agreement, including with respect to the change of control provisions.
ABL Credit Agreement Refinancing
On September 25, 2020, the Company also amended its ABL Credit Agreement to, among other things, extend its maturity to September 25, 2025, subject to customary adjustments to the extent certain of the Company's indebtedness matures prior to such date. The total commitments under the ABL Credit Agreement were also reduced from $300 million to $200 million, subject to borrowing base availability.
As of September 30, 2020, the Company was in compliance with all covenants and other requirements under its debt agreements.
See Note 11, "Financing Arrangements," and Note 12, "Derivative Instruments and Hedging Activities," to our Consolidated Financial Statements for further details about our financing arrangements and hedging activities, including summaries of the material provisions of the Company's Term Loan Credit Agreement, ABL Credit Agreement, Senior Notes, Convertible Notes and interest rate swap agreements.

Contractual Obligations and Sources of Liquidity
Contractual Obligations
The following table summarizes the Company's contractual obligations as of September 30, 2020:

	Payments due by period
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Total debt(1)	$2,993	$—	$350	$843	$1,800
Interest payments due on debt(2)	1,169	190	385	312	282
Purchase obligations with contract manufacturers and product suppliers(3)	87	87	—	—	—
Other purchase obligations(4)	525	444	54	27	—
Operating lease obligations(5)	204	58	85	39	22
Finance lease obligations (6)	18	9	7	2	—
Pension benefit obligations(7)	604	53	107	96	348
Total	$5,600	$841	$988	$1,319	$2,452
(1)Represents principal payments only.
(2)The interest payments due on debt give effect to the impact of the Company's interest rate swap agreements. The interest payments for the unhedged portion of the Company's Term Loan Credit Agreement were calculated by applying an applicable margin to a projected LIBOR rate. The interest payments for the Company's 6.125% senior notes and its 2.25% convertible senior notes were based on their contractual coupon rates. An estimated unused facility fee was calculated for the ABL Credit Agreement using the contract rate.
(3)During the normal course of business, in order to manage manufacturing lead times and to help assure adequate component supply, the Company enters into agreements with contract manufacturers and product suppliers that allow them to produce and procure inventory based upon forecasted requirements. If the Company does not meet the specified minimum purchase commitments under these agreements, it could be required to purchase the inventory.
(4)Other purchase obligations represent an estimate of contractual obligations in the ordinary course of business, other than commitments with contract manufacturers and product suppliers, for which the Company had not received the goods or services as of September 30, 2020. Although contractual obligations are considered enforceable and legally binding, the terms generally allow the Company to cancel, reschedule and adjust its requirements based on the Company's business needs prior to the delivery of goods or performance of services.
(5)Operating lease obligations represent the undiscounted future minimum lease payments for the Company's operating leases.
(6)Finance lease obligations represent the undiscounted future minimum lease payments for the Company's finance leases.
(7)The Company sponsors non-contributory defined pension and post-retirement plans covering certain employees and retirees. The Company's general funding policy with respect to qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations, or to directly pay benefits where appropriate. Most post-retirement medical benefits are not pre-funded. Consequently, the Company makes payments as these retiree medical benefits are disbursed. The amounts presented represent estimated minimum funding requirements for the Company's defined pension plans through fiscal 2030 and estimated payments for medical benefits under the Company's post-retirement plans.
As of September 30, 2020, the Company's unrecognized tax benefits ("UTBs") associated with uncertain tax positions were $140 million and interest and penalties related to these amounts were an additional $25 million. The UTBs and related interest and penalties are not reflected in the table above due to the uncertainty of the timing of payments.
Future Cash Requirements
Our primary future cash requirements will be to fund operations, debt service, capital expenditures, benefit obligations and restructuring payments. In addition, we may use cash in the future to make strategic acquisitions.
Specifically, we expect our primary cash requirements for fiscal 2021 to be as follows:
•Debt service—We expect to make payments of approximately $190 million during fiscal 2021 in interest associated with the Term Loan Credit Agreement, Senior Notes and Convertible Notes, and interest and fees associated with our ABL Credit Agreement. In the ordinary course of business, we may from time to time borrow and repay amounts under our ABL Credit Agreement.
•Capital expenditures—We expect to spend approximately $95 million to $105 million for capital expenditures during fiscal 2021.
•Benefit obligations—We estimate we will make payments under our pension and post-retirement benefit obligations of approximately $53 million during fiscal 2021. These payments include $18 million to satisfy the minimum statutory funding requirements of our U.S. qualified pension plans; $24 million for our non-U.S. benefit plans, which are predominantly not pre-funded; and $11 million for salaried and represented retiree post-retirement benefits. See discussion in Note 15, "Benefit Obligations," to our Consolidated Financial Statements for further details.

•Restructuring payments—We expect to make payments of approximately $25 million to $30 million during fiscal 2021 for employee separation costs and lease termination obligations associated with restructuring actions. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally.
In addition to the matters identified above, in the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations and proceedings relating to intellectual property, commercial, employment, environmental and regulatory matters, which may require us to make cash payments. These and other legal matters could have a material adverse effect on the manner in which the Company does business and the Company's financial position, results of operations, cash flows and liquidity.
We and our subsidiaries and affiliates may from time to time seek to retire or purchase our outstanding equity (common stock and warrants) and/or debt (including our Term Loans, Senior Notes and Convertible Notes) through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, tender offers, redemptions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors.
Future Sources of Liquidity
We expect our cash balance, cash generated by operations and borrowings available under our ABL Credit Agreement to be our primary sources of short-term liquidity.
As of September 30, 2020 and 2019, our cash and cash equivalent balances held outside the U.S. were $227 million and $176 million, respectively. As of September 30, 2020, the Company’s cash and cash equivalents held outside the U.S. are not expected to be needed to be repatriated to fund the Company’s operations in the U.S. based on our expected future sources of liquidity.
Under the terms of the ABL Credit Agreement, the Company can issue letters of credit up to $150 million. At September 30, 2020, the Company had issued and outstanding letters of credit and guarantees of $41 million under the ABL Credit Agreement and had no borrowings outstanding under the ABL Credit Agreement. The aggregate additional principal amount that may be borrowed under the ABL Credit Agreement, based on the borrowing base less $41 million of outstanding letters of credit and guarantees, was $153 million at September 30, 2020.
We believe that our existing cash and cash equivalents of $727 million as of September 30, 2020, expected future cash provided by operating activities and borrowings available under the ABL Credit Agreement will be sufficient to meet our future cash requirements for at least the next twelve months. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We also believe that our financial resources, along with appropriate management of discretionary expenses, will allow us to manage the anticipated impact of COVID-19 on our business operations, and specifically our liquidity, for the foreseeable future. However, the challenges posed by COVID-19 on our business constantly and rapidly evolve and could result in the need for additional liquidity. Consequently, we will continue to evaluate our financial position in light of future developments.
Off-Balance Sheet Arrangements
See discussion in Note 22, "Commitments and Contingencies," to our Consolidated Financial Statements for further details.
Debt Ratings
Our ability to obtain additional external financing and the related cost of borrowing may be affected by our ratings, which are periodically reviewed by the major credit rating agencies. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies.
As of September 30, 2020, the Company's debt ratings were as follows:
•Moody’s Investors Service issued a corporate family rating of "B2" with a stable outlook and a rating of "B2" applicable to the Senior Notes and the Term Loan Credit Agreement;
•Standard and Poor's issued a definitive corporate credit rating of "B" with a stable outlook and a rating of "B" applicable to the Senior Notes and the Term Loan Credit Agreement; and
•Fitch Ratings Inc. issued a Long-Term Issuer Default Rating of "B" with a stable outlook and a rating of "BB-" applicable to the Senior Notes and the Term Loan Credit Agreement.
EBITDA and Adjusted EBITDA
We present below the Company's EBITDA and Adjusted EBITDA, each of which is a non-GAAP Measure.

EBITDA is defined as net loss before income taxes, interest expense, interest income and depreciation and amortization and excludes the results of discontinued operations. EBITDA provides us with a measure of operating performance that excludes certain non-operating and/or non-cash expenses, which can differ significantly from company to company depending on capital structure, the tax jurisdictions in which companies operate and capital investments.
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
EBITDA and Adjusted EBITDA have limitations as analytical tools. EBITDA measures do not represent net loss or cash flow from operations as those terms are defined by GAAP and do not necessarily indicate whether cash flows will be sufficient to fund cash needs. While EBITDA measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Further, Adjusted EBITDA excludes the impact of earnings or charges resulting from matters that we consider not to be indicative of our ongoing operations that still affect our net income. In particular, our formulation of Adjusted EBITDA adjusts for certain amounts that are included in calculating net loss as set forth in the following table including, but not limited to, restructuring charges, impairment charges, resolution of certain legal matters and a portion of our pension costs and post-retirement benefits costs, which represents the amortization of pension service costs and actuarial gain (loss) associated with these benefits. However, these are expenses that may recur, may vary and/or may be difficult to predict.
The unaudited reconciliation of net loss, which is a GAAP measure, to EBITDA and Adjusted EBITDA, which are non-GAAP measures, is presented below for the periods indicated:

		Fiscal years ended September 30,
(In millions)		2020	2019
Net loss		$(680)	$(671)
Interest expense		226	237
Interest income		(6)	(14)
Provision for income taxes		62	2
Depreciation and amortization		423	443
EBITDA		25	(3)
Impact of fresh start accounting adjustments	(a)	1	5
Restructuring charges	(b)	20	22
Advisory fees	(c)	40	11
Acquisition-related costs		—	9
Share-based compensation		30	25
Impairment charges		624	659
Change in fair value of Emergence Date Warrants		3	(29)
Loss on foreign currency transactions		16	8
Gain on investments in equity and debt securities, net	(d)	(49)	(1)
Adjusted EBITDA		$710	$706
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

Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with GAAP requires the Company's management to make judgments, assumptions and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances. Actual results may differ from these estimates and such differences may be material. Note 2, "Summary of Significant Accounting Policies," to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the Company's Consolidated Financial Statements. The accounting policies and estimates below have been identified by the Company's management as those that are most critical to our financial statements as they require management to make significant judgments and estimates about inherently uncertain matters.
Revenue Recognition
The Company derives revenue primarily from the sale of products and services for communications systems and applications. The Company sells directly through its worldwide sales force and indirectly through its global network of channel partners, including distributors, service providers, dealers, value-added resellers, systems integrators and business partners that provide sales and services support. The Company’s critical revenue recognition estimate is the variable consideration included in the total transaction price for a customer contract.
The total transaction price for each customer contract represents the total consideration specified in the contract, including variable consideration such as sales incentives and other discounts. Judgment is required in estimating variable consideration, which typically reduces the total transaction price due to the nature of the elements to which variable consideration relates. The Company’s variable consideration estimates mainly consist of reserves for contractual stock rotation rights to channel partners to support the management of inventory; future credits and sales incentives to distributors and other channel partners based on our contractual arrangements; and reserves for estimated sales returns based on a customer’s right of return. Estimates of variable consideration reflect the Company’s historical experience, current contractual requirements, specific known market events and trends, industry data and forecasted customer buying patterns. When estimating returns, the Company considers customary inventory levels held by third-party distributors. The Company’s variable consideration estimates are recorded as a reduction of revenue at the time of sale and depending on the facts and circumstances, a change in variable consideration estimate will either be accounted for at the contract level or using the portfolio method.
Goodwill and Indefinite-lived Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized but are subject to annual testing for impairment each July 1st, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of goodwill or an indefinite-lived intangible asset below its carrying amount. The Company's goodwill was primarily recorded upon emergence from bankruptcy as a result of applying fresh start accounting.
Goodwill is tested for impairment at the reporting unit level. The impairment test for goodwill consists of a comparison of the fair value of a reporting unit with its carrying value, including the goodwill allocated to that reporting unit. If the carrying value of a reporting unit exceeds its fair value, the Company will recognize an impairment loss equal to the amount of the excess, limited to the amount of goodwill allocated to that reporting unit. Application of the impairment test requires estimates and judgement when determining the fair value of each reporting unit. In performing the goodwill impairment test, the Company estimates the fair value of each reporting unit using a weighting of fair values derived from an income approach and a market approach.
Under the income approach, the fair value of a reporting unit is estimated using a discounted cash flows model. Future cash flows are based on forward-looking information regarding revenue and costs for each reporting unit and are discounted using an appropriate discount rate. The discounted cash flows model relies on assumptions regarding revenue growth rates, projected gross profit, working capital needs, selling, general and administrative expenses, research and development expenses, business restructuring costs, capital expenditures, income tax rates, discount rates and terminal growth rates. The discount rates the Company uses represent the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in its reporting unit operations and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of its model, the Company uses a terminal value approach. Under this approach, the Company applies a perpetuity growth assumption to determine the terminal value. The Company incorporates the present value of the resulting terminal value into its estimate of fair value. Forecasted cash flows for each reporting unit consider current economic conditions and trends, estimated future operating results, the Company's view of growth rates and anticipated future economic conditions. Revenue growth rates inherent in the forecasts are based on input from internal and external market intelligence research sources that compare factors such as growth in global economies, regional trends in the telecommunications industry and product evolution. Macroeconomic factors such as changes in economies, product evolution, industry consolidation and other changes beyond the Company's control could have a positive or negative impact on achieving its targets.

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
During the second quarter of fiscal 2020, the Company concluded that a triggering event occurred for both of its reporting units due to (i) the impact of the COVID-19 pandemic on the macroeconomic environment which led to revisions to the Company's long-term forecast during the second quarter of fiscal 2020 and (ii) the sustained decrease in the Company's stock price since the advent of the pandemic which was caused by the resulting volatility in the financial markets. As a result, the Company performed an interim quantitative goodwill impairment test as of March 31, 2020 to compare the fair values of its reporting units to their respective carrying amounts, including the goodwill allocated to each reporting unit. The results of the Company's interim goodwill impairment test as of March 31, 2020 indicated that the estimated fair value of the Company's Services reporting unit exceeded its carrying amount. The carrying amount of the Company's Products & Solutions reporting unit exceeded its estimated fair value primarily due to a reduction in the Company's long-term forecast to reflect increased risk from higher market uncertainty and the accelerated reduction of product sales related to the Company's historical on-premises perpetual licenses. The Company anticipates a continued shift and acceleration of customers upgrading and acquiring new technology innovation through the utilization of the Company's subscription offering, which is included in the Services reporting unit. As a result, the Company recorded a goodwill impairment charge of $624 million to write down the full carrying amount of the Products & Solutions goodwill in the Impairment charges line item in the Consolidated Statements of Operations.
The Company performed its annual goodwill impairment test as of July 1, 2020. As permitted under FASB ASC Topic 350, "Intangibles-Goodwill and Other" ("ASC 350"), the Company performed a qualitative goodwill impairment assessment to determine whether it was more likely than not that the fair value of its Services reporting unit was less than its carrying amount, including goodwill. After assessing all relevant qualitative factors, the Company determined that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount and a quantitative goodwill impairment test was not necessary.
The impairment test of the Company’s indefinite-lived intangible asset, the Avaya Trade Name, consists of a comparison of the estimated fair value of the asset with its carrying value. The fair value of the Avaya Trade Name is estimated using the relief-from-royalty model, a form of the income approach. Under this methodology, the fair value of the trade name is estimated by applying a royalty rate to forecasted net revenues which is then discounted using a risk-adjusted rate of return on capital. Revenue growth rates inherent in the forecast are based on input from internal and external market intelligence research sources that compare factors such as growth in global economies, regional trends in the telecommunications industry and product evolution. The royalty rate is determined using a set of observed market royalty rates.
As a result of the triggering event described above, the Company also performed an interim quantitative impairment test for its indefinite-lived intangible asset, the Avaya Trade Name, as of March 31, 2020, which indicated no impairment existed. As of July 1, 2020, the Company performed its annual impairment test of the Avaya Trade Name and determined that its estimated fair value exceeded its carrying amount by 14% and no impairment existed. An increase in the discount rate of 120 basis points or a decrease in the long-term revenue growth rate of 340 basis points would have resulted in an estimated fair value of the trade name below its carrying value.
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
The Company determined that no events occurred or circumstances changed during the three months ended September 30, 2020 that would indicate that it is more likely than not that its goodwill or indefinite-lived intangible asset were impaired. To the extent that business conditions deteriorate or if changes in key assumptions and estimates differ significantly from management's expectations, it may be necessary to record additional impairment charges in the future.
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
The discount rate is subject to change each year, consistent with changes in rates of return on high-quality fixed-income investments currently available and expected to be available during the expected benefit payment period. The Company selects the assumed discount rate for its U.S. pension and post-retirement benefit plans by applying the rates from the Aon AA Above Median and Aon AA Only Bond Universe yield curves to the expected benefit payment streams and develops a rate at which it is believed the benefit obligations could be effectively settled. The Company follows a similar process for its non-U.S. pension plans by applying the Aon Euro AA corporate bond yield curve for the plans based in Europe and relevant country-specific bond indices for other locations.
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
While the Company believes that the assumptions used in these calculations are reasonable, differences in actual experience or changes in assumptions could materially affect the expense and liabilities related to the Company's defined benefit plans. For the U.S. pension; non-U.S. pension; and post-retirement plans combined, a hypothetical 25 basis point increase or decrease in the discount rate would affect expense for fiscal 2020 by $3 million or $2 million, respectively. A hypothetical 25 basis point increase or decrease in the discount rate would change the projected benefit obligation as of September 30, 2020 by $(61) million or $64 million, respectively. A hypothetical 25 basis point change in the expected long-term rate of return would affect expense for fiscal 2020 by approximately $3 million.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company has exposure to changing interest rates primarily under the Term Loan Credit Agreement and ABL Credit Agreement, each of which bears interest at variable rates based on LIBOR. As of September 30, 2020, the Company had $1,643 million of variable rate loans outstanding and maintained interest rate swap agreements, which mature on December 15, 2022, to pay a fixed rate of 2.935% on $1,543 million of the variable rate loans outstanding (the "Swap Agreements"). On an annual basis, a hypothetical one percent change in interest rates for the $100 million of unhedged variable rate debt as of September 30, 2020 would have affected interest expense by approximately $1 million.
On July 1, 2020, the Company entered into additional interest rate swap agreements, to fix a portion of the variable interest due on its Term Loan Credit Agreement (the "New Swap Agreements") from December 15, 2022 (the maturity date of the Swap Agreements) through December 15, 2024. Under the terms of the New Swap Agreements, the Company will pay a fixed rate of 0.7047% and receive a variable rate of interest based on one-month LIBOR. The New Swap Agreements have a total notional amount of $1,400 million.
It is management’s intention that the net notional amount of interest rate swap agreements be less than the variable rate loans outstanding during the life of the derivatives. For fiscal 2020, fiscal 2019 and the period from December 16, 2017 through September 30, 2018, the Company recognized a loss on its interest rate swap agreements of $35 million, $10 million and $6 million, respectively, which is reflected in Interest expense in the Consolidated Statements of Operations. At September 30, 2020, the Company maintained a $91 million deferred loss on its interest rate swap agreements designated as highly effective cash flow hedges within Accumulated other comprehensive loss in the Consolidated Balance Sheets.
See Note 12, “Derivative Instruments and Hedging Activities," to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to the Company's interest rate swap agreements.
Foreign Currency Risk
Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of our non-U.S. ("foreign") operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are Euros, Canadian Dollars, British Pound Sterling, Chinese Renminbi, Indian Rupee, Australian Dollars, Singapore Dollars and United Arab Emirates Dirham.
Non-U.S. denominated revenue was $638 million for fiscal 2020. We estimate a 10% change in the value of the U.S. dollar relative to all foreign currencies would have affected our revenue for fiscal 2020 by $64 million.
The Company, from time-to-time, utilizes foreign currency forward contracts primarily to hedge fluctuations associated with certain monetary assets and liabilities including receivables, payables and certain intercompany balances. These foreign currency forward contracts are not designated for hedge accounting treatment. As a result, changes in the fair value of these contracts are recorded as a component of Other income (expense), net to offset the change in the value of the underlying assets and liabilities. As of September 30, 2020, the Company maintained open foreign exchange contracts with a total notional value of $375 million, primarily hedging the British Pound Sterling, Euro, Chinese Renminbi and Indian Rupee. At September 30, 2020, the fair value of the open foreign exchange contracts was a net unrealized loss of $1 million, with $2 million recorded in Other current liabilities and $1 million recorded in Other current assets in the Consolidated Balance Sheets. In fiscal 2020 and 2019, the Company's loss on foreign exchange contracts was $1 million and $5 million, respectively, and was recorded within Other income (expense) on the Consolidated Statements of Operations.

Item 8.	Financial Statements and Supplementary Data
Avaya Holdings Corp.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Avaya Holdings Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Avaya Holdings Corp. and its subsidiaries (Successor) (the “Company”) as of September 30, 2020 and 2019, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders' equity (deficit) and cash flows for the years ended September 30, 2020 and 2019, and the period from December 16, 2017 through September 30, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for the years ended September 30, 2020 and 2019, and the period from December 16, 2017 through September 30, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Changes in Accounting Principles
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of October 1, 2019 and the manner in which it accounts for revenues from contracts with customers as of October 1, 2018.

Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Goodwill Interim Impairment Assessment - Products & Solutions and Services Reporting Units
As described in Notes 2 and 7 to the consolidated financial statements, the Company’s total goodwill, net balance was $1,478 million as of September 30, 2020, and the goodwill associated with the Products & Solutions and Services reporting units was $0 and $1,478 million, respectively. Goodwill is not amortized but is subject to periodic testing for impairment at the reporting unit level. The Company’s reporting units are subject to impairment testing annually, on July 1st, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. During the second quarter of fiscal 2020, the Company concluded that a triggering event occurred for both of its reporting units due to (i) the impact of the COVID-19 pandemic on the macroeconomic environment which led to revisions to the Company's long-term forecast during the second quarter of fiscal 2020 and (ii) the sustained decrease in the Company's stock price since the advent of the pandemic which was caused by the resulting volatility in the financial markets. The impairment test for goodwill consists of a comparison of the fair value of a reporting unit with its carrying value, including the goodwill allocated to that reporting unit. If the carrying value of a reporting unit exceeds its fair value, the Company will recognize an impairment loss equal to the amount of the excess, limited to the amount of goodwill allocated to that reporting unit. As a result of the triggering event, the Company recorded a goodwill impairment charge of $624 million to write down the full carrying amount of the Products & Solutions goodwill. The estimated fair value of the Services reporting unit exceeded its carrying amount. Management estimates the fair value of each reporting unit using a weighting of fair values derived from an income approach and a market approach. Under the income approach, the fair value of a reporting unit is estimated using a discounted cash flows model, which relies on assumptions regarding revenue growth rates, projected gross profit, working capital needs, selling, general and administrative expenses, research and development expenses, business restructuring costs, capital expenditures, income tax rates, discount rates and terminal growth rates.
The principal considerations for our determination that performing procedures relating to the goodwill interim impairment assessment of the Products & Solutions and Services reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value measurement of the reporting units derived from the income approach; (ii) significant auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, projected gross profit, selling, general, and administrative expenses, discount rates and the terminal growth rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s Products & Solutions and Services reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimates; (ii) evaluating the appropriateness of the discounted cash flows model; (iii) testing the completeness and accuracy of underlying data used in the model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the revenue growth rates, projected gross profit, selling, general, and administrative expenses, discount rates and the terminal growth rate. Evaluating management’s assumptions related to the revenue growth rates, projected gross profit, and selling, general, and administrative expenses involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flows model and the discount rates and terminal growth rate assumptions.

Indefinite-Lived Intangible Asset Interim Impairment Assessment - Trade Name
As described in Notes 2 and 8 to the consolidated financial statements, the Company’s total trade name indefinite-lived intangible asset, net balance was $333 million as of September 30, 2020. Intangible assets determined to have indefinite useful lives are not amortized but are tested for impairment annually, on July 1st, or more frequently if events occur or circumstances change that indicate an asset may be impaired. As a result of the triggering event described above, management performed an interim quantitative impairment test for its trade name indefinite-lived intangible asset as of March 31, 2020, which indicated no impairment existed. The impairment test for the trade name indefinite-lived intangible asset consists of a comparison of the estimated fair value of the asset with its carrying value. If the carrying value of the trade name indefinite-lived intangible asset exceeds its estimated fair value, the Company recognizes an impairment loss equal to the amount of the excess. Management estimates the fair value of the trade name indefinite-lived intangible asset using the relief-from-royalty model, a form of the income approach. Under this methodology, the fair value of the trade name is estimated by applying a royalty rate to forecasted net revenues which is then discounted using a risk-adjusted rate of return on capital. Revenue growth rates inherent in the forecast are based on input from internal and external market intelligence research sources that compare factors such as growth in global economies, regional trends in the telecommunications industry and product evolution. The royalty rate is determined using a set of observed market royalty rates.
The principal considerations for our determination that performing procedures relating to the trade name indefinite-lived intangible asset interim impairment assessment is a critical audit matter are (i) the significant judgment by management when developing the fair value measurement of the trade name; (ii) significant auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the royalty rate and the risk-adjusted rate of return on capital; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s trade name indefinite-lived intangible asset impairment assessment, including controls over the valuation of the Company’s trade name. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Company’s trade name indefinite-lived intangible asset; (ii) evaluating the appropriateness of the relief-from-royalty model; and (iii) evaluating the reasonableness of the significant assumptions used by management related to royalty rate and the risk-adjusted rate of return on capital. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s relief-from-royalty model and the royalty rate and risk-adjusted rate of return on capital assumptions.

/s/ PricewaterhouseCoopers LLP
San Jose, California
November 25, 2020

We have served as the Company’s auditor since 2000.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Avaya Holdings Corp.

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity (deficit) and cash flows of Avaya Holdings Corp. and its subsidiaries (Predecessor) (the “Company”) for the period from October 1, 2017 through December 15, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the period from October 1, 2017 through December 15, 2017 in conformity with accounting principles generally accepted in the United States of America.

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

Avaya Holdings Corp.
Consolidated Statements of Operations
(In millions, except per share amounts)

	Successor			Predecessor
	Fiscal years ended September 30,		Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017
	2020	2019
REVENUE
Products	$1,073	$1,222	$989	$253
Services	1,800	1,665	1,258	351
	2,873	2,887	2,247	604
COSTS
Products:
Costs	405	442	372	84
Amortization of technology intangible assets	174	174	135	3
Services	714	696	597	155
	1,293	1,312	1,104	242
GROSS PROFIT	1,580	1,575	1,143	362
OPERATING EXPENSES
Selling, general and administrative	1,013	1,001	888	264
Research and development	207	204	172	38
Amortization of intangible assets	161	162	127	10
Impairment charges	624	659	—	—
Restructuring charges, net	30	22	81	14
	2,035	2,048	1,268	326
OPERATING (LOSS) INCOME	(455)	(473)	(125)	36
Interest expense	(226)	(237)	(169)	(14)
Other income (expense), net	63	41	35	(2)
Reorganization items, net	—	—	—	3,416
(LOSS) INCOME BEFORE INCOME TAXES	(618)	(669)	(259)	3,436
(Provision for) benefit from income taxes	(62)	(2)	546	(459)
NET (LOSS) INCOME	$(680)	$(671)	$287	$2,977
(LOSS) EARNINGS PER SHARE
Basic	$(7.45)	$(6.06)	$2.61	$5.19
Diluted	$(7.45)	$(6.06)	$2.58	$5.19
Weighted average shares outstanding
Basic	92.2	110.8	109.9	497.3
Diluted	92.2	110.8	111.1	497.3
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Consolidated Statements of Comprehensive (Loss) Income
(In millions)

	Successor			Predecessor
	Fiscal years ended September 30,		Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017
	2020	2019
Net (loss) income	$(680)	$(671)	$287	$2,977
Other comprehensive (loss) income:
Pension, post-retirement and postemployment benefit-related items, net of income taxes of $29 for fiscal 2019; $(19) for the period from December 16, 2017 through September 30, 2018; and $(58) for the period from October 1, 2017 through December 15, 2017	(2)	(157)	51	655
Cumulative translation adjustment	(39)	24	(31)	3
Change in interest rate swaps, net of income taxes of $3 for fiscal 2020; $19 for fiscal 2019 and $1 for the period from December 16, 2017 through September 30, 2018	(31)	(58)	(2)	—
Other comprehensive (loss) income	(72)	(191)	18	658
Elimination of Predecessor Company accumulated other comprehensive loss	—	—	—	790
Total comprehensive (loss) income	$(752)	$(862)	$305	$4,425
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Consolidated Balance Sheets
(In millions, except per share and share amounts)

	As of September 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$727	$752
Accounts receivable, net	275	314
Inventory	54	63
Contract assets	296	187
Contract costs	115	114
Other current assets	112	115
TOTAL CURRENT ASSETS	1,579	1,545
Property, plant and equipment, net	268	255
Deferred income taxes, net	31	35
Intangible assets, net	2,556	2,891
Goodwill, net	1,478	2,103
Operating lease right-of-use assets	160	—
Other assets	159	121
TOTAL ASSETS	$6,231	$6,950
LIABILITIES
Current liabilities:
Debt maturing within one year	$—	$29
Accounts payable	242	291
Payroll and benefit obligations	198	116
Contract liabilities	446	472
Operating lease liabilities	49	—
Business restructuring reserves	21	33
Other current liabilities	181	158
TOTAL CURRENT LIABILITIES	1,137	1,099
Non-current liabilities:
Long-term debt, net of current portion	2,886	3,090
Pension obligations	749	759
Other post-retirement obligations	215	200
Deferred income taxes, net	38	72
Contract liabilities	373	78
Operating lease liabilities	129	—
Business restructuring reserves	28	36
Other liabilities	312	316
TOTAL NON-CURRENT LIABILITIES	4,730	4,551
TOTAL LIABILITIES	5,867	5,650
Commitments and contingencies (Note 22)
Preferred stock, $0.01 par value; 55,000,000 shares authorized at September 30, 2020 and 2019
Convertible series A preferred stock; 125,000 shares issued and outstanding at September 30, 2020 and no shares issued and outstanding at September 30, 2019	128	—
STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; 550,000,000 shares authorized; 83,278,383 shares issued and outstanding at September 30, 2020; and 111,046,085 shares issued and 111,033,405 shares outstanding at September 30, 2019	1	1
Additional paid-in capital	1,449	1,761
Accumulated deficit	(969)	(289)
Accumulated other comprehensive loss	(245)	(173)
TOTAL STOCKHOLDERS' EQUITY	236	1,300
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,231	$6,950

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(In millions)

	Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity (Deficit)
	Shares	Par Value
Balance as of September 30, 2017 (Predecessor)	494.8	$—	$2,389	$(5,954)	$(1,448)	$(5,013)
Share-based compensation expense			3			3
Accrued dividends on Series A preferred stock			(2)			(2)
Accrued dividends on Series B preferred stock			(4)			(4)
Reclassifications to equity awards on redeemable shares			1			1
Net loss				2,977		2,977
Other comprehensive income					658	658
Balance as of December 15, 2017 (Predecessor)	494.8	$—	$2,387	$(2,977)	$(790)	$(1,380)
Cancellation of Predecessor equity	(494.8)	—	(2,387)	2,977	790	1,380
Balance as of December 15, 2017 (Predecessor)	—	$—	$—	$—	$—	$—
Issuance of Successor common stock
Common stock issued for Predecessor debt	103.9	1	1,575			1,576
Common stock issued for Pension Benefit Guaranty Corporation	6.1	—	92			92
Balance as of December 15, 2017 (Predecessor)	110.0	$1	$1,667	$—	$—	$1,668

Balance as of December 16, 2017 (Successor)	110.0	$1	$1,667	$—	$—	$1,668
Issuance of common stock under the equity incentive plan	0.2		—			—
Shares repurchased and retired for tax withholding on vesting of restricted stock units			(2)			(2)
Equity component of convertible notes, net of issuance costs and income taxes			67			67
Purchase of convertible note bond hedge, net of income taxes			(64)			(64)
Issuance of call spread warrants			58			58
Share-based compensation expense			19			19
Net income				287		287
Other comprehensive income					18	18
Balance as of September 30, 2018 (Successor)	110.2	$1	$1,745	$287	$18	$2,051
Issuance of common stock under the equity incentive plan	1.3		—			—
Shares repurchased and retired for tax withholding on vesting of restricted stock units	(0.5)		(9)			(9)
Share-based compensation expense			25			25
Adjustment for adoption of new accounting standard (Note 2)				95		95
Net loss				(671)		(671)
Other comprehensive loss					(191)	(191)
Balance as of September 30, 2019 (Successor)	111.0	$1	$1,761	$(289)	$(173)	$1,300
Issuance of common stock under the equity incentive plan	1.5					—
Issuance of common stock under the employee stock purchase plan	0.2		2			2
Shares repurchased and retired for tax withholding on vesting of restricted stock units	(0.5)		(7)			(7)
Shares repurchased and retired under share repurchase program	(28.9)		(330)			(330)
Share-based compensation expense			30			30
Accretion of preferred stock to redemption value			(4)			(4)
Preferred stock dividends accrued			(3)			(3)
Net loss				(680)		(680)
Other comprehensive loss					(72)	(72)
Balance as of September 30, 2020 (Successor)	83.3	$1	$1,449	$(969)	$(245)	$236
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Consolidated Statements of Cash Flows
(In millions)

	Successor			Predecessor
	Fiscal years ended September 30,		Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017
	2020	2019
OPERATING ACTIVITIES:
Net (loss) income	$(680)	$(671)	$287	$2,977
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:
Depreciation and amortization	423	443	384	31
Share-based compensation	30	25	19	—
Amortization of debt discount and issuance costs	23	22	8	—
Loss on extinguishment of debt	7	—	—	—
Deferred income taxes, net	(29)	(54)	(588)	455
Impairment charges	624	659	—	—
Change in fair value of emergence date warrants	3	(29)	17	—
Unrealized loss (gain) on foreign currency transactions	24	9	(36)	—
Impairment of debt securities	10	—	—	—
Realized gain on sale of equity securities	(59)	—	—	—
Other non-cash (credits) charges, net	(9)	7	3	—
Reorganization items:
Net gain on settlement of Liabilities subject to compromise	—	—	—	(1,778)
Payment to PBGC	—	—	—	(340)
Payment to pension trust	—	—	—	(49)
Payment of unsecured claims	—	—	—	(58)
Fresh start adjustments, net	—	—	—	(1,697)
Non-cash and financing related reorganization items, net	—	—	—	26
Changes in operating assets and liabilities:
Accounts receivable	37	58	13	40
Inventory	8	(7)	36	—
Operating lease right-of-use assets and liabilities	13	—	—	—
Contract assets	(166)	(122)	—	—
Contract costs	5	(13)	—	—
Accounts payable	(48)	24	(16)	(40)
Payroll and benefit obligations	46	(73)	(71)	16
Business restructuring reserves	(19)	(25)	29	(7)
Contract liabilities	(71)	35	160	28
Other assets and liabilities	(25)	(47)	(43)	(18)
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	147	241	202	(414)
INVESTING ACTIVITIES:
Capital expenditures	(98)	(113)	(61)	(13)
Proceeds from sale of marketable securities	412	—	—	—
Acquisition of businesses, net of cash acquired	—	—	(157)	—
Investment in debt securities	—	(10)	—	—
Proceeds from sale-leaseback transactions	—	—	17	—
Other investing activities, net	—	(1)	2	—
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	314	(124)	(199)	(13)
FINANCING ACTIVITIES:
Shares repurchased under share repurchase program	(330)	—	—	—
Proceeds from issuance of Series A Preferred Stock, net of issuance costs of $4	121	—	—	—
Proceeds from Term Loan Credit Agreement	—	—	—	2,896
Repayment of Term Loan Credit Agreement due to refinancing	(1,643)	—	(2,918)	—
Proceeds from Term Loan Credit Agreement due to refinancing	1,627	—	2,911	—
Repayment of long-term debt, including adequate protection payments	(1,231)	(29)	(22)	(111)
Proceeds from issuance of senior notes	1,000	—	—	—
Repayment of debtor-in-possession financing	—	—	—	(725)
Repayment of first lien debt	—	—	—	(2,061)
Proceeds from issuance of convertible notes	—	—	350	—
Proceeds from issuance of call spread warrants	—	—	58	—
Purchase of convertible note bond hedge	—	—	(84)	—
Debt issuance costs	(14)	—	(10)	(97)
Payment of acquisition-related contingent consideration	(5)	(9)	—	—
Principal payments for financing leases	(10)	(14)	(10)	(4)
Proceeds from Employee Stock Purchase Plan	3	—	—	—
Other financing activities, net	(7)	(9)	(2)	—
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(489)	(61)	273	(102)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3	(4)	(7)	(2)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(25)	52	269	(531)
Cash, cash equivalents, and restricted cash at beginning of period	756	704	435	966
Cash, cash equivalents, and restricted cash at end of period	$731	$756	$704	$435
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Notes to Consolidated Financial Statements
1. Background and Basis of Presentation
Background
Avaya Holdings Corp. (the "Parent" or "Avaya Holdings"), together with its consolidated subsidiaries (collectively, the "Company" or "Avaya"), is a global leader in digital communications products, solutions and services for businesses of all sizes delivering most of its technology through software and services. Avaya builds open, converged and innovative solutions to enhance and simplify communications and collaboration in the cloud, on-premise or a hybrid of both. The Company's global team of professionals delivers services from initial planning and design, to implementation and integration, to ongoing managed operations, optimization, training and support. The Company manages its business operations in two segments, Products & Solutions and Services. The Company sells directly to customers through its worldwide sales force and indirectly through its global network of channel partners, including distributors, service providers, dealers, value-added resellers, system integrators and business partners that provide sales and services support.
Basis of Presentation
Avaya Holdings has no material assets or standalone operations other than its ownership of direct wholly-owned subsidiary Avaya Inc. and its subsidiaries. The accompanying Consolidated Financial Statements reflect the operating results of Avaya Holdings and its consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC").
On January 19, 2017 (the "Petition Date"), Avaya Holdings, together with certain of its affiliates, namely Avaya CALA Inc., Avaya EMEA Ltd., Avaya Federal Solutions, Inc., Avaya Holdings LLC, Avaya Holdings Two, LLC, Avaya Inc., Avaya Integrated Cabinet Solutions Inc. (n/k/a Avaya Integrated Cabinet Solutions LLC), Avaya Management Services Inc., Avaya Services Inc., Avaya World Services Inc., Octel Communications LLC, Sierra Asia Pacific Inc., Sierra Communication International LLC, Technology Corporation of America, Inc., Ubiquity Software Corporation, VPNet Technologies, Inc. and Zang, Inc. (n/k/a Avaya Cloud Inc.) (the "Debtors"), filed voluntary petitions for relief (the "Bankruptcy Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The cases were jointly administered as Case No. 17-10089 (SMB). The Bankruptcy Court confirmed the Second Amended Joint Chapter 11 Plan of Reorganization of Avaya Inc. and its Debtor Affiliates filed on October 24, 2017 (the "Plan of Reorganization") on November 28, 2017. Confirmation of the Plan of Reorganization resulted in the discharge of certain claims against the Company that arose before the Petition Date and terminated all rights and interests of the pre-filing equity security holders as provided for in the Plan of Reorganization and as further discussed in Note 23, "Emergence from Voluntary Reorganization under Chapter 11 Proceedings." The Debtors operated their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 of the Bankruptcy Code and the orders of the Bankruptcy Court until the Plan of Reorganization was substantially consummated and they emerged from bankruptcy on December 15, 2017 (the "Emergence Date").
On the Emergence Date, the Company applied fresh start accounting, which resulted in a new basis of accounting and the Company becoming a new entity for financial reporting purposes. As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the Consolidated Financial Statements after the Emergence Date are not comparable with the Consolidated Financial Statements on or before that date. See Note 24, "Fresh Start Accounting," for additional information. References to "Successor" or "Successor Company" refer to the financial position and results of operations of the reorganized Avaya Holdings after the Emergence Date. References to "Predecessor" or "Predecessor Company" refer to the financial position and results of operations of Avaya Holdings on or before the Emergence Date.
During the second quarter of fiscal 2020, the World Health Organization characterized a novel strain of coronavirus ("COVID-19") as a pandemic. The spread of COVID-19 around the globe and the actions required to mitigate its impact have created substantial disruption to the global economy. The duration of the pandemic and the long-term impacts on the global economy are uncertain. Although the COVID-19 pandemic did not have a material impact on the Company’s revenue and gross margin during fiscal 2020, the Company did recognize a significant goodwill impairment charge during fiscal 2020 as a result of the COVID-19 pandemic. See Note 7, “Goodwill, net” for additional information regarding the goodwill impairment charge recorded during fiscal 2020.
The accompanying Consolidated Financial Statements of the Company have been prepared assuming that the Company will continue as a going concern and contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. While we believe existing cash and cash equivalents of $727 million as of September 30, 2020, future cash provided by operating activities and borrowings available under the ABL Credit Agreement will be sufficient to meet our future cash requirements for at least the next twelve months from the filing of this Annual Report on Form 10-K, our ability to meet our future cash requirements will depend on the Company's ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company's control.
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
Use of Estimates
Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the Consolidated Financial Statements in the period they are determined to be necessary. Actual results could differ from these estimates. The spread of COVID-19 and the actions required to mitigate its impact have created substantial disruption to the global economy. The duration of the pandemic and the long-term impacts on the global economy are uncertain. The pandemic may affect management's estimates and assumptions, in particular those that require a projection of our financial results, our cash flows or broader economic conditions, such as the collectability of accounts receivable, sales returns and allowances, the use and recoverability of inventory, the realization of deferred tax assets, annual effective tax rate, the fair value of equity compensation, the recoverability of long-lived assets, useful lives and impairment of tangible and intangible assets including goodwill (see Note 7, "Goodwill, net"), business restructuring reserves, and fair value measurements (see Note 13, "Fair Value Measurements"). The Company also uses estimates to assess pension and post-retirement benefit costs, the fair value of assets and liabilities in connection with fresh start accounting and those acquired in business combinations, and the amount of exposure from potential loss contingencies, among others.
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
On October 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASC 606"). This standard superseded most of the previous revenue recognition guidance under GAAP and is intended to improve and converge with international standards the financial reporting requirements for revenue recognition. The Company adopted ASC 606 using the modified retrospective transition method applied to all open contracts with customers that were not completed as of September 30, 2018. On October 1, 2018, the Company recorded a net increase to the opening Retained earnings balance of $95 million, net of tax, due to the cumulative impact of adopting ASC 606. Under the modified retrospective method, results for reporting periods beginning after September 30, 2018 are presented under ASC 606 while prior period financial information is not adjusted and continues to be reported under prior guidance (“ASC 605”).
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
The total transaction price for each contract is determined based on the total consideration specified in the contract, including variable consideration such as sales incentives and other discounts. The expected value method is generally used when estimating variable consideration, which typically reduces the total transaction price due to the nature of the elements to which the variable consideration relates. These estimates reflect the Company’s historical experience, current contractual requirements, specific known market events and trends, industry data and forecasted customer buying patterns. The Company excludes from the transaction price all taxes assessed by governmental authorities that are both (i) imposed on and concurrent with a specific revenue-producing transaction and (ii) collected from customers. Accordingly, such tax amounts are not included as a component of net sales or cost of sales. The expected value method requires judgment and considers multiple factors that may vary over time depending upon the unique facts and circumstances related to each performance obligation. Depending on the facts and circumstances, a change in variable consideration estimate will either be accounted for at the contract level or using the portfolio method. Reserves for contractual stock rotation rights to channel partners to support the management of inventory and certain other sales incentives are determined using the portfolio method. The Company also considers the customers’ rights of return in determining the transaction price where applicable.
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

Software
The Company’s software licenses provide users with access to capabilities such as voice, video, conferencing, messaging and collaboration. The Company’s software licenses also add functionality to the Company’s hardware. The Company’s software licenses for on-premise customer software provide the customer with a right to use the software as it exists when it is made available to the customer and are accounted for as distinct performance obligations. The Company’s software licenses are sold through both direct and indirect channels with terms that are either perpetual or time based, both of which provide the end-user with the same functionality. The main difference between perpetual and term licenses is the duration over which the customer benefits from the software. Revenue from on-premise customer software licenses is generally recognized at the point-in-time the software is made available to the customer, via direct sale to the end-user or indirect sale to a channel partner, based on the fixed minimum revenue commitment under the arrangement. However, revenue is not recognized before the beginning of the period during which the customer can use and benefit from the license. In instances where the Company’s software licenses include a usage-based fee, revenue associated with the incremental usage is recognized at the point-in-time the incremental usage occurs.
The Company also sells its software under its subscription-based offerings which mainly consist of term software license arrangements and software as a service ("SaaS") arrangements. Term software licenses include multiple performance obligations where the term licenses are recognized at the point-in-time of transfer of control of the software, with the associated software maintenance revenue recognized ratably over the contract term as the customer consumes the services. SaaS arrangements do not include the right for the customer to take possession of the software during the contractual term of the arrangement, and therefore have one distinct performance obligation which is satisfied over time with revenue recognized ratably over the contract term as the customer consumes the services. Subscription-based offerings typically have terms that range from one to five years.
ACO
Avaya Cloud Office by RingCentral or “ACO”, was introduced by the Company to accelerate the Company's transition to the cloud. Through this partnership, ACO combines RingCentral's UCaaS platform with Avaya technology, services and migration capabilities to create a differentiated UCaaS offering. These services are accounted for as two distinct performance obligations, one being a licensing component that is generally recognized at the point-in-time the software is made available to the customer, and the second being associated support services which represents a stand-ready obligation whereby the revenues are generally recognized ratably over the contract term. The Company’s ACO solution is provided through both direct and indirect channels. Contracts typically have terms that range from one to five years.
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
Professional Services
The Company’s professional services include the design, implementation and development of communication solutions. Professional services are sold through the Company’s direct and indirect channels either on a stand-alone basis or with other hardware, software and services and are generally accounted for as distinct performance obligations. Revenue for professional services is generally recognized over time based on the cost of effort incurred to date relative to the total cost of effort expected to be incurred as customers simultaneously consume and receive benefits. Effort incurred generally represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contracts for professional services typically have terms that range from four to six weeks for simple engagements and from six months to three years for more complex engagements. Prior to the adoption of ASC 606, revenue for professional services was recognized upon completion and acceptance of the project and when such arrangements included products, product revenue was also recognized upon completion and acceptance of the project.

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
The Company’s cloud offerings enable customers to take advantage of its technology via the cloud, or as a hybrid with its on-premise solutions. The software that enables the core communications functionality is offered both as a sale of perpetual or time based licenses or through a SaaS arrangement. Cloud offerings can include supplemental maintenance and managed services and are sold through the Company’s direct and indirect channels.
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
The Company's largest distributor is also its largest customer and represented 8% of the Company's total annual consolidated revenue for fiscal 2020.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional. Accounts receivable are recorded net of reserves for sales returns and allowances and provisions for doubtful accounts. The Company performs ongoing credit evaluations of its customers and generally does not require collateral from its customers. The allowances are based on analyses of historical trends, aging of accounts receivable balances and the creditworthiness of customers as determined by credit checks, analyses and payment history. At September 30, 2020 and 2019, one distributor accounted for approximately 9% and 12% of accounts receivable.
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
Research and Development Costs
Research and development costs are charged to expense as incurred. The costs incurred for the development of communications software that will be sold, leased or otherwise marketed, however, are capitalized when technological feasibility has been established in accordance with FASB ASC Topic 985, "Software" ("ASC 985"). The Company has continued to leverage agile development methodologies, which are characterized by a more dynamic development process with more frequent revisions to a product releases' features and functions as the software is being developed with technological feasibility being met shortly before the product revision is made generally available. As such, no amounts were capitalized for internally developed software costs in the Company's Consolidated Financial Statements during fiscal 2020 and 2019 (Successor), the period from December 16, 2017 through September 30, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor).
Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the assets. Estimated lives range from 2 to 10 years for machinery and equipment and the remaining lease term for equipment acquired under a financing lease. Improvements that extend the useful life of assets are capitalized and maintenance and repairs are charged to expense as incurred. Capitalized improvements to facilities subject to operating leases are depreciated over the lesser of the estimated useful life of the asset or the duration of the lease. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the Consolidated Balance Sheets and any gain or loss is reflected in the Consolidated Statements of Operations.
The Company capitalizes costs associated with software developed or obtained for internal use when the preliminary project stage is completed and it is determined that the software will provide enhanced capabilities. Internal use software is amortized on a straight-line basis generally over 5 to 7 years. Costs capitalized include payroll and related benefits, third party development fees and acquired software and licenses. General and administrative costs, overhead, maintenance and training, and the cost of the software that does not add functionality to existing systems, are expensed as incurred. The Company had unamortized internal use software costs included in Property, Plant and Equipment, net in the Consolidated Balance Sheets of $91 million and $83 million as of September 30, 2020 and 2019, respectively. Depreciation expense related to internal use software recognized in the Consolidated Statements of Operations for fiscal 2020 and 2019 (Successor), the period from December 16, 2017 through September 30, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor) was $27 million, $39 million, $31 million and $5 million, respectively.
Acquisition Accounting
The Company accounts for business combinations using the acquisition method, which requires an allocation of the purchase price of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Goodwill represents the excess of the purchase price over the net tangible and intangible assets acquired.
Goodwill
Goodwill is not amortized but is subject to periodic testing for impairment in accordance with FASB ASC Topic 350, "Intangibles-Goodwill and Other" ("ASC 350") at the reporting unit level. The Company's reporting units are subject to impairment testing annually, on July 1st, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company's goodwill was primarily recorded upon emergence from bankruptcy as a result of applying fresh start accounting.
ASC 350 provides the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company has the unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing a quantitative goodwill impairment test. If the assessment of all relevant qualitative factors indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative goodwill impairment test is not necessary. If the assessment of all relevant qualitative factors indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will perform a quantitative goodwill impairment test. The quantitative impairment test for goodwill consists of a comparison of the fair value of a reporting unit with its carrying value, including the goodwill allocated to that reporting unit. If the carrying value of a reporting unit exceeds its fair value, the Company will recognize an impairment loss equal to the amount of the excess, limited to the amount of goodwill allocated to that reporting unit. Application of the impairment test requires judgement, including the identification of reporting units, assignment of assets and liabilities to reporting units and the determination of fair value of each reporting unit. In performing the quantitative goodwill impairment test, the Company estimates the fair value of each reporting unit using a weighting of fair values derived from an income approach and a market approach.
Under the income approach, the fair value of a reporting unit is estimated using a discounted cash flows model. Future cash flows are based on forward-looking information regarding revenue and costs for each reporting unit and are discounted using an appropriate discount rate. The discounted cash flows model relies on assumptions regarding revenue growth rates, projected gross profit, working capital needs, selling, general and administrative expenses, research and development expenses, business restructuring costs, capital expenditures, income tax rates, discount rates and terminal growth rates. The discount rates the Company uses represent the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in its reporting unit operations and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of its model, the Company uses a terminal value approach. Under this approach, the Company applies a perpetuity growth assumption to determine the terminal value. The Company incorporates the present value of the resulting terminal value into its estimate of fair value. Forecasted cash flows for each reporting unit consider current economic conditions and trends, estimated future operating results, the Company's view of growth rates and anticipated future economic conditions. Revenue growth rates inherent in the forecasts are based on input from internal and external market intelligence research sources that compare factors such as growth in global economies, regional trends in the telecommunications industry and product evolution. Macroeconomic factors such as changes in economies, product evolution, industry consolidation and other changes beyond the Company's control could have a positive or negative impact on achieving its targets.
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
Intangible and Long-lived Assets
Intangible assets include technology and patents, customer relationships and trademarks and trade names. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from 1 to 19 years.
Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable in accordance with FASB ASC Topic 360, "Property, Plant, and Equipment." Intangible assets determined to have indefinite useful lives are not amortized but are tested for impairment annually, on July 1st, or more frequently if events occur or circumstances change that indicate an asset may be impaired.
The recoverability test of finite-lived assets is based on forecasts of undiscounted cash flows for each asset group. The impairment test of the Company’s indefinite-lived intangible asset, the Avaya Trade Name consists of a comparison of the estimated fair value of the asset with its carrying value. If the carrying value of the Avaya Trade Name exceeds its estimated fair value, the Company will recognize an impairment loss equal to the amount of the excess. The fair value of the Avaya Trade Name is estimated using the relief-from-royalty model, a form of the income approach. Under this methodology, the fair value of the trade name is estimated by applying a royalty rate to forecasted net revenues which is then discounted using a risk-adjusted rate of return on capital. Revenue growth rates inherent in the forecast are based on input from internal and external market intelligence research sources that compare factors such as growth in global economies, regional trends in the telecommunications industry and product evolution. The royalty rate is determined using a set of observed market royalty rates.

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
Amortizable technology and patents have useful lives that range between 1 and 10 years with a weighted average remaining useful life of 3.1 years. Customer relationships have useful lives that range between 1 and 19 years with a weighted average remaining useful life of 11.9 years. Amortizable product trade names have useful lives of 10 years with a weighted average remaining useful life of 7.2 years. The Avaya Trade Name is expected to generate cash flows indefinitely and, consequently, this asset is classified as an indefinite-lived intangible and is therefore not amortized.
Derivative Financial Instruments
All derivatives are recognized as assets or liabilities and measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For derivative instruments designated as highly effective cash flow hedges under FASB ASC Topic 815, "Derivatives and Hedging" ("ASC 815"), the change in fair value of the derivative is initially recorded in Accumulated other comprehensive loss in the Consolidated Balance Sheets and is subsequently recognized in earnings when the hedged exposure impacts earnings. For derivative instruments that are not designated as highly effective hedges, gains or losses from changes in fair values are recognized in earnings. The Company does not enter into derivatives for trading or speculative purposes.
Leases
On October 1, 2019, the Company adopted ASU No. 2016-02, "Leases (Topic 842)." This standard, along with other guidance subsequently issued by the FASB (collectively "ASC 842"), superseded all lease accounting guidance and requires lessees to recognize lease assets and liabilities for all leases with initial lease terms of more than 12 months. The Company adopted ASC 842 using the modified retrospective transition method as of the beginning of the period of adoption. Therefore, on October 1, 2019, the Company recognized and measured leases without revising the historical comparative period information or disclosures. See Note 3, “Recent Accounting Pronouncements” for additional information related to the adoption of ASC 842.
The Company enters into various arrangements for office, warehouse and data center facilities, network equipment and vehicles. In accordance with ASC 842, the Company assesses whether an arrangement contains a lease at contract inception. When an arrangement contains a lease, the Company records a right-of-use asset and lease liability. Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make payments for the right to use the asset.
Right-of-use assets and lease liabilities are recognized at the lease commencement date at the present value of future payments over the lease term. The Company adopted the practical expedient permitting the non-lease components of an arrangement to be included in the right-of-use asset to which they relate. The present value of future payments is discounted using the rate implicit in the lease, when available. However, as most of the Company's leases do not provide an implicit interest rate, the present value is calculated using the Company's incremental borrowing rate, which represents the interest rate the Company would expect to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Options to extend or terminate a lease are included in the calculation of the lease term to the extent that the option is reasonably certain of exercise. For the majority of the Company's leases, the Company has concluded that it is not reasonably certain it would exercise such options, therefore the lease term is generally the non-cancelable period stated within the lease. The Company has elected to not record a right-of-use asset and lease liability for short term leases with an initial lease term of 12 months or less.
Restructuring Programs
A business restructuring is defined as an exit or disposal activity that includes, but is not limited to, a program that is planned and controlled by management and materially changes either the scope of a business or the manner in which that business is conducted. The Company's business restructuring charges include (i) one-time termination benefits related to employee separations, (ii) contract termination costs and (iii) other related costs associated with exit or disposal activities including, but not limited to, costs for consolidating or closing facilities and relocating employees.
The Company accounts for non-facility related exit or disposal activities in accordance with FASB ASC Topic 420, "Exit or Disposal Cost Obligations" ("ASC 420"). A liability is recognized and measured at its fair value for one-time termination benefits once the plan of termination meets all of the following criteria: (i) management commits to a plan of termination, (ii) the plan identifies the number of employees to be terminated and their job classifications or functions, locations and the expected completion date, (iii) the plan establishes the terms of the benefit arrangement and (iv) it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. Contract termination costs include costs to terminate a contract or costs that will continue to be incurred under the contract without benefit to the Company. A liability is recognized and measured at its fair value when the Company either terminates the contract or ceases using the rights conveyed by the contract. A liability is recognized and measured at its fair value for other related costs in the period in which the liability is incurred.
As of October 1, 2019, the Company accounts for facility-related exit or disposal activities in accordance with ASC 842 and no longer records facility-related restructuring charges within the Business restructuring reserve on the Consolidated Balance Sheets. The adoption of ASC 842 resulted in a one-time reclassification of $5 million for certain facility-related lease obligations from the Business restructuring reserve to Operating lease right-of-use assets. Facility exit costs primarily include lease obligation charges for exited facilities, including the impact of accelerated lease expense for right-of-use assets and accelerated depreciation expense for leasehold improvements with reductions in their estimated useful lives due to exited facilities. The Company’s accounting for such charges is dependent on whether it has the ability and intent to sublease an exited facility. In circumstances in which the Company has the ability and intent to sublease an exited facility, the Company performs an impairment test of the asset group by comparing its fair value to its carrying value on the earlier of the sublease inception date or cease use date. To the extent the carrying value of the asset group is greater than its fair value, an impairment charge is recorded within the Restructuring charges line item in the Company's Consolidated Statements of Operations. If the Company does not have the ability and intent to sublease an exited facility, the Company adjusts the estimated useful life of the facility related assets to end on the cease use date and recognizes accelerated depreciation and amortization within the Restructuring charges line item in the Consolidated Statements of Operations. The amortization of right-of-use assets for exited facilities is recorded within Restructuring charges after the cease use date. Sublease income is recorded within Other income, net in the Consolidated Statements of Operations.
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
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs were $42 million, $39 million, $27 million and $9 million for fiscal 2020 and 2019 (Successor), the period from December 16, 2017 through September 30, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor), respectively.
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
(Loss) Earnings Per Share
The Company uses the two-class method to calculate basic and diluted (loss) earnings per share as its Series A Preferred Stock are participating securities. Under the two-class method, undistributed earnings are allocated to common stock and participating securities according to their respective participating rights in undistributed earnings, as if all the earnings for the period had been distributed. Basic (loss) earnings per common share is computed by dividing the net (loss) income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Net (loss) income attributable to common stockholders is reduced for preferred stock dividends earned and accretion recognized during the period. No allocation of undistributed earnings to preferred shares is performed for periods with net losses as such securities do not have a contractual obligation to share in the losses of the Company. Diluted (loss) earnings per share is computed by dividing the net (loss) income attributable to common stockholders by the weighted average number of common shares outstanding plus potentially dilutive common shares.
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
Translation gains or losses related to net assets located outside the U.S. are shown as a component of Accumulated other comprehensive (loss) in the Consolidated Balance Sheets. Gains and losses resulting from foreign currency transactions, which are denominated in currencies other than the functional currency, are included in Other income (expense), net in the Consolidated Statements of Operations.
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
In February 2016, the FASB issued ASC 842, which superseded all lease accounting guidance and requires lessees to recognize lease assets and liabilities for all leases with initial lease terms of more than 12 months. The standard makes similar changes to lessor accounting and aligns key aspects of the lessor accounting model with the GAAP revenue recognition standard. The Company adopted ASC 842 on October 1, 2019 using the modified retrospective transition method as of the beginning of the period of adoption. Therefore, on October 1, 2019, the Company recognized and measured leases without revising the historical comparative period information or disclosures. The modified retrospective transition method included optional practical expedients which lessened the burden of implementing ASC 842 by not requiring a reassessment of certain conclusions reached under the previous lease accounting guidance. The Company elected to apply the package of practical expedients to forego a reassessment of (1) whether any expired or existing contracts are or contain leases; (2) the lease classification for any expired or existing leases; and (3) the initial direct costs for an existing lease. In addition, the Company elected the land easement practical expedient permitting it to not reassess whether an existing or expired land easement is a lease or contains a lease. The Company also adopted the practical expedient permitting the non-lease components of an arrangement to be included in the right-of-use asset to which they relate. The Company did not elect the practical expedient allowing the use-of-hindsight which would require the Company to reassess the lease term of existing leases based on all facts and circumstances through the effective date.
The adoption of ASC 842 had a material impact to the Company's Consolidated Balance Sheet mainly due to the recognition of $190 million of operating lease right-of-use assets and $194 million of operating lease liabilities. The adoption of ASC 842 also resulted in the one-time reclassification of certain prepaid and deferred rent and facility-related business restructuring liabilities to operating lease right-of-use assets.
The impact of the adoption of ASC 842 on the September 30, 2019 Consolidated Balance Sheet was as follows:

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

Recent Standards Not Yet Effective
In August 2020, the FASB issued ASU No. 2020-06, "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity." This standard simplifies the accounting for convertible instruments and the application of the derivatives scope exception for contracts in an entity's own equity. The standard also amends the accounting for convertible instruments in the diluted earnings per share calculation and requires enhanced disclosures of convertible instruments and contracts in an entity's own equity. This standard is effective for the Company in the first quarter of fiscal 2023 with early adoption permitted in the first quarter of fiscal 2022. The adoption may be applied on a modified or fully retrospective basis. An entity may also irrevocably elect the fair value option in accordance with Accounting Standards Codification ("ASC") 825 for any financial instrument that is a convertible security upon adoption of this standard. The Company is currently assessing the impact the new guidance will have on its Consolidated Financial Statements.
In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes". This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The amendments also improve consistent application of and simplify GAAP for other areas of ASC 740 by clarifying and amending existing guidance. This standard is effective for the Company beginning in the first quarter of fiscal 2022, with early adoption permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective or prospective basis. The Company intends to early adopt this standard in the first quarter of fiscal 2021 and does not expect the adoption of the standard to have a material impact on its Consolidated Financial Statements.
In August 2018, the FASB issued ASU No. 2018-15, "Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract." This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for the Company in the first quarter of fiscal 2021, with early adoption permitted. The amendments in this standard may be applied on a retrospective or prospective basis. The Company intends to adopt the standard on a prospective basis in the first quarter of fiscal 2021. The prospective impact of the new guidance on the Company’s Consolidated Financial Statements will be dependent on the nature of future transactions within its scope.
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
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This standard, along with other guidance subsequently issued by the FASB, requires entities to estimate all expected credit losses for certain types of financial instruments, including trade receivables and contract assets, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The standard also expands the disclosure requirements to enable users of financial statements to understand the entity's assumptions, models and methods for estimating expected credit losses. This standard is effective for the Company in the first quarter of fiscal 2021 on a modified retrospective basis. The Company does not expect the adoption of the standard to have a material impact on its Consolidated Financial Statements.

4. Revenue Recognition
Disaggregation of Revenue
The following tables provide the Company's disaggregated revenue for fiscal 2020 and 2019:

	Fiscal years ended September 30,
(In millions)	2020	2019
Revenue:
Products & Solutions	$1,074	$1,228
Services	1,805	1,680
Unallocated Amounts	(6)	(21)
	$2,873	$2,887

	Fiscal year ended September 30, 2020
(In millions)	Products & Solutions	Services	Unallocated	Total
Revenue:
U.S.	$546	$1,097	$(3)	$1,640
International:
Europe, Middle East and Africa	327	389	(2)	714
Asia Pacific	122	175	(1)	296
Americas International - Canada and Latin America	79	144	—	223
Total International	528	708	(3)	1,233
Total revenue	$1,074	$1,805	$(6)	$2,873

	Fiscal year ended September 30, 2019
(In millions)	Products & Solutions	Services	Unallocated	Total
Revenue:
U.S.	$585	$981	$(13)	$1,553
International:
Europe, Middle East and Africa	381	375	(3)	753
Asia Pacific	155	175	(3)	327
Americas International - Canada and Latin America	107	149	(2)	254
Total International	643	699	(8)	1,334
Total revenue	$1,228	$1,680	$(21)	$2,887
Unallocated amounts represent the fair value adjustment to deferred revenue recognized upon emergence from bankruptcy and excluded from segment revenue.
Transaction Price Allocated to the Remaining Performance Obligations
The transaction price allocated to remaining performance obligations that were wholly or partially unsatisfied as of September 30, 2020 was $2.4 billion, of which 57% and 26% is expected to be recognized within 12 months and 13-24 months, respectively, with the remaining balance expected to be recognized thereafter. This excludes amounts for remaining performance obligations that are (1) for contracts recognized over time using the "right to invoice" practical expedient, (2) related to sales or usage based royalties promised in exchange for a license of intellectual property and (3) related to variable consideration allocated entirely to a wholly unsatisfied performance obligation.

Contract Balances
The following table provides information about accounts receivable, contract assets and contract liabilities for the periods presented:

	As of September 30,
(In millions)	2020	2019	Increase (Decrease)
Accounts receivable, net	$275	$314	$(39)

Contract assets:
Current	$296	$187	$109
Non-current (Other assets)	71	16	55
	$367	$203	$164

Cost of obtaining a contract:
Current (Contract costs)	$92	$89	$3
Non-current (Other assets)	40	45	(5)
	$132	$134	$(2)

Cost to fulfill a contract:
Current (Contract costs)	$23	$25	$(2)

Contract liabilities:
Current	$446	$472	$(26)
Non-current	373	78	295
	$819	$550	$269
The increase in Contract assets was mainly driven by growth in the Company's subscription offerings. The increase in Contract liabilities was mainly driven by consideration received in connection with the strategic partnership with RingCentral, Inc. ("RingCentral") as discussed in Note 6, "Business Combinations and Strategic Partnerships and Investments." The Company did not record any asset impairment charges related to contract assets during fiscal 2020 and 2019.
During fiscal 2020 and 2019, the Company recognized revenue of $546 million and $537 million that had been previously recorded as a Contract liability as of October 1, 2019 and 2018, respectively. As a result of contract modifications during fiscal 2020, the Company recorded adjustments to reduce revenue by $1 million for performance obligations that were satisfied in prior periods. During fiscal 2019, no adjustments were recorded to revenue related to performance obligations that were satisfied in prior periods.
Contract Costs
During fiscal 2020, the Company recognized $156 million for amortization of costs to obtain customer contracts, of which $152 million was included in Selling, general and administrative expense and the remaining $4 million was a reduction to Revenue. During fiscal 2019, the Company recognized $103 million for amortization of costs to obtain customer contracts, of which $100 million was included in Selling, general and administrative expense and the remaining $3 million was a reduction to Revenue.
During fiscal 2020, the Company recognized $52 million of contract fulfillment costs, of which $48 million was included within Costs and the remaining $4 million was a reduction to Revenue. During fiscal 2019, the Company recognized $50 million of contract fulfillment costs within Costs.

5. Leases
The following table details the components of net lease expense for fiscal 2020:

(In millions)	Fiscal year ended September 30, 2020
Operating lease cost (1)	$67
Short-term lease cost (1)	5
Variable lease cost (1)(2)	17
Finance lease amortization of right-of-use assets (1)	4
Sublease income (3)	(5)
Total lease cost	$88
(1)Allocated between Cost of products and services, and Operating expenses.
(2)Includes real estate taxes and other charges for non-lease services payable to lessors and recognized in the period incurred.
(3)Included in Other income, net.

The Company's right-of-use assets and lease liabilities for financing leases are included in the Consolidated Balance Sheet as follows:

(In millions)	September 30, 2020
ASSETS
Property, plant and equipment, net	$12

LIABILITIES
Other current liabilities	8
Other liabilities	9
The following table presents the Company's annual maturity of lease payments, weighted average remaining lease term and weighted average interest rate for operating and financing leases as of September 30, 2020:

(In millions)	Operating Leases	Financing Leases
2021	58	9
2022	49	4
2023	36	3
2024	25	2
2025	14	—
2026 and thereafter	22	—
Total lease payments	204	18
Less: imputed interest	(26)	(1)
Total lease liability	$178	$17
Weighted average remaining lease term	4.5 years	2.7 years
Weighted average interest rate	6.1%	5.4%

The following table presents the Company's future minimum lease payments under non-cancelable leases as of September 30, 2019, which was prior to the adoption of ASC 842:

In millions	Operating Leases	Capital Leases
2020	$51	$12
2021	39	6
2022	33	2
2023	22	—
2024	17	—
2025 and thereafter	29	—
Total lease payments	$191	20
Less: imputed interest		(1)
Total lease liability		$19
The capital lease obligation as of September 30, 2019 included $11 million and $8 million within Other current liabilities and Other liabilities, respectively.
The Company outsources certain delivery services associated with its enterprise cloud and managed services, which included the sale of specified assets owned by the Company that were leased-back by the Company and are accounted for as a finance lease. As of September 30, 2020 and September 30, 2019, finance lease obligations associated with these sale leaseback agreements were $5 million and $13 million, respectively.
6. Business Combinations and Strategic Partnerships and Investments
Business Combination
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
Upon the achievement of three specified performance targets ("Earn-outs"), the Company was required to pay up to $16 million of contingent consideration to Spoken's former owners and employees and up to $4 million in discretionary earn-out bonuses ("Earn-out Bonuses") to Spoken employees who had contributed to the achievement of the Earn-outs. The fair value of the Earn-outs at the Acquisition Date was $14 million, which was calculated using a probability-weighted discounted cash flow model and was remeasured to fair value at each subsequent reporting period. The Earn-out Bonuses, which were intended to incentivize continuing employees to assist in achieving the Earn-outs, were excluded from the acquisition consideration and were recognized as compensation expense in the Company's Consolidated Financial Statements ratably over the estimated Earn-out periods. During fiscal 2020 and 2019, the Company paid $5 million and $11 million for Earn-outs, respectively. During both fiscal 2020 and 2019, the Company also paid $2 million for Earn-out Bonuses. As of September 30, 2020, all potential Earn-outs and Earn-out Bonuses were fully settled.
In connection with this acquisition, the Company recorded goodwill of $117 million, which was assigned to the Products & Solutions segment, identifiable intangible assets with a fair value of $64 million and other net liabilities of $9 million. The goodwill recognized was attributable primarily to the potential that the Spoken technology, cloud platform and assembled workforce would accelerate the Company's growth in cloud-based solutions. The goodwill is not deductible for tax purposes.
The acquired intangible assets of $64 million included technology and patents of $56 million with a weighted average useful life of 4.9 years, $5 million of in-process research and development ("IPR&D") activities, which are considered indefinite lived until projects are completed or abandoned, and customer relationships of $3 million with a weighted average useful life of 7.5 years. During fiscal 2019, $3 million of the acquired IPR&D activities were completed and are being amortized over a weighted average useful life of 4.2 years and $2 million were abandoned and written off (see Note 8, "Intangible Assets, net").
During the period from December 16, 2017 through September 30, 2018, the Company recorded $3 million of acquisition-related costs, which included investment banking, legal and other third-party costs, and $7 million of compensation expense resulting from the accelerated vesting of certain unvested Spoken stock option awards because post-combination service requirements were eliminated. The acquisition-related costs and the compensation expense were recorded in Selling, general and administrative expense in the Consolidated Statements of Operations.

Strategic Partnership
On October 3, 2019, the Company entered into certain agreements that establish the framework for the Company's strategic partnership with RingCentral, a leading provider of global enterprise cloud communications, collaboration and contact center ("CC") solutions, to accelerate the Company's transition to the cloud. Through this partnership, the Company introduced Avaya Cloud Office by RingCentral ("Avaya Cloud Office" or "ACO"), a new global unified communications as a service ("UCaaS") solution. Avaya Cloud Office expands the Company's portfolio to offer a full suite of Unified Communications and Collaboration ("UCC"), CC, UCaaS and contact center as a service solutions to its global customer base. ACO combines RingCentral's leading UCaaS platform with Avaya technology, services and migration capabilities to create a highly differentiated UCaaS offering. The transaction closed on October 31, 2019 and ACO was launched on March 31, 2020.
As part of the strategic partnership, the Company and RingCentral also entered into an agreement governing the terms of the commercial arrangement between the parties (the "Framework Agreement"). Under the Framework Agreement, the parties entered into a Super Master Agent Agreement, pursuant to which Avaya acts as an agent to Avaya's channel partners with respect to the sale of ACO and make direct sales of ACO. RingCentral pays a fee to Avaya, including for the benefit of its channel partners, for each such sale. In addition, for each unit of ACO sold during the term of the Framework Agreement, RingCentral pays Avaya certain fees. Among other things, the Framework Agreement requires Avaya to (subject to certain exceptions) market and sell ACO as its exclusive UCaaS solution (as defined in the Framework Agreement). The Framework Agreement has a multiyear term and can be terminated early by either party in the event (i) the other party fails to cure a material breach or (ii) the other party undergoes a change in control.
In accordance with the Framework Agreement, RingCentral paid Avaya $375 million, predominantly for future fees, as well as for certain licensing rights. The $375 million payment consisted of $361 million in shares of RingCentral common stock and $14 million in cash. During fiscal 2020, the Company sold all of its shares of RingCentral common stock and recognized a gain of $59 million within Other income (expense), net in the Consolidated Statements of Operation~~s~~.
In connection with the strategic partnership, the Company and RingCentral entered into an investment agreement, whereby RingCentral purchased 125,000 shares of the Company's Series A 3% Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), for an aggregate purchase price of $125 million. See Note 17, "Capital Stock" for additional information on the Series A Preferred Stock.
Strategic Investment
On May 20, 2019, the Company made a $10 million investment in a UCaaS provider delivering public sector Federal Risk and Authorization Management Program ("FedRAMP") security requirements (the “Investee”) through the acquisition of a 3-year convertible note (“Promissory Note”). The Investee offers hosted, cloud-based Voice over Internet Protocol infrastructure services and a FedRAMP authorized hosting platform.
The Promissory Note has a principal amount of $10 million, bears interest at a rate of 8% per annum and has a maturity date of May 20, 2022. Under the terms of the Promissory Note, the Company may, at its sole discretion, convert its interest in the Promissory Note into newly issued Class D units of the Investee representing no less than 27.3% of the Investee's fully diluted capitalization at the time of the conversion. On or after the Promissory Note’s maturity date, the Company will have the option, at its sole discretion, to demand payment from the Investee for the unpaid principal and accrued interest on the Promissory Note. In conjunction with the purchase of the Promissory Note, the Company entered into a separate agreement with the Investee and its equity holders which provides the Company with an option to purchase from such equity holders any or all of the outstanding LLC units of the Investee for prices specified in the relevant agreement. The option is exercisable upon the earlier of December 31, 2021 or the Investee reaching specified milestones. The option does not currently convey power to the Company as it is not currently exercisable and requires significant economic outlay.
The Promissory Note was classified as an available-for-sale security as of September 30, 2019 with a carrying value and fair value of $10 million and was recorded within Other Assets in the Consolidated Balance Sheets. Although the Company maintains a variable interest in the Investee, it is not the primary beneficiary as it does not direct the activities that most significantly impact the economic performance of the Investee through the rights maintained with the Promissory Note or separate agreement.
During fiscal 2020, the Company recorded an other-than-temporary impairment charge for a $10 million credit loss on its Promissory Note mainly driven by a decline in the macroeconomic environment due to the COVID-19 pandemic and a decline in the expected operating results and cash flows of the Investee. The impairment charge is included in Other income (expense), net. As a result of the impairment charge, the Company no longer maintains any risk of loss as a result of its involvement with the Investee since its risk of loss was limited to the initial investment in the Promissory Note.
7. Goodwill, net
The changes in the carrying amount of goodwill by segment for the periods indicated were as follows:

(In millions)	Products & Solutions	Services	Total
Balance as of September 30, 2018 (Successor)
Cost	$1,283	$1,481	$2,764
Accumulated impairment charges	—	—	—
	1,283	1,481	2,764

Impairment charges	657	—	657
Foreign currency fluctuations	(1)	(1)	(2)
Other	—	(2)	(2)
Balance as of September 30, 2019 (Successor)
Cost	1,282	1,478	2,760
Accumulated impairment charges	(657)	—	(657)
	625	1,478	2,103

Impairment charges	(624)	—	(624)
Foreign currency fluctuations	(1)	1	—
Other	—	(1)	(1)
Balance as of September 30, 2020 (Successor)
Cost	1,281	1,478	2,759
Accumulated impairment charges	(1,281)	—	(1,281)
	$—	$1,478	$1,478
Fiscal 2020 (Successor)
During the first quarter of fiscal 2020, the Company changed its reporting units to align with changes in its organizational structure, mainly resulting from the previously disclosed strategic review process which concluded in October 2019. As a result, on October 1, 2019, the Company consolidated its UCC and CC reporting units into a Products & Solutions reporting unit and consolidated its Global Support Services ("GSS"), Avaya Professional Services ("APS") and Enterprise Cloud and Managed Services ("ECMS") reporting units into a Services reporting unit. As a result of these changes, the Company's reporting units are the same as its operating segments which are described in Note 19, "Operating Segments." Due to the consolidation of reporting units, the Company performed an interim goodwill impairment assessment immediately before and after the consolidation on October 1, 2019 by estimating and comparing the fair value of each reporting unit to its carrying value. The Company determined that the carrying amounts of each of the Company's reporting units did not exceed their estimated fair values and therefore no impairment existed as of October 1, 2019.
During the second quarter of fiscal 2020, the Company concluded that a triggering event occurred for both of its reporting units due to (i) the impact of the COVID-19 pandemic on the macroeconomic environment which led to revisions to the Company's long-term forecast during the second quarter of fiscal 2020 and (ii) the sustained decrease in the Company's stock price since the advent of the pandemic which was caused by the resulting volatility in the financial markets. As a result, the Company performed an interim quantitative goodwill impairment test as of March 31, 2020 to compare the fair values of its reporting units to their respective carrying amounts, including the goodwill allocated to each reporting unit. The results of the Company's interim goodwill impairment test as of March 31, 2020 indicated that the estimated fair value of the Company's Services reporting unit exceeded its carrying amount. The carrying amount of the Company's Products & Solutions reporting unit exceeded its estimated fair value primarily due to a reduction in the Company's long-term forecast to reflect increased risk from higher market uncertainty and the accelerated reduction of product sales related to the Company's historical on-premise perpetual licenses. The Company anticipates a continued shift and acceleration of customers upgrading and acquiring new technology innovation through the utilization of the Company's subscription offering, which is included in the Services reporting unit. As a result, the Company recorded a goodwill impairment charge of $624 million in fiscal 2020 to write down the full carrying amount of the Products & Solutions goodwill in the Impairment charges line item in the Consolidated Statements of Operations.
The Company performed its annual goodwill impairment test as of July 1, 2020. As permitted under ASC 350, the Company performed a qualitative goodwill impairment assessment to determine whether it was more likely than not that the fair value of its Services reporting unit was less than its carrying amount, including goodwill. After assessing all relevant qualitative factors, the Company determined that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount and a quantitative goodwill impairment test was not necessary.
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
The Company determined that no events occurred or circumstances changed during the three months ended September 30, 2020 that would indicate that it is more likely than not that its goodwill was impaired. To the extent that business conditions deteriorate or if changes in key assumptions and estimates differ significantly from management's expectations, it may be necessary to record additional impairment charges in the future.
Fiscal 2019 (Successor)
During the third quarter of fiscal 2019, the Company concluded that triggering events occurred for all of its reporting units due to a sustained decrease in the Company's stock price and lower than planned financial results which led to revisions to the Company's long-term forecast during the third quarter of fiscal 2019. As a result, the Company performed an interim quantitative goodwill impairment test as of June 30, 2019 to compare the fair values of its reporting units to their respective carrying values, including the goodwill allocated to each reporting unit. The results of the Company’s interim goodwill impairment test as of June 30, 2019 indicated that the estimated fair values of the Company’s UCC, GSS, APS and ECMS reporting units were greater than their carrying amounts, however, the carrying amount of the Company’s CC reporting unit within the Products & Solutions segment exceeded its estimated fair value primarily due to a reduction in the Company's long-term forecast. As a result, the Company recorded a goodwill impairment charge of $657 million in fiscal 2019 in the Impairment charges line item in the Consolidated Statements of Operations representing the amount by which the carrying value of the CC reporting unit exceeded its fair value.
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
8. Intangible Assets, net
The Company's intangible assets consist of the following for the periods indicated:

(In millions)	Technology and Patents	Customer Relationships and Other Intangibles	Trademarks and Trade Names	Total
Balance as of September 30, 2020
Finite-lived intangible assets:
Cost	$961	$2,153	$42	$3,156
Accumulated amortization	(482)	(433)	(18)	(933)
Finite-lived intangible assets, net	479	1,720	24	2,223

Indefinite-lived intangible assets:
Cost	—	—	333	333
Accumulated impairment	—	—	—	—
Indefinite-lived intangible assets, net	—	—	333	$333
Intangible assets, net	$479	$1,720	$357	$2,556

Balance as of September 30, 2019
Finite-lived intangible assets:
Cost	$960	$2,154	$42	$3,156
Accumulated amortization	(308)	(279)	(11)	(598)
Finite-lived intangible assets, net	652	1,875	31	2,558
Indefinite-lived intangible assets:
Cost	$2	$—	$333	$335
Accumulated impairment	(2)	—	—	(2)
Indefinite-lived intangible assets, net	$—	$—	$333	$333
Intangible assets, net	$652	$1,875	$364	$2,891
Amortization expense for fiscal 2020 and 2019 (Successor), the period from December 16, 2017 through September 30, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor) was $335 million, $336 million, $262 million and $13 million, respectively.
Future amortization expense of intangible assets as of September 30, 2020 for the fiscal years ending September 30, is as follows:

(In millions)
2021	$331
2022	304
2023	287
2024	185
2025 and thereafter	1,116
Total	$2,223
Fiscal 2020 (Successor)
As a result of the triggering event described in Note 7, "Goodwill, net," the Company performed a recoverability test on all of its finite-lived asset groups and indefinite-lived intangible assets as of March 31, 2020 before proceeding to the goodwill impairment review. As of March 31, 2020, the Company's interim quantitative impairment test for the finite-lived asset groups and indefinite-lived intangible asset, the Avaya Trade Name, indicated no impairment existed.
As of July 1, 2020, the Company performed its annual impairment test of the Avaya Trade Name and determined that its estimated fair value exceeded its carrying amount and no impairment existed.
The Company determined that no events occurred or circumstances changed during the three months ended September 30, 2020 that would indicate that its finite-lived intangible assets may not be recoverable or that it is more likely than not that its indefinite-lived intangible assets were impaired. To the extent that business conditions deteriorate or if changes in key assumptions and estimates differ significantly from management's expectations, it may be necessary to record impairment charges in the future.

Fiscal 2019 (Successor)
During fiscal 2019, the Company elected to abandon an in-process research and development project that no longer aligned with the Company's technology roadmap. As a result, the Company recorded an impairment charge of $2 million to write down the full carrying amount of the project within the Impairment charges line item in the Consolidated Statements of Operations.
As a result of the triggering events described in Note 7, "Goodwill, net," the Company performed a recoverability test on all of its finite-lived asset groups as of June 30, 2019 before proceeding to the goodwill impairment review and concluded that no impairment charge was necessary. The Company also performed an interim quantitative impairment test for the Avaya Trade Name as of June 30, 2019 and determined that its estimated fair value exceeded its carrying value and no impairment existed.
At July 1, 2019, the Company performed its annual impairment test of the Avaya Trade Name and determined that its estimated fair value exceeded its carrying amount and no impairment existed.
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
9. Supplementary Financial Information
Consolidated Statements of Operations Information
The following table presents a summary of depreciation and amortization and Other income (expense), net for the periods indicated:

	Successor			Predecessor
	Fiscal years ended September 30,		Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017
(In millions)	2020	2019
DEPRECIATION AND AMORTIZATION
Amortization of intangible assets (included in Costs and Operating expenses)	$335	$336	$262	$13
Depreciation and amortization of property, plant and equipment and internal use software (included in Costs and Operating expenses)	88	107	122	18
Total depreciation and amortization	$423	$443	$384	$31

OTHER INCOME (EXPENSE), NET
Interest income	$6	$14	$5	$2
Foreign currency (losses) gains, net	(16)	(8)	28	—
Gain on investments in equity and debt securities, net	49	—	—	—
Other pension and post-retirement benefit credits (costs), net	22	7	13	(8)
Change in fair value of Emergence Date Warrants	(3)	29	(17)	—
Sublease income	5	—	—	—
Income from transition services agreement, net	—	—	5	3
Other, net	—	(1)	1	1
Total other income (expense), net	$63	$41	$35	$(2)
The gain on investments in equity and debt securities, net for fiscal 2020 includes a gain on shares of RingCentral common stock of $59 million and is partially offset by a $10 million impairment of debt securities owned by the Company, which is further described in Note 6, "Business Combinations and Strategic Partnerships and Investments."
The Foreign currency gains, net for the period from December 16, 2017 through September 30, 2018 was principally due to the strengthening of the U.S. dollar compared to certain foreign exchange rates on U.S. dollar denominated receivables maintained in non-U.S. locations, mainly Argentina, India and Mexico. As of July 1, 2018, we concluded that Argentina represents a hyperinflationary economy as its projected three-year cumulative inflation rate exceeds 100%. As a result, we changed the local functional currency for our Argentinian operations from the Argentine Peso to the U.S. Dollar effective July 1, 2018 and remeasured the financial statements for those operations to the U.S. Dollar as of July 1, 2018 in accordance with ASC 830 "Foreign Currency Matters." Although the remeasurement on July 1, 2018 did not have an impact on our Consolidated Financial Statements, foreign exchange transaction gains and losses recognized on or after July 1, 2018 are based on our Argentina operation's new U.S. dollar functional currency.
A summary of Reorganization items, net for the periods indicated is presented in the following table:

	Successor			Predecessor
	Fiscal years ended September 30,		Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017
(In millions)	2020	2019
REORGANIZATION ITEMS, NET
Net gain on settlement of Liabilities subject to compromise	$—	$—	$—	$1,778
Net gain on fresh start adjustments	—	—	—	1,697
Bankruptcy-related professional fees	—	—	—	(56)
Other items, net	—	—	—	(3)
Reorganization items, net	$—	$—	$—	$3,416
Cash payments for reorganization items	$—	$—	$1	$2,524
Costs directly attributable to the implementation of the Plan of Reorganization were reported as Reorganization items, net. The cash payments for reorganization items for the period from October 1, 2017 through December 15, 2017 included $2,468 million of claims paid related to Liabilities subject to compromise and $56 million for bankruptcy-related professional fees, including emergence and success fees paid on the Emergence Date.
Consolidated Balance Sheet Information

	Successor			Predecessor
	Fiscal years ended September 30,		Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017
(In millions)	2020	2019
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts Receivable:
Balance at beginning of period	$4	$2	$—	$13
Increase in expense	5	2	2	1
Reductions	(2)	—	—	(1)
Impact of fresh start accounting	—	—	—	(13)
Balance at end of period	$7	$4	$2	$—
Deferred Tax Asset Valuation Allowance:
Balance at beginning of period	$928	$919	$836	$2,152
Increase (decrease) in expense	58	43	105	(452)
Additions (reductions)	67	(34)	(22)	(393)
Impact of fresh start accounting	—	—	—	(471)
Balance at end of period	$1,053	$928	$919	$836

	As of September 30,
(In millions)	2020	2019
PROPERTY, PLANT AND EQUIPMENT, NET
Leasehold improvements	$97	$101
Machinery and equipment	265	221
Assets under construction	30	30
Internal use software	188	154
Total property, plant and equipment	580	506
Less: Accumulated depreciation and amortization	(312)	(251)
Property, plant and equipment, net	$268	$255
As of September 30, 2020, Machinery and equipment and Accumulated depreciation and amortization include $27 million and $(15) million, respectively, for assets acquired under finance leases. As of September 30, 2019, Machinery and equipment and Accumulated depreciation and amortization include $17 million and $(12) million, respectively, for assets acquired under finance leases.
Supplemental Cash Flow Information

	Successor			Predecessor
	Fiscal years ended September 30,		Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017
(In millions)	2020	2019
OTHER PAYMENTS
Interest payments	$197	$206	$149	$15
Income tax payments	101	56	22	7

NON-CASH INVESTING ACTIVITIES
Acquisition of equipment under finance leases	$9	$3	$2	$—
(Decrease) increase in Accounts payable, Other current liabilities and Other liabilities for Capital expenditures	(4)	6	1	—
During fiscal 2020, the Company made payments for operating lease liabilities of $66 million and recorded non-cash additions for operating lease right-of-use assets of $35 million.
The following table presents a reconciliation of cash, cash equivalents, and restricted cash that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows for the periods presented:

	Successor			Predecessor
	As of September 30,
(In millions)	2020	2019	2018	December 15, 2017
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$727	$752	$700	$366
Restricted cash included in other current assets	—	—	—	65
Restricted cash included in other assets	4	4	4	4
Total cash, cash equivalents, and restricted cash	$731	$756	$704	$435
As of December 15, 2017 (Predecessor), restricted cash in other current assets consisted primarily of funds held for bankruptcy-related professional fees.
10. Business Restructuring Reserves and Programs
The following table summarizes the restructuring charges by activity for the periods presented:

	Successor			Predecessor
	Fiscal years ended September 30,		Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017
(In millions)	2020	2019
Employee separation costs	$6	$19	$70	$13
Facility exit costs	24	3	11	$1
Total restructuring charges	$30	$22	$81	$14
The restructuring charges include changes in estimates for increases and decreases in costs or changes in the timing of payments related to the restructuring programs of prior fiscal years. The Company's employee separation costs generally consist of severance charges which include, but are not limited to, termination payments, pension fund payments, and health care and unemployment insurance costs to be paid to, or on behalf of, the affected employees. Facility exit costs primarily consist of lease obligation charges for exited facilities, including the impact of accelerated lease expense for right-of-use assets and accelerated depreciation expense for leasehold improvements with reductions in their estimated useful lives due to exited facilities. The Company does not allocate restructuring reserves to its operating segments.
As a result of the adoption of ASC 842 on October 1, 2019, the Company no longer records facility-related restructuring charges within the Business restructuring reserves on the Consolidated Balance Sheets. As a result, the Company recorded a one-time reclassification of $5 million for certain facility-related lease obligations from Business restructuring reserves to Operating lease right-of-use assets upon adoption of ASC 842.

The following table summarizes the activity for employee separation costs recognized under the Company's restructuring programs for the periods presented:

(In millions)	Fiscal 2020 Restructuring Program (2)	Fiscal 2019 Restructuring Program (3)	Fiscal 2018 Restructuring Program (3)	Fiscal 2008 through 2017 Restructuring Programs (3)	Total
Accrual balance as of September 30, 2017 (Predecessor)	$—	$—	$—	$55	$55
Cash payments	—	—	(3)	(4)	(7)
Restructuring charges	—	—	12	1	13
Adjustments (1)	—	—	—	4	4
Impact of foreign currency fluctuations	—	—	—	—	—
Accrual balance as of December 15, 2017 (Predecessor)	$—	$—	$9	$56	$65

Accrual balance as of December 16, 2017 (Successor)	$—	$—	$9	$56	$65
Cash payments	—	—	(23)	(17)	(40)
Restructuring charges	—	—	70	—	70
Adjustments (1)	—	—	—	—	—
Impact of foreign currency fluctuations	—	—	(2)	(1)	(3)
Accrual balance as of September 30, 2018 (Successor)	—	—	54	38	92
Cash payments	—	(8)	(19)	(16)	(43)
Restructuring charges	—	20	—	—	20
Adjustments (1)	—	—	(2)	1	(1)
Impact of foreign currency fluctuations	—	(1)	(2)	(1)	(4)
Accrual balance as of September 30, 2019 (Successor)	—	11	31	22	64
Cash payments	(1)	(5)	(11)	(9)	(26)
Restructuring charges	8	—	—	—	8
Adjustments (1)	—	—	(1)	(1)	(2)
Impact of foreign currency fluctuations	1	1	2	1	5
Accrual balance as of September 30, 2020 (Successor)	$8	$7	$21	$13	$49
(1)Includes changes in estimates for increases and decreases in costs related to the Company's restructuring programs, which are recorded in Restructuring charges, net in the Consolidated Statements of Operations in the period of the adjustment.
(2)Payments related to the fiscal 2020 restructuring program are expected to be completed in fiscal 2027.
(3)Payments related to the fiscal 2019, 2018 and 2008 through 2017 restructuring programs are expected to be completed in fiscal 2026.

11. Financing Arrangements
The following table reflects principal amounts of debt and debt net of discounts and issuance costs for the periods presented:

	September 30, 2020		September 30, 2019
(In millions)	Principal amount	Net of discounts and issuance costs	Principal amount	Net of discounts and issuance costs
Term Loan Credit Agreement due December 15, 2024 and 2027	$1,643	$1,611	$2,874	$2,846
Senior 6.125% Notes due September 15, 2028	1,000	984	—	—
Convertible 2.25% Senior Notes due June 15, 2023	350	291	350	273
Total debt	$2,993	2,886	$3,224	3,119
Debt maturing within one year		—		(29)
Long-term debt, net of current portion		$2,886		$3,090
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
On June 18, 2018, the Company amended the Term Loan Credit Agreement ("Amendment No.1") to reduce interest rates and to reduce the London Inter-bank Offered Rate ("LIBOR") floor that existed under the original agreement from 1.00% to 0.00%. After Amendment No.1, the Term Loan Credit Agreement (a) in the case of alternative base rate ("ABR") Loans, bears interest at a rate per annum equal to 3.25% plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the U.S. prime rate as publicly announced in the Wall Street Journal and (iii) the LIBOR Rate for an interest period of one month and (b) in the case of LIBOR Loans, bears interest at a rate per annum equal to 4.25% plus the applicable LIBOR rate, subject to a 0.00% floor. Prior to Amendment No.1, the Term Loan Credit Agreement, in the case of ABR Loans, bore interest at a rate per annum equal to 3.75% plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the U.S. prime rate as publicly announced in the Wall Street Journal and (iii) the LIBOR Rate for an interest period of one month and in the case of LIBOR Loans, bore interest at a rate per annum equal to 4.75% plus the applicable LIBOR rate, subject to a 1.00% floor. As a result of Amendment No.1, outstanding loan balances under the original Term Loan Credit Agreement were paid in full and new debt was issued for the same outstanding principal amount. Amendment No.1 was accounted for as a loan modification under ASC 470, "Debt" ("ASC 470").
On September 25, 2020, the Company closed a private offering of $1,000 million aggregate principal amount of its Senior 6.125% First Lien Notes due September 15, 2028 (the “Senior Notes,” which are described in more detail below). On September 25, 2020, the Company also amended the Term Loan Credit Agreement (“Amendment No. 2”), pursuant to which the maturity of $800 million in principal amount of the first lien term loans outstanding under the Term Loan Credit Agreement was extended from December 2024 to December 2027. Amendment No. 2 also made certain other changes to the Term Loan Credit Agreement, including with respect to the change of control provisions. Concurrently with Amendment No. 2, the Company also used the net proceeds from the issuance of its Senior Notes after debt issuance costs to repurchase and prepay $981 million of certain first lien term loans under the Term Loan Credit Agreement whose maturity was not extended pursuant to Amendment No. 2.
The Company evaluated the issuance of the Senior Notes, the $981 million principal prepayment on the Term Loan Credit Agreement and Amendment No. 2 (collectively the “Debt Transactions”) under the loan modification and extinguishment guidance within ASC 470. The Debt Transactions were accounted for as a partial modification, partial extinguishment and new debt issuance at the syndicated lender level. Based on the application of the loan modification and extinguishment guidance within ASC 470 to the Debt Transactions, the Company capitalized $32 million of new debt issuance costs and underwriting discounts as a reduction to Long-term debt on the Consolidated Balance Sheets; recorded $9 million of new debt issuance costs and underwriting discounts within Interest Expense in the Consolidated Statements of Operations; and wrote-off a portion of the original underwriting discount on the Term Loan Credit Agreement of $5 million to Interest expense.

During fiscal 2020, the Company made total principal prepayments on its Term Loan Credit Agreement of $1,231 million, including the $981 million prepayment on September 25, 2020 described above. Due to the prepayments, there are no amounts due within one year on the Term Loan Credit Agreement and the balance has been classified as non-current as of September 30, 2020. For fiscal 2020, the Company recognized interest expense of $161 million related to the Term Loan Credit Agreement, including the expenses associated with the Debt Transactions described above and the amortization of the underwriting discount. For fiscal 2019 and the period from December 16, 2017 through September 30, 2018, the Company recognized interest expense of $200 million and $154 million, respectively, related to the Term Loan Credit Agreement, including the amortization of the underwriting discount.
On September 25, 2020, the Company also amended the ABL Credit Agreement to, among other things, extend its maturity to September 25, 2025, subject to customary adjustments to the extent certain indebtedness matures prior to such date. The total commitments under the ABL Credit Agreement were also reduced from $300 million to $200 million, subject to borrowing base availability. As a result of the amendment, the Company capitalized $2 million of issuance costs within Other assets on the Consolidated Balance Sheets in accordance with ASC 470.
Prior to the effectiveness of the September 25, 2020 amendment, the ABL Credit Agreement bore interest at the following rates:
1.In the case of Base Rate Loans denominated in U.S. dollars, at a rate per annum equal to 0.75% (subject to a 0.25% step-up or step-down based on availability) plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the U.S. prime rate as publicly announced by Citibank, N.A. and (iii) the LIBOR Rate for an interest period of one month;
2.In the case of LIBOR Rate Loans denominated in U.S. dollars, at a rate per annum equal to 1.75% (subject to a 0.25% step-up or step-down based on availability) plus the applicable LIBOR Rate;
3.In the case of Canadian Prime Rate Loans denominated in Canadian dollars, at a rate per annum equal to 0.75% (subject to a 0.25% step-up or step-down based on availability) plus the highest of (i) the "Base Rate" as publicly announced by Citibank, N.A., Canadian branch and (ii) the rate of interest per annum equal to the average rate applicable to Canadian Dollar Bankers Rate ("CDOR Rate") for an interest period of 30 days;
4.In the case of CDOR Rate Loans denominated in Canadian dollars, at a rate per annum equal to 1.75% (subject to a 0.25% step-up or step-down based on availability) plus the applicable CDOR Rate;
5.In the case of LIBOR Rate Loans denominated in Sterling, at a rate per annum equal to 1.75% (subject to a 0.25% step-up or step-down based on availability) plus the applicable LIBOR Rate;
6.In the case of Euro Interbank Offered Rate ("EURIBOR Rate") Loans denominated in Euro, at a rate per annum equal to 1.75% (subject to a 0.25% step-up or step-down based on availability) plus the applicable LIBOR Rate; and
7.In the case of Overnight LIBOR Rate Loans, at a rate per annum equal to 1.75% (subject to a 0.25% step-up or step-down based on availability) plus the applicable Overnight LIBOR Rate.
Subsequent to the effectiveness of the September 25, 2020 amendment, the ABL Credit Agreement bears interest at the following rates:
1.In the case of Base Rate Loans denominated in U.S. dollars, at a rate per annum equal to 1.00% (subject to a 0.25% step-up or step-down based on availability) plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the U.S. prime rate as publicly announced by Citibank, N.A. and (iii) the LIBOR Rate for an interest period of one month;
2.In the case of LIBOR Rate Loans denominated in U.S. dollars, at a rate per annum equal to 2.00% (subject to a 0.25% step-up or step-down based on availability) plus the applicable LIBOR Rate;
3.In the case of Canadian Prime Rate Loans denominated in Canadian dollars, at a rate per annum equal to 1.00% (subject to a 0.25% step-up or step-down based on availability) plus the highest of (i) the "Base Rate" as publicly announced by Citibank, N.A., Canadian branch and (ii) the rate of interest per annum equal to the average rate applicable to Canadian Dollar Bankers Rate ("CDOR Rate") for an interest period of 30 days;
4.In the case of CDOR Rate Loans denominated in Canadian dollars, at a rate per annum equal to 2.00% (subject to a 0.25% step-up or step-down based on availability) plus the applicable CDOR Rate;
5.In the case of LIBOR Rate Loans denominated in Sterling, at a rate per annum equal to 2.00% (subject to a 0.25% step-up or step-down based on availability) plus the applicable LIBOR Rate;
6.In the case of Euro Interbank Offered Rate ("EURIBOR Rate") Loans denominated in Euro, at a rate per annum equal to 2.00% (subject to a 0.25% step-up or step-down based on availability) plus the applicable LIBOR Rate; and
7.In the case of Overnight LIBOR Rate Loans, at a rate per annum equal to 2.00% (subject to a 0.25% step-up or step-down based on availability) plus the applicable Overnight LIBOR Rate.

The Credit Agreements limit, among other things, the ability of Avaya Inc. and certain of its subsidiaries to (i) incur indebtedness, (ii) incur liens, (iii) dispose of assets, (iv) make investments, (v) make dividends, or conduct redemptions and repurchases of capital stock, (vi) prepay junior indebtedness or amend junior indebtedness documents, (vii) enter into restricted agreements, (viii) enter into transactions with affiliates and (ix) modify the terms of any of their organizational documents. The Credit Agreements also contain customary representations, warranties and events of default.
The Term Loan Credit Agreement does not contain any financial covenants. The ABL Credit Agreement does not contain any financial covenants other than a requirement to maintain a minimum fixed charge coverage ratio of 1:1 that becomes applicable only in the event that the net borrowing availability under the ABL Credit Agreement is less than the greater of $16 million and 10% of the lesser of the total borrowing base and the ABL commitments (commonly known as the "line cap").
Under the terms of the ABL Credit Agreement, the Company can issue letters of credit up to $150 million. At September 30, 2020, the Company had issued and outstanding letters of credit and guarantees of $41 million under the ABL Credit Agreement. As of September 30, 2020, the Company had no borrowings outstanding under the ABL Credit Agreement. The aggregate additional principal amount that may be borrowed under the ABL Credit Agreement, based on the borrowing base less $41 million of outstanding letters of credit and guarantees, was $153 million at September 30, 2020. For fiscal 2020, fiscal 2019 and the period from December 16, 2017 through September 30, 2018, the Company recognized interest expense of $1 million related to the ABL Credit Agreement, primarily resulting from the unused commitment fee.
Senior Notes
As noted above, on September 25, 2020, the Company’s Senior Notes were issued pursuant to an indenture, among the Company, the Company's subsidiaries that are guarantors of the Senior Notes and party thereto (the “Guarantors”) and Wilmington Trust, National Association, as trustee and notes collateral agent. Interest is payable on the Senior Notes at a rate of 6.125% per annum on March 15 and September 15 of each year, commencing on March 15, 2021 until their maturity date of September 15, 2028.
The Senior Notes are guaranteed on a senior secured basis by Avaya and each of the Company’s other wholly-owned domestic subsidiaries that guarantee the Company’s term loan credit facility (the “Term Loan Facility”) under the Company’s Term Loan Credit Agreement and asset-based revolving credit facility (the “ABL Facility”) under the Company’s ABL Credit Agreement. The Senior Notes and related guarantees are secured on a first lien basis by substantially all assets of the Company and the Guarantors (other than any excluded collateral as defined in the indenture or ABL Priority Collateral (as defined below)) which assets also secure the Company’s and each Guarantor’s obligations under the Term Loan Facility ratably on a pari passu basis, subject to permitted liens. The Senior Notes and related guarantees are also secured on a second-lien basis ratably on a pari passu basis with the Term Loan Facility, subject to permitted liens, by certain of the assets of the Company and the Guarantors that secure obligations under the ABL Facility on a first-lien basis (the “ABL Priority Collateral”).
The Senior Notes contain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to: incur or guarantee additional indebtedness or issue disqualified stock or certain preferred stock; pay dividends and make other distributions or repurchase stock; make certain investments; create or incur liens; sell assets; enter into restrictions affecting the ability of restricted subsidiaries to make distributions, loans or advances or transfer assets to the Company or the Guarantors; enter into certain transactions with the Company’s affiliates; designate restricted subsidiaries as unrestricted subsidiaries; and merge, consolidate or transfer or sell all or substantially all of the Company’s or the Guarantors’ assets. These covenants are subject to a number of important exceptions and qualifications.
The Company may redeem the Senior Notes at any time, in whole or in part, at any time prior to maturity. The redemption price for Senior Notes that are redeemed before September 15, 2023 will be equal to 100% of the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest, if any, plus an applicable make-whole premium. The redemption price for Senior Notes that are redeemed on or after September 15, 2023 will be equal to redemption prices as set forth in the indenture, together with any accrued and unpaid interest. In addition, the Company may redeem up to 40% of the Senior Notes using the proceeds of certain equity offerings completed before September 15, 2023.
During fiscal 2020, the Company recognized interest expense of $1 million related to the Senior Notes, including the amortization of debt issuance costs.
Convertible Notes
On June 11, 2018, the Company issued its 2.25% Convertible Notes with an aggregate principal amount of $350 million (including notes issued in connection with the underwriters’ exercise in full of an over-allotment option of $50 million), which mature on June 15, 2023 (the "Convertible Notes"). The Convertible Notes were issued under an indenture (the "Indenture"), by and between the Company and the Bank of New York Mellon Trust Company N.A., as Trustee. The Company received net proceeds from the offering of $314 million after giving effect to debt issuance costs, including the underwriting discount, the net cash used to purchase a bond hedge and the proceeds from the issuance of warrants, which are discussed below.

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
Holders may convert the Convertible Notes, at the holders' option, prior to March 15, 2023 only under the following circumstances:
•during any calendar quarter, if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•during the five business day period after any five consecutive trading day period (the "Measurement Period") in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sales price of the Company's common stock and the conversion rate on each such trading day; or
•upon the occurrence of specified corporate events.
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
The Company incurred issuance costs of $10 million related to the Convertible Notes. Issuance costs were allocated to the liability and equity components based on the same proportion used to allocate the proceeds. Issuance costs attributable to the liability component of $7 million are amortized to interest expense over the term of the Convertible Notes, and issuance costs attributable to the equity component of $3 million are included along with the equity component in stockholders' equity.
For fiscal 2020, fiscal 2019 and the period from December 16, 2017 through September 30, 2018, the Company recognized interest expense of $26 million, $25 million, and $7 million related to the Convertible Notes, which includes $18 million, $17 million and $4 million of amortization of the underwriting discount and issuance costs, respectively.

The net carrying amount of the Convertible Notes for the periods indicated was as follows:

	As of September 30,
(In millions)	2020	2019
Principal	$350	$350
Less:
Unamortized debt discount	(55)	(72)
Unamortized issuance costs	(4)	(5)
Net carrying amount	$291	$273

Bond Hedge and Call Spread Warrants
In connection with the issuance of the Convertible Notes, the Company also entered into privately negotiated transactions to purchase hedge instruments ("Bond Hedge"), covering 12.6 million shares of its common stock at a cost of $84 million. The Bond Hedge is subject to anti-dilution provisions substantially similar to those of the Convertible Notes, has a strike price of $27.76 per share, is exercisable by the Company upon any conversion of the Convertible Notes, and expires on June 15, 2023. The cost of the Bond Hedge was recorded as a reduction of Additional paid-in capital in the accompanying Consolidated Balance Sheets.
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
Debt Maturity
The stated annual maturity of total debt for the fiscal years ended September 30, consist of:

(In millions)
2021	$—
2022	—
2023	350
2024	—
2025 and thereafter	2,643
Total	$2,993
The weighted average contractual interest rate of the Company’s outstanding debt was 6.5% and 6.3%, as of September 30, 2020 and 2019, respectively. The effective interest rate for the Term Loan Credit Agreement as of September 30, 2020 and 2019 was not materially different than its contractual interest rate including adjustments related to interest rate swap agreements designated as highly effective cash flow hedges. The effective interest rate for the Senior Notes as of September 30, 2020 was not materially different than its contractual interest rate. The effective interest rate for the Convertible Notes as of both September 30, 2020 and 2019 was 9.2% reflecting the separation of the conversion feature in equity. The effective interest rates include interest on the debt and amortization of discounts and issuance costs.
Effective January 19, 2017, the Company ceased recording interest expense on outstanding pre-petition debt classified as liabilities subject to compromise. Contractual interest expense represented amounts due under the contractual terms of outstanding debt, including debt subject to compromise. For the period from October 1, 2017 through December 15, 2017 (Predecessor) contractual interest expense of $94 million was not recorded as interest expense, as it was not an allowed claim under the Bankruptcy Filing.
As of September 30, 2020, the Company was not in default under any of its debt agreements.

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
On May 16, 2018, the Company entered into interest rate swap agreements with six counterparties, which fix a portion of the variable interest due under its Term Loan Credit Agreement (the "Original Swap Agreements"). Under the terms of the Original Swap Agreements, which mature on December 15, 2022, the Company pays a fixed rate of 2.935% and receives a variable rate of interest based on one-month LIBOR. Through September 23, 2020, the total $1,800 million notional amount of the Original Swap Agreements were designated as cash flow hedges and deemed highly effective as defined under ASC 815.
On September 23, 2020, the Company entered into an interest rate swap agreement for a notional amount of $257 million (the “Offsetting Swap Agreement”). Under the terms of the Offsetting Swap Agreement, which matures on December 15, 2022, the Company pays a variable rate of interest based on one-month LIBOR and receives a fixed rate of 0.1745%. The Company entered into the Offsetting Swap Agreement to maintain a net notional amount less than the amount of the Company’s variable rate loans outstanding. The Offsetting Swap Agreement was not designated for hedge accounting treatment. On September 23, 2020, Original Swap Agreements with a notional amount of $257 million were also de-designated from hedge accounting treatment. As of September 30, 2020, Original Swap Agreements with a notional amount of $1,543 million continue to be designated as cash flow hedges and deemed highly effective as defined under ASC 815.
On July 1, 2020, the Company entered into interest rate swap agreements with four counterparties, which fix a portion of the variable interest due on its Term Loan Credit Agreement (the "New Swap Agreements") from December 15, 2022 (the maturity date of the Original Swap Agreements) through December 15, 2024. Under the terms of the New Swap Agreements, the Company will pay a fixed rate of 0.7047% and receive a variable rate of interest based on one-month LIBOR. The total notional amount of the New Swap Agreements is $1,400 million. Since their execution, the New Swap Agreements have been designated as cash flow hedges and deemed highly effective as defined by ASC 815.
The Company records changes in the fair value of interest rate swap agreements designated as cash flow hedges initially within Accumulated other comprehensive loss in the Consolidated Balance Sheets. As interest expense is recognized on the Term Loan Credit Agreement, the corresponding deferred gain or loss on the cash flow hedge is reclassified from Accumulated other comprehensive loss to Interest expense in the Consolidated Statements of Operations. The Company records changes in the fair value of interest rate swap agreements not designated for hedge accounting within Interest expense. On September 23, 2020, the Company froze a $15 million deferred loss within Accumulated other comprehensive loss for the de-designated Original Swap Agreements, which will be reclassified to Interest expense over the term of the Original Swap Agreements.
Based on the amount in Accumulated other comprehensive loss at September 30, 2020, approximately $50 million would be reclassified to interest expense in the next twelve months.
It is management's intention that the net notional amount of interest rate swap agreements be less than the variable rate loans outstanding during the life of the derivatives.
Foreign Currency Forward Contracts
The Company, from time to time, utilizes foreign currency forward contracts primarily to hedge fluctuations associated with certain monetary assets and liabilities including receivables, payables and certain intercompany balances. These foreign currency forward contracts are not designated for hedge accounting treatment. As a result, changes in the fair value of these contracts are recorded as a component of Other income (expense), net to offset the change in the value of the hedged assets and liabilities. As of September 30, 2020, the Company maintained open foreign currency forward contracts with a total notional value of $375 million, primarily hedging the British Pound Sterling, Euro, Chinese Renminbi and Indian Rupee. As of September 30, 2019, the Company maintained open foreign currency forward contracts with a total notional value of $400 million, primarily hedging the British Pound Sterling, Indian Rupee, Chinese Renminbi, Czech Koruna, Mexican Peso and Australian Dollar.
Emergence Date Warrants
In accordance with the Plan of Reorganization, the Company issued warrants to purchase 5,645,200 shares of Company common stock under a warrant agreement to the holders of the Predecessor second lien obligations extinguished pursuant to the Plan of Reorganization (the "Emergence Date Warrants"). Each Emergence Date Warrant has an exercise price of $25.55 per share and expires December 15, 2022. The Emergence Date Warrants contain certain derivative features that require them to be classified as a liability and for changes in the fair value of the liability to be recognized in earnings each reporting period. On

November 14, 2018, the Company's Board of Directors approved a warrant repurchase program, authorizing the Company to repurchase up to $15 million worth of the Emergence Date Warrants. None of the Emergence Date Warrants have been exercised or repurchased as of September 30, 2020.
The fair value of the Emergence Date Warrants was determined using a probability weighted Black-Scholes option pricing model. This model requires certain input assumptions including risk-free interest rates, volatility, expected life and dividend rates. Selection of these inputs involves significant judgment. The fair value of the Emergence Date Warrants as of September 30, 2020 and 2019 was determined using the input assumptions summarized below:

	As of September 30,
	2020	2019
Expected volatility	68.53%	56.89%
Risk-free interest rates	0.14%	1.55%
Contractual remaining life (in years)	2.21	3.21
Price per share of common stock	$15.20	$10.23
In determining the fair value of the Emergence Date Warrants, the dividend yield was assumed to be zero as the Company does not anticipate paying dividends throughout the term of the warrants.
Financial Statement Information Related to Derivative Instruments
The following table summarizes the fair value of the Company's derivatives on a gross basis, including accrued interest, segregated between those that are designated as hedging instruments and those that are not designated as hedging instruments:

		September 30, 2020		September 30, 2019
(In millions)	Balance Sheet Caption	Asset	Liability	Asset	Liability
Derivatives Designated as Hedging Instruments:
Interest rate contracts	Other current liabilities	—	43	—	23
Interest rate contracts	Other liabilities	—	58	—	58
		—	101	—	81
Derivatives Not Designated as Hedging Instruments:
Interest rate contracts	Other current liabilities	—	7	—	—
Interest rate contracts	Other liabilities	—	9	—	—
Foreign exchange contracts	Other current assets	1	—	1	—
Foreign exchange contracts	Other current liabilities	—	2	—	—
Emergence Date Warrants	Other liabilities	—	8	—	5
		1	26	1	5
Total derivative fair value		$1	$127	$1	$86
The following table provides information regarding the location and amount of pre-tax (losses) gains for interest rate swaps designated as cash flow hedges:

	Fiscal years ended September 30,				Period from December 16, 2017 through September 30, 2018
	2020		2019
(In millions)	Interest Expense	Other Comprehensive (Loss) Income	Interest Expense	Other Comprehensive (Loss) Income	Interest Expense	Other Comprehensive (Loss) Income
Financial Statement Line Item in which Cash Flow Hedges are Recorded	$(226)	$(72)	$(237)	$(191)	$(169)	$18
Impact of cash flow hedging relationships:
Loss recognized in AOCI - on interest rate swaps	—	(69)	—	(87)	—	(9)
Interest expense reclassified from AOCI	(35)	35	(10)	10	(6)	6

The following table provides information regarding the pre-tax (losses) gains for derivatives not designated as hedging instruments on the Consolidated Statements of Operations:

		Fiscal years ended September 30,		Period from December 16, 2017 through September 30, 2018
(In millions)	Location of Derivative Pre-tax Gain (Loss)	2020	2019
Emergence Date Warrants	Other income (expense), net	(3)	$29	$(17)
Foreign exchange contracts	Other income (expense), net	(1)	(5)	—
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

	September 30, 2020		September 30, 2019
(In millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the Consolidated Balance Sheet	$1	$127	$1	$86
Gross amount subject to offset in master netting arrangements not offset in the Consolidated Balance Sheet	(1)	(1)	(1)	(1)
Net amounts	$—	$126	$—	$85
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and 2019 were as follows:

	September 30, 2020				September 30, 2019
	Fair Value Measurements Using				Fair Value Measurements Using
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments in debt securities	$—	$—	$—	$—	$10	$—	$—	$10
Foreign exchange contracts	1	—	1	—	1	—	1	—
Total assets	$1	$—	$1	$—	$11	$—	$1	$10

Liabilities:
Interest rate contracts	$117	$—	$117	$—	$81	$—	$81	$—
Spoken acquisition Earn-outs	—	—	—	—	5	—	—	5
Foreign exchange contracts	2	—	2	—	—	—	—	—
Emergence Date Warrants	8	—	—	8	5	—	—	5
Total liabilities	$127	$—	$119	$8	$91	$—	$81	$10
Investments in debt securities
The investments in debt securities were valued using a discounted cash flow model which includes various unobservable inputs including cash flow projections, long-term growth rates, discount rates and market comparable companies. The investments in debt securities were recorded in Other assets in the Consolidated Balance Sheets.
Interest rate and foreign exchange contracts
Interest rate and foreign exchange contracts classified as Level 2 assets and liabilities are not actively traded and are valued using pricing models that use observable inputs.
Spoken acquisition Earn-outs
The Spoken acquisition Earn-outs classified as Level 3 liabilities were measured using a probability-weighted discounted cash flow model. Significant unobservable inputs, which included probability of the achievement of the Earn out targets and discount rate assumption, reflected the assumptions market participants would use in valuing these liabilities. The Earn-outs were recorded in Other current liabilities in the Consolidated Balance Sheets.
Emergence Date Warrants
Emergence Date Warrants classified as Level 3 liabilities are valued using the Black-Scholes option pricing model.
During fiscal 2020 and 2019 (Successor), the period from December 16, 2017 through September 30, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor), there were no transfers between Level 1 and Level 2, or into and out of Level 3.
The following table summarizes the activity for the Company's Level 3 assets and liabilities measured at fair value on a recurring basis:

(In millions)	Emergence Date Warrants	Spoken acquisition earn-outs	Investments in debt securities
Balance as of September 30, 2019	$5	$5	$10
Impairment(1)	—	—	(10)
Changes in fair value(2)	3	—	—
Settlement	—	(5)	—
Balance as of September 30, 2020	$8	$—	$—
(1)During fiscal 2020, the Company recorded an other-than-temporary impairment charge for a $10 million credit loss on its investments in debt securities. See Note 6, "Business Combinations and Strategic Partnerships and Investments," for additional information.
(2)Changes in fair value of the Emergence Date Warrants are included in Other income (expense), net.

Fair Value of Financial Instruments
The estimated fair values of the Company’s Term Loan Credit Agreement, Senior Notes and Convertible Notes at September 30, 2020 and 2019 were as follows:

	September 30, 2020		September 30, 2019
(In millions)	Principal amount	Fair value	Principal amount	Fair value
Term Loan Credit Agreement due December 15, 2024 and 2027	$1,643	$1,624	$2,874	$2,739
Senior 6.125% Notes due September 15, 2028	1,000	1,022	—	—
Convertible 2.25% Senior Notes due June 15, 2023	350	331	350	298
Total	$2,993	$2,977	$3,224	$3,037

The estimated fair value of the Company's Term Loan Credit Agreement and Senior Notes was determined using Level 2 inputs based on a market approach utilizing market-clearing data on the valuation date in addition to bid/ask prices. The estimated fair value of the Convertible Notes was determined based on the quoted price of the Convertible Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2.
The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, to the extent the underlying liability will be settled in cash, approximate their carrying values because of the short-term nature of these instruments.
14. Income Taxes
During the year ended September 30, 2018, under the Plan of Reorganization, a substantial amount of the Company’s debt was extinguished. Absent an exception, a debtor recognizes the cancellation of indebtedness income ("CODI") upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The Company's U.S. federal net operating loss ("NOL") and tax credits not utilized during the taxable year ended September 30, 2018 were eliminated in the year ended September 30, 2018 due to the recognition of CODI. Prior to December 15, 2017, a full valuation allowance was established in any jurisdiction that had a net deferred tax asset. A portion of the U.S. valuation allowance in the amount of $787 million was reversed as part of the reorganization adjustments as it was previously established against (i) the NOL and tax credits that as of December 15, 2017 were estimated to be eliminated as a result of the CODI rules and (ii) other deferred tax assets that were previously established for liabilities that were discharged in the Plan or Reorganization and eliminated as part of the reorganization adjustments. The valuation allowance in the amount of $47 million was reversed in certain non-U.S. jurisdictions as part of the reorganization adjustments as management concluded it was more likely than not that the related deferred tax assets will be realized. The remaining U.S. valuation allowance in the amount of $460 million was reversed as part of the fresh start adjustments because management concluded it was more likely than not that the deferred tax assets will be realized primarily due to future sources of taxable income that will be generated by the reversal of deferred tax liabilities established as a result of fresh start.
During the fourth quarter of fiscal 2018, the Company centralized the management and ownership of certain intellectual property in a U.S. limited partnership. This action resulted in the utilization and recognition of previously unrecognized NOLs, the reversal of deferred tax liabilities established as part of fresh start accounting and the recognition of a deferred tax asset, cumulatively in the amount of $366 million.
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
The SEC issued Staff Accounting Bulletin No. 118 ("SAB 118") on December 22, 2017, which provided guidance to registrants on the accounting for tax related impacts under the Act. The guidance provides a measurement period of up to one year after the enactment date for companies to complete the tax accounting implications of the Act. As a fiscal year-end tax filer, the Company was subject to various provisions under the Act for the period from December 16, 2017 through September 30, 2018, including the change to the U.S. federal statutory tax rate and the mandatory deemed repatriation of unremitted foreign earnings. In fiscal 2018, the Company recorded adjustments related to the Act, including a revaluation of its deferred taxes. The amount of the reduction to the net deferred tax liability as a result of the Act was $245 million and had been recorded as an income tax benefit in the period from December 16, 2017 through September 30, 2018.
During fiscal 2019, various U.S. tax provisions that were introduced or updated as part of the Act became effective for the Company, including provisions that result in the current U.S. taxation of certain income earned by the Company’s foreign subsidiaries. The FASB has published guidance (Topic 740, No. 5) regarding how to account for the Global Intangible Low-Taxed Income ("GILTI") provisions included in the Act. The guidance states that a company may make a policy decision with respect to the accounting for taxes related to GILTI and whether deferred taxes should be established. The Company has generated income that is taxed as GILTI in fiscal 2020 and 2019. The Company has determined that it will account for any taxes associated with GILTI as a period cost.
The Company previously established a deferred tax liability for non-U.S. withholding taxes to be incurred upon the remittance of foreign earnings which was $17 million as of September 30, 2020. The Company has a taxable outside basis difference of $83 million as of September 30, 2020 which was permanently reinvested. The Company estimates the unrecorded deferred tax liability on the outside basis difference to be $20 million.
The (provision for) benefit from income taxes is comprised of U.S. federal, state and foreign income taxes. The following table presents the U.S. and foreign components of (loss) income before income taxes and the (provision for) benefit from income taxes for the periods indicated:

	Successor			Predecessor
	Fiscal years ended September 30,		Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017
(In millions)	2020	2019
(LOSS) INCOME BEFORE INCOME TAXES:
U.S.	$(639)	$(510)	$(165)	$3,353
Foreign	21	(159)	(94)	83
(Loss) income before income taxes	$(618)	$(669)	$(259)	$3,436
(PROVISION FOR) BENEFIT FROM INCOME TAXES:
CURRENT
Federal	$(58)	$(20)	$—	$—
State and local	(10)	(7)	4	—
Foreign	(23)	(29)	(40)	(4)
	(91)	(56)	(36)	(4)
DEFERRED
Federal	30	47	530	(453)
State and local	3	10	34	(19)
Foreign	(4)	(3)	18	17
	29	54	582	(455)
(Provision for) benefit from income taxes	$(62)	$(2)	$546	$(459)
Deferred income taxes are provided for the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of the periods indicated were as follows:

	As of September 30,
(In millions)	2020	2019
DEFERRED INCOME TAX ASSETS:
Benefit obligations	$218	$225
Net operating losses/credit carryforwards	981	918
Property, plant and equipment	8	15
Other/accrued liabilities	13	—
Valuation allowance	(1,053)	(928)
Gross deferred income tax assets	167	230
DEFERRED INCOME TAX LIABILITIES:
Goodwill and intangible assets	(174)	(213)
Other/accrued liabilities	—	(54)
Gross deferred income tax liabilities	(174)	(267)
Net deferred income tax liabilities	$(7)	$(37)
A reconciliation of the Company’s (loss) income before income taxes at the U.S. federal statutory rate to the (provision for) benefit from income taxes is as follows:

	Successor			Predecessor
	Fiscal years ended September 30,		Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017
(In millions)	2020	2019
Income tax benefit (provision) computed at the U.S. Federal statutory rate	$130	$140	$64	$(1,203)
State and local income taxes, net of federal income tax effect	2	11	(12)	10
Tax differentials on foreign earnings	—	(11)	(12)	182
Loss on foreign subsidiaries	28	29	43	—
Taxes on unremitted foreign earnings and profits	(8)	(4)	4	7
Non-deductible portion of goodwill	(125)	(123)	—	—
Non-deductible reorganization items	—	—	—	(11)
Adjustment to deferred taxes	(14)	16	4	(1)
Audit settlements and accruals	6	5	(48)	(6)
Credits and other taxes	(2)	4	(5)	(1)
Impact of Tax Cuts and Jobs Act	(3)	1	245	—
NOL recognition / intellectual property	—	—	366	—
Warrants	(1)	6	(4)	—
Debt refinancing	—	—	(8)	—
Non-deductible impact of fresh start accounting	—	—	—	(555)
Non-taxable cancellation of debt income	—	—	—	313
Attribute reduction	—	—	—	(452)
Rate changes	(3)	(19)	(3)	—
U.S. tax on foreign source income	—	—	(10)	(2)
Valuation allowance	(58)	(43)	(85)	1,199
Other differences—net	(14)	(14)	7	61
(Provision for) benefit from income taxes	$(62)	$(2)	$546	$(459)
In fiscal 2020 and 2019, the Company recognized goodwill impairment charges of $624 million and $657 million, respectively. See Note 7, "Goodwill, net" for further discussion.
In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considered the scheduled reversal of deferred tax assets and liabilities, projected future taxable income and certain tax planning strategies in assessing the realization of its deferred tax assets. Based on this assessment, the Company determined that it is more likely than not that the deferred tax assets in certain significant jurisdictions, including the U.S., Ireland, Germany, Luxembourg and France, will not be realized to the extent they exceed the scheduled reversal of deferred tax liabilities.
During fiscal 2020 and 2019 (Successor), the period from December 16, 2017 through September 30, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor), the Company's valuation allowance increased (decreased) by $125 million, $9 million, $82 million and $(1,316) million, respectively, primarily due to valuation allowances established for additional NOLs and the tax effects related to other comprehensive income. At September 30, 2020, the valuation allowance of $1,053 million is comprised of $76 million, $341 million, $589 million and $47 million related to the U.S., Germany, Luxembourg, and other foreign subsidiaries, respectively. The recognition of valuation allowances will continue to adversely affect the Company's effective income tax rate.
As of September 30, 2020, the Company had tax-effected NOLs and credits of $1,006 million, comprised of $17 million for U.S. state and local taxes and $989 million for foreign taxes, including $260 million and $679 million in Germany and Luxembourg, respectively.
The U.S. state NOLs expire through fiscal 2039, with the majority expiring in excess of 10 years. The majority of foreign NOLs have no expiration.
As of September 30, 2020, there were $140 million of unrecognized tax benefits ("UTBs") associated with uncertain tax positions and an additional $25 million of accrued interest and penalties related to these amounts. The Company estimates $89 million of UTBs would affect the effective tax rate if recognized. The reduction in the balance during fiscal 2020 is primarily related to the expiration of relevant statute of limitations. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in connection with these tax liabilities. The Company’s policy is to include interest and penalties related to its uncertain tax positions within the (provision for) benefit from income taxes. Included in the (provision for) benefit from income taxes in fiscal 2020 and 2019 (Successor), the period from December 16, 2017 through September 30, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor) was a net interest (expense) benefit of $(3) million, $(4) million, $0 million and $1 million, respectively. The Company files corporate income tax returns with the federal government in the U.S. and with multiple U.S. state and local jurisdictions and foreign tax jurisdictions. In the ordinary course of business these income tax returns will be examined by the tax authorities. Various foreign income tax returns, such as Brazil, Italy, Germany, India, Ireland, Israel, and Netherlands are under examination by taxing authorities for tax years ranging from 2001 through 2019. It is reasonably possible that the total amount of UTB will decrease by an estimated $8 million in the next 12 months as a result of these examinations and by an estimated $5 million as a result of the expiration of the statute of limitations.
The following table summarizes the activity for the Company's gross UTB balance:

(In millions)
Gross UTB balance at September 30, 2017 (Predecessor)	268
Additions based on tax positions relating to the period	4
Gross UTB balance at December 15, 2017 (Predecessor)	$272

Gross UTB balance at December 16, 2017 (Successor)	$272
Additions based on tax positions relating to the period	57
Changes based on tax positions relating to prior periods	(143)
Statute of limitations expirations	(12)
Gross UTB balance at September 30, 2018 (Successor)	174
Additions based on tax positions relating to the period	10
Changes based on tax positions relating to prior periods	(32)
Statute of limitations expirations	(5)
Gross UTB balance at September 30, 2019 (Successor)	$147
Additions based on tax positions relating to the period	4
Changes based on tax positions relating to prior periods	(1)
Settlements	(2)
Statute of limitations expirations	(8)
Gross UTB Balance at September 30, 2020 (Successor)	$140

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
In June 2019, the Company announced a change in medical benefits under the post-retirement medical plan for represented retirees effective January 1, 2020, to replace medical coverage through the Company's group plan for represented retirees who are retired as of April 30, 2019 and their eligible dependents, with medical coverage through the private and public insurance marketplace. As a result of the plan amendment, the Company recognized a $7 million reduction in the accumulated benefit obligation with an offset to Accumulated other comprehensive loss in the Consolidated Balance Sheet during fiscal 2019.
On December 15, 2017, the Avaya Inc. Pension Plan for Salaried Employees ("APPSE"), a qualified pension plan, was settled with the Pension Benefit Guaranty Corporation ("PBGC"). At that time, the Company and the PBGC executed a termination and trusteeship agreement to terminate the APPSE and to appoint the PBGC as the statutory trustee of the plan. The Company paid settlement consideration to the PBGC consisting of $340 million in cash and 6.1 million shares of Successor Company common stock (fair value of $92 million). With this payment, any accrued but unpaid minimum funding contributions due were deemed to have been paid in full. As a result of the plan termination on December 15, 2017, the Company's projected benefit obligation and pension trust assets were reduced by $2,192 million and $1,573 million, respectively. Including the settlement consideration and $703 million of Accumulated other comprehensive loss recorded in the Consolidated Balance Sheets, a settlement loss of $516 million was recorded in Reorganization items, net in the Consolidated Statements of Operations for the period from October 1, 2017 through December 15, 2017 (Predecessor).
On December 15, 2017, the unfunded Avaya Supplemental Pension Plan ("ASPP"), a non-qualified excess benefit plan, was also terminated and settled. Benefit liabilities for ASPP participants were included as allowed claims in the general unsecured recovery pool. Settlement consideration of $17 million in the form of allowed claims payable to ASPP participants was estimated based upon claims data as of the Emergence Date as amounts due to individual general unsecured creditors had not been finalized and paid. As a result of the termination, the Company's projected benefit obligation was reduced by $88 million. Including the settlement consideration and $18 million of Accumulated other comprehensive loss recorded in the Consolidated Balance Sheet, a settlement gain of $53 million was recorded in Reorganization items, net in the Consolidated Statements of Operations for the period from October 1, 2017 through December 15, 2017 (Predecessor).
Remeasurement as a result of fresh start accounting increased the Avaya Pension Plan ("APP") and other post-retirement benefit plan obligations by $3 million on December 15, 2017.
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
Most post-retirement medical benefits are not pre-funded. Consequently, the Company makes payments directly to the claims administrator as retiree medical benefit claims are disbursed. These payments are funded by the Company up to the maximum contribution amounts specified in the plan documents and contract with the CWA and IBEW, and contributions from the participants, if required. Payments for retiree medical and dental benefits were $10 million, $12 million, $7 million and $2 million for fiscal 2020 and 2019 (Successor), the period from December 16, 2017 through September 30, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor), respectively, which were net of reimbursements received of $3 million in both fiscal 2020 and 2019 related to payments in prior periods. The Company estimates it will make payments for retiree medical and dental benefits totaling $11 million during fiscal 2021.

A reconciliation of the changes in the benefit obligations and fair value of assets of the defined benefit pension and post-retirement plans, the funded status of the plans and the amounts recognized in the Consolidated Balance Sheets are provided in the tables below:

	Fiscal years ended September 30,
(In millions)	2020	2019
Pension Benefits - U.S.
Change in benefit obligation
Projected benefit obligation at beginning of period	$1,134	$1,050
Service cost	4	3
Interest cost	29	40
Actuarial loss	55	131
Benefits paid	(77)	(90)
Projected benefit obligation at end of period	$1,145	$1,134
Change in plan assets
Fair value of plan assets at beginning of period	$915	$881
Actual return on plan assets	79	97
Employer contributions	10	27
Benefits paid	(77)	(90)
Fair value of plan assets at end of period	$927	$915
Underfunded status at end of period	$(218)	$(219)
Amount recognized in the Consolidated Balance Sheets consists of:
Accrued benefit liability, noncurrent	$(218)	$(219)
Net amount recognized	$(218)	$(219)
Amount recognized in Accumulated other comprehensive loss (pre-tax) consists of:
Net actuarial loss	110	79
Net amount recognized	$110	$79
Weighted average assumptions used to determine benefit obligations
Discount rate	2.50%	3.09%
Rate of compensation increase	3.00%	3.00%

	Fiscal years ended September 30,
(In millions)	2020	2019
Pension Benefits - Non-U.S.
Change in benefit obligation
Projected benefit obligation at beginning of period	$573	$536
Service cost	7	6
Interest cost	5	10
Actuarial (gain) loss	(34)	76
Benefits paid	(21)	(22)
Foreign currency exchange rate changes	42	(32)
Curtailments, settlements and other	1	(1)
Projected benefit obligation at end of period	$573	$573

Change in plan assets
Fair value of plan assets at beginning of period	$15	$15
Actual return on plan assets	—	1
Employer contributions	22	23
Benefits paid	(21)	(22)
Foreign currency exchange rate changes	2	(1)
Settlements	—	(1)
Fair value of plan assets at end of period	$18	$15
Underfunded status at end of period	$(555)	$(558)

Amount recognized in the Consolidated Balance Sheets consists of:
Noncurrent assets	$1	$1
Accrued benefit liability, current	(25)	(19)
Accrued benefit liability, noncurrent	(531)	(540)
Net amount recognized	$(555)	$(558)

Amount recognized in Accumulated other comprehensive loss (pre-tax) consists of:
Net actuarial loss	$22	$55
Net amount recognized	$22	$55

Weighted average assumptions used to determine benefit obligations
Discount rate	0.86%	0.87%
Rate of compensation increase	2.60%	2.59%

	Fiscal years ended September 30,
(In millions)	2020	2019
Post-retirement Benefits - U.S.
Change in benefit obligation
Benefit obligation at beginning of period	$404	$368
Service cost	1	1
Interest cost	11	14
Actuarial loss	30	44
Benefits paid	(15)	(16)
Plan amendments	—	(7)
Projected benefit obligation at end of period	$431	$404

Change in plan assets
Fair value of plan assets at beginning of period	$191	$178
Actual return on plan assets	20	17
Employer contributions	10	12
Benefits paid	(15)	(16)
Fair value of plan assets at end of period	$206	$191
Underfunded status at end of period	$(225)	$(213)

Amount recognized in the Consolidated Balance Sheets consists of:
Accrued benefit liability, current	$(10)	$(13)
Accrued benefit liability, noncurrent	(215)	(200)
Net amount recognized	$(225)	$(213)

Amount recognized in Accumulated other comprehensive loss (pre-tax) consists of:
Net prior service credit	$(6)	$(7)
Net actuarial loss	$23	$3
Net amount recognized	$17	$(4)

Weighted average assumptions used to determine benefit obligations
Discount rate	2.69%	3.17%
Rate of compensation increase	3.00%	3.00%
Effective September 30, 2020, to reflect its best estimate of future mortality for its salaried post-retirement benefit plans, the Company started using the White-Collar PRI-2012 Private Retirement Plans Mortality Tables. For the U.S. pension and represented post-retirement benefit plans, the Company continued to use the PRI-2012 Private Retirement Plans Mortality Tables. The Company also updated its mortality rate assumptions to use the projected mortality improvement scale, Mortality Projection-2020, as published by the Society of Actuaries. As of September 30, 2020, the changes in mortality rate assumptions had the effect of decreasing the projected U.S. pension and post-retirement obligations by $10 million and $5 million, respectively.

The following table provides the accumulated benefit obligation for all defined benefit pension plans and information for pension plans with an accumulated benefit obligation in excess of plan assets:

	Pension Benefits - U.S.		Pension Benefits - Non-U.S.
(In millions)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Accumulated benefit obligation for all plans	$1,145	$1,134	$555	$555
Plans with accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$1,145	$1,134	$567	$568
Accumulated benefit obligation	$1,145	$1,134	$549	$550
Fair value of plan assets	$927	$915	$12	$9
Estimated future benefits expected to be paid in each of the next five fiscal years, and in aggregate for the five fiscal years thereafter, are presented below:

	Pension Benefits		Post-retirement Benefits
(In millions)	U.S.	Non-U.S.
2021	$74	$24	$17
2022	73	24	18
2023	73	23	19
2024	72	23	19
2025	71	24	20
2026 - 2030	338	136	107
Total	$701	$254	$200

The components of the pension and post-retirement net periodic benefit (credit) cost for the periods indicated are provided in the table below:

	Successor			Predecessor
	Fiscal years ended September 30,		Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017
(In millions)	2020	2019
Pension Benefits - U.S.
Components of net periodic benefit (credit) cost
Service cost	$4	$3	$3	$1
Interest cost	29	40	28	22
Expected return on plan assets	(55)	(60)	(51)	(38)
Amortization of actuarial loss	—	—	—	20
Net periodic benefit (credit) cost	$(22)	$(17)	$(20)	$5
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	2.84%	3.94%	3.29%	3.19%
Expected return on plan assets	6.40%	7.00%	7.65%	7.75%
Rate of compensation increase	3.00%	4.00%	4.00%	4.00%

Pension Benefits - Non-U.S.
Components of net periodic benefit cost
Service cost	$7	$6	$5	$2
Interest cost	5	10	7	3
Expected return on plan assets	(1)	(1)	—	(1)
Amortization of actuarial loss	—	—	—	2
Net periodic benefit cost	$11	$15	$12	$6
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	0.87%	1.92%	1.92%	1.22%
Expected return on plan assets	3.72%	3.67%	3.68%	1.82%
Rate of compensation increase	2.59%	2.58%	3.62%	3.45%

Post-retirement Benefits - U.S.
Components of net periodic benefit cost
Service cost	$1	$1	$1	$—
Interest cost	11	14	11	3
Expected return on plan assets	(10)	(9)	(8)	(2)
Amortization of prior service credit	(1)	—	—	(3)
Amortization of actuarial (gain) loss	—	(1)	—	2
Net periodic benefit cost	$1	$5	$4	$—
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	2.18%	4.02%	3.39%	3.37%
Expected return on plan assets	5.50%	5.50%	5.50%	5.90%
Rate of compensation increase	3.00%	4.00%	4.00%	4.00%
The service components of net periodic benefit (credit) cost were recorded similar to compensation expense, while all other components were recorded in Other income (expense), net.
The Company's general funding policy with respect to its U.S. qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations, or to directly pay benefits where appropriate. As part of the Plan of Reorganization, on December 15, 2017, the Company paid the aggregate unpaid required minimum funding for the APP of $49 million. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act

("CARES Act") was signed into law, providing limited relief for pension funding and retirement plan distributions. Under the CARES Act, employers may delay contributions for single employer defined benefit pension plans until January 1, 2021. Contributions to U.S. pension plans were $10 million, $27 million, $43 million and $49 million for fiscal 2020 and 2019 (Successor), the period from December 16, 2017 through September 30, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor), respectively. Contributions to the non-U.S. pension plans were $22 million, $23 million, $22 million and $3 million for fiscal 2020 and 2019 (Successor), the period from December 16, 2017 through September 30, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor), respectively. In fiscal 2021, the Company estimates that it will make contributions totaling $18 million to satisfy the minimum statutory funding requirements in the U.S. and contributions totaling $24 million for non-U.S. plans.
Other changes in plan assets and benefit obligations recognized in other comprehensive (loss) income are provided in the tables below:

	Successor			Predecessor
	Fiscal years ended September 30,		Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017
(In millions)	2020	2019
Pension Benefits - U.S.
Net loss (gain)	$31	$94	$(15)	$—
Amortization of actuarial loss	—	—	—	(20)
Reorganization adjustments	—	—	—	(1,147)
Total recognized in Other comprehensive (loss) income	$31	$94	$(15)	$(1,167)
Total recognized in net periodic benefit cost and Other comprehensive (loss) income(1)	$9	$77	$(35)	$(722)

Pension Benefits - Non-U.S.
Net (gain) loss	$(33)	$76	$(19)	$22
Foreign exchange rate loss	—	(2)	—	—
Amortization of actuarial loss	—	—	—	(2)
Reorganization adjustments	—	—	—	(163)
Total recognized in Other comprehensive (loss) income	$(33)	$74	$(19)	$(143)
Total recognized in net periodic benefit cost and Other comprehensive (loss) income(1)	$(22)	$89	$(7)	$(137)

Post-retirement Benefits - U.S.
Net loss (gain)	$20	$36	$(34)	$—
Prior service credit	—	(7)	—	—
Amortization of prior service credit	1	—	—	3
Amortization of actuarial gain (loss)	—	1	—	(2)
Reorganization adjustments	—	—	—	(40)
Total recognized in Other comprehensive (loss) income	$21	$30	$(34)	$(39)
Total recognized in net periodic benefit cost and Other comprehensive (loss) income(1)	$22	$35	$(30)	$2
(1) For the period from October 1, 2017 through December 15, 2017, the U.S.; non-U.S.; and other Post-retirement benefits include Plan of Reorganization settlements that were recorded in Reorganization items, net in the Consolidated Statements of Operations of $(440) million, $0 million and $(43) million, respectively.
The estimated amount to be amortized from Accumulated other comprehensive loss as a net periodic cost during fiscal 2021 is $3 million, consisting of the recognition of net actuarial expense for the Company's U.S. pension plan and post-retirement benefit plan of $2 million and $2 million, respectively, partially offset by the recognition of a prior service credit for the Company's post-retirement benefit plan of $1 million.
The discount rate is subject to change each year, consistent with changes in rates of return on high-quality fixed-income investments currently available and expected to be available during the expected benefit payment period. The Company selects the assumed discount rate for its U.S. pension and post-retirement benefit plans by applying the rates from the Aon AA Above Median and Aon AA Only Bond Universe yield curves to the expected benefit payment streams and develops a rate at which it is believed the benefit obligations could be effectively settled. The Company follows a similar process for its non-U.S. pension plans by applying the Aon Euro AA corporate bond yield curve for the plans based in Europe and relevant country-specific bond indices for other locations.
Based on the published rates as of September 30, 2020, the Company used a weighted average discount rate of 2.50% for the U.S. pension plans, 0.86% for the non-U.S. pension plans and 2.69% for the post-retirement plans, a decrease of 59 basis points, 1 basis points and 48 basis points from the prior year for the U.S. pension plans, the non-U.S. pension plans and the post-retirement benefit plans, respectively. As of September 30, 2020, this had the effect of increasing the projected U.S. pension, non-U.S. pension and post-retirement benefit obligations by $66 million, $2 million and $25 million, respectively. For fiscal 2021, this will have a minimal effect on the U.S. pension and post-retirement service cost.
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
The weighted average asset allocation of the pension and post-retirement plans by asset category and target allocation is as follows:

	As of September 30,
Asset Category	2020	2019	Long-term Target
Pension Benefits - U.S.
Debt Securities	52%	52%	52%
Equity Securities	29%	29%	34%
Hedge Funds	6%	7%	6%
Real Estate	5%	6%	6%
Commodities	2%	2%	2%
Other(1)	6%	4%	—%
Total	100%	100%	100%

Pension Benefits - Non-U.S.
Debt Securities	22%	27%
Asset Allocation Fund	11%	13%
Insurance Contracts	67%	60%
Total	100%	100%

Post-retirement Benefits - U.S.
Equity Securities	34%	40%	35%
Debt Securities	66%	60%	65%
Total	100%	100%	100%
(1)Other includes cash/cash equivalents, derivative financial instruments and payables/receivables for pending transactions.
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
The fair value of plan assets is determined by the trustee and reviewed by the Company, in accordance with the accounting guidance for fair value measurements and the fair value hierarchy discussed in Note 13, "Fair Value Measurements." Because of the inherent uncertainty of valuation, estimated fair values may differ significantly from the fair values that would have been used had quoted prices in an active market existed.
The following table summarizes the fair value measurements of the U.S. pension plan assets by asset class:

	As of September 30, 2020				As of September 30, 2019
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
U.S. Government debt securities (a)	$—	$132	$—	$132	$—	$125	$—	$125
Derivative instruments (b)	—	—	—	—	(2)	—	—	(2)
Total assets in the fair value hierarchy	—	132	—	132	(2)	125	—	123

Investments measured at net asset value: (c)
Real estate (d)				50				55
Private equity (e)				2				4
Multi-strategy hedge funds (f)				56				65
Investment funds: (g)
Cash equivalents				46				37
Long duration fixed income				327				328
High-yield debt				19				19
U.S. equity				154				144
Non-U.S. equity				83				92
Emerging market equity				33				29
Commodities				20				14
Total investments measured at net asset value				790				787
Other plan assets, net				5				5
Total plan assets at fair value	$—	$132	$—	$927	$(2)	$125	$—	$915
(a)Includes U.S. Treasury STRIPS, which are generally valued using institutional bid evaluations from various contracted pricing vendors. Institutional bid evaluations are estimated prices that represent the price a dealer would pay for a security. Pricing inputs to the institutional bid evaluation vary by security and include benchmark yields, reported trades, unadjusted broker/dealer quotes, issuer spreads, bids, offers or other observable market data.
(b)Includes future contracts that are generally valued using the last trade price at which a specific contract/security was last traded on the primary exchange, which is provided by a contracted vendor. If pricing is not available from the contracted vendor, then pricing is obtained from other sources such as Bloomberg, broker bid, ask/offer quotes or the investment manager.
(c)These investments are measured at fair value using the net asset value per share or its equivalent ("NAV") and have therefore not been classified in the fair value hierarchy.
(d)Includes open ended real estate commingled funds, close ended real estate limited partnerships, and insurance company separate accounts that invest primarily in U.S. office, lodging, retail and residential real estate. The insurance company separate accounts and the commingled funds account for their portfolio of assets at fair value and calculate the NAV on either a monthly or quarterly basis. Shares can be redeemed at the NAV on a quarterly basis, provided a written redemption request is received in advance (generally 45-91 days) of the redemption date. Therefore, the undiscounted NAV is used as the fair value measurement. For limited partnerships, the fair value of the underlying assets and the capital account for each investor is determined by the General Partner ("GP"). The valuation techniques used by the GP generally consist of unobservable inputs such as discounted cash flow analysis, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties. The partnerships are typically funded over time as capital is needed to fund asset purchases, and distributions from the partnerships are received as the partnerships liquidate their underlying asset holdings. Therefore, the life cycle for a typical investment in a real estate limited partnership is expected to be approximately 10 years from initial funding.
(e)Includes limited partner interests in various limited partnerships ("LPs") that invest primarily in U.S. and non-U.S. investments either directly, or through other partnerships or funds with a focus on venture capital, buyouts, expansion capital, or companies undergoing financial distress or significant restructuring. The NAV of the LPs and of the capital account of each investor is determined by the GP of each LP. Marketable securities held by the LPs are valued based on the closing price on the valuation date on the exchange where they are principally traded and may be adjusted for legal restrictions, if any. Investments without a public market are valued based on assumptions made and valuation techniques used by the GP, which consist of unobservable inputs. Such valuation techniques may include discounted cash flow analysis, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties. The LPs are typically funded over time as capital is needed to fund purchases and distributions are received as the partnerships liquidate their underlying asset holdings.
(f)Includes hedge funds and funds of funds that pursue multiple strategies to diversify risks and reduce volatility. The funds account for their portfolio of assets at fair value and calculate the NAV of their fund on a monthly basis. The funds limit the frequency of redemptions to manage liquidity and protect the interests of the funds and its shareholders.
(g)Includes open-end funds and unit investment trusts that invest in various asset classes including: U.S. and non-U.S. corporate debt, U.S. government debt, municipal bonds, U.S. equity, non-U.S. developed and emerging markets equity, and commodities. The funds account for their portfolio of assets at fair value and calculate the NAV of the funds on a daily basis, and shares can be redeemed at the NAV. Therefore, the undiscounted NAV as reported by the funds is used as the fair value measurement.
The following table summarizes the fair value of the non-U.S. pension plan assets by asset class:

	As of September 30,
(In millions)	2020	2019
Investments measured at net asset value: (a)
Investment funds: (b)
Debt securities	$4	$4
Asset allocation	2	2
Insurance contracts (c)	12	9
Total plan assets at fair value	$18	$15
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

The following table summarizes the fair value of the post-retirement plan assets by asset class:

	As of September 30,
(In millions)	2020	2019
Investments measured at net asset value: (a)
Group life insurance contract measured at net asset value (b)	$206	$191
Total plan assets at fair value	$206	$191
(a)    These investments are measured at fair value using the NAV and have therefore not been classified in the fair value hierarchy.
(b)    The group life insurance contracts are held in a reserve of an insurance company that provides for investment of pre-funding amounts in a family of pooled separate accounts. The fair value of each group life insurance contract is primarily determined by the value of the units it owns in the pooled separate accounts that back the policy. Each of the pooled separate accounts provides a unit NAV on a daily basis, which is based on the fair value of the underlying assets owned by the account. The post-retirement benefit plans can transact daily at the unit NAV without restriction. As of September 30, 2020, the asset allocation of the pooled separate accounts in which the contracts invest was approximately 66% fixed income securities, 24% U.S. equity securities and 10% non-U.S. equity securities.
Savings Plans
Substantially all of the Company’s U.S. employees are eligible to participate in savings plans sponsored by the Company. The plans allow employees to contribute a portion of their compensation on a pre-tax and after-tax basis in accordance with specified guidelines. The Company matches a percentage of employee contributions up to certain limits. The Company's expense related to these savings plans was $8 million, $8 million, $7 million and $0 million for fiscal 2020 and 2019 (Successor), the period from December 16, 2017 through September 30, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor).
16. Share-based Compensation

The Predecessor Company's common and preferred stock were canceled and new common stock was issued on the Emergence Date. Accordingly, the Predecessor Company’s then existing share-based compensation awards were also canceled, which resulted in the recognition of any previously unamortized expense on the date of cancellation. As a result, share-based compensation for the Successor and Predecessor periods are not comparable.
Successor
2017 Equity Incentive Plan
On the Emergence Date, the Company adopted the Avaya Holdings Corp. 2017 Equity Incentive Plan (the "2017 Plan"), under which non-employee directors, employees of the Company or any of its affiliates, and certain consultants and advisors may be granted stock options, restricted stock, restricted stock units ("RSUs"), performance awards ("PRSUs") and other forms of awards granted or denominated in shares of the Company's common stock, as well as certain cash-based awards.
2019 Equity Incentive Plan
On November 13, 2019, the Board of Directors of the Company (the "Board") approved the Avaya Holdings Corp. 2019 Equity Incentive Plan and on January 8, 2020 approved an amendment to such plan (as so amended, the "2019 Plan"). On November 13, 2019, the Board also adopted the 2019 Omnibus Inducement Equity Plan (the "Inducement Plan"), which reserved up to 1,700,000 shares of the Company's common stock for awards to be made to certain prospective employees pursuant to the "inducement grant" exemption under the NYSE Listing Rules. On March 4, 2020, the stockholders of the Company approved the 2019 Plan and, as of such date, no additional awards may be granted under the 2017 Plan or the Inducement Plan (together, the "Prior Plans"). The Board or any committee duly authorized thereby administers the 2019 Plan. The administrator has broad authority to, among other things: (i) select participants; (ii) determine the types of awards that participants are to receive and the number of shares that are to be granted under such awards; and (iii) establish the terms and conditions of awards, including the price to be paid for the shares or the awards.
The 2019 Plan provides an initial pool of 18,800,000 shares of common stock (the "Initial Pool") that may be issued or granted, which can be adjusted for shares that become available from existing awards issued under the Prior Plans in accordance with the terms of the 2019 Plan. The Initial Pool will be reduced by one share of common stock for every option granted and 1.7 shares for any awards granted other than options. As of September 30, 2020, there were 14,407,473 shares available to be granted under the 2019 Plan. If any awards granted under the 2019 Plan expire, terminate or are canceled or forfeited for any reason without having been exercised in full, the number of shares of common stock underlying any unexercised award will again be available for issuance under the 2019 Plan. Any award under the 2019 Plan settled in cash will not be counted against the foregoing maximum share limitations. Shares withheld by the Company in satisfaction of the applicable exercise price or withholding taxes upon the issuance, vesting or settlement of awards, shares reacquired by the Company on the open market or otherwise using cash proceeds from the exercise of options, in each case, shall not be available for future issuance under the 2019 Plan or the Prior Plans.
Stock options and RSUs granted to employees generally vest ratably over a period of three years. PRSUs granted to certain senior executive employees vest at the end of a three year service period. Awards granted to non-employee directors during fiscal 2020 and 2019 vest immediately, while those granted during the period from December 16, 2017 through September 30, 2018 vested ratably over one year. The aggregate grant date fair value of all awards granted to any non-employee director during any fiscal year (excluding awards made pursuant to deferred compensation arrangements made in lieu of all or a portion of cash retainers and any dividends payable in respect of outstanding awards) may not exceed $750,000. As of the Emergence Date, forfeitures are accounted for as incurred.
Pre-tax share-based compensation expense for fiscal 2020, fiscal 2019 and the period from December 16, 2017 through September 30, 2018 was $30 million, $25 million and $19 million and the income tax benefit recognized in the Consolidated Statements of Operations for share-based compensation arrangements was $2 million, $2 million and $1 million, respectively.
Restricted Stock Units
Compensation cost for RSUs granted to employees and non-employee directors is generally measured by using the closing market price of the Company's common stock at the date of grant.
A summary of RSU activity for fiscal 2020 is presented below:

	Restricted Stock Units (In thousands)	Weighted Average Grant-Date Fair Value
Non-vested at September 30, 2019	2,797	$15.60
Granted	2,128	12.42
Vested	(1,533)	15.31
Forfeited	(698)	15.30
Non-vested at September 30, 2020	2,694	$13.32
As of September 30, 2020, there was $31 million of unrecognized share-based compensation expense related to RSUs, which is expected to be recognized over a period up to 2.9 years, or 2.0 years on a weighted average basis. The weighted average grant date fair value for RSUs granted during fiscal 2020, fiscal 2019 and the period from the Emergence Date through September 30, 2018 was $12.42, $15.29 and $16.11, respectively. The total grant date fair value of RSUs vested during fiscal 2020, fiscal 2019 and the period from the Emergence Date through September 30, 2018 was $23 million, $27 million and $6 million, respectively.

Performance Restricted Stock Units
The Company grants PRSUs which vest based on the attainment of specified performance metrics for each of the next three separate fiscal years (collectively the "Performance Period"), and the Company's total shareholder return over the Performance Period as compared to the total shareholder return for a specified index of companies over the same period (the “Performance PRSUs”). During the Performance Period, the Company adjusts compensation expense for the Performance PRSUs based on its best estimate of attainment of the specified annual performance metrics. The cumulative effect on current and prior periods of a change in the estimated number of Performance PRSUs that are expected to be earned during the Performance Period is recognized as an adjustment to earnings in the period of the revision.
The weighted average grant date fair value for Performance PRSUs granted during fiscal 2020 and 2019 was $13.69 and $17.39, respectively. There were no Performance PRSUs granted during the period from December 16, 2017 through September 30, 2018. The grant date fair value of the Performance PRSUs was determined using a Monte Carlo simulation model that incorporated multiple valuation assumptions, including the probability of achieving the total shareholder return market condition and the following assumptions presented on a weighted-average basis:

	Fiscal years ended September 30,
	2020	2019
Expected volatility(1)	55.75%	53.00%
Risk-free interest rate(2)	1.61%	2.46%
Dividend yield(3)	—%	—%
(1)Expected volatility based on a blend of Company and peer group company historical data adjusted for the Company's leverage.
(2)Risk-free interest rate based on U.S. Treasury yields with a term equal to the remaining Performance Period as of the grant date.
(3)Dividend yield was assumed to be zero as the Company does not anticipate paying dividends.

The Company has also granted PRSUs which become eligible to vest if prior to the vesting date the average closing price of one share of the Company’s Common Stock for sixty consecutive days equals or exceeds a specified price (the “Market PRSUs”). The grant date fair value of the Market PRSUs is recognized as expense ratably over the vesting period and is not adjusted in future periods for the success or failure to achieve the specified market condition.

The grant date fair value of Market PRSUs granted during fiscal 2019 was $11.18. There were no Market PRSUs granted during fiscal 2020 or the period from December 16, 2017 through September 30, 2018. The grant date fair value of Market PRSUs was determined using a Monte Carlo simulation model that incorporated multiple valuation assumptions, including the probability of achieving the specified market condition and the following assumptions:

Fiscal year ended September 30, 2019
Expected volatility(1)	53.76%
Risk-free interest rate(2)	2.45%
Dividend yield(3)	—%
(1)Expected volatility based on a blend of Company and peer group company historical data adjusted for the Company's leverage.
(2)Risk-free interest rate based on U.S. Treasury yields with a term equal to the remaining Performance Period as of the grant date.
(3)Dividend yield was assumed to be zero as the Company does not anticipate paying dividends.

A summary of total PRSU activity for fiscal 2020 is presented below:

	Performance Restricted Stock Units (In thousands)	Weighted Average Grant-Date Fair Value
Non-vested at September 30, 2019	274	$11.18
Granted	662	13.69
Change in shares due to performance	(314)	13.71
Forfeited	(34)	13.29
Non-vested at September 30, 2020	588	$12.53
As of September 30, 2020, there was $5 million of unrecognized share-based compensation expense related to PRSUs, which is expected to be recognized over a period of 2.4 years or 2.1 years on a weighted average basis.

Stock Options
A lattice option pricing model was used to determine the fair value of options granted on the Emergence Date as they were premium priced options. The Black-Scholes option pricing model is used to value all options granted after the Emergence Date. The weighted average grant date fair value of options granted in fiscal 2020 and the period from the Emergence Date through September 30, 2018 was $6.11 and $8.18, respectively. There were no options granted during fiscal 2019. The weighted average grant date assumptions used in calculating the fair value of options granted on the Emergence Date and thereafter were as follows:

	Fiscal year ended September 30, 2020	Period from December 16, 2017 through September 30, 2018	Emergence Date
Exercise price	$11.38	$21.66	$19.46
Expected volatility(1)	56.76%	49.67%	56.59%
Expected life (in years)(2)	5.97	5.86	6.65
Risk-free interest rate(3)	1.71%	2.72%	2.35%
Dividend yield(4)	—%	—%	—%
(1) Expected volatility based on peer group companies adjusted for the Company's leverage.
(2) Expected life based on the vesting terms of the option and a contractual life of ten years.
(3) Risk-free interest rate based on U.S. Treasury yields with a term equal to the expected option term.
(4) Dividend yield was assumed to be zero as the Company does not anticipate paying dividends.
A summary of option activity for fiscal 2020 is presented below:

	Options (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In thousands)
Outstanding at September 30, 2019	925	$19.59
Granted	164	11.38
Forfeited or expired	(147)	19.84
Outstanding at September 30, 2020	942	$18.13	7.3	$625

Exercisable at September 30, 2020	715	$19.54	6.9	$—
The intrinsic value is the difference between the Company's common stock price and the option exercise price. There were no stock options exercised during fiscal 2020 and 2019. The total pretax intrinsic value of stock options exercised for the period from December 16, 2017 through September 30, 2018 was not material. As of September 30, 2020, there was $1 million of unrecognized share-based compensation expense related to stock options, which is expected to be recognized over a period up to 2.4 years, or 1.5 years on a weighted average basis. The total grant date fair value of stock options vested during fiscal 2020, fiscal 2019 and the period from December 16, 2017 through September 30, 2018 was $2 million, $4 million and $1 million respectively.
Employee Stock Purchase Plan
On January 8, 2020, the Board approved the Avaya Holdings Corp. 2020 Employee Stock Purchase Plan ("ESPP"). A maximum of 5,500,000 shares of the Company's common stock has been reserved for issuance under the ESPP. Under the ESPP, eligible employees may purchase the Company's common stock through payroll deductions at a discount not to exceed 15% of the lower of the fair market values of the Company's common stock as of the beginning or end of each 3-month offering period. Payroll deductions are limited to 10% of the employee's eligible compensation and a maximum of 6,250 shares of the Company's common stock may be purchased by an employee each offering period. The first offering period began on June 1, 2020. During fiscal 2020, the Company withheld $3 million of eligible employee compensation for purchases of common stock and issued 204,445 shares under the ESPP. As of September 30, 2020, 5,295,555 shares of common stock were available for future issuance under the ESPP.
The grant date fair value for shares issued under the ESPP is measured on the date that each offering period commences. The average grant date fair value for the offering periods that commenced during fiscal 2020 was $4.99 per share. The grant date fair value was determined using a Black-Scholes option pricing model with the following average grant date assumptions:

Fiscal year ended September 30, 2020
Expected volatility(1)	93.51%
Risk-free interest rate(2)	0.13%
Dividend yield(3)	—%
(1)Expected volatility based on the Company's historical data.
(2) Risk-free interest rate based on U.S. Treasury yields with a term equal to the length of the offering period.
(3) Dividend yield was assumed to be zero as the Company does not anticipate paying dividends.

As of September 30, 2020, there was $0.4 million of unrecognized share-based compensation expense related to the ESPP, which is expected to be recognized over a period of 0.2 years.

Predecessor
Prior to the Emergence Date, the Predecessor Company had granted share-based awards that were canceled upon emergence from bankruptcy. In conjunction with the cancellation, the Predecessor Company accelerated the unrecognized share-based compensation expense and recorded $3 million of compensation expense in the period from October 1, 2017 through December 15, 2017, principally reflected in Reorganization costs, net. No income tax benefit was recognized in the income statement for share-based compensation arrangements for the period from October 1, 2017 through December 15, 2017.
Option Awards
Under the terms of the Predecessor Company's equity incentive plan, stock options could not be granted with an exercise price of less than the fair market value of the underlying stock on the date of grant. Share-based compensation expense recognized in the Consolidated Statements of Operations was based on awards ultimately expected to vest. Forfeitures were estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates in accordance with the authoritative guidance. All options awarded under the Predecessor Company's equity incentive plan expired the earlier of ten years from the date of grant or upon cessation of employment, in which event there were limited exercise provisions allowed for vested options.
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
During the period from October 1, 2017 through December 15, 2017, there were no options granted or exercised and 19,842,268 options were canceled upon the Company’s emergence from bankruptcy.
Restricted Stock Units
Avaya Holdings had issued RSUs, each of which represented the right to receive one share of its Predecessor common stock when fully vested. The fair value of the common stock underlying the RSUs was estimated by the Compensation Committee of Avaya Holdings’ Board of Directors at the date of grant.
During the period from October 1, 2017 through December 15, 2017, there were no RSUs granted or vested and 369,584 unvested RSUs were canceled upon the Company’s emergence from bankruptcy.
17. Capital Stock
Successor
Preferred Stock
The Successor Company's certificate of incorporation authorizes it to issue up to 55,000,000 shares of preferred stock with a par value of $0.01 per share.
On October 31, 2019, the Company issued 125,000 shares of its 3% Series A Convertible Preferred Stock, par value $0.01 per share ("Series A Preferred Stock"), to RingCentral for an aggregate purchase price of $125 million. The Series A Preferred Stock is convertible into shares of the Company's common stock at an initial conversion price of $16.00 per share, which represents an approximately 9% interest in the Company's common stock on an as-converted basis as of September 30, 2020, assuming no holders of options, warrants, convertible notes or similar instruments exercise their exercise or conversion rights. The holders of the Series A Preferred Stock are entitled to vote, on an as-converted basis, together with holders of the Company's common stock on all matters submitted to a vote of the holders of the common stock. Holders of the Series A Preferred Stock are entitled to receive dividends, in preference and priority to holders of the Company's common stock, which accrue on a daily basis at the rate of 3% per annum of the stated value of the Series A Preferred Stock. The stated value of the Series A Preferred Stock was initially $1,000 per share and will be increased by the sum of any dividends on such shares not paid in cash. These dividends are cumulative and compound quarterly. The holders of the Series A Preferred Stock participate in any dividends the Company pays on its common stock, equal to the dividend which holders would have received if their Series A Preferred Stock had been converted into common stock on the date such common stock dividend was determined. In the event the Company is liquidated or dissolved, the holders of the Series A Preferred Stock are entitled to receive an amount equal to the liquidation preference (which equals the then stated value plus any accrued and unpaid dividends) for each share of Series A Preferred Stock before any distribution is made to holders of the Company's common stock.
The Series A Preferred Stock are redeemable at the Company's election upon the termination of the Framework Agreement. In addition, the holders of the Series A Preferred Stock have certain rights to require the Company to redeem or put rights to require the Company to repurchase all or any portion of the Series A Preferred Stock. The holders can exercise such redemption rights, upon at least 21 days' notice, after the termination of the Framework Agreement or upon the occurrence of certain events. If and to the extent the redemption right is exercised, the Company would be required to purchase each share of Series A Preferred Stock at the per share price equal to the stated value of the Series A Preferred Stock which will be increased by the sum of any dividends on such shares that have accrued and have been paid in kind, plus all accrued but unpaid dividends. Given that the holders of the Series A Preferred Stock may require the Company to redeem all or a portion of its shares, the Series A Preferred Stock is classified in the mezzanine section of the Consolidated Balance Sheets between Total liabilities and Stockholders' equity. As of September 30, 2020, the carrying value of the Series A Preferred Stock was $128 million, which includes $3 million of accreted dividends paid in kind.
In connection with the issuance of the Series A Preferred Stock, the Company granted RingCentral certain customary consent rights with respect to certain actions by the Company, including amending the Company's organizational documents in a manner that would have an adverse effect on the Series A Preferred Stock and issuing securities that are senior to, or equal in priority with, the Series A Preferred Stock. In addition, pursuant to an Investor Rights Agreement, until such time when RingCentral and its affiliates hold or beneficially own less than 4,759,339 shares of the Company's common stock (on an as-converted basis), RingCentral has the right to nominate one person for election to the Company's Board of Directors. The director designated by RingCentral has the option (i) to serve on the Company's Audit and Nominating and Corporate Governance Committees or (ii) to attend (but not vote at) all of the Company's Board of Directors' committee meetings. During the fourth quarter of fiscal 2020, RingCentral nominated Robert Theis for election to the Company's Board of Directors. On November 6, 2020, Robert Theis was elected to join the Board.
As of September 30, 2020, there were 125,000 shares of preferred stock outstanding. There were no preferred shares outstanding as of September 30, 2019.
Common Stock
The Successor Company's certificate of incorporation authorizes it to issue up to 550,000,000 shares of common stock with a par value of $0.01 per share. As of September 30, 2020, there were 83,278,383 shares issued and outstanding. As of September 30, 2019, there were 111,046,085 shares issued and 111,033,405 shares outstanding with the remaining 12,680 shares distributable in accordance with the Plan of Reorganization.
On November 14, 2018, the Company's Board of Directors approved a warrant repurchase program, authorizing the Company to repurchase Emergence Date Warrants for an aggregate expenditure of up to $15 million. The repurchases may be made from time to time in the open market, through block trades or in privately negotiated transactions. The Company may adopt one or more purchase plans pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in order to implement the warrant repurchase program. The warrant repurchase program does not obligate the Company to purchase any warrants and may be terminated, increased or decreased by the Board of Directors in its discretion at any time. As of September 30, 2020, there were no warrant repurchases under the program.
On October 1, 2019, the Board of Directors of the Company approved a share repurchase program authorizing the Company to repurchase the Company's common stock for an aggregate expenditure of up to $500 million. The repurchases may be made from time to time in the open market, through block trades or in privately negotiated transactions. The Company adopted a purchase plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, to implement the share repurchase program. The share repurchase program does not obligate the Company to purchase any common stock and may be terminated, increased or decreased by the Board in its discretion at any time. All shares that are repurchased under the program are retired by the Company. During fiscal 2020, the Company repurchased 28,923,664 shares of its common stock at a weighted average price per share of $11.41, including transaction costs. As of September 30, 2020, the remaining authorized amount for share repurchases under this program was $170 million.

Predecessor
In connection with the Successor Company’s Plan of Reorganization and emergence from bankruptcy, all equity interests in the Predecessor Company were canceled, including preferred and common stock, warrants and equity-based awards. As a result, the carrying value of the Predecessor Company’s equity interests were adjusted to $0 during the period from October 1, 2017 through December 15, 2017. See Note 24, “Fresh Start Accounting,” for additional information.
18. (Loss) Earnings Per Common Share

Basic (loss) earnings per share is calculated by dividing net (loss) income attributable to common stockholders by the weighted average number of common shares outstanding. Diluted (loss) earnings per share reflects the potential dilution that would occur if equity awards granted under the Company's various share-based compensation plans were vested or exercised; if the Company’s Series A Preferred Stock were converted into shares of the Company’s common stock; if the Company's Convertible Notes or the warrants the Company sold to purchase up to 12.6 million shares of its common stock in connection with the issuance of Convertible Notes ("Call Spread Warrants") were exercised; and/or if the Emergence Date Warrants were exercised, resulting in the issuance of common shares that would participate in the earnings of the Company.
The following table sets forth the calculation of net (loss) income attributable to common shareholders and the computation of basic and diluted (loss) earnings per share for the periods indicated:

	Successor			Predecessor
	Fiscal years ended September 30,		Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017
(In millions, except per share amounts)	2020	2019
(Loss) Earnings per share:
Numerator
Net (loss) income	$(680)	$(671)	$287	$2,977
Dividends and accretion to preferred stockholders	(7)	—	—	(6)
Undistributed (loss) income	(687)	(671)	287	2,971
Percentage allocated to common stockholders(1)	100.0%	100.0%	100.0%	86.9%
Numerator for basic and diluted (loss) earnings per common share	$(687)	$(671)	$287	$2,582

Denominator
Denominator for basic (loss) earnings per weighted average common shares	92.2	110.8	109.9	497.3
Effect of dilutive securities
Restricted stock units	—	—	1.2	—
Denominator for diluted (loss) earnings per weighted average common shares	92.2	110.8	111.1	497.3

(Loss) earnings per common share
Basic	$(7.45)	$(6.06)	$2.61	$5.19
Diluted	$(7.45)	$(6.06)	$2.58	$5.19

(1) Basic weighted average common stock outstanding	92.2	110.8	109.9	497.3
Basic weighted average common stock and common stock equivalents (preferred shares)	92.2	110.8	109.9	572.4
Percentage allocated to common stockholders	100.0%	100.0%	100.0%	86.9%
The Company's preferred stock are participating securities, which requires the application of the two-class method to calculate basic and diluted earnings per share. Under the two-class method, undistributed earnings are allocated to common stock and participating securities according to their respective participating rights in undistributed earnings, as if all the earnings for the period had been distributed. Basic (loss) earnings per common share is computed by dividing the net (loss) income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Net (loss) income attributable to common stockholders is reduced for preferred stock dividends earned and accretion recognized during the period. No allocation of undistributed earnings to participating securities was performed for periods with net losses as such securities do not have a contractual obligation to share in the losses of the Company.

For fiscal 2020, the Company excluded 0.9 million stock options, 2.7 million RSUs, 0.2 million shares issuable under the ESPP, 0.1 million shares of Series A Preferred Stock and 5.6 million Emergence Date Warrants from the diluted loss per share calculation as their effect would have been anti-dilutive. The Company also excluded 1.0 million PRSUs from the diluted loss per share calculation as either their performance metrics have not been attained or their effect would have been anti-dilutive. For fiscal 2019, the Company excluded 0.9 million stock options, 2.8 million RSUs and 5.6 million Emergence Date Warrants from the diluted loss per share calculation as their effect would have been anti-dilutive. The Company also excluded 0.5 million PRSUs from the diluted loss per share calculation as their performance metrics have not been attained. During the period from December 16, 2017 through September 30, 2018, the Company excluded 1.1 million stock options, 0.2 million restricted stock units and 5.6 million Emergence Date Warrants to purchase common shares from the diluted earnings per share calculation as their effect would have been anti-dilutive.
The Company’s Convertible Notes and Call Spread Warrants were also excluded from the diluted (loss) earnings per share calculation for fiscal 2020 and 2019 and the period from December 16, 2017 through September 30, 2018 as their effect would have been anti-dilutive. For purposes of considering the Convertible Notes in determining diluted (loss) earnings per share, the Company has the ability and current intent to settle conversions of the Convertible Notes through combination settlement by repaying the principal portion in cash and any excess of the conversion value over the principal amount (the "Conversion Premium") in shares of the Company's common stock. Therefore, if it would have a dilutive impact, only the impact of the Conversion Premium will be included in diluted weighted average shares outstanding using the treasury stock method. Since the Convertible Notes were out of the money and anti-dilutive as of September 30, 2020, 2019 and 2018, they were excluded from the diluted (loss) earnings per share calculation for fiscal 2020, fiscal 2019 and the period from December 16, 2017 through September 30, 2018. The Call Spread Warrants will not be considered in calculating diluted weighted average shares outstanding until the price per share of the Company’s common stock exceeds the strike price of $37.3625 per share. When the price per share of the Company’s common stock exceeds the strike price per share of the Call Spread Warrants, the effect of the additional shares that may be issued upon exercise of the Call Spread Warrants will be included in diluted weighted average shares outstanding using the treasury stock method.
19. Operating Segments
The Products & Solutions segment primarily develops, markets, and sells unified communications and contact center solutions, offered on premises, in the cloud, or as a hybrid solution. These integrate multiple forms of communications, including telephony, email, instant messaging and video. The Services segment develops, markets and sells comprehensive end-to-end global service offerings that enable customers to evaluate, plan, design, implement, monitor, manage and optimize complex enterprise communications networks. Revenue from customers who upgrade and acquire new technology through the Company's subscription offerings is reported within the Services segment.
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

Summarized financial information relating to the Company's operating segments is shown in the following table for the periods indicated:

	Successor			Predecessor
	Fiscal years ended September 30,		Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017
(In millions)	2020	2019
REVENUE
Products & Solutions	$1,074	$1,228	$1,052	$253
Services	1,805	1,680	1,401	351
Unallocated Amounts (1)	(6)	(21)	(206)	—
	$2,873	$2,887	$2,247	$604
GROSS PROFIT
Products & Solutions	$669	$791	$696	$169
Services	1,092	996	843	196
Unallocated Amounts (2)	(181)	(212)	(396)	(3)
	1,580	1,575	1,143	362
OPERATING EXPENSES
Selling, general and administrative	1,013	1,001	888	264
Research and development	207	204	172	38
Amortization of intangible assets	161	162	127	10
Impairment charges	624	659	—	—
Restructuring charges, net	30	22	81	14
	2,035	2,048	1,268	326
OPERATING (LOSS) INCOME	(455)	(473)	(125)	36
INTEREST EXPENSE, OTHER INCOME (EXPENSE), NET AND REORGANIZATION ITEMS, NET	(163)	(196)	(134)	3,400
(LOSS) INCOME BEFORE INCOME TAXES	$(618)	$(669)	$(259)	$3,436
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

	As of September 30,
(In millions)	2020	2019
ASSETS:
Products & Solutions	$31	$662
Services	1,501	1,504
Unallocated Assets (1)	4,699	4,784
Total	$6,231	$6,950
(1)Unallocated Assets consist of cash and cash equivalents, accounts receivable, contract assets, contract costs, deferred income tax assets, property, plant and equipment, operating lease right-of-use assets, acquired intangible assets and other assets. Unallocated Assets are managed at the corporate level and are not identified with a specific segment.
The decrease in Products & Solutions total assets was mainly driven by the $624 million impairment of goodwill recorded during fiscal 2020 as described in Note 7, "Goodwill, net."
Geographic Information
Financial information relating to the Company’s revenue and long-lived assets by geographic area is as follows:

	Successor			Predecessor
	Fiscal years ended September 30,		Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017
(In millions)	2020	2019
REVENUE(1):
U.S.	$1,640	$1,553	$1,184	$331
International:
EMEA	714	753	603	166
APAC—Asia Pacific	296	327	256	57
Americas International—Canada and Latin America	223	254	204	50
Total International	1,233	1,334	1,063	273
Total	$2,873	$2,887	$2,247	$604

	As of September 30,
(In millions)	2020	2019
LONG-LIVED ASSETS(2)
U.S.	$191	$184
International:
EMEA	57	54
APAC—Asia Pacific	13	10
Americas International—Canada and Latin America	7	7
Total International	77	71
Total	$268	$255
(1)Revenue is attributed to geographic areas based on the location of customers.
(2)Represents property, plant and equipment, net.

20.     Accumulated Other Comprehensive (Loss) Income
The components of Accumulated other comprehensive (loss) income for the periods indicated were as follows:

(In millions)	Change in Unamortized Pension, Post-retirement and Postemployment Benefit-related Items	Foreign Currency Translation	Unrealized Loss on Interest Rate Swaps	Other	Accumulated Other Comprehensive (Loss) Income
Balance as of September 30, 2017 (Predecessor)	(1,375)	(72)	—	(1)	(1,448)
Other comprehensive (loss) income before reclassifications	(24)	3	—	—	(21)
Amounts reclassified to earnings	16	—	—	—	16
Pension settlement	721	—	—	—	721
Provision for income taxes	(58)	—	—	—	(58)
Balance as of December 15, 2017 (Predecessor)	(720)	(69)	—	(1)	(790)
Elimination of Predecessor Company Accumulated other comprehensive loss	720	69	—	1	790
Balance as of December 15, 2017 (Predecessor)	$—	$—	$—	$—	$—

Balance as of December 16, 2017 (Successor)	$—	$—	$—	$—	$—
Other comprehensive income (loss) before reclassifications	70	(31)	(3)	—	36
(Provision for) benefit from income taxes	(19)	—	1	—	(18)
Balance as of September 30, 2018 (Successor)	51	(31)	(2)	—	18
Other comprehensive (loss) income before reclassifications	(186)	24	(87)	—	(249)
Amounts reclassified to earnings	—	—	10	—	10
Benefit from income taxes	29	—	19		48
Balance as of September 30, 2019 (Successor)	$(106)	$(7)	$(60)	$—	$(173)
Other comprehensive loss before reclassifications	(2)	(66)	(69)	—	(137)
Amounts reclassified to earnings	—	27	35	—	62
Benefit from income taxes	—	—	3	—	3
Balance as of September 30, 2020 (Successor)	$(108)	$(46)	$(91)	$—	$(245)
Reclassifications from Accumulated other comprehensive (loss) income related to changes in unamortized pension, post-retirement and postemployment benefit-related items are recorded in Other income (expense), net. Reclassifications from Accumulated other comprehensive (loss) income related to the unrealized loss on interest rate swap agreements are recorded in Interest expense. Reclassifications from Accumulated other comprehensive (loss) income related to foreign currency translation reflect the impact of certain liquidated entities and are recorded in Other income (expense), net.
21. Related Party Transactions
Successor
As of September 30, 2020, the Company's Board of Directors was comprised of seven directors, including the Company's Chief Executive Officer, James M. Chirico, Jr., and six non-employee directors, William D. Watkins, Stephan Scholl, Susan L. Spradley, Stanley J. Sutula, III, Scott D. Vogel and Jacqueline E. Yeaney. On November 6, 2020, Robert Theis was elected to join the Company's Board of Directors as a result of his nomination by RingCentral pursuant to an Investor Rights Agreement entered into in conjunction with the issuance of the Company's Series A Preferred Stock.
Specific Arrangements Involving the Successor Company’s Current Directors and Executive Officers
William D. Watkins is a Director and Chair of the Board of Directors of the Company and serves on the board of directors of Flex Ltd. ("Flex"), an electronics design manufacturer. During fiscal 2020, the Company sold goods and services to subsidiaries of Flex of $1 million. Sales to Flex during fiscal 2019 (Successor), the period from December 16, 2017 through September 30, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor) were not material. As of

September 30, 2020, the Company had outstanding accounts receivable due from Flex of $1 million. Outstanding accounts receivable due from Flex as of September 30, 2019 was not material. During fiscal 2020 and 2019 (Successor), the period from December 16, 2017 through September 30, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor), the Company purchased goods and services from subsidiaries of Flex of $23 million, $29 million, $19 million and $6 million, respectively. As of September 30, 2020 and 2019, the Company had outstanding accounts payable due to Flex of $3 million and $6 million, respectively.
Effective April 13, 2020, Stephan Scholl, a Director of the Company, assumed the role of Chief Executive Officer of Alight Solutions LLC ("Alight"), a provider of integrated benefits, payroll and cloud solutions. During fiscal 2020, the Company purchased goods and services from subsidiaries of Alight of $5 million. As of September 30, 2020, the Company had outstanding accounts payable due to Alight of $1 million.
Specific Arrangements Involving the Successor Company’s Former Directors and Executive Officers
Laurent Philonenko was a Senior Vice President of Avaya Holdings through February 15, 2019. While he was a Senior Vice President of Avaya Holdings, Mr. Philonenko served as an Advisor to Koopid, Inc. ("Koopid"), a software development company specializing in mobile communications, a position he had held until January 2018. For the period from December 16, 2017 through September 30, 2018, the Company purchased goods and services from Koopid of $1 million. For the period from October 1, 2017 through December 15, 2017 (Predecessor), purchased goods and services from Koopid were not material.
Ronald A. Rittenmeyer was a Director of Avaya Holdings through April 29, 2018. While he was a Director of Avaya Holdings, Mr. Rittenmeyer served on the board of directors of Tenet Healthcare Corporation ("Tenet Healthcare"), a healthcare services company, and also served on the board of directors of American International Group, Inc. ("AIG"), a global insurance organization. For the period from December 16, 2017 through September 30, 2018, sales of the Company’s products and services to Tenet Healthcare were $1 million. For the period from October 1, 2017 through December 15, 2017 (Predecessor), sales of the Company's products and services to Tenet Healthcare were not material. For the period from December 16, 2017 through September 30, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor), sales of the Company’s products and services to AIG were $5 million and $2 million, respectively.
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
Management Services Agreement and Consulting Services
Both Avaya Holdings and Avaya Inc. were party to a Management Services Agreement with Silver Lake Management Company, L.L.C., an affiliate of Silver Lake, and TPG Capital Management, L.P., an affiliate of TPG, collectively "the Managers," pursuant to which the Managers provided management and financial advisory services to the Company. Pursuant to the Management Services Agreement, the Managers received a monitoring fee of $7 million per annum and reimbursement on demand for out-of-pocket expenses incurred in connection with the provision of such services. In the event of a financing, acquisition, disposition or change of control transaction involving the Company during the term of the Management Services Agreement, the Managers had the right to require the Company to pay a fee equal to customary fees charged by internationally-recognized investment banks for serving as a financial advisor in similar transactions. The Management Services Agreement could have been terminated at any time by the Managers, but otherwise had an initial term ending on December 31, 2017 that automatically extended each December 31st for an additional year unless terminated earlier by the Company or the Managers. The term had been automatically extended nine times since the execution of the agreement such that the term was through December 31, 2026. In the event that the Management Services Agreement was terminated, the Company was required to pay a termination fee equal to the net present value of the monitoring fees that would have been payable during the remaining term of the Management Services Agreement. Therefore, if the Management Services Agreement was terminated at September 30, 2017, the termination fee would have been calculated using the term ending December 31, 2026. In accordance with the Management Services Agreement, the Company did not record monitoring fees for the period from October 1, 2017 through December 15, 2017 (Predecessor).
In December 2013, the Company and TPG Capital Management, L.P. executed a letter agreement reducing the portion of the monitoring fees owed to TPG Capital Management, L.P. by $1,325,000 for fiscal 2014 and thereafter on an annual basis by $800,000. Afshin Mohebbi was a Director of Avaya Holdings and Avaya Inc. and held the position of Senior Advisor of TPG. Ronald A. Rittenmeyer was a Director of Avaya Holdings and Avaya Inc. and served in these capacities as a director designated by TPG. The Company agreed to pay Messrs. Mohebbi and Rittenmeyer in aggregate $800,000 annually.
This Management Services Agreement and consulting services were terminated upon emergence from bankruptcy.
Transactions with Other Predecessor Sponsor Portfolio Companies
The Predecessor Sponsors were private equity firms that had investments in companies that did business with the Company. For the period from October 1, 2017 through December 15, 2017, the Company recorded $10 million associated with sales of the Company’s products and services to companies in which one or both of the Predecessor Sponsors had investments. For the period from October 1, 2017 through December 15, 2017, the Company purchased goods and services of $15 million from companies in which one or both of the Predecessor Sponsors had investments. In September 2015, a company in which a Predecessor Sponsor had an investment merged with a commercial real estate services firm that began providing management services associated with the Company’s leased properties. Included in the above purchased goods and services amounts was $5 million incurred by the Company for management services provided by the commercial real estate services firm for the period from October 1, 2017 through December 15, 2017.
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
22. Commitments and Contingencies
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
During fiscal 2020 and 2019 (Successor) and the period from December 16, 2017 through September 30, 2018 (Successor), there were no costs incurred in connection with the resolution of legal matters other than those incurred in the ordinary course of business. During the period from October 1, 2017 through December 15, 2017 (Predecessor), costs incurred in connection with the resolution of certain legal matters were $37 million.
Product Warranties
The Company recognizes a liability for the estimated costs that may be incurred to remedy certain deficiencies of quality or performance of the Company’s products. These product warranties extend over a specified period of time, generally ranging up to two years from the date of sale depending upon the product subject to the warranty. The Company accrues a provision for estimated future warranty costs based upon the historical relationship of warranty claims to sales. The Company periodically reviews the adequacy of its product warranties and adjusts, if necessary, the warranty percentage and accrued warranty reserve, which is included in other current and non-current liabilities in the Consolidated Balance Sheets, for actual experience. As of September 30, 2020 and 2019, the amount reserved for product warranties was $2 million. For fiscal 2020 and 2019 (Successor), the period from December 16, 2017 through September 30, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor), product warranty expense recorded in the Consolidated Statements of Operations was $4 million, $3 million, $2 million and $1 million, respectively.
Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements
Letters of Credit and Guarantees
The Company provides guarantees, letters of credit and surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company's performance in accordance with contractual or legal obligations. As of September 30, 2020, the maximum potential payment obligation with regards to letters of credit, guarantees and surety bonds was $52 million. The outstanding letters of credit are collateralized by restricted cash of $4 million which is included in Other assets on the Consolidated Balance Sheets as of September 30, 2020.
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
The Company’s outsourcing agreements with its most significant contract manufacturers automatically renew in July and September for successive periods of twelve months each, subject to specific termination rights for the Company and the contract manufacturers. All manufacturing of the Company’s products is performed in accordance with either detailed requirements or specifications and product designs furnished by the Company and is subject to quality control standards.
Transactions with Nokia
Pursuant to the Contribution and Distribution Agreement effective October 1, 2000 (the "Contribution and Distribution Agreement"), Nokia Corporation ("Nokia", formerly known as Lucent Technologies, Inc. ("Lucent")) contributed to the Company substantially all of the assets, liabilities and operations associated with its enterprise networking businesses (the "Contributed Businesses") and distributed the Company’s stock pro-rata to the shareholders of Lucent ("distribution"). The Contribution and Distribution Agreement, among other things, provides that, in general, the Company will indemnify Nokia for all liabilities including certain pre-distribution tax obligations of Nokia relating to the Contributed Businesses and all contingent liabilities primarily relating to the Contributed Businesses or otherwise assigned to the Company. In addition, the Contribution and Distribution Agreement provides that certain contingent liabilities not allocated to one of the parties will be shared by Nokia and the Company in prescribed percentages. The Contribution and Distribution Agreement also provides that each party will share specified portions of contingent liabilities based upon agreed percentages related to the business of the other party that exceed $50 million. The Company is unable to determine the maximum potential amount of other future payments, if any, that it could be required to make under this agreement.
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
23. Emergence from Voluntary Reorganization under Chapter 11 Proceedings
Plan of Reorganization
On November 28, 2017, the Bankruptcy Court entered an order confirming the Plan of Reorganization. On the Emergence Date, the Plan of Reorganization became effective and the Debtors emerged from bankruptcy.
On or following the Emergence Date and pursuant to the terms of the Plan of Reorganization, the following occurred:
•Debtor-in-Possession Credit Agreement. The Company paid in full the debtor-in-possession credit agreement (the "DIP Credit Agreement") in the amount of $725 million;
•Predecessor Equity and Indebtedness. The Debtors' obligations under stock certificates, equity interests and/or any other instrument or document directly or indirectly evidencing or creating any indebtedness or obligation of, or ownership interest in, the Debtors or giving rise to any claim or equity interest were canceled, except as provided under the Plan of Reorganization;
•Successor Equity. The Company's certificate of incorporation was amended and restated to authorize the issuance of 605.0 million shares of Successor Company stock, consisting of 55.0 million shares of preferred stock, par value $0.01 per share, and 550.0 million shares of common stock, par value $0.01 per share, of which 110.0 million shares of common stock were issued (as discussed below);
•Exit Financing. The Successor Company entered into (1) a term loan credit agreement with a principal amount of $2,925 million maturing on December 15, 2024, and (2) a $300 million asset-based revolving credit facility maturing on December 15, 2022;
•First Lien Debt Claims. All of the Predecessor Company's outstanding obligations under the variable rate term B-3, B-4, B-6, and B-7 loans and the 7% and 9% senior secured notes (collectively, the "Predecessor first lien obligations") were canceled, and the holders of claims under the Predecessor first lien obligations received 99.3 million shares of Successor Company common stock. In addition, the holders of the Predecessor first lien obligations received cash in the amount of $2,061 million;

•Second Lien Debt Claims. All the Predecessor Company's outstanding obligations under the 10.50% senior secured notes (the "Predecessor second lien obligations") were canceled, and the holders of claims under the Predecessor second lien obligations received 4.4 million shares of Successor Company common stock. In addition, holders of the Predecessor second lien obligations received warrants to purchase 5.6 million shares of Successor Company common stock at an exercise price of $25.55 per warrant;
•Claims of Pension Benefit Guaranty Corporation ("PBGC"). The Predecessor Company's outstanding obligations under the Avaya Inc. Pension Plan for Salaried Employees ("APPSE") were terminated and transferred to the PBGC. The PBGC received 6.1 million shares of Successor Company common stock and $340 million in cash; and
•General Unsecured Claims. Holders of the Predecessor Company's general unsecured claims were to receive their pro rata share of the general unsecured recovery pool. A liquidating trust was established in the amount of $58 million (comprised of cash and stock) for the benefit of the general unsecured claims. Included in the 110.0 million Successor Company common stock issued upon emergence were 0.2 million additional shares of common stock that were issued (but were not outstanding) for the benefit of the general unsecured creditors. Any excess cash and/or common stock not distributed to the general unsecured creditors was to be distributed to the holders of the Predecessor first lien obligations.
Section 363 Asset Sale
In July 2017, the Company sold its networking business ("Networking" or the "Networking business") to Extreme Networks, Inc. ("Extreme"). As part of the sale, Extreme paid the Company $70 million, deposited $10 million in an indemnity escrow account and assumed certain liabilities, primarily lease obligations, of $20 million. The Networking business provided wired, WLAN and Fabric technology, and included the related customers, personnel, software and technology assets. The Networking business was comprised primarily of certain assets of the Company's Networking segment (which prior to the sale was a separate operating segment), along with the maintenance and professional services of the Networking business, which was part of the Services segment. Under a transition services agreement (the "TSA"), the Company provided administrative services to Extreme for process support, maintenance services and product logistics on a fee basis. As of September 30, 2018, all activities required to be provided under the TSA were completed and the TSA was terminated. The $10 million indemnity escrow was distributed in September 2018, with the Successor Company receiving $7 million and Extreme receiving the remaining $3 million as final settlement. The Company recorded income from the TSA, net of $5 million and $3 million during the period from December 16, 2017 through September 30, 2018 (Successor) and the period from October 1, 2017 through December 15, 2017 (Predecessor), respectively.
24. Fresh Start Accounting
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
(1)The fair value of the Term Loan Credit Agreement was determined based on a market approach utilizing market-clearing data on the valuation date in addition to bid/ask prices and was estimated to be 99% of par value.
(2)The following assumptions were used when measuring the fair value of the U.S. pension, non-U.S. pension, and post-retirement benefit plans: weighted-average return on assets of 7.75%, 3.80% and 5.90%, and weighted-average discount rate to measure plan obligations of 3.70%, 1.52% and 3.77%, respectively.
(3)The fair value of the Emergence Date Warrants was estimated using the Black-Scholes pricing model.
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
2.Other Current Assets.

(In millions)
Release of restricted cash	$(76)
Reclassification of prepaid debt issuance costs related to the Term Loan Credit Agreement	(42)
Payment of fees related to the ABL Credit Agreement	5
Restricted cash for bankruptcy related professional fees	55
Total other current assets	$(58)

3.Deferred Income Taxes. The adjustment represents the release of the valuation allowance on deferred tax assets for certain non-U.S. subsidiaries which management believes more likely than not will be realized as a result of the bankruptcy reorganization.
4.Other Assets. The adjustment represents the re-establishment of foreign prepaid taxes.
5.Debt Maturing Within One Year. The adjustment represents the net effect of the Company’s repayment of $725 million for the DIP Credit Agreement and Term Loan Credit Agreement principal payments of $29 million due over the next year.
6.Accounts Payable. The net decrease of $49 million includes $50 million for professional fees that were reclassified to Other current liabilities for accrued bankruptcy related professional fees that were paid from an escrow account and a payment of $3 million of bankruptcy related professional fees, partially offset by reinstatement of $4 million contract cure costs from liabilities subject to compromise.
7.Payroll and Benefit Obligations. The Company reinstated $23 million of liabilities subject to compromise related to the post-employment and post-retirement benefit obligations.
8.Deferred Revenue. The reinstatement of liabilities subject to compromise was $79 million of which $50 million is included in deferred revenue and $29 million in other liabilities.
9.Business Restructuring Reserve. The reinstatement of liabilities subject to compromise was $7 million, of which $3 million is current and $4 million is non-current.
10.Other Current Liabilities.

(In millions)
Reclassification of accrued bankruptcy related professional fees	$50
Reinstatement of other current liabilities	16
Payment of accrued interest on the DIP Credit Agreement	(1)
Total other current liabilities	$65
11.Exit Financing. In accordance with the Plan of Reorganization, the Company entered into the Term Loan Credit Agreement with a principal amount of $2,925 million, and the ABL Credit Agreement, which allows borrowings up to an aggregate principal amount of $300 million, subject to borrowing base availability.

(In millions)
Term Loan Credit Agreement	$2,925
Less:
Discount	(29)
Upfront and underwriting fees	(54)
Cash received upon emergence from bankruptcy	2,842
Reclassification of debt issuance costs incurred prior to emergence from bankruptcy	(42)
Current portion of Long-term debt	(29)
Long-term debt, net of current portion	$2,771
12.Pension Obligations. In accordance with the Plan of Reorganization, the Company reinstated from liabilities subject to compromise $295 million related to the Avaya Pension Plan for represented employees and also contributed $49 million to the related pension trust.
13.Other Post-retirement Obligations. Other post-retirement benefit obligations of $212 million were reinstated from liabilities subject to compromise.
14.Deferred Income Taxes. The adjustment represents the reinstatement of the deferred tax liability that was included in liabilities subject to compromise.
15.Other Liabilities. The increase of $233 million primarily relates to the reinstatement of employee benefits, tax liabilities and deferred revenue from liabilities subject to compromise. Also included is the value of the Emergence Date Warrants issued to the holders of the Predecessor second lien obligations.
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
17.Cancellation of Predecessor Preferred and Common Stock. All common stock, Series A and B preferred stock and all other equity awards of the Predecessor Company were canceled on the Emergence Date without any recovery on account thereof.
18.Issuance of Successor Common Stock and Emergence Date Warrants. In settlement of the Company's $5,721 million Predecessor first lien obligations and Predecessor second lien obligations, the holders of the Predecessor first lien obligations received a total of 99.3 million shares of common stock (fair value of $1,509 million) and $2,061 million in cash and the holders of the Predecessor second lien obligations received a total of 4.4 million shares of common stock (fair value of $67 million) and 5.6 million Emergence Date Warrants to purchase a like amount of common shares (fair value of $17 million). In addition, as part of the Plan of Reorganization, the Company completed a distressed termination of the APPSE in accordance with a stipulation settlement with the PBGC, the PBGC received $340 million in cash and 6.1 million shares of common stock (fair value of $92 million).
19.Accumulated Deficit.

(In millions)
Accumulated deficit:
Net gain on settlement of liabilities subject to compromise	$1,778
Expense for certain professional fees	(26)
Benefit from income taxes	118
Cancellation of Predecessor equity awards	6
Cancellation of Predecessor Preferred stock Series B	397
Cancellation of Predecessor Preferred stock Series A	186
Cancellation of Predecessor Common stock	2,387
Total	$4,846

20.Accumulated Comprehensive Loss. The changes to Accumulated comprehensive loss relate to the settlement of the APPSE and the Avaya Supplemental Pension Plan ("ASPP") and the associated taxes.
Fresh Start Adjustments

At the Emergence Date, the Company met the requirements under ASC 852 for the adoption of fresh start accounting. These adjustments reflect actual amounts recorded as of the Emergence Date.
21.Accounts Receivable. This adjustment relates to a change in accounting policy for the way the Company will present uncollected deferred revenue upon emergence from bankruptcy. The Company offset such deferred revenue against the related account receivable.
22.Inventory. This adjustment relates to the write-up of inventory to fair value based on estimated selling prices, less costs of disposal.
23.Other Current Assets. This adjustment reflects the write-off of certain prepaid commissions, deferred installation costs and debt issuance costs that do not meet the definition of an asset upon emergence.
24.Property, Plant and Equipment. An adjustment of $116 million was recorded to increase the net book value of property, plant and equipment to its estimated fair value based on estimated current acquisition price, plus costs to make the property fully operational.

The following table reflects the components of property, plant and equipment, net as of December 15, 2017:

(In millions)
Buildings and improvements	$82
Machinery and equipment	38
Rental equipment	85
Assets under construction	13
Internal use software	92
Total property, plant and equipment	310
Less: accumulated depreciation and amortization	—
Property, plant and equipment, net	$310
25.Deferred Income Tax. The adjustment represents the release of the valuation allowance on deferred tax assets for certain non-U.S. subsidiaries which management believes more likely than not will be realized as a result of future taxable income from the reversal of deferred tax liabilities that were established as part of fresh start accounting.
26.Intangible Assets. The Company recorded an adjustment to intangible assets for $3,137 million as follows:

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

28.Other Assets. The $27 million decrease to other assets is related to prepaid commissions that do not meet the definition of an asset upon emergence as there is no future benefit to the Successor Company.
29.Deferred Revenue. The fair value of deferred revenue, which principally relates to payments on annual maintenance contracts, was determined by deducting selling costs and associated profit from the Predecessor Company deferred revenue balance to arrive at the costs and profit associated with fulfilling the liability. Additionally, the decrease includes the impact of an accounting policy change whereby the Successor Company no longer recognizes deferred revenue relating to sales transactions that have been billed, but for which the related account receivable has not yet been collected.
30.Other Current Liabilities. The decrease of $3 million to other current liabilities is related to the fair value of real estate leases determined to be above or below market using the income approach based on the difference between the contractual rental rate and the estimated market rental rate, discounted utilizing a risk-related discount rate.
31.Long-term Debt. The fair value of the Term Loan Credit Agreement was determined based on a market approach utilizing market-clearing data on the valuation date in addition to bid/ask prices.
32.Deferred Income Taxes. The adjustment represents the establishment of deferred tax liabilities related to book/tax differences created by fresh start accounting adjustments. The amount is net of the release of the valuation allowance on deferred tax assets, which management believes more likely than not will be realized as a result of future taxable income from the reversal of such deferred tax liabilities.
33.Business Restructuring Reserve. The Company recorded an increase to its non-current business restructuring reserves based on estimated future cash flows applied to a current discount rate at emergence.
34.Other Liabilities. A decrease in other liabilities of $43 million relates to deferred revenue and real estate leases as previously discussed.
35.Accumulated Other Comprehensive Loss. The remaining balance in Accumulated comprehensive loss was reversed to Reorganization expenses, net.
36.Fresh Start Adjustments. The following table reflects the cumulative impact of the fresh start adjustments as discussed above, the elimination of the Predecessor Company's accumulated other comprehensive loss and the adjustments required to eliminate accumulated deficit:

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

25. Quarterly Financial Data (Unaudited)
The following tables present unaudited quarterly financial data. This information has been derived from the Company’s unaudited financial statements and has been prepared on the same basis as the audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

(In millions, except per share amounts)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal year ended September 30, 2020
Revenue	$755	$721	$682	$715
Gross profit	418	397	371	394
Operating income (loss)	74	53	(597)	15
Benefit from (provision for) income taxes	20	(20)	(37)	(25)
Net income (loss)	37	9	(672)	(54)
Net income (loss) attributable to common stockholders	33	7	(673)	(59)
Earnings (loss) per common share - basic	$0.40	$0.08	$(7.24)	$(0.54)
Earnings (loss) per common share - diluted	$0.39	$0.08	$(7.24)	$(0.54)

(In millions, except per share amounts)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal year ended September 30, 2019
Revenue	$723	$717	$709	$738
Gross profit	392	390	386	407
Operating income (loss)	52	(613)	38	50
(Provision for) benefit from income taxes	(32)	27	6	(3)
Net (loss) income	(34)	(633)	(13)	9
Net (loss) income attributable to common stockholders	(34)	(633)	(13)	9
Earnings (loss) per common share - basic	$(0.31)	$(5.70)	$(0.12)	$0.08
Earnings (loss) per common share - diluted	$(0.31)	$(5.70)	$(0.12)	$0.08
26. Condensed Financial Information of Parent Company
Avaya Holdings has no material assets or stand-alone operations other than its ownership in Avaya Inc. and its subsidiaries.
These condensed financial statements have been presented on a "Parent Company only" basis. Under a Parent Company only basis of presentation, the Company's investments in its consolidated subsidiaries are presented using the equity method of accounting. These Parent Company only condensed financial statements should be read in conjunction with the Company's Consolidated Financial Statements.
The following presents:
(1)the Successor Company, Parent Company only, statements of financial position as of September 30, 2020 and 2019, the statements of operations, comprehensive (loss) income and cash flows for the fiscal years ended September 30, 2020 and 2019 and the period from December 16, 2017 through September 30, 2018, and;
(2)the Predecessor Company, Parent Company only, statements of operations, comprehensive (loss) income and cash flows for the period from October 1, 2017 through December 15, 2017.

Avaya Holdings Corp.
Parent Company Only
Condensed Statements of Financial Position
(In millions)

	As of September 30,
	2020	2019
ASSETS
Investment in Avaya Inc.	$888	$1,604
TOTAL ASSETS	$888	$1,604

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Long-term debt	$291	$273
Other liabilities	233	31
TOTAL LIABILITIES	524	304
Commitments and contingencies
Convertible series A preferred stock; 125,000 shares issued and outstanding at September 30, 2020 and no shares issued and outstanding at September 30, 2019	128	—
TOTAL STOCKHOLDERS' EQUITY	236	1,300
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$888	$1,604

Avaya Holdings Corp.
Parent Company Only
Condensed Statements of Operations
(In millions, except per share amounts)

	Successor			Predecessor
	Fiscal years ended September 30,		Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017
	2020	2019
Equity in net (loss) income of Avaya Inc.	$(616)	$(672)	$311	$2,977
Selling, general and administrative	(35)	(3)	—	—
Interest expense	(26)	(25)	(3)	—
Other (expense) income, net	(3)	29	(21)	—
(LOSS) INCOME BEFORE INCOME TAXES	(680)	(671)	287	2,977
Provision for income taxes	—	—	—	—
NET (LOSS) INCOME	(680)	(671)	287	2,977
Less: Accretion and accrued dividends on Series A preferred stock	(7)	—	—	—
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(687)	$(671)	$287	$2,977

(LOSS) EARNINGS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS
Basic	$(7.45)	$(6.06)	$2.61	$5.19
Diluted	$(7.45)	$(6.06)	$2.58	$5.19
Weighted average shares outstanding
Basic	92.2	110.8	109.9	497.3
Diluted	92.2	110.8	111.1	497.3

Avaya Holdings Corp.
Parent Company Only
Condensed Statements of Comprehensive (Loss) Income
(In millions)

	Successor			Predecessor
	Fiscal years ended September 30,		Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017
	2020	2019
Net (loss) income	$(680)	$(671)	$287	$2,977
Equity in other comprehensive (loss) income of Avaya Inc.	(72)	(191)	18	658
Elimination of Predecessor Company accumulated other comprehensive loss	—	—	—	790
Comprehensive (loss) income	$(752)	$(862)	$305	$4,425

Avaya Holdings Corp.
Parent Company Only
Condensed Statements of Cash Flows
(In millions)

	Successor			Predecessor
	Fiscal years ended September 30,		Period from December 16, 2017 through September 30, 2018	Period from October 1, 2017 through December 15, 2017
	2020	2019
Net (loss) income	$(680)	$(671)	$287	$2,977
Adjustments to reconcile net (loss) income to net cash used for operating activities:
Equity in net loss (income) of Avaya Inc.	616	672	(311)	(2,977)
Share-based compensation	2	2	—	—
Amortization of debt issuance costs	18	17	4	—
Change in fair value of emergence date warrants	3	(29)	17	—
Changes in operating assets and liabilities	—	9	3	—
Net cash used for operating activities	(41)	—	—	—
Net cash used for investing activities	—	—	(314)	—
Net cash provided by financing activities	41	—	314	—
Net increase (decrease) in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—	$—

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
As of September 30, 2020, the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020 to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
The Company’s management, including the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, management has concluded that its internal control over financial reporting was effective as of September 30, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended September 30, 2020.

Item 11.	Executive Compensation
Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended September 30, 2020.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended September 30, 2020.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended September 30, 2020.

Item 14.	Principal Accountant Fees and Services
Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended September 30, 2020.

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
INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Second Amended Joint Chapter 11 Plan of Reorganization of Avaya Inc. and its Debtor Affiliates	10-12B	001-38289	2.1	December 15, 2017
3.1	Amended and Restated Certificate of Incorporation of Avaya Holdings Corp.	10-12B	001-38289	3.1	December 15, 2017
3.2	Certificate of Designations of the Series A Convertible Preferred Stock	8-K	001-38289	3.1	October 31, 2019
3.3	Amended and Restated Bylaws of Avaya Holdings Corp.	8-K	001-38289	3.1	November 14, 2018
4.1	Form of Certificate of Common Stock of Avaya Holdings Corp.	10-12B	001-38289	4.1	December 15, 2017
4.2	Form of Registration Rights Agreement between Avaya Holdings Corp. and the stockholders party thereto	10-12B	001-38289	4.2	December 15, 2017
4.3	Description of Capital Stock	10-K	001-38289	4.3	November 29, 2019
4.4	Warrant Agreement, dated as of December 15, 2017, between Avaya Holdings Corp. and American Stock Transfer & Trust Company, LLC	10-12B	001-38289	4.6	December 15, 2017
4.5	Form of Warrant Certificate	10-12B	001-38289	4.7	December 15, 2017
4.6	Indenture, dated June 11, 2018, by and between Avaya Holdings Corp. and The Bank of New York Mellon Trust Company, N.A.	8-K	001-38289	4.1	June 12, 2018
4.7	Indenture, dated September 25, 2020, among Avaya Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee and notes collateral agent					X
10.1	Investment Agreement, dated as of October 3, 2019, by and between Avaya Holdings Corp. and RingCentral, Inc.	8-K	001-38289	10.1	October 3, 2019
10.2	Investor Rights Agreement, dated October 31, 2019, by and between Avaya Holdings Corp. and RingCentral, Inc.	8-K	001-38289	10.1	October 31, 2019
10.3 +	First Amended and Restated Framework Agreement, dated as of February 10, 2020, by and between Avaya Inc. and RingCentral, Inc.	10-Q	001-38289	10.1	February 10, 2020
10.4	Term Loan Credit Agreement, dated as of December 15, 2017, by and among Avaya Inc., Avaya Holdings Corp., Goldman Sachs Bank USA, as administrative agent and collateral agent, the subsidiary guarantors party thereto and each lender from time to time party thereto	10-12B	001-38289	10.5	December 22, 2017

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.5	Amendment No. 1, dated as of June 18, 2018, to the Term Loan Credit Agreement, dated as of December 15, 2017, among Avaya Inc., as borrower, Avaya Holdings Corp., the lenders from time to time party thereto, Goldman Sachs Bank USA, as the Administrative Agent and the Collateral Agent, and the other parties from time to time party thereto	8-K	001-38289	10.1	June 20, 2018
10.6
Amendment No. 2, dated as of September 25, 2020, to the Term Loan Credit Agreement, dated as of December 15, 2017, among Avaya Inc., as borrower, Avaya Holdings Corp., the lenders from time to time party thereto, Goldman Sachs Bank USA, as the Administrative Agent and the Collateral Agent, and the other parties from time to time party thereto
						X
10.7	ABL Credit Agreement, dated as of December 15, 2017, among Avaya Inc., Avaya Holdings Corp., Avaya Canada Corp., Avaya UK, Avaya International Sales Limited, Avaya Deutschland GmbH, Avaya GmbH & Co. KG, Citibank, N.A. as collateral agent and administrative agent, the lending institutions from time to time party thereto and the lending institutions named therein as letters of credit issuers and swing line lenders	10-12B	001-38289	10.6	December 22, 2017
10.8
Amendment No. 1, dated as of September 25, 2020, to the ABL Credit Agreement, dated as of December 15, 2017, among Avaya Inc., Avaya Holdings Corp., Avaya Canada Corp., Avaya UK, Avaya International Sales Limited, Avaya Deutschland GmbH, Avaya GmbH & Co. KG, Citibank, N.A. as collateral agent and administrative agent, the lending institutions from time to time party thereto and the lending institutions named therein as letters of credit issuers and swing line lenders
						X
10.9*	Avaya Holdings Corp. 2017 Equity Incentive Plan	10-12B	001-38289	10.7	December 15, 2017
10.10*	Form of Restricted Stock Unit Emergence Award Agreement Pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan for James M. Chirico, Jr.	10-12B	001-38289	10.9	December 22, 2017
10.11*	Form of Restricted Stock Unit Emergence Award Agreement Pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan for Senior Executives	10-12B	001-38289	10.10	December 22, 2017
10.12*	Form of Restricted Stock Unit Emergence Award Agreement Pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan for Other Employees	10-12B	001-38289	10.11	December 22, 2017
10.13*	Form of Nonqualified Stock Option Emergence Award Agreement Pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan for James M. Chirico, Jr.	10-12B	001-38289	10.12	December 22, 2017
10.14*	Form of Nonqualified Stock Option Emergence Award Agreement Pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan for Senior Executives	10-12B	001-38289	10.13	December 22, 2017
10.15*	Form of Nonqualified Stock Option Emergence Award Agreement Pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan for Other Employees	10-12B	001-38289	10.14	December 22, 2017
10.16*	Form of Restricted Stock Unit Award Agreement pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan	10-Q	001-38289	10.1	August 14, 2018
10.17*	Form of Nonqualified Stock Option Award Agreement pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan	10-Q	001-38289	10.2	August 14, 2018
10.18*	Form of Performance Restricted Stock Unit Award Agreement pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan	10-Q	001-38289	10.1	February 15, 2019
10.19*	Form of Performance Restricted Stock Unit Award Agreement for the Chief Executive Officer pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan	10-Q	001-38289	10.2	February 15, 2019

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.20*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan	10-Q	001-38289	10.1	May 15, 2018
10.21*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan	10-Q	001-38289	10.3	February 15, 2019
10.22*	Avaya Holdings Corp. 2019 Omnibus Inducement Equity Plan	S-8	333-234716	99.2	November 15, 2019
10.23*	Form of Restricted Stock Unit Award Agreement pursuant to the Avaya Holdings Corp. 2019 Omnibus Inducement Equity Plan	10-Q	001-38289	10.4	February 10, 2020
10.24*	Form of Nonqualified Stock Option Award Agreement Pursuant to the Avaya Holdings Corp. 2019 Omnibus Inducement Equity Plan	10-Q	001-38289	10.5	February 10, 2020
10.25*	Avaya Holdings Corp. 2019 Equity Incentive Plan	S-8	333-234716	99.1	November 15, 2019
10.26*	Form of Restricted Stock Unit Award Agreement pursuant to the Avaya Holdings Corp. 2019 Equity Incentive Plan	10-Q	001-38289	10.1	May 11, 2020
10.27*	Form of Non-Qualified Stock Option Award Agreement pursuant to the Avaya Holdings Corp. 2019 Equity Incentive Plan	10-Q	001-38289	10.2	May 11, 2020
10.28*	Form of Performance Restricted Stock Unit Award Agreement pursuant to the Avaya Holdings Corp. 2019 Equity Incentive Plan	10-Q	001-38289	10.3	May 11, 2020
10.29*	Form of Restricted Stock Unit Award Agreement pursuant to the Avaya Holdings Corp. 2019 Equity Incentive Plan					X
10.30*	Form of Performance Restricted Stock Unit Award Agreement pursuant to the Avaya Holdings Corp. 2019 Equity Incentive Plan					X
10.31*	Form of Non-Employee Director Deferred Restricted Stock Unit Award Agreement pursuant to the Avaya Holdings Corp. 2019 Equity Incentive Plan	10-Q	001-38289	10.4	May 11, 2020
10.32*	Avaya Holdings Corp. 2020 Employee Stock Purchase Plan	10-Q	001-38289	10.5	May 11, 2020
10.33*	Avaya Inc. Executive Annual Incentive Plan, effective March 7, 2018	8-K	001-38289	10.1	March 8, 2018
10.34*	Avaya Inc. Involuntary Separation Plan for Senior Executives, dated May 16, 2018	8-K	001-38289	10.1	May 18, 2018
10.35*	Avaya Inc. Change in Control Severance Plan, dated May 16, 2018	8-K	001-38289	10.2	May 18, 2018
10.36*	First Amendment to Avaya Inc. Change in Control Severance Plan, dated May 16, 2018, effective February 11, 2019	10-Q	001-38289	10.4	February 15, 2019
10.37	Base Convertible Bond Hedge Confirmation, by and between Avaya Holdings Corp. and Barclays Bank PLC, dated June 6, 2018	8-K	001-38289	10.1	June 12, 2018
10.38	Base Convertible Bond Hedge Confirmation, by and between Avaya Holdings Corp. and Credit Suisse Capital LLC, dated June 6, 2018	8-K	001-38289	10.2	June 12, 2018
10.39	Base Convertible Bond Hedge Confirmation, by and between Avaya Holdings Corp. and JPMorgan Chase Bank, National Association, dated June 6, 2018	8-K	001-38289	10.3	June 12, 2018
10.40	Base Warrant Confirmation, by and between Avaya Holdings Corp. and Barclays Bank PLC, dated June 6, 2018	8-K	001-38289	10.4	June 12, 2018
10.41	Base Warrant Confirmation, by and between Avaya Holdings Corp. and Credit Suisse Capital LLC, dated June 6, 2018	8-K	001-38289	10.5	June 12, 2018

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.42	Base Warrant Confirmation, by and between Avaya Holdings Corp. and JPMorgan Chase Bank, National Association, dated June 6, 2018	8-K	001-38289	10.6	June 12, 2018
10.43	Additional Convertible Bond Hedge Confirmation, by and between Avaya Holdings Corp. and Barclays Bank PLC, dated June 26, 2018	8-K	001-38289	10.1	June 28, 2018
10.44	Additional Convertible Bond Hedge Confirmation, by and between Avaya Holdings Corp. and Credit Suisse Capital LLC, dated June 26, 2018	8-K	001-38289	10.2	June 28, 2018
10.45	Additional Convertible Bond Hedge Confirmation, by and between Avaya Holdings Corp. and JPMorgan Chase Bank, National Association, dated June 26, 2018	8-K	001-38289	10.3	June 28, 2018
10.46	Additional Warrant Confirmation, by and between Avaya Holdings Corp. and Barclays Bank PLC, dated June 26, 2018	8-K	001-38289	10.4	June 28, 2018
10.47	Additional Warrant Confirmation, by and between Avaya Holdings Corp. and Credit Suisse Capital LLC, dated June 26, 2018	8-K	001-38289	10.5	June 28, 2018
10.48	Additional Warrant Confirmation, by and between Avaya Holdings Corp. and JPMorgan Chase Bank, National Association, dated June 26, 2018	8-K	001-38289	10.6	June 28, 2018
10.49*	Executive Employment Agreement, dated November 13, 2017, between James M. Chirico, Jr. and Avaya Inc.	10-12B	001-38289	10.8	December 15, 2017
10.50*	Amendment No. 1 to Executive Employment Agreement, dated January 3, 2020, between James M. Chirico, Jr. and Avaya Inc.	8-K	001-38289	10.1	January 6, 2020
10.51*	Employment Offer Letter, dated January 30, 2019, between Kieran McGrath and Avaya Inc.	10-K	001-38289	10.38	November 29, 2019
10.52*	Employment Offer Letter, dated November 16, 2017, between Shefali Shah and Avaya Inc.	10-K	001-38289	10.39	November 29, 2019
10.53*	Employment Offer Letter, dated November 3, 2019, between Anthony F. Bartolo and Avaya Inc.					X
10.54*	Employment Offer Letter, dated August 9, 2020, between Stephen D. Spears and Avaya Inc.					X
10.55*	Form of Director and Officer Indemnification Agreement	10-12B	001-38289	10.1	December 22, 2017
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
23.2	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of James M. Chirico, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Kieran J. McGrath, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of James M. Chirico, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Kieran J. McGrath, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

104	Cover Page Interactive Data File (Formatted as Inline XBRL in Exhibit 101)	X
* Indicates management contract or compensatory plan or arrangement.
+ Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K, which portions will be furnished to the Securities and Exchange Commission upon request.
(c) Not applicable.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 25, 2020.

AVAYA HOLDINGS CORP.

By:	/s/ KEVIN SPEED
Name:	Kevin Speed
Title:	Vice President, Controller and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES M. CHIRICO, JR.	Director, President and Chief Executive Officer (Principal Executive Officer)	November 25, 2020
James M. Chirico, Jr.
/s/ KIERAN J. MCGRATH	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	November 25, 2020
Kieran J. McGrath
/s/ KEVIN SPEED	Vice President, Corporate Controller and Chief Accounting Officer	November 25, 2020
Kevin Speed
/s/ WILLIAM D. WATKINS	Chairman of the Board of Directors	November 25, 2020
William D. Watkins
/s/ STEPHAN SCHOLL	Director	November 25, 2020
Stephan Scholl
/s/ SUSAN L. SPRADLEY	Director	November 25, 2020
Susan L. Spradley
/s/ STANLEY J. SUTULA, III	Director	November 25, 2020
Stanley J. Sutula, III
/s/ ROBERT THEIS	Director	November 25, 2020
Robert Theis
/s/ SCOTT D. VOGEL	Director	November 25, 2020
Scott D. Vogel
/s/ JACQUELINE E. YEANEY	Director	November 25, 2020
Jacqueline E. Yeaney