Form 10-Q
period 2020-12-31
Avaya Holdings Corp.
filed 2021-02-09
CIK 1418100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of January 31, 2021, 83,902,999 shares of common stock, $.01 par value, of the registrant were outstanding.

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

Avaya Holdings Corp.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three months ended December 31,
	2020	2019
REVENUE
Products	$266	$298
Services	477	417
	743	715
COSTS
Products:
Costs	105	104
Amortization of technology intangible assets	43	43
Services	179	174
	327	321
GROSS PROFIT	416	394
OPERATING EXPENSES
Selling, general and administrative	255	283
Research and development	55	52
Amortization of intangible assets	40	41
Restructuring charges, net	4	3
	354	379
OPERATING INCOME	62	15
Interest expense	(56)	(58)
Other income, net	—	14
INCOME (LOSS) BEFORE INCOME TAXES	6	(29)
Provision for income taxes	(10)	(25)
NET LOSS	$(4)	$(54)
LOSS PER SHARE
Basic	$(0.06)	$(0.54)
Diluted	$(0.06)	$(0.54)
Weighted average shares outstanding
Basic	83.8	109.0
Diluted	83.8	109.0
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Three months ended December 31,
	2020	2019
Net loss	$(4)	$(54)
Other comprehensive income:
Pension, post-retirement and postemployment benefit-related items	12	—
Cumulative translation adjustment	(6)	3
Change in interest rate swaps, net of income taxes of $(2) for the three months ended December 31, 2019	11	7
Other comprehensive income	17	10
Total comprehensive income (loss)	$13	$(44)
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share and share amounts)

	December 31, 2020	September 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$750	$727
Accounts receivable, net	258	275
Inventory	53	54
Contract assets, net	325	296
Contract costs	128	115
Other current assets	124	112
TOTAL CURRENT ASSETS	1,638	1,579
Property, plant and equipment, net	276	268
Deferred income taxes, net	38	31
Intangible assets, net	2,476	2,556
Goodwill, net	1,482	1,478
Operating lease right-of-use assets	162	160
Other assets	158	159
TOTAL ASSETS	$6,230	$6,231
LIABILITIES
Current liabilities:
Accounts payable	$292	$242
Payroll and benefit obligations	153	198
Contract liabilities	408	446
Operating lease liabilities	49	49
Business restructuring reserves	21	21
Other current liabilities	190	181
TOTAL CURRENT LIABILITIES	1,113	1,137
Non-current liabilities:
Long-term debt	2,893	2,886
Pension obligations	766	749
Other post-retirement obligations	203	215
Deferred income taxes, net	38	38
Contract liabilities	362	373
Operating lease liabilities	131	129
Business restructuring reserves	26	28
Other liabilities	309	312
TOTAL NON-CURRENT LIABILITIES	4,728	4,730
TOTAL LIABILITIES	5,841	5,867
Commitments and contingencies (Note 20)
Preferred stock, $0.01 par value; 55,000,000 shares authorized at December 31, 2020 and September 30, 2020
Convertible series A preferred stock; 125,000 shares issued and outstanding at December 31, 2020 and September 30, 2020	129	128
STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; 550,000,000 shares authorized; 83,781,354 shares issued and outstanding at December 31, 2020; and 83,278,383 shares issued and outstanding at September 30, 2020	1	1
Additional paid-in capital	1,463	1,449
Accumulated deficit	(976)	(969)
Accumulated other comprehensive loss	(228)	(245)
TOTAL STOCKHOLDERS' EQUITY	260	236
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,230	$6,231
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In millions)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value
Balance as of September 30, 2020	83.3	$1	$1,449	$(969)	$(245)	$236
Issuance of common stock under the equity incentive plan	0.3					—
Issuance of common stock under the employee stock purchase plan	0.3		3			3
Shares repurchased and retired for tax withholding on vesting of restricted stock units	(0.1)		(2)			(2)
Share-based compensation expense			14			14
Preferred stock dividends accrued			(1)			(1)
Adjustment for adoption of new accounting standard (Note 2)				(3)		(3)
Net loss				(4)		(4)
Other comprehensive income					17	17
Balance as of December 31, 2020	83.8	$1	$1,463	$(976)	$(228)	$260

Balance as of September 30, 2019	111.0	$1	$1,761	$(289)	$(173)	$1,300
Issuance of common stock under the equity incentive plan	0.3					—
Shares repurchased and retired for tax withholding on vesting of restricted stock units	(0.1)		(2)			(2)
Shares repurchased and retired under share repurchase program	(10.7)		(142)			(142)
Share-based compensation expense			6			6
Accretion of preferred stock to redemption value			(4)			(4)
Preferred stock dividends accrued			(1)			(1)
Net loss				(54)		(54)
Other comprehensive income					10	10
Balance as of December 31, 2019	100.5	$1	$1,618	$(343)	$(163)	$1,113
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three months ended December 31,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(4)	$(54)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	103	107
Share-based compensation	14	6
Amortization of debt discount and issuance costs	7	8
Deferred income taxes, net	2	(8)
Change in fair value of emergence date warrants	5	3
Unrealized loss on foreign currency transactions	11	9
Unrealized gain on equity securities	—	(1)
Realized gain on sale of equity securities	—	(11)
Other non-cash credits, net	—	(14)
Changes in operating assets and liabilities:
Accounts receivable	23	35
Inventory	2	3
Operating lease right-of-use assets and liabilities	—	3
Contract assets	(32)	(18)
Contract costs	(8)	(8)
Accounts payable	51	(15)
Payroll and benefit obligations	(57)	(10)
Business restructuring reserves	(4)	(6)
Contract liabilities	(56)	(25)
Other assets and liabilities	(9)	8
NET CASH PROVIDED BY OPERATING ACTIVITIES	48	12
INVESTING ACTIVITIES:
Capital expenditures	(27)	(26)
Proceeds from sale of marketable securities	—	294
NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(27)	268
FINANCING ACTIVITIES:
Shares repurchased under share repurchase program	—	(132)
Proceeds from issuance of Series A Preferred Stock, net of issuance costs of $4	—	121
Repayment of Term Loan Credit Agreement	—	(250)
Principal payments for financing leases	(7)	(3)
Proceeds from other financing arrangements	1	—
Payment of acquisition-related contingent consideration	—	(5)
Debt issuance costs	(2)	—
Proceeds from Employee Stock Purchase Plan	4	—
Other financing activities, net	(2)	(2)
NET CASH USED FOR FINANCING ACTIVITIES	(6)	(271)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	9	5
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	24	14
Cash, cash equivalents, and restricted cash at beginning of period	731	756
Cash, cash equivalents, and restricted cash at end of period	$755	$770
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Background and Basis of Presentation
Background
Avaya Holdings Corp. (the "Parent" or "Avaya Holdings"), together with its consolidated subsidiaries (collectively, the "Company" or "Avaya"), is a global leader in digital communications products, solutions and services for businesses of all sizes delivering its technology predominantly through software and services. Avaya builds open, converged and innovative solutions to enhance and simplify communications and collaboration in the cloud, on-premise or a hybrid of both. The Company's global team of professionals delivers services from initial planning and design, to implementation and integration, to ongoing managed operations, optimization, training and support. The Company manages its business operations in two segments, Products & Solutions and Services. The Company sells directly to customers through its worldwide sales force and indirectly through its global network of channel partners, including distributors, service providers, dealers, value-added resellers, system integrators and business partners that provide sales and services support.
Basis of Presentation
Avaya Holdings has no material assets or standalone operations other than its ownership of direct wholly-owned subsidiary Avaya Inc. and its subsidiaries. The accompanying unaudited interim Condensed Consolidated Financial Statements reflect the operating results of Avaya Holdings and its consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial statements. The unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2020, included in the Company's Annual Report on Form 10-K filed with the SEC on November 25, 2020. In management's opinion, these unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary to fairly state the results of operations, financial position and cash flows for the periods indicated. The condensed consolidated results of operations for the interim periods reported are not necessarily indicative of the results for the entire fiscal year.
Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates. During the second quarter of fiscal 2020, the World Health Organization characterized a novel strain of coronavirus ("COVID-19") as a pandemic. The spread of COVID-19 around the globe and the actions required to mitigate its impact have created substantial disruption to the global economy. The duration of the pandemic and the long-term impacts on the global economy are uncertain. The pandemic may affect management’s estimates and assumptions, in particular those that require a projection of our financial results, our cash flows or broader economic conditions, such as the collectability of accounts receivable, sales returns and allowances, the use and recoverability of inventory, the realization of deferred tax assets, annual effective tax rate, the fair value of equity compensation, the recoverability of long-lived assets, useful lives and impairment of tangible and intangible assets including goodwill, business restructuring reserves and fair value measurements. During fiscal 2020, the Company recognized a significant goodwill impairment charge as a result of the COVID-19 pandemic which is further described in Note 7, “Goodwill, net” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020 filed with the SEC on November 25, 2020. The COVID-19 pandemic did not have a material impact on the Company's operating results during the first quarter of fiscal 2021.
2. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The amendments also improve consistent application of and simplify GAAP for other areas of ASC 740 by clarifying and amending existing guidance. The Company early adopted this standard as of October 1, 2020. The adoption of this standard did not have a material impact on the Company's Condensed Consolidated Financial Statements.
In August 2018, the FASB issued ASU No. 2018-15, "Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract." This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted this standard as of October 1, 2020 on a prospective basis. The adoption of this standard did not have a material impact on the Company's Condensed Consolidated Financial Statements, however, the future impact of the standard will depend on the nature of future transactions within its scope.
In August 2018, the FASB issued ASU No. 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." This standard modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. This standard removes disclosures that are not considered cost beneficial, clarifies certain required disclosures and adds additional disclosures. The Company adopted this standard as of October 1, 2020 using the retrospective transition method. The adoption of this standard did not result in material changes to the Company’s benefit plan disclosures.
In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." This standard modifies the disclosure requirements on fair value measurements by removing or modifying certain existing disclosure requirements and adding additional disclosure requirements. The Company adopted this standard as of October 1, 2020. The adoption of this standard did not result in material changes to the Company's fair value disclosures.
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This standard, along with other guidance subsequently issued by the FASB, requires entities to estimate expected credit losses for certain types of financial instruments, including trade receivables and contract assets, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The standard also expands the disclosure requirements to enable users of financial statements to understand the entity's assumptions, models and methods for estimating expected credit losses. The Company adopted the standard on October 1, 2020 using the modified retrospective transition method. On October 1, 2020, the beginning of the Company’s fiscal 2021, the Company recorded a net increase to the opening Accumulated deficit balance of $3 million, net of tax, due to the cumulative impact of adopting the standard. The impact was primarily related to the Company’s accounts receivable and contract asset balances on the adoption date.
Updates to Significant Accounting Policies for Recently Adopted Accounting Pronouncements
The Company's significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020 filed with the SEC on November 25, 2020 have been updated to include the following new policies as a result of adopting ASU Nos. 2018-15 and 2016-13:
Cloud Computing Arrangement Implementation Costs
The Company periodically enters into cloud computing arrangements to access and use third-party software in support of its operations. The Company assesses its cloud computing arrangements with vendors to determine whether the contract meets the definition of a service contract or software license. For cloud computing arrangements that meet the definition of a service contract, the Company capitalizes implementation costs incurred during the application development stage as a prepaid expense and amortizes the costs on a straight-line basis over the term of the contract. Costs related to data conversion, training and other maintenance activities are expensed as incurred. Implementation costs for cloud computing arrangements that meet the definition of a software license are accounted for consistent with software developed or obtained for internal use as detailed in the Company’s existing Property, Plant and Equipment accounting policy.
Allowance for Credit Losses
The Company performs ongoing credit evaluations of its customers and generally does not require collateral from its customers. The Company estimates an allowance for credit losses using relevant available information from internal and external sources that consider historical experience, current conditions and reasonable and supportable forecasts. A separate allowance is measured for the Company’s accounts receivable, short-term contract asset and long-term contract asset balances. Each allowance is assessed on a collective basis by pooling assets with similar risk characteristics. The Company pools its accounts receivable and short-term contract assets based on aging status and its long-term contract assets by customer credit rating as published by third-party credit agencies. Historical loss experience provides the basis for the estimation of expected credit losses for accounts receivables and short-term contract assets. The Company uses probability of default rates to estimate expected credit losses for its long-term contract assets based on customer credit ratings. The Company also identifies customer specific credit risks and evaluates each based on the specific facts and circumstances as of the reporting date. The risk of loss is assessed over the contractual life of the assets and the expected loss amounts are adjusted for current and future conditions based on management’s qualitative considerations. Financial assets are written off in whole, or in part, when no reasonable expectation of recovery exists, although collection efforts may continue. Subsequent recoveries of amounts previously written off are recognized as an adjustment to the allowance for credit loss.
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
3. Contracts with Customers
Disaggregation of Revenue
The following tables provide the Company's disaggregated revenue for the periods presented:

	Three months ended December 31,
(In millions)	2020	2019
Revenue:
Products & Solutions	$266	$298
Services	477	419
Unallocated Amounts	—	(2)
Total revenue	$743	$715

	Three months ended December 31, 2020				Three months ended December 31, 2019
(In millions)	Products & Solutions	Services	Unallocated	Total	Products & Solutions	Services	Unallocated	Total
Revenue:
U.S.	$126	$288	$—	$414	$149	$246	$(1)	$394
International:
Europe, Middle East and Africa	92	103	—	195	93	94	(1)	186
Asia Pacific	29	46	—	75	34	43	—	77
Americas International - Canada and Latin America	19	40	—	59	22	36	—	58
Total International	140	189	—	329	149	173	(1)	321
Total revenue	$266	$477	$—	$743	$298	$419	$(2)	$715

Unallocated amounts represent the fair value adjustment to deferred revenue recognized upon emergence from bankruptcy in December 2017 and excluded from segment revenue.
Transaction Price Allocated to the Remaining Performance Obligations
The transaction price allocated to remaining performance obligations that were wholly or partially unsatisfied as of December 31, 2020 was $2.5 billion, of which 56% and 26% is expected to be recognized within 12 months and 13-24 months, respectively, with the remaining balance expected to be recognized thereafter. This excludes amounts for remaining performance obligations that are (1) for contracts recognized over time using the "right to invoice" practical expedient, (2) related to sales or usage based royalties promised in exchange for a license of intellectual property and (3) related to variable consideration allocated entirely to a wholly unsatisfied performance obligation.

Contract Balances
The following table provides information about accounts receivable, contract assets and contract liabilities for the periods presented:

(In millions)	December 31, 2020	September 30, 2020	Increase (Decrease)
Accounts receivable, net	$258	$275	$(17)

Contract assets, net:
Current	$325	$296	$29
Non-current (Other assets)	75	71	4
	$400	$367	$33

Cost of obtaining a contract:
Current (Contract costs)	$94	$92	$2
Non-current (Other assets)	36	40	(4)
	$130	$132	$(2)

Cost to fulfill a contract:
Current (Contract costs)	$34	$23	$11

Contract liabilities:
Current	$408	$446	$(38)
Non-current	362	373	(11)
	$770	$819	$(49)
During the three months ended December 31, 2020 and 2019, the Company did not record any asset impairment charges related to contract assets. During the three months ended December 31, 2020 and 2019, the Company recognized revenue of $223 million and $251 million that had been previously recorded as a Contract liability as of October 1, 2020 and October 1, 2019, respectively. During the three months ended December 31, 2020 and 2019, the Company recognized an increase (decrease) to revenue of $1 million and $(1) million, respectively, for performance obligations that were satisfied in prior periods.
Contract Costs
During the three months ended December 31, 2020, the Company recognized $44 million for amortization of costs to obtain customer contracts, of which $43 million was included within Selling, general and administrative expense and the remaining $1 million was recognized as a reduction to Revenue. During the three months ended December 31, 2019, the Company recognized $32 million for amortization of costs to obtain customer contracts all of which was included within Selling, general and administrative expense. During the three months ended December 31, 2020 and 2019, the Company recognized $4 million and $14 million of contract fulfillment costs within Costs, respectively.
Allowance for Credit Losses
The following table presents the change in the allowance for credit losses by portfolio segment for the period indicated:

	Accounts Receivable(1)	Short-term Contract Assets(2)	Long-term Contract Assets(3)	Total
Allowance for credit loss as of September 30, 2020	$7	$—	$—	$7
Adjustment to retained earnings upon adoption	1	1	1	3
Adjustment to credit loss provision	(2)	—	—	(2)
Allowance for credit loss as of December 31, 2020	$6	$1	$1	$8
(1) Recorded within Accounts receivable, net on the Condensed Consolidated Balance Sheets.
(2) Recorded within Contract assets, net on the Condensed Consolidated Balance Sheets.
(3) Recorded within Other assets on the Condensed Consolidated Balance Sheets.

4. Leases
The following table details the components of net lease expense for the periods indicated:

	Three months ended December 31,
In millions	2020	2019
Operating lease cost (1)	$16	$18
Short-term lease cost (1)	1	2
Variable lease cost (1)(2)	4	5
Finance lease amortization of right-of-use assets (1)	1	1
Sublease income (3)	—	(2)
Total lease cost	$22	$24
(1)Allocated between Cost of products and services, and Operating expenses.
(2)Includes real estate taxes and other charges for non-lease services payable to lessors and recognized in the period incurred.
(3)Included in Other income, net.

The Company's right-of-use assets and lease liabilities for financing leases are included in the Condensed Consolidated Balance Sheets as follows:

In millions	December 31, 2020	September 30, 2020
ASSETS
Property, plant and equipment, net	$12	$12

LIABILITIES
Other current liabilities	4	8
Other liabilities	9	9
The following table summarizes the weighted average remaining lease term and weighted average interest rate for the Company's operating and financing leases for the periods indicated:

	December 31, 2020	September 30, 2020
Weighted average remaining lease term
Operating Leases	4.6 years	4.5 years
Financing Leases	3.4 years	2.7 years

Weighted average interest rate
Operating Leases	5.9%	6.1%
Financing Leases	4.4%	5.4%

The following table presents the Company's annual maturity of lease payments for operating and financing leases as of December 31, 2020:

In millions	Operating Leases	Financing Leases
Remaining nine months of 2021	$44	$4
2022	52	4
2023	38	3
2024	28	2
2025	16	1
2026	11	—
2027 and thereafter	16	—
Total lease payments	205	14
Less: imputed interest	(25)	(1)
Total lease liability	$180	$13

5. Strategic Partnership
On October 3, 2019, the Company entered into certain agreements that establish the framework for the Company's strategic partnership with RingCentral, Inc. ("RingCentral") a leading provider of global enterprise cloud communications, video meetings, collaboration and contact center ("CC") solutions, to accelerate the Company's transition to the cloud. Through this partnership, the Company introduced Avaya Cloud Office by RingCentral ("ACO"), a new global unified communications as a service ("UCaaS") solution. The transaction closed on October 31, 2019 and ACO was launched on March 31, 2020.
As part of the strategic partnership, the Company and RingCentral also entered into an agreement governing the terms of the commercial arrangement between the parties (the "Framework Agreement"). In accordance with the Framework Agreement, RingCentral paid Avaya $375 million, predominantly for future fees, as well as for certain licensing rights. The $375 million payment consisted of $361 million in shares of RingCentral common stock and $14 million in cash. During the three months ended December 31, 2019, the Company sold a significant portion of the RingCentral shares and realized a gain of $11 million. The Company also recorded an unrealized gain of $1 million for RingCentral shares retained by the Company as of December 31, 2019. The realized and unrealized gains were recorded within Other income, net in the Condensed Consolidated Statements of Operation~~s~~. The remaining RingCentral shares were sold by the Company by the end of fiscal 2020.
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
The Company determined that no events occurred or circumstances changed during the three months ended December 31, 2020 that would indicate that it is more likely than not that its goodwill was impaired. To the extent that business conditions deteriorate or if changes in key assumptions and estimates differ significantly from management's expectations, it may be necessary to record impairment charges in the future.
Intangible Assets, net
The Company's intangible assets consist of the following for the periods indicated:

(In millions)	Technology and Patents	Customer Relationships and Other Intangibles	Trademarks and Trade Names	Total
Balance as of December 31, 2020
Finite-lived intangible assets:
Cost	$964	$2,155	$42	$3,161
Accumulated amortization	(527)	(472)	(19)	(1,018)
Finite-lived intangible assets, net	437	1,683	23	2,143

Indefinite-lived intangible assets:
Cost	—	—	333	333
Accumulated impairment	—	—	—	—
Indefinite-lived intangible assets, net	—	—	333	333
Intangible assets, net	$437	$1,683	$356	$2,476
Balance as of September 30, 2020
Finite-lived intangible assets:
Cost	$961	$2,153	$42	$3,156
Accumulated amortization	(482)	(433)	(18)	(933)
Finite-lived intangible assets, net	479	1,720	24	2,223

Indefinite-lived intangible assets:
Cost	—	—	333	333
Accumulated impairment	—	—	—	—
Indefinite-lived intangible assets, net	—	—	333	333
Intangible assets, net	$479	$1,720	$357	$2,556
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
The Company determined that no events occurred or circumstances changed during the three months ended December 31, 2020 that would indicate that its finite-lived intangible assets may not be recoverable or that it is more likely than not that its indefinite-lived intangible assets were impaired. To the extent that business conditions deteriorate or if changes in key assumptions and estimates differ significantly from management's expectations, it may be necessary to record impairment charges in the future.
7. Supplementary Financial Information

The following table presents a summary of Other income, net for the periods indicated:

	Three months ended December 31,
(In millions)	2020	2019
OTHER INCOME, NET
Interest income	$—	$3
Foreign currency losses, net	(2)	(4)
Gain on investments in equity securities	—	12
Other pension and post-retirement benefit credits, net	7	5
Change in fair value of emergence date warrants	(5)	(3)
Sublease income	—	2
Other, net	—	(1)
Total other income, net	$—	$14
The gain on investments in equity securities for the three months ended December 31, 2019 reflects gains on shares of RingCentral common stock as further described in Note 5, "Strategic Partnership."
The following table presents supplemental cash flow information for the periods presented:

	Three months ended December 31,
(In millions)	2020	2019
OTHER PAYMENTS
Interest payments	$33	$58
Income tax payments	3	12

NON-CASH INVESTING ACTIVITIES
Decrease in Accounts payable for Capital expenditures	$(1)	$(5)
Acquisition of equipment under finance leases	2	—
During the three months ended December 31, 2020 and 2019, the Company made payments for operating lease liabilities of $17 million and $14 million, respectively, and recorded non-cash additions for operating lease right-of-use assets of $11 million and $9 million, respectively.
The following table presents a reconciliation of cash, cash equivalents, and restricted cash that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows for the periods presented:

(In millions)	December 31, 2020	September 30, 2020	December 31, 2019	September 30, 2019
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$750	$727	$766	$752
Restricted cash included in other assets	5	4	4	4
Total cash, cash equivalents, and restricted cash	$755	$731	$770	$756

8. Business Restructuring Reserves and Programs
The following table summarizes the restructuring charges by activity for the periods presented:

	Three months ended December 31,
(In millions)	2020	2019
Employee separation costs	$1	$—
Facility exit costs	3	3
Total restructuring charges	$4	$3

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
The following table summarizes the activity for employee separation costs recognized under the Company's restructuring programs for the three months ended December 31, 2020:

(In millions)	Fiscal 2021 Restructuring Program (1)	Fiscal 2020 Restructuring Program (2)	Fiscal 2008 through 2019 Restructuring Programs (3)	Total
Accrual balance as of September 30, 2020	$—	$8	$41	$49
Cash payments	—	—	(5)	(5)
Restructuring charges	1	—	—	1
Impact of foreign currency fluctuations	—	—	2	2
Accrual balance as of December 31, 2020	$1	$8	$38	$47
(1)Payments related to the fiscal 2021 restructuring program are expected to be completed in fiscal 2021.
(2)Payments related to the fiscal 2020 restructuring program are expected to be completed in fiscal 2027.
(3)Payments related to the fiscal 2008 through 2019 restructuring programs are expected to be completed in fiscal 2026.
9. Financing Arrangements
The following table reflects principal amounts of debt and debt net of discounts and issuance costs for the periods presented:

	December 31, 2020		September 30, 2020
(In millions)	Principal amount	Net of discounts and issuance costs	Principal amount	Net of discounts and issuance costs
Term Loan Credit Agreement due December 15, 2024 and 2027	$1,643	$1,613	$1,643	$1,611
Senior 6.125% Notes due September 15, 2028	1,000	984	1,000	984
Convertible 2.25% Senior Notes due June 15, 2023	350	296	350	291
Total Long-term debt	$2,993	$2,893	$2,993	$2,886

Term Loan and ABL Credit Agreements
As of December 31, 2020 and September 30, 2020, the Company maintained (i) its Term Loan Credit Agreement among Avaya Inc., as borrower, Avaya Holdings, the lending institutions from time to time party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent (the “Term Loan Credit Agreement”), and (ii) its ABL Credit Agreement, among Avaya Inc., as borrower, Avaya Holdings, the several other borrowers party thereto, the several lenders from time to time party thereto, and Citibank, N.A., as administrative agent and collateral agent, which provides a revolving credit facility consisting of a U.S. tranche and a foreign tranche allowing for borrowings of up to an aggregate principal amount of $200 million from time to time, subject to borrowing base availability (the "ABL Credit Agreement"). The Term Loan Credit Agreement matures in two tranches, with a principal amount of $843 million maturing on December 15, 2024 and a principal amount of $800 million maturing on December 15, 2027. The ABL Credit Agreement matures on September 25, 2025.
For the three months ended December 31, 2020 and 2019, the Company recognized interest expense of $20 million and $44 million, respectively, related to the Term Loan Credit Agreement, including the amortization of the debt discount.
As of December 31, 2020, the Company had no borrowings outstanding under the ABL Credit Agreement. Under the terms of the ABL Credit Agreement, the Company can issue letters of credit up to $150 million. At December 31, 2020, the Company had issued and outstanding letters of credit and guarantees of $41 million under the ABL Credit Agreement. The aggregate additional principal amount that may be borrowed under the ABL Credit Agreement, based on the borrowing base less $41 million of outstanding letters of credit and guarantees was $115 million at December 31, 2020. For the three months ended December 31, 2020 and 2019, recognized interest expense related to the ABL Credit Agreement was not material.

Senior Notes
The Company’s Senior 6.125% First Lien Notes have an aggregate principal amount outstanding of $1,000 million and mature on September 15, 2028 (the “Senior Notes”). The Senior Notes were issued on September 25, 2020, pursuant to an indenture among the Company, the Company's subsidiaries that are guarantors of the Senior Notes and party thereto and Wilmington Trust, National Association, as trustee and notes collateral agent.
For the three months ended December 31, 2020, the Company recognized interest expense of $16 million related to the Senior Notes, including the amortization of debt issuance costs.
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
For the three months ended December 31, 2020 and 2019, the Company recognized interest expense of $7 million and $6 million related to the Convertible Notes, respectively, which includes $5 million and $4 million of amortization of the debt discount and issuance costs, respectively.
The net carrying amount of the Convertible Notes for the periods indicated was as follows:

(In millions)	December 31, 2020	September 30, 2020
Principal	$350	$350
Less:
Unamortized debt discount	(50)	(55)
Unamortized issuance costs	(4)	(4)
Net carrying amount	$296	$291
The weighted average contractual interest rate of the Company's outstanding debt was 6.5% as of both December 31, 2020 and September 30, 2020, respectively. The effective interest rate for the Term Loan Credit Agreement as of December 31, 2020 and September 30, 2020 was not materially different than its contractual interest rate including adjustments related to interest rate swap agreements designated as highly effective cash flow hedges. The effective interest rate for the Senior Notes as of December 31, 2020 and September 30, 2020 was not materially different than its contractual interest rate. The effective interest rate for the Convertible Notes was 9.2% as of December 31, 2020 and September 30, 2020 reflecting the separation of the conversion feature in equity. The effective interest rates include interest on the debt and amortization of discounts and issuance costs.
As of December 31, 2020, the Company was not in default under any of its debt agreements.
10. Derivative Instruments and Hedging Activities
The Company accounts for derivative financial instruments in accordance with FASB ASC Topic 815, "Derivatives and Hedging," ("ASC 815") and does not enter into derivatives for trading or speculative purposes.
Interest Rate Contracts
The Company, from time to time, enters into interest rate swap contracts as a hedge against changes in interest rates on its outstanding variable rate loans.
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
On September 23, 2020, the Company entered into an interest rate swap agreement for a notional amount of $257 million (the “Offsetting Swap Agreement”). Under the terms of the Offsetting Swap Agreement, which matures on December 15, 2022, the Company pays a variable rate of interest based on one-month LIBOR and receives a fixed rate of 0.1745%. The Company entered into the Offsetting Swap Agreement to maintain a net notional amount less than the amount of the Company’s variable rate loans outstanding. The Offsetting Swap Agreement was not designated for hedge accounting treatment. On September 23, 2020, Original Swap Agreements with a notional amount of $257 million were also de-designated from hedge accounting treatment. As of December 31, 2020, Original Swap Agreements with a notional amount of $1,543 million continue to be designated as cash flow hedges and deemed highly effective as defined under ASC 815.
On July 1, 2020, the Company entered into interest rate swap agreements with four counterparties, which fix a portion of the variable interest due on its Term Loan Credit Agreement (the "Forward Swap Agreements") from December 15, 2022 (the maturity date of the Original Swap Agreements) through December 15, 2024. Under the terms of the Forward Swap Agreements, the Company will pay a fixed rate of 0.7047% and receive a variable rate of interest based on one-month LIBOR. The total notional amount of the Forward Swap Agreements is $1,400 million. Since their execution, the Forward Swap Agreements have been designated as cash flow hedges and deemed highly effective as defined by ASC 815.
The Company records changes in the fair value of interest rate swap agreements designated as cash flow hedges initially within Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets. As interest expense is recognized on the Term Loan Credit Agreement, the corresponding deferred gain or loss on the cash flow hedge is reclassified from Accumulated other comprehensive loss to Interest expense in the Condensed Consolidated Statements of Operations. The Company records changes in the fair value of interest rate swap agreements not designated for hedge accounting within Interest expense. On September 23, 2020, the Company froze a $15 million deferred loss within Accumulated other comprehensive loss for the de-designated Original Swap Agreements, which is reclassified to Interest expense over the term of the Original Swap Agreements.
Based on the amount in Accumulated other comprehensive loss at December 31, 2020, approximately $50 million would be reclassified to Interest expense in the next twelve months.
It is management's intention that the net notional amount of interest rate swap agreements be less than the variable rate loans outstanding during the life of the derivatives.
Foreign Currency Forward Contracts
The Company, from time to time, utilizes foreign currency forward contracts primarily to hedge fluctuations associated with certain monetary assets and liabilities including receivables, payables and certain intercompany balances. These foreign currency forward contracts are not designated for hedge accounting treatment. As a result, changes in the fair value of these contracts are recorded as a component of Other income, net to offset the change in the value of the hedged assets and liabilities. As of December 31, 2020 and September 30, 2020, the Company maintained open foreign currency forward contracts with a total notional value of $369 million and $375 million, respectively, primarily hedging the British Pound Sterling, Chinese Renminbi, Euro and Indian Rupee.
Emergence Date Warrants
In accordance with the bankruptcy plan of reorganization adopted in connection with the Company's emergence from bankruptcy on December 15, 2017 (the "Plan of Reorganization"), the Company issued warrants to purchase 5,645,200 shares of the Company's common stock to the holders of the second lien obligations extinguished pursuant to the Plan of Reorganization (the "Emergence Date Warrants"). Each Emergence Date Warrant has an exercise price of $25.55 per share and expires on December 15, 2022. The Emergence Date Warrants contain certain derivative features that require them to be classified as a liability and for changes in the fair value of the liability to be recognized in earnings each reporting period. On November 14, 2018, the Company's Board of Directors approved a warrant repurchase program, authorizing the Company to repurchase up to $15 million worth of the Emergence Date Warrants. None of the Emergence Date Warrants have been exercised or repurchased as of December 31, 2020.
The fair value of the Emergence Date Warrants was determined using a probability weighted Black-Scholes option pricing model. This model requires certain input assumptions including risk-free interest rates, volatility, expected life and dividend rates. Selection of these inputs involves significant judgment. The fair value of the Emergence Date Warrants as of December 31, 2020 and September 30, 2020 was determined using the input assumptions summarized below:

	December 31, 2020	September 30, 2020
Expected volatility	72.94%	68.53%
Risk-free interest rates	0.13%	0.14%
Contractual remaining life (in years)	1.96	2.21
Price per share of common stock	$19.15	$15.20
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

Financial Statement Information Related to Derivative Instruments
The following table summarizes the fair value of the Company's derivatives on a gross basis, including accrued interest, segregated between those that are designated as hedging instruments and those that are not designated as hedging instruments:

		December 31, 2020		September 30, 2020
(In millions)	Balance Sheet Caption	Asset	Liability	Asset	Liability
Derivatives Designated as Hedging Instruments:
Interest rate contracts	Other current liabilities	$—	$43	$—	$43
Interest rate contracts	Other liabilities	—	48	—	58
		—	91	—	101
Derivatives Not Designated as Hedging Instruments:
Interest rate contracts	Other current liabilities	—	7	—	7
Interest rate contracts	Other liabilities	—	7	—	9
Foreign exchange contracts	Other current assets	2	—	1	—
Foreign exchange contracts	Other current liabilities	—	1	—	2
Emergence Date Warrants	Other liabilities	—	13	—	8
		2	28	1	26
Total derivative fair value		$2	$119	$1	$127
The following table provides information regarding the location and amount of pre-tax (losses) gains for interest rate swaps designated as cash flow hedges:

	Three months ended December 31,
	2020		2019
(In millions)	Interest Expense	Other Comprehensive Loss	Interest Expense	Other Comprehensive Loss
Financial Statement Line Item in which Cash Flow Hedges are Recorded	$(56)	$17	$(58)	$10

Impact of cash flow hedging relationships:
(Loss) gain recognized in AOCI on interest rate swaps	—	(1)	—	4
Interest expense reclassified from AOCI	(12)	12	(5)	5

The following table provides information regarding the pre-tax (losses) gains for derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Operations:

		Three months ended December 31,
(In millions)	Location of Derivative Pre-tax (Loss) Gain	2020	2019
Emergence Date Warrants	Other income, net	$(5)	$(3)
Foreign exchange contracts	Other income, net	5	5
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

	December 31, 2020		September 30, 2020
(In millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the Condensed Consolidated Balance Sheets	$2	$119	$1	$127
Gross amount subject to offset in master netting arrangements not offset in the Condensed Consolidated Balance Sheets	(2)	(2)	(1)	(1)
Net amounts	$—	$117	$—	$126

11. Fair Value Measurements
Pursuant to the accounting guidance for fair value measurements, fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability. Considerable judgment was required in developing certain of the estimates of fair value including the consideration of the COVID-19 pandemic that has caused significant volatility in U.S. and international markets, and accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and September 30, 2020 were as follows:

	December 31, 2020				September 30, 2020
	Fair Value Measurements Using				Fair Value Measurements Using
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Foreign exchange contracts	$2	$—	$2	$—	$1	$—	$1	$—
Total assets	$2	$—	$2	$—	$1	$—	$1	$—

Liabilities:
Interest rate contracts	$105	$—	$105	$—	$117	$—	$117	$—
Foreign exchange contracts	1	—	1	—	2	—	2	—
Emergence Date Warrants	13	—	—	13	8	—	—	8
Total liabilities	$119	$—	$106	$13	$127	$—	$119	$8
Interest rate and foreign exchange contracts classified as Level 2 assets and liabilities are not actively traded and are valued using pricing models that use observable inputs.
Emergence Date Warrants classified as Level 3 liabilities are valued using a probability weighted Black-Scholes option pricing model which is further described in Note 10, "Derivative Instruments and Hedging Activities."
During the three months ended December 31, 2020 and 2019, there were no transfers into or out of Level 3. The activity related to the Company's Level 3 liability, the Emergence Date Warrants, related to a change in fair value which was recorded in Other income, net.
Fair Value of Financial Instruments
The estimated fair values of the Company's Term Loan Credit Agreement, Senior Notes and Convertible Notes at December 31, 2020 and September 30, 2020 were as follows:

	December 31, 2020		September 30, 2020
(In millions)	Principal amount	Fair value	Principal amount	Fair value
Term Loan Credit Agreement due December 15, 2024 and 2027	$1,643	$1,647	$1,643	$1,624
Senior 6.125% Notes due September 15, 2028	1,000	1,068	1,000	1,022
Convertible 2.25% Senior Notes due June 15, 2023	350	363	350	331
Total	$2,993	$3,078	$2,993	$2,977
The estimated fair value of the Term Loan Credit Agreement and Senior Notes was determined using Level 2 inputs based on a market approach utilizing market-clearing data on the valuation date in addition to bid/ask prices. The estimated fair value of the Convertible Notes was determined based on the quoted price of the Convertible Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2.
The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, to the extent the underlying liability will be settled in cash, approximate their carrying values because of the short-term nature of these instruments.
12. Income Taxes
The Company's effective income tax rate for the three months ended December 31, 2020 differed from the U.S. federal tax rate by 146% or $9 million principally related to deferred taxes (including losses) generated for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized and nondeductible expenses.
The Company's effective income tax rate for the three months ended December 31, 2019 differed from the U.S. federal tax rate by (107)% or $(31) million principally related to deferred taxes (including losses) generated for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized and nondeductible expenses.

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
The components of the pension and post-retirement net periodic benefit (credit) cost for the periods indicated are provided in the table below:

	Three months ended December 31,
(In millions)	2020	2019
Pension Benefits - U.S.
Components of net periodic benefit credit
Service cost	$1	$1
Interest cost	5	7
Expected return on plan assets	(13)	(13)
Net periodic benefit credit	$(7)	$(5)
Pension Benefits - Non-U.S.
Components of net periodic benefit cost
Service cost	$2	$2
Interest cost	1	1
Net periodic benefit cost	$3	$3
Post-retirement Benefits - U.S.
Components of net periodic benefit cost
Interest cost	$2	$3
Expected return on plan assets	(2)	(3)
Amortization of prior service cost	(1)	—
Amortization of actuarial gain	1	—
Net periodic benefit cost	$—	$—
The service components of net periodic benefit (credit) cost were recorded similar to compensation expense, while all other components were recorded in Other income, net.
The Company's general funding policy with respect to its U.S. qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations, or to directly pay benefits where appropriate. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was signed into law, providing limited relief for pension funding and retirement plan distributions. Under the CARES Act, employers were permitted to delay contributions for single employer defined benefit pension plans until January 4, 2021. As a result, the Company did not make any contributions to its U.S. pension plans during the three months ended December 31, 2020. For the remainder of fiscal 2021, the Company estimates that it will make contributions totaling $18 million to satisfy the minimum statutory funding requirements for its U.S. qualified pension plans.
Contributions to the non-U.S. pension plans were $3 million for the three months ended December 31, 2020. For the remainder of fiscal 2021, the Company estimates that it will make contributions totaling $21 million for its non-U.S. plans.
Effective December 1, 2020, the post-retirement medical plan coverage provided through the Company's group plan for retirees who retired after April 30, 2019 and their eligible dependents and future represented retirees and their eligible dependents was replaced with coverage through the private and public insurance marketplace. As a result, the U.S. represented post-retirement plan was remeasured as of November 30, 2020, which resulted in the recognition of a $12 million reduction to the accumulated benefit obligation with an offset to the Accumulated other comprehensive loss within the Condensed Consolidated Balance Sheet. The decrease was mainly driven by the change in medical coverage, partially offset by changes in actuarial assumptions.
Most post-retirement medical benefits are not pre-funded. Consequently, the Company makes payments directly to the claims administrator as retiree medical benefit claims are disbursed. These payments are funded by the Company up to the maximum contribution amounts specified in the plan documents and contract with the Communications Workers of America and the International Brotherhood of Electrical Workers, and contributions from the participants, if required. During the three months ended December 31, 2020, the Company made payments for retiree medical and dental benefits of $2 million and received a $2 million reimbursement from the represented employees' post-retirement health trust related to payments in prior periods. The Company estimates it will make contributions for retiree medical and dental benefits totaling $8 million for the remainder of fiscal 2021.
14. Share-based Compensation
The Company maintains share-based compensation plans under which non-employee directors, employees of the Company or any of its affiliates, and certain consultants and advisors may be granted stock options, restricted stock, restricted stock units ("RSUs"), performance awards ("PRSUs") and other forms of awards granted or denominated in shares of the Company's common stock, as well as certain cash-based awards. Pre-tax share-based compensation expense for the three months ended December 31, 2020 and 2019 was $14 million and $6 million, respectively.
Restricted Stock Units
During the three months ended December 31, 2020, the Company granted 1,399,516 RSUs with a weighted average grant date fair value of $19.61 per RSU and there were 299,465 RSUs that vested with a weighted average grant date fair value of $15.40 per RSU.
Performance Restricted Stock Units
During the three months ended December 31, 2020, the Company granted 620,924 PRSUs with a weighted average grant date fair value of $22.27 per PRSU. These PRSUs will vest based upon the attainment of specified performance metrics for each of the next three separate fiscal years (collectively the "Performance Period"), as well as the achievement of total shareholder return over the Performance Period for the Company as compared to the total shareholder return for a specified index of companies over the same period. During the Performance Period, the Company will adjust compensation expense for the PRSUs based on its best estimate of attainment of the specified annual performance metrics. The cumulative effect on current and prior periods of a change in the estimated number of PRSUs that are expected to be earned during the Performance Period will be recognized as an adjustment to earnings in the period of the revision.
The grant date fair value of the Performance PRSUs was determined using a Monte Carlo simulation model that incorporated multiple valuation assumptions, including the probability of achieving the total shareholder return market condition and the following assumptions presented on a weighted-average basis:

Three months ended December 31, 2020
Expected volatility(1)	63.56%
Risk-free interest rate(2)	0.20%
Dividend yield(3)	—%
(1)Expected volatility based on the Company's historical data.
(2)Risk-free interest rate based on U.S. Treasury yields with a term equal to the remaining Performance Period as of the grant date.
(3)Dividend yield was assumed to be zero as the Company does not anticipate paying dividends.
Employee Stock Purchase Plan
During the three months ended December 31, 2020, the Company withheld $4 million of eligible employee compensation for purchases of common stock and issued 251,394 shares of common stock under its employee stock purchase plan (the "ESPP").
The grant date fair value for shares issued under the ESPP is measured on the date that each offering period commences. The grant date fair value for the offering period that commenced during the three months ended December 31, 2020 was $4.80 per share. The grant date fair value was determined using a Black-Scholes option pricing model with the following assumptions:

Three months ended December 31, 2020
Expected volatility(1)	54.25%
Risk-free interest rate(2)	0.09%
Dividend yield(3)	—%
(1)Expected volatility based on the Company's historical data.
(2)Risk-free interest rate based on U.S. Treasury yields with a term equal to the length of the offering period.
(3)Dividend yield was assumed to be zero as the Company does not anticipate paying dividends.

15. Capital Stock
Preferred Stock
The Company's certificate of incorporation authorizes it to issue up to 55,000,000 shares of preferred stock with a par value of $0.01 per share.
On October 31, 2019, the Company issued 125,000 shares of its 3% Series A Convertible Preferred Stock, par value $0.01 per share ("Series A Preferred Stock"), to RingCentral for an aggregate purchase price of $125 million. The Series A Preferred Stock is convertible into shares of the Company's common stock at an initial conversion price of $16.00 per share, which represents an approximately 9% interest in the Company's common stock on an as-converted basis as of December 31, 2020, assuming no holders of options, warrants, convertible notes or similar instruments exercise their exercise or conversion rights. The holders of the Series A Preferred Stock are entitled to vote, on an as-converted basis, together with holders of the Company's common stock on all matters submitted to a vote of the holders of the common stock. Holders of the Series A Preferred Stock are entitled to receive dividends, in preference and priority to holders of the Company's common stock, which accrue on a daily basis at the rate of 3% per annum of the stated value of the Series A Preferred Stock. The stated value of the Series A Preferred Stock was initially $1,000 per share and will be increased by the sum of any dividends on such shares not paid in cash. These dividends are cumulative and compound quarterly. The holders of the Series A Preferred Stock participate in any dividends the Company pays on its common stock, equal to the dividend which holders would have received if their Series A Preferred Stock had been converted into common stock on the date such common stock dividend was declared. In the event the Company is liquidated or dissolved, the holders of the Series A Preferred Stock are entitled to receive an amount equal to the liquidation preference (which equals the then stated value plus any accrued and unpaid dividends) for each share of Series A Preferred Stock before any distribution is made to holders of the Company's common stock.
The Series A Preferred Stock are redeemable at the Company's election upon the termination of the Framework Agreement. In addition, the holders of the Series A Preferred Stock have certain rights to require the Company to redeem or put rights to require the Company to repurchase all or any portion of the Series A Preferred Stock. The holders can exercise such redemption rights, upon at least 21 days' notice, after the termination of the Framework Agreement or upon the occurrence of certain events. If and to the extent the redemption right is exercised, the Company would be required to purchase each share of Series A Preferred Stock at the per share price equal to the stated value of the Series A Preferred Stock which will be increased by the sum of any dividends on such shares that have accrued and have been paid in kind, plus all accrued but unpaid dividends. Given that the holders of the Series A Preferred Stock may require the Company to redeem all or a portion of its shares, the Series A Preferred Stock is classified in the mezzanine section of the Condensed Consolidated Balance Sheets between Total liabilities and Stockholders' equity. As of December 31, 2020, the carrying value of the Series A Preferred Stock was $129 million, which includes $4 million of accreted dividends paid in kind. During both the three months ended December 31, 2020 and 2019, the carrying value of the Series A Preferred Stock increased $1 million due to accreted dividends paid in kind each period.
In connection with the issuance of the Series A Preferred Stock, the Company granted RingCentral certain customary consent rights with respect to certain actions by the Company, including amending the Company's organizational documents in a manner that would have an adverse effect on the Series A Preferred Stock and issuing securities that are senior to, or equal in priority with, the Series A Preferred Stock. In addition, pursuant to an Investor Rights Agreement, until such time when RingCentral and its affiliates hold or beneficially own less than 4,759,339 shares of the Company's common stock (on an as-converted basis), RingCentral has the right to nominate one person for election to the Company's Board of Directors. The director designated by RingCentral has the option (i) to serve on the Company's Audit and Nominating and Corporate Governance Committees or (ii) to attend (but not vote at) all of the Company's Board of Directors' committee meetings. On November 6, 2020, Robert Theis was elected to join the Company's Board of Directors as RingCentral's designee.
As of December 31, 2020 and September 30, 2020, there were 125,000 shares of preferred stock outstanding.
Common Stock
The Company's certificate of incorporation authorizes it to issue up to 550,000,000 shares of common stock with a par value of $0.01 per share. As of December 31, 2020 and September 30, 2020, there were 83,781,354 and 83,278,383 shares issued and outstanding, respectively.
The Company maintains a warrant repurchase program that authorizes the Company to repurchase Emergence Date Warrants for an aggregate expenditure of up to $15 million. The repurchases may be made from time to time in the open market, through block trades or in privately negotiated transactions. The Company may adopt one or more purchase plans pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in order to implement the warrant repurchase program. The warrant repurchase program does not obligate the Company to purchase any warrants and may be terminated, increased or decreased by the Board of Directors in its discretion at any time. As of December 31, 2020, there were no warrant repurchases under the program.

The Company also maintains a share repurchase program authorizing the Company to repurchase the Company's common stock for an aggregate expenditure of up to $500 million. The repurchases may be made from time to time in the open market, through block trades or in privately negotiated transactions. The Company adopted a purchase plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, to implement the share repurchase program. The share repurchase program does not obligate the Company to purchase any common stock and may be terminated, increased or decreased by the Board in its discretion at any time. All shares that are repurchased under the program are retired by the Company. During the three months ended December 31, 2020, there were no shares repurchased under the program. As of December 31, 2020, the remaining authorized amount for share repurchases under this program was $170 million.

16. Loss Per Common Share
Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution that would occur if equity awards granted under the Company's various share-based compensation plans were vested or exercised; if the Company's Series A Preferred Stock were converted into shares of the Company's common stock; if the Company's Convertible Notes or the warrants the Company sold to purchase up to 12.6 million shares of its common stock in connection with the issuance of Convertible Notes ("Call Spread Warrants") were exercised; and/or if the Emergence Date Warrants were exercised, resulting in the issuance of common shares that would participate in the earnings of the Company.
The following table sets forth the calculation of net loss attributable to common stockholders and the computation of basic and diluted loss per share for the periods indicated:

	Three months ended December 31,
(In millions, except per share amounts)	2020	2019
Loss per share:
Numerator
Net loss	$(4)	$(54)
Dividends and accretion to preferred stockholders	(1)	(5)
Undistributed loss	(5)	(59)
Percentage allocated to common stockholders(1)	100.0%	100.0%
Numerator for basic and diluted loss per common share	$(5)	$(59)

Denominator for basic and diluted loss per weighted average common shares	83.8	109.0

Loss per common share
Basic	$(0.06)	$(0.54)
Diluted	$(0.06)	$(0.54)

(1) Basic weighted average common stock outstanding	83.8	109.0
Basic weighted average common stock and common stock equivalents (preferred shares)	83.8	109.0
Percentage allocated to common stockholders	100.0%	100.0%

The Company's preferred stock are participating securities, which requires the application of the two-class method to calculate basic and diluted earnings per share. Under the two-class method, undistributed earnings are allocated to common stock and participating securities according to their respective participating rights in undistributed earnings, as if all the earnings for the period had been distributed. Basic loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Net loss attributable to common stockholders is reduced for preferred stock dividends earned and accretion recognized during the period. No allocation of undistributed earnings to participating securities was performed for periods with net losses as such securities do not have a contractual obligation to share in the losses of the Company.
For the three months ended December 31, 2020, the Company excluded 3.8 million RSUs, 0.9 million stock options, 0.1 million shares issuable under the ESPP, 5.6 million Emergence Date Warrants and 0.1 million shares of Series A Preferred Stock from the diluted loss per share calculation as their effect would have been anti-dilutive. The Company also excluded 1.6 million PRSUs from the diluted loss per share calculation as their performance metrics have not been attained or their effect would have been anti-dilutive.
For the three months ended December 31, 2019, the Company excluded 3.7 million RSUs, 1.0 million stock options, 5.6 million Emergence Date Warrants and 0.1 million shares of Series A Preferred Stock from the diluted loss per share calculation as their effect would have been anti-dilutive. The Company also excluded 1.0 million PRSUs from the diluted loss per share calculation as their performance metrics had not yet been attained.
The Company's Convertible Notes and Call Spread Warrants were excluded from the diluted loss per share calculation for all periods presented as their effect would have been anti-dilutive.

17. Operating Segments
The Products & Solutions segment primarily develops, markets, and sells unified communications and contact center solutions, offered on-premise, in the cloud, or as a hybrid solution. These integrate multiple forms of communications, including telephony, email, instant messaging and video. The Services segment develops, markets and sells comprehensive end-to-end global service offerings that enable customers to evaluate, plan, design, implement, monitor, manage and optimize complex enterprise communications networks. Revenue from customers who upgrade and acquire new technology through the Company's subscription offerings is reported within the Services segment.
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
Summarized financial information relating to the Company's operating segments is shown in the following table for the periods indicated:

	Three months ended December 31,
(In millions)	2020	2019
REVENUE
Products & Solutions	$266	$298
Services	477	419
Unallocated Amounts (1)	—	(2)
	$743	$715
GROSS PROFIT
Products & Solutions	$161	$194
Services	298	246
Unallocated Amounts (2)	(43)	(46)
	416	394
OPERATING EXPENSES
Selling, general and administrative	255	283
Research and development	55	52
Amortization of intangible assets	40	41
Restructuring charges, net	4	3
	354	379
OPERATING INCOME	62	15
INTEREST EXPENSE AND OTHER INCOME, NET	(56)	(44)
INCOME (LOSS) BEFORE INCOME TAXES	$6	$(29)
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

18.     Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss for the periods indicated were as follows:

(In millions)	Change in Unamortized Pension, Post-retirement and Postemployment Benefit-related Items	Foreign Currency Translation	Unrealized Loss on Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance as of September 30, 2020	$(108)	$(46)	$(91)	$(245)
Other comprehensive income (loss) before reclassifications	12	(6)	(1)	5
Amounts reclassified to earnings	—	—	12	12
Balance as of December 31, 2020	$(96)	$(52)	$(80)	$(228)

(In millions)	Change in Unamortized Pension, Post-retirement and Postemployment Benefit-related Items	Foreign Currency Translation	Unrealized Loss on Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance as of September 30, 2019	$(106)	$(7)	$(60)	$(173)
Other comprehensive income before reclassifications	—	3	4	7
Amounts reclassified to earnings	—	—	5	5
Provision for income taxes	—	—	(2)	(2)
Balance as of December 31, 2019	$(106)	$(4)	$(53)	$(163)
Reclassifications from Accumulated other comprehensive loss related to the unrealized loss on interest rate swap agreements are recorded in Interest expense.
19. Related Party Transactions
The Company's Board of Directors is comprised of eight directors, including the Company's Chief Executive Officer and seven non-employee directors.
Specific Arrangements Involving the Company's Current Directors and Executive Officers
William D. Watkins is a Director and Chair of the Board of Directors of the Company and serves on the board of directors of Flex Ltd. ("Flex"), an electronics design manufacturer. For the three months ended December 31, 2020 and 2019, the Company purchased goods and services from subsidiaries of Flex of $4 million and $9 million, respectively. For the three months ended December 31, 2020 and 2019, sales of goods and services to subsidiaries of Flex were not material. As of both December 31, 2020 and September 30, 2020, the Company had outstanding accounts payable due to Flex of $3 million. As of December 31, 2020, outstanding accounts receivable due from Flex were not material. As of September 30, 2020, the Company had outstanding accounts receivable due from Flex of $1 million.
Effective April 13, 2020, Stephan Scholl, a Director of the Company, assumed the role of Chief Executive Officer of Alight Solutions LLC ("Alight"), a provider of integrated benefits, payroll and cloud solutions. For the three months ended December 31, 2020, the Company purchased goods and services from subsidiaries of Alight of $1 million. As of December 31, 2020, outstanding accounts payable due to Alight were not material. As of September 30, 2020, the Company had outstanding accounts payable due to Alight of $1 million.
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
In the opinion of the Company's management, while the outcome of these matters is uncertain, the likely results of these matters are not expected, either individually or in the aggregate, to have a material adverse effect on the Company's financial position, annual results of operations or cash flows. However, an unfavorable resolution could have a material adverse effect on the Company's financial position, results of operations or cash flows in the periods in which the matters are ultimately resolved, or in the periods in which more information is obtained that changes management's opinion of the ultimate disposition.
Product Warranties
The Company recognizes a liability for the estimated costs that may be incurred to remedy certain deficiencies of quality or performance of the Company's products. These product warranties extend over a specified period of time, generally ranging up to two years from the date of sale depending upon the product subject to the warranty. The Company accrues a provision for estimated future warranty costs based upon the historical relationship of warranty claims to sales. The Company periodically reviews the adequacy of its product warranties and adjusts, if necessary, the warranty percentage and accrued warranty reserve, which is included in other current and non-current liabilities in the Condensed Consolidated Balance Sheets, for actual experience. As of December 31, 2020 and September 30, 2020, the amount reserved for product warranties was $2 million.
Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements
Letters of Credit and Guarantees
The Company provides guarantees, letters of credit and surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company's performance in accordance with contractual or legal obligations. As of December 31, 2020, the maximum potential payment obligation with regards to letters of credit, guarantees and surety bonds was $67 million. The outstanding letters of credit are collateralized by restricted cash of $5 million, which is included in Other assets on the Condensed Consolidated Balance Sheets as of December 31, 2020.
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
Unless the context otherwise indicates, as used in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," the terms "we," "us," "our," "the Company," "Avaya" and similar terms refer to Avaya Holdings Corp. and its consolidated subsidiaries. "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2020, included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 filed with the Securities and Exchange Commission on November 25, 2020.
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
Overview
Avaya is a global leader in digital communications products, solutions and services for businesses of all sizes delivering its technology predominantly through software and services. We enable organizations around the globe to succeed by creating intelligent communications experiences for our clients, their employees and their customers. Avaya builds open, converged and innovative solutions to enhance and simplify communications and collaboration in the cloud, on-premise or a hybrid of both. Our global, experienced team of professionals delivers award-winning services from initial planning and design, to seamless implementation and integration, to ongoing managed operations, optimization, training and support.
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
Factors and Trends Affecting Our Results of Operations
There are several trends and uncertainties affecting our business. Most importantly, we are dependent on general economic conditions, the willingness of our customers to invest in technology and the manner in which they procure such technology and services.
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

Novel Coronavirus ("COVID-19") Pandemic
Instability in the geopolitical environment of our customers, instability in the global credit markets and other disruptions, such as the COVID-19 pandemic, have put pressure on the global economy causing uncertainties.
The COVID-19 pandemic, and the responses of governments worldwide to COVID-19, are having a negative impact on regional, national and global economies, are disrupting supply chains and reducing international trade and business activity. The ultimate impact of the COVID-19 pandemic on our business, financial performance and liquidity, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and severity of the pandemic, changes in infection rates and the effectiveness of vaccines, as well as the speed with which the vaccine can be distributed, all of which are uncertain and cannot be predicted. During fiscal 2020, the Company recognized a significant goodwill impairment charge as a result of the COVID-19 pandemic which is further described in Note 7, “Goodwill, net” in the Company’s Annual Report on Form 10-K filed with the SEC on November 25, 2020. The COVID-19 pandemic did not have a material impact on the Company's operating results during the first quarter of fiscal 2021. The ultimate impact the COVID-19 pandemic will have on the Company's future operating results, financial position and cash flows, as well as the demand for the Company's products and services, is uncertain and unpredictable and, as a result, current results and financial condition discussed herein may not be indicative of future operating results, financial condition and related trends.
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
While the pandemic and its effect on the global economy have not materially impacted the Company or its financial condition, the Company will continue to evaluate its financial position in light of future developments.
We believe that the current macroeconomic environment has accelerated a developing trend in the way people work, with more employees working remotely, and believe this could increase demand for certain of the Company's products and services.
The Company has maintained its focus on profitability levels and investing in future results and has implemented programs designed to streamline its operations, generate cost savings and eliminate overlapping processes and resources. The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally in addition to those implemented in response to the COVID-19 pandemic and may take additional restructuring actions in the future. The costs of any future actions could be material.
Financial Results Summary
The following table displays our consolidated net loss for the three months ended December 31, 2020 and 2019:

	Three months ended December 31,
(In millions)	2020	2019
REVENUE
Products	$266	$298
Services	477	417
	743	715
COSTS
Products:
Costs	105	104
Amortization of technology intangible assets	43	43
Services	179	174
	327	321
GROSS PROFIT	416	394
OPERATING EXPENSES
Selling, general and administrative	255	283
Research and development	55	52
Amortization of intangible assets	40	41
Restructuring charges, net	4	3
	354	379
OPERATING INCOME	62	15
Interest expense	(56)	(58)
Other income, net	—	14
INCOME (LOSS) BEFORE INCOME TAXES	6	(29)
Provision for income taxes	(10)	(25)
NET LOSS	$(4)	$(54)

Three months ended December 31, 2020 Results Compared with the Three months ended December 31, 2019
Revenue
Revenue for the three months ended December 31, 2020 was $743 million compared to $715 million for the three months ended December 31, 2019. The increase was primarily driven by higher revenue from the Company's subscription offerings; revenue from the fulfillment of certain obligations related to a new government contract; revenue growth from the Company's Avaya Cloud Office offering which launched on March 31, 2020; higher demand for remote agent licenses for the Company's CC solutions as a result of the COVID-19 pandemic; and the favorable impact of foreign currency exchange rates. The increase was partially offset by lower demand for the Company's on-premise unified communications solutions.

The following table displays revenue and the percentage of revenue to total sales by operating segment for the periods indicated:

			Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
	Three months ended December 31,		Three months ended December 31,
(In millions)	2020	2019	2020	2019
Products & Solutions	$266	$298	36%	42%	(11)%	(12)%
Services	477	419	64%	58%	14%	13%
Unallocated amounts	—	(2)	—%	—%	(1)	(1)
Total revenue	$743	$715	100%	100%	4%	3%
(1)Not meaningful.

Products & Solutions revenue for the three months ended December 31, 2020 was $266 million compared to $298 million for the three months ended December 31, 2019. The decrease was primarily attributable to lower demand for the Company's on-

premise unified communications solutions, partially offset by revenue from the Company's Avaya Cloud Office offering which launched on March 31, 2020; revenue from the fulfillment of certain obligations related to a new government contract; higher demand for remote agent licenses for the Company's contact center solutions as a result of the COVID-19 pandemic; and the favorable impact of foreign currency exchange rates.
Services revenue for the three months ended December 31, 2020 was $477 million compared to $419 million for the three months ended December 31, 2019. The increase was primarily driven by higher revenue from the Company's subscription offerings; revenue from the fulfillment of certain obligations related to a new government contract; and the favorable impact of foreign currency exchange rates, partially offset by the planned declines in hardware maintenance and software support services which continue to face headwinds driven by lower new product sales over the past several years.
Unallocated amounts for the three months ended December 31, 2019 represent the fair value adjustment to deferred revenue recognized upon emergence from bankruptcy in December 2017 which is excluded from segment revenue.
The following table displays revenue and the percentage of revenue to total sales by location for the periods indicated:

			Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
	Three months ended December 31,		Three months ended December 31,
(In millions)	2020	2019	2020	2019
U.S.	$414	$394	56%	55%	5%	5%
International:
EMEA	195	186	26%	26%	5%	2%
APAC - Asia Pacific	75	77	10%	11%	(3)%	(3)%
Americas International - Canada and Latin America	59	58	8%	8%	2%	—%
Total International	329	321	44%	45%	2%	—%
Total revenue	$743	$715	100%	100%	4%	3%
Revenue in the U.S. was $414 million for the three months ended December 31, 2020 compared to $394 million for three months ended December 31, 2019. Higher revenue from the Company's subscription offerings; revenue from the fulfillment of certain obligations related to a new government contract; revenue growth from the Company's Avaya Cloud Office offering which launched on March 31, 2020; and higher demand for remote agent licenses for the Company's contact center solutions as a result of the COVID-19 pandemic were partially offset by lower demand for the Company's on-premise unified communications solutions. Revenue in Europe, Middle East and Africa ("EMEA") for the three months ended December 31, 2020 was $195 million compared to $186 million for the three months ended December 31, 2019. The increase in EMEA revenue was mainly driven by higher revenue from the Company's subscription offerings; revenue growth from the Company's Avaya Cloud Office offering; and the favorable impact of foreign currency exchange rates. Revenue in Asia Pacific ("APAC") for the three months ended December 31, 2020 was $75 million compared to $77 million for the three months ended December 31, 2019. The decrease in APAC revenue was primarily attributable to lower demand for the Company's on-premise unified communications solutions, partially offset by higher revenue from the Company's subscription offerings. Revenue in Americas International for the three months ended December 31, 2020 was $59 million compared to $58 million for the three months ended December 31, 2019. The increase in Americas International revenue was primarily driven by higher revenue from the Company's subscription offerings and the favorable impact of foreign currency exchange rates, partially offset by the lower demand for the Company's on-premise unified communications solutions.
Gross Profit
The following table sets forth gross profit and gross margin by operating segment for the periods indicated:

			Gross Margin		Change
	Three months ended December 31,		Three months ended December 31,
(In millions)	2020	2019	2020	2019	Amount	Percent
Products & Solutions	$161	$194	60.5%	65.1%	$(33)	(17)%
Services	298	246	62.5%	58.7%	52	21%
Unallocated amounts	(43)	(46)	(1)	(1)	3	(1)
Total	$416	$394	56.0%	55.1%	$22	6%
(1)Not meaningful.

Gross profit for the three months ended December 31, 2020 was $416 million compared to $394 million for the three months ended December 31, 2019. The increase was primarily driven by the revenue growth described above.
Products & Solutions gross profit for the three months ended December 31, 2020 was $161 million compared to $194 million for the three months ended December 31, 2019. The decrease was mainly attributable to the decline in revenue described above. Products & Solutions gross margin decreased from 65.1% to 60.5% for the three months ended December 31, 2020 mainly driven by less favorable product mix.
Services gross profit for the three months ended December 31, 2020 was $298 million compared to $246 million for the three months ended December 31, 2019. The increase was mainly driven by the growth in revenue described above. Services gross margin increased from 58.7% to 62.5% for the three months ended December 31, 2020 due to the favorable impact of higher revenue from the Company's subscription offerings.
Unallocated amounts for the three months ended December 31, 2020 and 2019 include the amortization of technology intangibles; the fair value adjustments recognized upon emergence from bankruptcy and excluded from segment gross profit; and costs that are not core to the measurement of segment performance, but rather are controlled at the corporate level.
Operating Expenses
The following table sets forth operating expenses and the percentage of operating expenses to total revenue for the periods indicated:

			Percentage of Total Revenue		Change
	Three months ended December 31,		Three months ended December 31,
(In millions)	2020	2019	2020	2019	Amount	Percent
Selling, general and administrative	$255	$283	34.3%	39.6%	$(28)	(10)%
Research and development	55	52	7.4%	7.3%	3	6%
Amortization of intangible assets	40	41	5.4%	5.7%	(1)	(2)%
Restructuring charges, net	4	3	0.5%	0.4%	1	33%
Total operating expenses	$354	$379	47.6%	53.0%	$(25)	(7)%
Selling, general and administrative expenses for the three months ended December 31, 2020 were $255 million compared to $283 million for the three months ended December 31, 2019. The decrease was primarily attributable to higher advisory fees incurred in the prior period associated with executing the strategic partnership with RingCentral; lower travel costs as a result of the COVID-19 pandemic; and lower bad-debt expense, partially offset by higher channel compensation and other third-party costs.
Research and development expenses for the three months ended December 31, 2020 were $55 million compared to $52 million for the three months ended December 31, 2019. The increase was primarily attributable to investments in cloud technology development.
Amortization of intangible assets for the three months ended December 31, 2020 were $40 million compared to $41 million for the three months ended December 31, 2019.
Restructuring charges, net were $4 million for the three months ended December 31, 2020 compared to $3 million for the three months ended December 31, 2019. Restructuring charges during the three months ended December 31, 2020 consisted of $3 million for facility exit costs primarily in the U.S. and $1 million for employee separation actions in EMEA. Restructuring charges for three months ended December 31, 2019 primarily related to exited leased facilities.
Operating Income
Operating income for the three months ended December 31, 2020 was $62 million compared to $15 million for the three months ended December 31, 2019. Our operating results for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019 reflect, among other things:
•higher revenue and gross profit for the three months ended December 31, 2020, as described above; and
•lower selling, general and administrative costs during the three months ended December 31, 2020, as described above.
Interest Expense
Interest expense for the three months ended December 31, 2020 was $56 million compared to $58 million for the three months ended December 31, 2019. The decrease was mainly driven by lower average principal amounts outstanding during the three months ended December 31, 2020.

Other Income, Net
Other income, net for the three months ended December 31, 2020 was $0 million compared to $14 million for the three months ended December 31, 2019. Other income, net for the three months ended December 31, 2020 consisted of other pension and post-retirement benefit credits of $7 million, partially offset by an increase in the fair value of the warrants issued in accordance with the Company's bankruptcy plan ("Emergence Date Warrants") of $5 million and net foreign currency losses of $2 million. Other income, net for the three months ended December 31, 2019 consisted of gains on RingCentral shares received by the Company under the strategic partnership of $12 million; other pension and post-retirement benefit credits of $5 million; interest income of $3 million and sublease income of $2 million, partially offset by net foreign currency losses of $4 million; an increase in the fair value of the Emergence Date Warrants of $3 million and other, net of $1 million.
Provision for Income Taxes
The provision for income taxes was $10 million for the three months ended December 31, 2020 compared to $25 million for the three months ended December 31, 2019.
The Company's effective income tax rate for the three months ended December 31, 2020 differed from the U.S. federal tax rate by 146% or $9 million principally related to deferred taxes (including losses) generated for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized and nondeductible expenses.
The Company's effective income tax rate for the three months ended December 31, 2019 differed from the U.S. federal tax rate by (107)% or $(31) million principally related to deferred taxes (including losses) generated for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized and nondeductible expenses.
Net Loss
Net loss was $4 million for the three months ended December 31, 2020 compared to $54 million for the three months ended December 31, 2019, as a result of the items discussed above.
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
Cash Flow Activity
The following table provides a summary of the statements of cash flows for the periods indicated:

	Three months ended December 31,
(In millions)	2020	2019
Net cash provided by (used for):
Operating activities	$48	$12
Investing activities	(27)	268
Financing activities	(6)	(271)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	9	5
Net increase in cash, cash equivalents, and restricted cash	24	14
Cash, cash equivalents, and restricted cash at beginning of period	731	756
Cash, cash equivalents, and restricted cash at end of period	$755	$770
Operating Activities
Cash provided by operating activities for the three months ended December 31, 2020 and 2019 was $48 million and $12 million, respectively. The increase was primarily due to higher advisory fees incurred in the prior year period associated with executing the strategic partnership with RingCentral; lower interest payments; higher cash earnings; lower income tax payments; and lower contributions to the Company's pension and post-retirement benefit plans, partially offset by higher incentive compensation payments and the timing of customer and vendor payments.
Investing Activities
Cash used for investing activities for the three months ended December 31, 2020 was $27 million compared to cash provided by investing activities of $268 million for the three months ended December 31, 2019. The change was primarily due to proceeds in the prior year period from the sale of shares of RingCentral common stock, which shares were received by the Company upon entry into the strategic partnership in October 2019.
Financing Activities
Cash used for financing activities for the three months ended December 31, 2020 and 2019 was $6 million and $271 million, respectively.
Cash used for financing activities for the three months ended December 31, 2020 included:
•repayments in connection with financing leases of $7 million;
•debt issuance costs of $2 million related to the Company's senior notes issuance in the fourth quarter of fiscal 2020; and
•other financing activities, net of $2 million; partially offset by
•proceeds from the Company's Employee Stock Purchase Plan of $4 million; and
•proceeds from other financing arrangements of $1 million.
Cash used for financing activities for the three months ended December 31, 2019 included:
•a principal prepayment under the Term Loan Credit Agreement of $250 million;
•repurchases of shares of common stock under the Company's share repurchase program of $132 million;
•payment of acquisition-related contingent consideration of $5 million;
•repayments in connection with financing leases of $3 million; and
•other financing activities, net of $2 million; partially offset by
•proceeds from the issuance of Series A Preferred Stock to RingCentral upon entry into the strategic partnership in October 2019, net of issuance costs, of $121 million.
As of December 31, 2020, the Company was in compliance with all covenants and other requirements under its debt agreements.
Future Cash Requirements
Our primary future cash requirements will be to fund operations, debt service, capital expenditures, benefit obligations and restructuring payments. In addition, we may use cash in the future to make strategic acquisitions.
Specifically, we expect our primary cash requirements for the remainder of fiscal 2021 to be as follows:
•Debt service—We expect to make payments of approximately $158 million during the remainder of fiscal 2021 in interest associated with the Term Loan Credit Agreement, Senior Notes and Convertible Notes, and interest and fees associated with our ABL Credit Agreement. In the ordinary course of business, we may from time to time borrow and repay amounts under our ABL Credit Agreement.
•Capital expenditures—We expect to spend approximately $70 million to $80 million for capital expenditures during the remainder of fiscal 2021.
•Benefit obligations—We estimate we will make payments under our pension and post-retirement benefit obligations of approximately $47 million during the remainder of fiscal 2021. These payments include $18 million to satisfy the minimum statutory funding requirements of our U.S. qualified pension plans; $21 million for our non-U.S. benefit plans, which are predominantly not pre-funded; and $8 million for salaried and represented retiree post-retirement benefits. See discussion in Note 13, "Benefit Obligations," to our unaudited interim Condensed Consolidated Financial Statements for further details.
•Restructuring payments—We expect to make payments of approximately $20 million to $25 million during the remainder of fiscal 2021 for employee separation costs and lease termination obligations associated with restructuring actions. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally.
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

We and our subsidiaries and affiliates may from time to time seek to repurchase or prepay our outstanding equity (common stock and warrants) and/or debt (including our Term Loans, Senior Notes and Convertible Notes) through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, tender offers, redemptions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors.
Future Sources of Liquidity
We expect our cash balance, cash generated by operations and borrowings available under our ABL Credit Agreement to be our primary sources of short-term liquidity.
As of December 31, 2020 and September 30, 2020, our cash and cash equivalent balances held outside the U.S. were $248 million and $227 million, respectively. As of December 31, 2020, the Company's cash and cash equivalents held outside the U.S. are not expected to be needed to be repatriated to fund the Company's operations in the U.S. based on our expected future sources of liquidity.
Under the terms of the ABL Credit Agreement, the Company can issue letters of credit up to $150 million. At December 31, 2020, the Company had issued and outstanding letters of credit and guarantees of $41 million under the ABL Credit Agreement and had no borrowings outstanding. The aggregate additional principal amount that may be borrowed under the ABL Credit Agreement, based on the borrowing base less $41 million of outstanding letters of credit and guarantees, was $115 million at December 31, 2020.
We believe that our existing cash and cash equivalents of $750 million as of December 31, 2020, expected future cash provided by operating activities and borrowings available under the ABL Credit Agreement will be sufficient to meet our future cash requirements for at least the next twelve months from the filing of this quarterly report on Form 10-Q. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We also believe that our financial resources, along with appropriate management of discretionary expenses, will allow us to manage the anticipated impact of COVID-19 on our business operations, and specifically our liquidity, for the foreseeable future. However, the challenges posed by COVID-19 on our business constantly and rapidly evolve and could result in the need for additional liquidity. Consequently, we will continue to evaluate our financial position in light of future developments.
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
As of December 31, 2020, the Company's debt ratings were as follows:
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
Critical Accounting Policies and Estimates
Management has reassessed the critical accounting policies and estimates disclosed in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 25, 2020 and determined that there were no significant changes to our critical accounting policies and estimates during the three months ended December 31, 2020, except for recently adopted accounting policy changes as discussed in Note 2, "Recent Accounting Pronouncements," to our unaudited interim Condensed Consolidated Financial Statements.
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
The reconciliation of net loss, which is a GAAP measure, to EBITDA and Adjusted EBITDA, which are non-GAAP measures, is presented below for the periods indicated:

	Three months ended December 31,
(In millions)	2020	2019
Net loss	$(4)	$(54)
Interest expense	56	58
Interest income	—	(3)
Provision for income taxes	10	25
Depreciation and amortization	103	107
EBITDA	165	133
Restructuring charges(a)	4	1
Advisory fees(b)	—	39
Share-based compensation	14	6
Change in fair value of Emergence Date Warrants	5	3
Loss on foreign currency transactions	2	4
Gain on investments in equity securities(c)	—	(12)
Adjusted EBITDA	$190	$174
(a)Restructuring charges represent employee separation costs and facility exit costs (excluding the impact of accelerated depreciation expense) related to the Company's restructuring programs, net of sublease income.
(b)Advisory fees represent costs incurred to assist in the assessment of strategic and financial alternatives to improve the Company's capital structure.
(c)Realized and unrealized gains on investments in equity securities

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
The forward-looking statements included herein are based upon our assumptions, estimates and beliefs and involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and may be affected by a variety of risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Risks, uncertainties and other factors that may cause these forward-looking statements to be inaccurate include, among others: the risks and factors discussed in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q as well as Part I, Item 1A "Risk Factors" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the SEC on November 25, 2020.
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
Interest Rate Risk
The Company has exposure to changing interest rates primarily under the Term Loan Credit Agreement and ABL Credit Agreement, each of which bears interest at variable rates based on LIBOR. As of December 31, 2020, the Company had $1,643 million of variable rate loans outstanding and maintained interest rate swap agreements, which mature on December 15, 2022, to pay a fixed rate of 2.935% on $1,543 million of the variable rate loans outstanding (the "Swap Agreements"). A hypothetical one percent change in interest rates for the $100 million of unhedged variable rate debt as of December 31, 2020 would have affected annual interest expense by approximately $1 million.
The Company maintains additional interest rate swap agreements, to fix a portion of the variable rate interest due on its Term Loan Credit Agreement (the "Forward Swap Agreements") from December 15, 2022 (the maturity date of the Swap Agreements) through December 15, 2024. Under the terms of the Forward Swap Agreements, the Company will pay a fixed rate of 0.7047% and receive a variable rate of interest based on one-month LIBOR. The Forward Swap Agreements have a total notional amount of $1,400 million.
It is management's intention that the net notional amount of interest rate swap agreements be less than the variable rate loans outstanding during the life of the derivatives. For the three months ended December 31, 2020 and 2019, the Company recognized a loss on its interest rate swap agreements of $12 million and $5 million, respectively, which is reflected in Interest expense in the Condensed Consolidated Statements of Operations. At December 31, 2020, the Company maintained a $80 million deferred loss on its interest rate swap agreements designated as highly effective cash flow hedges within Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets.
See Note 10, “Derivative Instruments and Hedging Activities,” to our Condensed Consolidated Financial Statements included in Part I, Item I of this quarterly report on Form 10-Q for additional information related to the Company’s interest rate swap agreements.
Foreign Currency Risk
Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of our non-U.S. ("foreign") operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are Euros, Canadian Dollars, British Pound Sterling, Chinese Renminbi, Australian Dollars and Indian Rupee.
Non-U.S. denominated revenue was $176 million for the three months ended December 31, 2020. We estimate a 10% change in the value of the U.S. dollar relative to all foreign currencies would have affected our revenue for the three months ended December 31, 2020 by $18 million.
The Company, from time-to-time, utilizes foreign currency forward contracts primarily to hedge fluctuations associated with certain monetary assets and liabilities including receivables, payables and certain intercompany balances. These foreign currency forward contracts are not designated for hedge accounting treatment. As a result, changes in the fair value of these contracts are recorded as a component of Other income, net to offset the change in the value of the underlying assets and liabilities. As of December 31, 2020, the Company maintained open foreign exchange contracts with a total notional value of $369 million, primarily hedging the British Pound Sterling, Chinese Renminbi, Euro and Indian Rupee. At December 31, 2020, the fair value of open foreign exchange contracts was a net unrealized gain of $1 million, with $2 million recorded in Other current assets and $1 million recorded in Other current liabilities in the Condensed Consolidated Balance Sheets. For both the three months ended December 31, 2020 and 2019, the Company's gain on foreign exchange contracts was $5 million and was recorded within Other income, net in the Condensed Consolidated Statement of Operations.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
As of December 31, 2020, the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, that evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2020 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under Note 20, "Commitments and Contingencies," to the unaudited interim Condensed Consolidated Financial Statements is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes during the quarterly period ended December 31, 2020 to the risk factors previously disclosed in the Company's Form 10-K filed with the Securities and Exchange Commission on November 25, 2020 other than as shown below:
A breach of the security of our information systems, products or services or of the information systems of our third-party providers could adversely affect our business, operating results and financial condition.
We rely on the security of our information systems and, in certain circumstances, those of our third-party providers, such as channel partners, vendors, consultants and contract manufacturers, to protect our proprietary information and information of our customers. In addition, the growth of bring your own device ("BYOD") programs has increased the need for enhanced security measures. IT security system failures, including a breach of our or our third-party providers’ data security systems, could disrupt our ability to function in the normal course of business by potentially causing, among other things, delays in the fulfillment or cancellation of customer orders, disruptions in the manufacture or shipment of products or delivery of services or an unintentional disclosure of customer, employee or our information. Additionally, despite our security procedures or those of our third-party providers, information systems and our products and services may be vulnerable to threats such as computer hacking, cyber-terrorism or other unauthorized attempts by third parties to access, modify or delete our or our customers’ proprietary information.
Cyberattacks and similar threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them. Computer malware, viruses, scraping and general hacking have become more prevalent in our industry, have occurred on our systems in the past, and may occur on our systems in the future.
We are investigating, with a third-party digital-forensics/incident response firm and external counsel with subject matter expertise, suspicious activity that we believe resulted in unauthorized access to our email system. There is evidence of access to a limited number of Company email messages. In addition, there is no current evidence of unauthorized access to our other internal systems, including those used to support customer offerings and code repositories. Throughout the investigation, which we expect is nearing completion, we have taken a number of remedial actions to strengthen the security of our systems. While any cybersecurity incident could have a material adverse effect on the Company, we do not believe that this incident has had or will have a material adverse impact on our business or operations.
We take cybersecurity seriously and devote significant resources and tools to protect our systems, products and data and the data of our customers from intrusions and to ensure compliance with our contractual and regulatory obligations. However, these security efforts are costly to implement and may not be successful. There can be no assurance that we will be able to prevent, detect and adequately address or mitigate cyberattacks or security breaches. We investigate potential data breach issues identified through our security procedures and terminate, mitigate and remediate such issues as appropriate. Past incidents have involved outside actors and issues stemming from certain internal configuration and migration issues of our applications to other platforms. A breach of our systems could have a material adverse effect on our reputation as a provider of business communications products and services and could cause irreparable damage to us or our systems regardless of whether we or our third-party providers are able to adequately recover critical systems following a systems failure, either or both of which could, in turn, have a material adverse effect on our operating results and financial conditions. In addition, regulatory or legislative action related to cybersecurity, privacy and data protection worldwide, such as the European General Data Protection Regulation (“GDPR”), which went into effect in May 2018, and that of the United Kingdom, which went into effect in January 2021, may increase the costs to develop, implement or secure our products and services. We expect cybersecurity regulations to continue to evolve and be costly to implement. Furthermore, we may need to increase or change our cybersecurity systems and expenditures to support expansion of sales into new industry segments or new geographic markets. If we violate or fail to comply with such regulatory or legislative requirements, we could be fined, which fines could be substantial, or otherwise sanctioned. Any such fines or penalties could have a material adverse effect on our business and operations.

Failure to comply with laws and contractual obligations related to data privacy and protection could have a material adverse effect on our business, operating results and financial condition.

We are subject to the data privacy and protection laws and regulations adopted by federal, state and foreign governmental agencies, including but not limited to, the European Union's ("EU") GDPR and the United Kingdom’s (“UK”) GDPR (collectively, “GDPR”) and California’s Consumer Privacy Act (“CCPA”). Data privacy and protection is highly regulated and the GDPR imposes new obligations on companies, including us, who process personal data of data subjects who are in the EU or UK, regardless of whether or not that processing takes place in the EU or UK. These requirements substantially increase potential liability for all such companies for failure to comply with data protection rules.
Privacy laws restrict our storage, use, processing, disclosure, transfer and protection of personal information, including credit card data, provided to us by our customers as well as data we collect from our customers and employees. We strive to comply with all applicable laws, regulations, policies and legal obligations relating to privacy and data protection. Our privacy compliance program is based on our binding corporate rules which have been approved by EU regulatory authorities. We endeavor to apply uniform data handling practices, based on GDPR standards, on a global basis throughout all Avaya entities which process personal data, and have signed on to our binding corporate rules. We have dedicated significant time, capital and other resources to craft binding corporate rules that meet GDPR requirements, as well as requirements from other laws such as CCPA. We expect that as privacy laws continue to evolve and become more prevalent throughout the world, we will be required to dedicate additional resources to ensure continued compliance.
From time to time we have notified authorities in the EU and UK of potential personal data breaches and privacy issues, and we keep them appropriately updated. If the authorities determine that we have not complied with applicable laws and regulations, we may be subject to fines, penalties and lawsuits, and our reputation may suffer. Fines imposed on other companies by various data privacy regulatory authorities from the EU or UK for violations of the GDPR have been significant in amount. Furthermore, we may be subject to increased scrutiny going forward and we may also be required to make modifications to our data practices that could have an adverse impact on our business.
These data privacy risks are particularly relevant and applicable to us as a technology company because we process vast amounts of personal and non-personal data on behalf of our customers and we also host significant and increasing amounts of data in our cloud solutions and in the cloud solutions of other companies. We believe that regulations pertaining to the solicitation, collection, processing, and/or use of personal, financial, and consumer information will continue to expand globally. In addition, the interpretation and application of existing consumer and data protection laws and industry standards in the U.S., Europe and elsewhere is often uncertain and in flux. The application of existing laws to cloud-based solutions is particularly uncertain and cloud-based solutions may be subject to further regulation, the impact of which cannot be fully understood at this time. Moreover, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data and privacy practices. Complying with such laws and regulations may cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.
We are also subject to the privacy and data protection-related obligations in contracts with our customers, channel partners and other third parties. Any failure, or perceived failure, by us to comply with federal, state, or international laws, including laws and regulations regulating privacy, data or consumer protection, or to comply with our contractual obligations related to privacy, could result in proceedings or actions against us by governmental entities, contractual parties or others, which could result in significant liability to us as well as harm to our reputation. Additionally, third parties on which we rely enter into contracts to protect and safeguard our customers' data. Should such parties violate these agreements or suffer a security breach, we could be subject to proceedings or actions against us by governmental entities, contractual parties or others, which could result in significant liability to us as well as harm to our reputation.

The United Kingdom's withdrawal from the EU may adversely impact our operations in the United Kingdom and elsewhere.
On January 31, 2020, the United Kingdom (the "UK") formally left the European Union (the "EU") and the transition period provided for in the withdrawal agreement entered into by the UK and the EU ended on December 31, 2020. On December 24, 2020, the European Commission reached a trade and corporation agreement with the UK (the "Trade Agreement") that applies provisionally after the end of the transition period until it is ratified by the parties to the agreement. The U.K. House of Commons formally approved the Trade Agreement on December 30, 2020 and the European Union legislature is expected approve the Trade Agreement by March 2021. The Trade Agreement offers UK and EU companies preferential access to each other’s markets, ensuring imported goods will be free of tariffs and quotas; however, economic relations between the UK and the EU will now be on more restricted terms than they were previously. On January 1, 2021, the UK left the EU Single Market and Customs Union, as well as all EU policies and international agreements. As a result, the free movement of persons, goods, services and capital between the UK and the EU ended, and the EU and the UK formed two separate markets and two distinct regulatory and legal spaces.
While the Trade Agreement has removed some uncertainty and a significant amount of financial risk associated with the UK’s exit from the EU, we are still assessing its details and related impact on our EU and UK operations. In addition, there are still a number of areas of uncertainty in connection with the future of the UK and its relationship with the EU and the application and interpretation of the Trade Agreement, and Brexit-related matters may take several years to be clarified and resolved. In particular, the Trade Agreement only covers the trade of goods and, therefore, uncertainly remains over the UK's long-term trading of services relationship with the EU. At this time, we cannot predict the impact the Trade Agreement and any future agreements will have on our operations or financial results or on those our clients, and it is possible that new terms may adversely affect our operations and financial results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
The following table provides information with respect to purchases by the Company of shares of common stock during the three months ended December 31, 2020:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under Plans or Programs(2)(3)
October 1 - 31, 2020	71,997	$15.0600	—	$185,000,003
November 1 - 30, 2020	35,383	$18.7200	—	$185,000,003
December 1 - 31, 2020	—	$—	—	$185,000,003
Total	107,380	$16.2660	—
(1)All purchases included in the column for the periods indicated represent shares of common stock withheld for taxes on restricted stock units that vested.
(2)The Company maintains a warrant repurchase program authorizing it to repurchase the Company's outstanding warrants to purchase shares of the Company's common stock for an aggregate expenditure of up to $15 million. The repurchases may be made from time to time in the open market, through block trades or in privately negotiated transactions.
(3)The Company maintains a share repurchase program authorizing it to repurchase the Company's common stock for an aggregate expenditure of up to $500 million. The repurchases may be made from time to time in the open market, through block trades or in privately negotiated transactions.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description
10.1*	Avaya Inc. Involuntary Separation Plan for Senior Executives, dated December 11, 2020
31.1	Certification of James M. Chirico, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Kieran J. McGrath pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of James M. Chirico, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Kieran J. McGrath pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL in Exhibit 101)

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAYA HOLDINGS CORP.

By:	/s/ KEVIN SPEED
Name:	Kevin Speed
Title:	Vice President, Controller and Chief Accounting Officer
February 9, 2021