Form 10-Q
period 2021-03-31
Avaya Holdings Corp.
filed 2021-05-10
CIK 1418100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of April 30, 2021, 84,573,426 shares of common stock, $.01 par value, of the registrant were outstanding.

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

2

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
REVENUE
Products	$226	$245	$492	$543
Services	512	437	989	854
	738	682	1,481	1,397
COSTS
Products:
Costs	92	92	197	196
Amortization of technology intangible assets	43	44	86	87
Services	191	175	370	349
	326	311	653	632
GROSS PROFIT	412	371	828	765
OPERATING EXPENSES
Selling, general and administrative	264	248	519	531
Research and development	57	51	112	103
Amortization of intangible assets	39	41	79	82
Impairment of goodwill	—	624	—	624
Restructuring charges, net	8	4	12	7
	368	968	722	1,347
OPERATING INCOME (LOSS)	44	(597)	106	(582)
Interest expense	(59)	(53)	(115)	(111)
Other income, net	1	15	1	29
LOSS BEFORE INCOME TAXES	(14)	(635)	(8)	(664)
Provision for income taxes	(44)	(37)	(54)	(62)
NET LOSS	$(58)	$(672)	$(62)	$(726)
LOSS PER SHARE
Basic	$(0.70)	$(7.24)	$(0.76)	$(7.24)
Diluted	$(0.70)	$(7.24)	$(0.76)	$(7.24)
Weighted average shares outstanding
Basic	84.6	93.0	84.2	101.1
Diluted	84.6	93.0	84.2	101.1
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Net loss	$(58)	$(672)	$(62)	$(726)
Other comprehensive income (loss):
Pension, post-retirement and postemployment benefit-related items, net of income taxes of $(1) for the three and six months ended March 31, 2021	34	—	46	—
Cumulative translation adjustment	21	(9)	15	(6)
Change in interest rate swaps, net of income taxes of $2 for the three months ended March 31, 2020	30	(46)	41	(39)
Other comprehensive income (loss)	85	(55)	102	(45)
Total comprehensive income (loss)	$27	$(727)	$40	$(771)
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share and share amounts)

	March 31, 2021	September 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$593	$727
Accounts receivable, net	289	275
Inventory	51	54
Contract assets, net	401	296
Contract costs	115	115
Other current assets	124	112
TOTAL CURRENT ASSETS	1,573	1,579
Property, plant and equipment, net	278	268
Deferred income taxes, net	42	31
Intangible assets, net	2,394	2,556
Goodwill, net	1,481	1,478
Operating lease right-of-use assets	152	160
Other assets	190	159
TOTAL ASSETS	$6,110	$6,231
LIABILITIES
Current liabilities:
Accounts payable	$261	$242
Payroll and benefit obligations	163	198
Contract liabilities	451	446
Operating lease liabilities	49	49
Business restructuring reserves	19	21
Other current liabilities	230	181
TOTAL CURRENT LIABILITIES	1,173	1,137
Non-current liabilities:
Long-term debt	2,800	2,886
Pension obligations	716	749
Other post-retirement obligations	149	215
Deferred income taxes, net	43	38
Contract liabilities	348	373
Operating lease liabilities	123	129
Business restructuring reserves	22	28
Other liabilities	310	312
TOTAL NON-CURRENT LIABILITIES	4,511	4,730
TOTAL LIABILITIES	5,684	5,867
Commitments and contingencies (Note 20)
Preferred stock, $0.01 par value; 55,000,000 shares authorized at March 31, 2021 and September 30, 2020
Convertible series A preferred stock; 125,000 shares issued and outstanding at March 31, 2021 and September 30, 2020	130	128
STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; 550,000,000 shares authorized; 84,658,712 shares issued and outstanding at March 31, 2021; and 83,278,383 shares issued and outstanding at September 30, 2020	1	1
Additional paid-in capital	1,472	1,449
Accumulated deficit	(1,034)	(969)
Accumulated other comprehensive loss	(143)	(245)
TOTAL STOCKHOLDERS' EQUITY	296	236
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,110	$6,231
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In millions)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value
Balance as of September 30, 2020	83.3	$1	$1,449	$(969)	$(245)	$236
Issuance of common stock under the equity incentive plan	0.3					—
Issuance of common stock under the employee stock purchase plan	0.3		3			3
Shares repurchased and retired for tax withholding on vesting of restricted stock units	(0.1)		(2)			(2)
Share-based compensation expense			14			14
Preferred stock dividends accrued			(1)			(1)
Adjustment for adoption of new accounting standard (Note 2)				(3)		(3)
Net loss				(4)		(4)
Other comprehensive income					17	17
Balance as of December 31, 2020	83.8	$1	$1,463	$(976)	$(228)	$260
Issuance of common stock under the equity incentive plan	1.2		8			8
Issuance of common stock under the employee stock purchase plan	0.2		3			3
Shares repurchased and retired for tax withholding on vesting of restricted stock units	(0.3)		(7)			(7)
Shares repurchased and retired under share repurchase program	(0.2)		(7)			(7)
Share-based compensation expense			13			13
Preferred stock dividends accrued			(1)			(1)
Net loss				(58)		(58)
Other comprehensive income					85	85
Balance as of March 31, 2021	84.7	$1	$1,472	$(1,034)	$(143)	$296

Balance as of September 30, 2019	111.0	$1	$1,761	$(289)	$(173)	$1,300
Issuance of common stock under the equity incentive plan	0.3					—
Shares repurchased and retired for tax withholding on vesting of restricted stock units	(0.1)		(2)			(2)
Shares repurchased and retired under share repurchase program	(10.7)		(142)			(142)
Share-based compensation expense			6			6
Accretion of preferred stock to redemption value			(4)			(4)
Preferred stock dividends accrued			(1)			(1)
Net loss				(54)		(54)
Other comprehensive income					10	10
Balance as of December 31, 2019	100.5	$1	$1,618	$(343)	$(163)	$1,113
Issuance of common stock under the equity incentive plan	0.6					—
Shares repurchased and retired for tax withholding on vesting of restricted stock units	(0.2)		(1)			(1)
Shares repurchased and retired under share repurchase program	(18.2)		(188)			(188)
Share-based compensation expense			8			8
Preferred stock dividends accrued			(1)			(1)
Net loss				(672)		(672)
Other comprehensive loss					(55)	(55)
Balance as of March 31, 2020	82.7	$1	$1,436	$(1,015)	$(218)	$204
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six months ended March 31,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(62)	$(726)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	209	212
Share-based compensation	27	14
Amortization of debt discount and issuance costs	13	14
Loss on extinguishment of debt	1	—
Deferred income taxes, net	(4)	(17)
Impairment of goodwill	—	624
Gain on post-retirement plan settlement	(14)	—
Change in fair value of emergence date warrants	27	(3)
Unrealized loss on foreign currency transactions	12	8
Impairment of debt securities	—	10
Unrealized gain on equity securities	—	(19)
Realized gain on sale of equity securities	—	(11)
Other non-cash charges (credits), net	1	(6)
Changes in operating assets and liabilities:
Accounts receivable	(12)	41
Inventory	3	6
Operating lease right-of-use assets and liabilities	2	2
Contract assets	(122)	(53)
Contract costs	(5)	(13)
Accounts payable	21	(31)
Payroll and benefit obligations	(76)	(24)
Business restructuring reserves	(8)	(13)
Contract liabilities	(22)	(30)
Other assets and liabilities	33	47
NET CASH PROVIDED BY OPERATING ACTIVITIES	24	32
INVESTING ACTIVITIES:
Capital expenditures	(53)	(48)
Proceeds from sale of marketable securities	—	294
NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(53)	246
FINANCING ACTIVITIES:
Shares repurchased under share repurchase program	(7)	(330)
Proceeds from issuance of Series A Preferred Stock, net of issuance costs of $4	—	121
Repayment of Term Loan Credit Agreement due to refinancing	(743)	—
Proceeds from Term Loan Credit Agreement due to refinancing	743	—
Repayment of Term Loan Credit Agreement	(100)	(250)
Principal payments for financing leases	(8)	(5)
Proceeds from other financing arrangements	3	—
Payment of acquisition-related contingent consideration	—	(5)
Debt issuance costs	(2)	—
Proceeds from Employee Stock Purchase Plan	7	—
Proceeds from exercises of stock options	8	—
Other financing activities, net	(9)	(3)
NET CASH USED FOR FINANCING ACTIVITIES	(108)	(472)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3	(5)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(134)	(199)
Cash, cash equivalents, and restricted cash at beginning of period	731	756
Cash, cash equivalents, and restricted cash at end of period	$597	$557
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
Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates. During the second quarter of fiscal 2020, the World Health Organization characterized a novel strain of coronavirus ("COVID-19") as a pandemic. The spread of COVID-19 around the globe and the actions required to mitigate its impact have created substantial disruption to the global economy. The duration of the pandemic and the long-term impacts on the global economy are uncertain. The pandemic may affect management’s estimates and assumptions, in particular those that require a projection of our financial results, our cash flows or broader economic conditions, such as the collectability of accounts receivable, sales returns and allowances, the use and recoverability of inventory, the realization of deferred tax assets, annual effective tax rate, the fair value of equity compensation, the recoverability of long-lived assets, useful lives and impairment of tangible and intangible assets including goodwill, business restructuring reserves and fair value measurements. During fiscal 2020, the Company recognized a significant goodwill impairment charge which is further described in Note 7, “Goodwill, net” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020 filed with the SEC on November 25, 2020. The COVID-19 pandemic did not have a material impact on the Company's operating results during the second quarter of fiscal 2021.
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
3. Contracts with Customers
Disaggregation of Revenue
The following tables provide the Company's disaggregated revenue for the periods presented:

	Three months ended March 31,		Six months ended March 31,
(In millions)	2021	2020	2021	2020
Revenue:
Products & Solutions	$226	$245	$492	$543
Services	513	438	990	857
Unallocated Amounts	(1)	(1)	(1)	(3)
Total revenue	$738	$682	$1,481	$1,397

	Three months ended March 31, 2021				Three months ended March 31, 2020
(In millions)	Products & Solutions	Services	Unallocated	Total	Products & Solutions	Services	Unallocated	Total
Revenue:
U.S.	$102	$311	$—	$413	$119	$266	$(1)	$384
International:
Europe, Middle East and Africa	73	115	(1)	187	78	94	—	172
Asia Pacific	30	47	—	77	27	43	—	70
Americas International - Canada and Latin America	21	40	—	61	21	35	—	56
Total International	124	202	(1)	325	126	172	—	298
Total revenue	$226	$513	$(1)	$738	$245	$438	$(1)	$682

	Six months ended March 31, 2021				Six months ended March 31, 2020
(In millions)	Products & Solutions	Services	Unallocated	Total	Products & Solutions	Services	Unallocated	Total
Revenue:
U.S.	$228	$599	$—	$827	$268	$512	$(2)	$778
International:
Europe, Middle East and Africa	165	218	(1)	382	171	188	(1)	358
Asia Pacific	59	93	—	152	60	87	—	147
Americas International - Canada and Latin America	40	80	—	120	44	70	—	114
Total International	264	391	(1)	654	275	345	(1)	619
Total revenue	$492	$990	$(1)	$1,481	$543	$857	$(3)	$1,397
Unallocated amounts represent the fair value adjustment to deferred revenue recognized upon emergence from bankruptcy in December 2017 and excluded from segment revenue.
Transaction Price Allocated to the Remaining Performance Obligations
The transaction price allocated to remaining performance obligations that were wholly or partially unsatisfied as of March 31, 2021 was $2.4 billion, of which 56% and 26% is expected to be recognized within 12 months and 13-24 months, respectively, with the remaining balance expected to be recognized thereafter. This excludes amounts for remaining performance obligations that are (1) for contracts recognized over time using the "right to invoice" practical expedient, (2) related to sales or usage based royalties promised in exchange for a license of intellectual property and (3) related to variable consideration allocated entirely to a wholly unsatisfied performance obligation.
Contract Balances
The following table provides information about accounts receivable, contract assets and contract liabilities for the periods presented:

(In millions)	March 31, 2021	September 30, 2020	Increase (Decrease)
Accounts receivable, net	$289	$275	$14

Contract assets, net:
Current	$401	$296	$105
Non-current (Other assets)	88	71	17
	$489	$367	$122

Cost of obtaining a contract:
Current (Contract costs)	$85	$92	$(7)
Non-current (Other assets)	45	40	5
	$130	$132	$(2)

Cost to fulfill a contract:
Current (Contract costs)	$30	$23	$7

Contract liabilities:
Current	$451	$446	$5
Non-current	348	373	(25)
	$799	$819	$(20)
The increase in Contract assets was mainly driven by growth in the Company's subscription offerings.
During the three and six months ended March 31, 2021 and 2020, the Company did not record any asset impairment charges related to contract assets. During the six months ended March 31, 2021 and 2020, the Company recognized revenue of $402 million and $405 million that had been previously recorded as a Contract liability as of October 1, 2020 and October 1, 2019, respectively.
During the three months ended March 31, 2021 and 2020, the Company recognized a decrease to revenue of $1 million and $0 million, respectively, for performance obligations that were satisfied in prior periods. During the six months ended March 31, 2021 and 2020, the Company recognized a decrease to revenue of $0 million and $1 million, respectively, for performance obligations that were satisfied in prior periods.
Contract Costs
During the three months ended March 31, 2021, the Company recognized $51 million for amortization of costs to obtain customer contracts, of which $48 million was included within Selling, general and administrative expense and the remaining $3 million was recognized as a reduction to Revenue. During the six months ended March 31, 2021, the Company recognized $95 million for amortization of costs to obtain customer contracts, of which $91 million was included within Selling, general and administrative expense and the remaining $4 million was recognized as a reduction to Revenue. During the three and six months ended March 31, 2020, the Company recognized $34 million and $66 million, respectively, for amortization of costs to obtain customer contracts which were included within Selling, general and administrative expense.
During the three months ended March 31, 2021 and 2020, the Company recognized $10 million and $6 million of contract fulfillment costs within Costs, respectively. During the six months ended March 31, 2021 and 2020, the Company recognized $14 million and $20 million of contract fulfillment costs within Costs, respectively.
Allowance for Credit Losses
The following table presents the change in the allowance for credit losses by portfolio segment for the period indicated:

	Accounts Receivable(1)	Short-term Contract Assets(2)	Long-term Contract Assets(3)	Total
Allowance for credit loss as of September 30, 2020	$7	$—	$—	$7
Adjustment to retained earnings upon adoption	1	1	1	3
Adjustment to credit loss provision	(3)	—	—	(3)
Allowance for credit loss as of March 31, 2021	$5	$1	$1	$7
(1) Recorded within Accounts receivable, net on the Condensed Consolidated Balance Sheets.
(2) Recorded within Contract assets, net on the Condensed Consolidated Balance Sheets.
(3) Recorded within Other assets on the Condensed Consolidated Balance Sheets.
4. Leases
The following table details the components of net lease expense for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
In millions	2021	2020	2021	2020
Operating lease cost (1)	$14	$16	$30	$34
Short-term lease cost (1)	2	1	3	3
Variable lease cost (1)(2)	3	4	7	9
Finance lease amortization of right-of-use assets (1)	2	1	3	2
Sublease income (3)	(1)	(1)	(1)	(3)
Total lease cost	$20	$21	$42	$45
(1)Allocated between Cost of products and services, and Operating expenses.
(2)Includes real estate taxes and other charges for non-lease services payable to lessors and recognized in the period incurred.
(3)Included in Other income, net.

The Company's right-of-use assets and lease liabilities for financing leases are included in the Condensed Consolidated Balance Sheets as follows:

In millions	March 31, 2021	September 30, 2020
ASSETS
Property, plant and equipment, net	$15	$12

LIABILITIES
Other current liabilities	5	8
Other liabilities	11	9
The following table summarizes the weighted average remaining lease term and weighted average interest rate for the Company's operating and financing leases for the periods indicated:

	March 31, 2021	September 30, 2020
Weighted average remaining lease term
Operating Leases	4.4 years	4.5 years
Financing Leases	3.7 years	2.7 years

Weighted average interest rate
Operating Leases	5.8%	6.1%
Financing Leases	4.6%	5.4%
The following table presents the maturities of lease payments for the Company's operating and financing leases as of March 31, 2021 (by fiscal year):

In millions	Operating Leases	Financing Leases
2021 (remaining six months)	$30	$3
2022	53	5
2023	40	4
2024	28	3
2025	17	2
2026	11	—
2027 and thereafter	16	—
Total lease payments	195	17
Less: imputed interest	(23)	(1)
Total lease liability	$172	$16

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
As part of the strategic partnership, the Company and RingCentral also entered into an agreement governing the terms of the commercial arrangement between the parties (the "Framework Agreement"). In accordance with the Framework Agreement, RingCentral paid Avaya $375 million, predominantly for future fees, as well as for certain licensing rights. The $375 million payment consisted of $361 million in shares of RingCentral common stock and $14 million in cash. During the six months ended March 31, 2020, the Company sold a significant portion of the RingCentral shares and realized a gain on the sale. The Company also recorded unrealized gains on the RingCentral shares retained by the Company as of March 31, 2020. The Company sold the remaining RingCentral shares by the end of fiscal 2020.

The following table summarizes the realized and unrealized gains on the shares of RingCentral common stock recorded within Other income, net in the Condensed Consolidated Statements of Operations for the periods presented:

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
Six Months Ended March 31, 2021
The Company determined that no events occurred or circumstances changed during the six months ended March 31, 2021 that would indicate that it is more likely than not that its goodwill was impaired. To the extent that business conditions deteriorate or if changes in key assumptions and estimates differ significantly from management's expectations, it may be necessary to record impairment charges in the future.
Six Months Ended March 31, 2020
During the second quarter of fiscal 2020, the Company concluded that a triggering event occurred for both of its reporting units due to (i) the impact of the COVID-19 pandemic on the macroeconomic environment which led to revisions to the Company's long-term forecast during the second quarter of fiscal 2020 and (ii) the sustained decrease in the Company's stock price at the beginning stages of the pandemic which was caused by the resulting volatility in the financial markets. As a result, the Company performed an interim quantitative goodwill impairment test as of March 31, 2020 to compare the fair values of its reporting units to their respective carrying amounts, including the goodwill allocated to each reporting unit.
The results of the Company’s interim goodwill impairment test as of March 31, 2020 indicated that the estimated fair value of the Company’s Services reporting unit exceeded its carrying amount. The carrying amount of the Company's Products & Solutions reporting unit exceeded its estimated fair value primarily due to a reduction in the Company’s long-term forecast to reflect increased risk from higher market uncertainty and the accelerated reduction of product sales related to the Company’s historical on-premises perpetual licenses with a continued shift and acceleration of customers upgrading and acquiring new technology innovation through the utilization of the Company’s subscription offering, which is included in the Services reporting unit. As a result, the Company recorded a goodwill impairment charge of $624 million to write down the full carrying amount of the Products & Solutions goodwill in the Condensed Consolidated Statement of Operations for the six months ended March 31, 2020.
Intangible Assets, net
The Company's intangible assets consist of the following for the periods indicated:

(In millions)	Technology and Patents	Customer Relationships and Other Intangibles	Trademarks and Trade Names	Total
Balance as of March 31, 2021
Finite-lived intangible assets:
Cost	$964	$2,155	$42	$3,161
Accumulated amortization	(570)	(511)	(19)	(1,100)
Finite-lived intangible assets, net	394	1,644	23	2,061
Indefinite-lived intangible assets	—	—	333	333
Intangible assets, net	$394	$1,644	$356	$2,394
Balance as of September 30, 2020
Finite-lived intangible assets:
Cost	$961	$2,153	$42	$3,156
Accumulated amortization	(482)	(433)	(18)	(933)
Finite-lived intangible assets, net	479	1,720	24	2,223
Indefinite-lived intangible assets	—	—	333	333
Intangible assets, net	$479	$1,720	$357	$2,556
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
Six Months Ended March 31, 2021
The Company determined that no events occurred or circumstances changed during the six months ended March 31, 2021 that would indicate that its finite-lived intangible assets may not be recoverable or that it is more likely than not that its indefinite-lived intangible assets were impaired. To the extent that business conditions deteriorate or if changes in key assumptions and estimates differ significantly from management's expectations, it may be necessary to record impairment charges in the future.
Six Months Ended March 31, 2020
As a result of the goodwill triggering events identified during the second quarter of fiscal 2020, the Company performed a recoverability test on all of its finite-lived asset groups as of March 31, 2020 before proceeding to the goodwill impairment review and concluded that no impairment charge was necessary. The Company also performed an interim quantitative impairment test for its indefinite lived intangible asset, the Avaya Trade Name, as of March 31, 2020 and determined that its estimated fair value exceeded its carrying value and no impairment existed.
7. Supplementary Financial Information

The following table presents a summary of Other income, net for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(In millions)	2021	2020	2021	2020
OTHER INCOME, NET
Interest income	$1	$2	$1	$5
Foreign currency gains (losses), net	1	(7)	(1)	(11)
Gain on post-retirement plan settlement	14	—	14	—
Gain on investments in equity and debt securities, net	—	8	—	20
Other pension and post-retirement benefit credits, net	7	6	14	11
Change in fair value of emergence date warrants	(22)	6	(27)	3
Sublease income	1	1	1	3
Other, net	(1)	(1)	(1)	(2)
Total other income, net	$1	$15	$1	$29
During the three and six months ended March 31, 2020, the gain on investments in equity and debt securities, net includes realized and unrealized gains on RingCentral common stock as disclosed in Note 5, "Strategic Partnership," partially offset by a $10 million impairment of debt securities mainly driven by a decline in the macroeconomic environment due to the COVID-19 pandemic and a decline in the expected operating results and cash flows for the investment company.
The gain on post-retirement plan settlement for the three and six months ended March 31, 2021 is further described in Note 13, "Benefit Obligations."
The following table presents supplemental cash flow information for the periods presented:

	Three months ended March 31,		Six months ended March 31,
(In millions)	2021	2020	2021	2020
OTHER PAYMENTS
Interest payments	$59	$46	$92	$104
Income tax payments	6	13	9	25

NON-CASH INVESTING ACTIVITIES
(Decrease) increase in Accounts payable for capital expenditures	$(1)	$1	$(2)	$(4)
Acquisition of equipment under finance leases	4	—	6	—

During the three months ended March 31, 2021 and 2020, the Company made payments for operating lease liabilities of $16 million and $19 million, respectively, and recorded non-cash additions for operating lease right-of-use assets of $5 million and $6 million, respectively. During the six months ended March 31, 2021 and 2020, the Company made payments for operating lease liabilities of $33 million and recorded non-cash additions for operating lease right-of-use assets of $16 million and $15 million, respectively.
The following table presents a reconciliation of cash, cash equivalents, and restricted cash that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows for the periods presented:

(In millions)	March 31, 2021	September 30, 2020	March 31, 2020	September 30, 2019
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$593	$727	$553	$752
Restricted cash included in other assets	4	4	4	4
Total cash, cash equivalents, and restricted cash	$597	$731	$557	$756

8. Business Restructuring Reserves and Programs
The following table summarizes the restructuring charges by activity for the periods presented:

	Three months ended March 31,		Six months ended March 31,
(In millions)	2021	2020	2021	2020
Employee separation costs	$1	$—	$2	$1
Facility exit costs	7	4	10	6
Total restructuring charges	$8	$4	$12	$7
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
The following table summarizes the activity for employee separation costs recognized under the Company's restructuring programs for the six months ended March 31, 2021:

(In millions)	Fiscal 2021 Restructuring Program (1)	Fiscal 2020 Restructuring Program (2)	Fiscal 2008 through 2019 Restructuring Programs (2)	Total
Accrual balance as of September 30, 2020	$—	$8	$41	$49
Cash payments	(1)	(1)	(9)	(11)
Restructuring charges	2	—	—	2
Impact of foreign currency fluctuations	—	—	1	1
Accrual balance as of March 31, 2021	$1	$7	$33	$41
(1)Payments related to the fiscal 2021 restructuring program are expected to be completed in fiscal 2021.
(2)Payments related to the fiscal 2020 and 2008 through 2019 restructuring programs are expected to be completed in fiscal 2026.

9. Financing Arrangements
The following table reflects principal amounts of debt and debt net of discounts and issuance costs for the periods presented:

	March 31, 2021		September 30, 2020
(In millions)	Principal amount	Net of discounts and issuance costs	Principal amount	Net of discounts and issuance costs
Senior 6.125% Notes due September 15, 2028	$1,000	$985	$1,000	$984
Tranche B Term Loans due December 15, 2024	—	—	843	835
Tranche B-1 Term Loans due December 15, 2027	800	778	800	776
Tranche B-2 Term Loans due December 15, 2027	743	736	—	—
Convertible 2.25% Senior Notes due June 15, 2023	350	301	350	291
Total Long-term debt	$2,893	$2,800	$2,993	$2,886
Term Loan and ABL Credit Agreements
As of March 31, 2021 and September 30, 2020, the Company maintained (i) its Term Loan Credit Agreement among Avaya Inc., as borrower, Avaya Holdings, the lending institutions from time to time party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent (the “Term Loan Credit Agreement”), and (ii) its ABL Credit Agreement, among Avaya Inc., as borrower, Avaya Holdings, the several other borrowers party thereto, the several lenders from time to time party thereto, and Citibank, N.A., as administrative agent and collateral agent, which provides a revolving credit facility consisting of a U.S. tranche and a foreign tranche allowing for borrowings of up to an aggregate principal amount of $200 million from time to time, subject to borrowing base availability (the "ABL Credit Agreement"). The ABL Credit Agreement matures on September 25, 2025.
Prior to February 24, 2021, the Term Loan Credit Agreement matured in two tranches, with a principal amount of $843 million maturing on December 15, 2024 (the “Tranche B Term Loans”) and a principal amount of $800 million maturing on December 15, 2027 (the “Tranche B-1 Term Loans”). On February 24, 2021, the Company amended the Term Loan Credit Agreement (“Amendment No. 3”), pursuant to which the Company prepaid, replaced and refinanced the Tranche B Term Loans outstanding with $100 million in cash and $743 million in principal amount of new first lien term loans due December 2027 (the “Tranche B-2 Term Loans”). The Tranche B-2 Term Loans bear interest at a rate with applicable margin of 3.00% per annum with respect to base rate borrowings and 4.00% per annum with respect to LIBOR borrowings. Amendment No. 3 was primarily accounted for as a loan modification at the syndicated lender level. Based on the application of the loan modification guidance within ASC 470, the Company recorded $3 million of new debt issuance costs within Interest expense in the Consolidated Statements of Operations. Lenders who exited their positions in the Tranche B Term Loans as a result of Amendment No. 3 were accounted for as a loan extinguishment. Accordingly, the Company wrote-off a portion of the original underwriting discount of $1 million within Interest expense.
For the three months ended March 31, 2021 and 2020, the Company recognized interest expense of $22 million and $40 million, respectively, related to the Term Loan Credit Agreement, including the expenses associated with Amendment No. 3 described above and the amortization of the debt discount and issuance costs. For the six months ended March 31, 2021 and 2020, the Company recognized interest expense of $42 million and $86 million, respectively, related to the Term Loan Credit Agreement, including the expenses associated with Amendment No. 3 described above and the amortization of the debt discount and issuance costs.
As of March 31, 2021, the Company had no borrowings outstanding under the ABL Credit Agreement. Under the terms of the ABL Credit Agreement, the Company can issue letters of credit up to $150 million. At March 31, 2021, the Company had issued and outstanding letters of credit and guarantees of $39 million under the ABL Credit Agreement. The aggregate additional principal amount that may be borrowed under the ABL Credit Agreement, based on the borrowing base less $39 million of outstanding letters of credit and guarantees was $128 million at March 31, 2021. For the three and six months ended March 31, 2021 and 2020, recognized interest expense related to the ABL Credit Agreement was not material.
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

For the three and six months ended March 31, 2021, the Company recognized interest expense of $16 million and $32 million, respectively, related to the Senior Notes, including the amortization of debt issuance costs.
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
For both the three months ended March 31, 2021 and 2020, the Company recognized interest expense of $7 million related to the Convertible Notes, which includes $5 million of amortization of the debt discount and issuance costs. For the six months ended March 31, 2021 and 2020, the Company recognized interest expense of $14 and $13 million related to the Convertible Notes, respectively, which includes $10 and $9 million of amortization of the debt discount and issuance costs, respectively.
The net carrying amount of the Convertible Notes for the periods indicated was as follows:

(In millions)	March 31, 2021	September 30, 2020
Principal	$350	$350
Less:
Unamortized debt discount	(45)	(55)
Unamortized issuance costs	(4)	(4)
Net carrying amount	$301	$291
The weighted average contractual interest rate of the Company's outstanding debt was 6.5% as of both March 31, 2021 and September 30, 2020, respectively. The effective interest rate for the Term Loan Credit Agreement as of March 31, 2021 and September 30, 2020 was not materially different than its contractual interest rate including adjustments related to interest rate swap agreements designated as highly effective cash flow hedges. The effective interest rate for the Senior Notes as of March 31, 2021 and September 30, 2020 was not materially different than its contractual interest rate. The effective interest rate for the Convertible Notes was 9.2% as of March 31, 2021 and September 30, 2020 reflecting the separation of the conversion feature in equity. The effective interest rates include interest on the debt and amortization of discounts and issuance costs.
As of March 31, 2021, the Company was not in default under any of its debt agreements.
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
On September 23, 2020, the Company entered into an interest rate swap agreement for a notional amount of $257 million (the “Offsetting Swap Agreement”). Under the terms of the Offsetting Swap Agreement, which matures on December 15, 2022, the Company pays a variable rate of interest based on one-month LIBOR and receives a fixed rate of 0.1745%. The Company entered into the Offsetting Swap Agreement to maintain a net notional amount less than the amount of the Company’s variable rate loans outstanding. The Offsetting Swap Agreement was not designated for hedge accounting treatment. On September 23, 2020, Original Swap Agreements with a notional amount of $257 million were also de-designated from hedge accounting treatment. As of March 31, 2021, Original Swap Agreements with a notional amount of $1,543 million continue to be designated as cash flow hedges and deemed highly effective as defined under ASC 815.
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
Based on the amount in Accumulated other comprehensive loss at March 31, 2021, approximately $50 million would be reclassified to Interest expense in the next twelve months.
It is management's intention that the net notional amount of interest rate swap agreements be less than or equal to the variable rate loans outstanding during the life of the derivatives.
Foreign Currency Forward Contracts
The Company, from time to time, utilizes foreign currency forward contracts primarily to hedge fluctuations associated with certain monetary assets and liabilities including receivables, payables and certain intercompany balances. These foreign currency forward contracts are not designated for hedge accounting treatment. As a result, changes in the fair value of these contracts are recorded as a component of Other income, net to offset the change in the value of the hedged assets and liabilities. As of March 31, 2021, the Company maintained open foreign currency forward contracts with a total notional value of $355 million, primarily hedging the British Pound Sterling, Euro, Chinese Renminbi, Mexican Peso and Indian Rupee. As of September 30, 2020, the Company maintained open foreign currency forward contracts with a total notional value of $375 million, primarily hedging the British Pound Sterling, Euro, Chinese Renminbi and Indian Rupee.
Emergence Date Warrants
In accordance with the bankruptcy plan of reorganization adopted in connection with the Company's emergence from bankruptcy on December 15, 2017 (the "Plan of Reorganization"), the Company issued warrants to purchase 5,645,200 shares of the Company's common stock to the holders of the second lien obligations extinguished pursuant to the Plan of Reorganization (the "Emergence Date Warrants"). Each Emergence Date Warrant has an exercise price of $25.55 per share and expires on December 15, 2022. The Emergence Date Warrants contain certain derivative features that require them to be classified as a liability and for changes in the fair value of the liability to be recognized in earnings each reporting period. On November 14, 2018, the Company's Board of Directors approved a warrant repurchase program, authorizing the Company to repurchase up to $15 million worth of the Emergence Date Warrants. None of the Emergence Date Warrants have been exercised or repurchased as of March 31, 2021.
The fair value of the Emergence Date Warrants was determined using a probability weighted Black-Scholes option pricing model. This model requires certain input assumptions including risk-free interest rates, volatility, expected life and dividend rates. Selection of these inputs involves significant judgment. The fair value of the Emergence Date Warrants as of March 31, 2021 and September 30, 2020 was determined using the input assumptions summarized below:

	March 31, 2021	September 30, 2020
Expected volatility	74.76%	68.53%
Risk-free interest rates	0.10%	0.14%
Contractual remaining life (in years)	1.71	2.21
Price per share of common stock	$28.03	$15.20
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

Financial Statement Information Related to Derivative Instruments
The following table summarizes the fair value of the Company's derivatives on a gross basis, including accrued interest, segregated between those that are designated as hedging instruments and those that are not designated as hedging instruments:

		March 31, 2021		September 30, 2020
(In millions)	Balance Sheet Caption	Asset	Liability	Asset	Liability
Derivatives Designated as Hedging Instruments:
Interest rate contracts	Other assets	10	—	—	—
Interest rate contracts	Other current liabilities	—	43	—	43
Interest rate contracts	Other liabilities	—	31	—	58
		10	74	—	101
Derivatives Not Designated as Hedging Instruments:
Interest rate contracts	Other current liabilities	—	7	—	7
Interest rate contracts	Other liabilities	—	5	—	9
Foreign exchange contracts	Other current assets	1	—	1	—
Foreign exchange contracts	Other current liabilities	—	1	—	2
Emergence Date Warrants	Other liabilities	—	35	—	8
		1	48	1	26
Total derivative fair value		$11	$122	$1	$127
The following tables provide information regarding the location and amount of pre-tax gains (losses) for interest rate swaps designated as cash flow hedges:

	Three months ended March 31,
	2021		2020
(In millions)	Interest Expense	Other Comprehensive Income (Loss)	Interest Expense	Other Comprehensive Income (Loss)
Financial Statement Line Item in which Cash Flow Hedges are Recorded	$(59)	$85	$(53)	$(55)

Impact of cash flow hedging relationships:
Gain (loss) recognized in AOCI on interest rate swaps	—	17	$—	$(54)
Interest expense reclassified from AOCI	(13)	13	$(6)	$6

	Six months ended March 31,
	2021		2020
(In millions)	Interest Expense	Other Comprehensive Income (Loss)	Interest Expense	Other Comprehensive Income (Loss)
Financial Statement Line Item in which Cash Flow Hedges are Recorded	$(115)	$102	$(111)	$(45)

Impact of cash flow hedging relationships:
Gain (loss) recognized in AOCI on interest rate swaps	—	16	$—	$(50)
Interest expense reclassified from AOCI	(25)	25	$(11)	$11

The following table provides information regarding the pre-tax (losses) gains for derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Operations:

		Three months ended March 31,		Six months ended March 31,
(In millions)	Location of Derivative Pre-tax (Loss) Gain	2021	2020	2021	2020
Emergence Date Warrants	Other income, net	$(22)	$6	$(27)	$3
Foreign exchange contracts	Other income, net	1	(7)	6	(2)
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

	March 31, 2021		September 30, 2020
(In millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the Condensed Consolidated Balance Sheets	$11	$122	$1	$127
Gross amount subject to offset in master netting arrangements not offset in the Condensed Consolidated Balance Sheets	(11)	(11)	(1)	(1)
Net amounts	$—	$111	$—	$126

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and September 30, 2020 were as follows:

	March 31, 2021				September 30, 2020
	Fair Value Measurements Using				Fair Value Measurements Using
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Interest rate contracts	$10	$—	$10	$—	$—	$—	$—	$—
Foreign exchange contracts	1	—	1	—	1	—	1	—
Total assets	$11	$—	$11	$—	$1	$—	$1	$—

Liabilities:
Interest rate contracts	$86	$—	$86	$—	$117	$—	$117	$—
Foreign exchange contracts	1	—	1	—	2	—	2	—
Emergence Date Warrants	35	—	—	35	8	—	—	8
Total liabilities	$122	$—	$87	$35	$127	$—	$119	$8
Interest rate and foreign exchange contracts classified as Level 2 assets and liabilities are not actively traded and are valued using pricing models that use observable inputs.
Emergence Date Warrants classified as Level 3 liabilities are valued using a probability weighted Black-Scholes option pricing model which is further described in Note 10, "Derivative Instruments and Hedging Activities."
During the three and six months ended March 31, 2021 and 2020, there were no transfers into or out of Level 3. The activity related to the Company's Level 3 liability, the Emergence Date Warrants, related to a change in fair value which was recorded in Other income, net.
Fair Value of Financial Instruments
The estimated fair values of the Company's Senior Notes, Term Loans, and Convertible Notes at March 31, 2021 and September 30, 2020 were as follows:

	March 31, 2021		September 30, 2020
(In millions)	Principal amount	Fair value	Principal amount	Fair value
Senior 6.125% Notes due September 15, 2028	$1,000	$1,064	$1,000	$1,022
Tranche B Term Loans due December 15, 2024	—	—	843	838
Tranche B-1 Term Loans due December 15, 2027	800	801	800	786
Tranche B-2 Term Loans due December 15, 2027	743	744	—	—
Convertible 2.25% Senior Notes due June 15, 2023	350	435	350	331
Total	$2,893	$3,044	$2,993	$2,977
The estimated fair value of the Term Loans and Senior Notes was determined using Level 2 inputs based on a market approach utilizing market-clearing data on the valuation date in addition to bid/ask prices. The estimated fair value of the Convertible Notes was determined based on the quoted price of the Convertible Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2.
The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, to the extent the underlying liability will be settled in cash, approximate their carrying values because of the short-term nature of these instruments.
12. Income Taxes
The Company's effective income tax rate for the three and six months ended March 31, 2021 differed from the U.S. federal tax rate by 335% and 696%, or $47 million and $56 million, respectively, principally related to nondeductible expenses, including expenses related to the change in fair value of the Emergence Date Warrants, and deferred taxes (including losses) generated for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized.

The Company's effective income tax rate for the three and six months ended March 31, 2020 differed from the U.S. federal tax rate by 27% and 30%, or $170 million and $201 million, respectively, principally related to the goodwill impairment charge recorded in the second quarter of fiscal 2020 and deferred taxes (including losses) generated for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized.
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
The components of the pension and post-retirement net periodic benefit (credit) cost for the periods indicated are provided in the table below:

	Three months ended March 31,		Six months ended March 31,
(In millions)	2021	2020	2021	2020
Pension Benefits - U.S.
Components of net periodic benefit credit
Service cost	$1	$1	$2	$2
Interest cost	5	8	10	15
Expected return on plan assets	(13)	(15)	(26)	(28)
Amortization of actuarial loss	1	—	1	—
Net periodic benefit credit	$(6)	$(6)	$(13)	$(11)
Pension Benefits - Non-U.S.
Components of net periodic benefit cost
Service cost	$2	$2	$4	$4
Interest cost	1	1	2	2
Net periodic benefit cost	$3	$3	$6	$6
Post-retirement Benefits - U.S.
Components of net periodic benefit credit
Service cost	$1	$—	$1	$—
Interest cost	2	3	4	6
Expected return on plan assets	(2)	(2)	(4)	(5)
Amortization of prior service credit	(1)	(1)	(2)	(1)
Amortization of actuarial loss	—	—	1	—
Settlement gain	(14)	—	(14)	—
Net periodic benefit credit	$(14)	$—	$(14)	$—
The service components of net periodic benefit (credit) cost were recorded similar to compensation expense, while all other components were recorded in Other income, net.
The Company's general funding policy with respect to its U.S. qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations, or to directly pay benefits where appropriate. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was signed into law, providing limited relief for pension funding and retirement plan distributions. Under the CARES Act, employers were permitted to delay contributions for single employer defined benefit pension plans until January 4, 2021. The Company resumed making contributions to its U.S. pension plans during the second quarter of fiscal 2021. Contributions to U.S. pension plans were $11 million for the six months ended March 31, 2021, which represented the amounts required to satisfy the minimum statutory funding requirements in the U.S. On March 11, 2021, the American Rescue Plan Act (the "ARP Act") was signed into law, providing limited interest-rate relief provisions and an extended shortfall amortization period for pension funding and retirement plan distributions. As a result, the Company does not expect to make any contributions to the U.S. pension plans during the remainder of fiscal 2021.
Contributions to the non-U.S. pension plans were $15 million for the six months ended March 31, 2021. For the remainder of fiscal 2021, the Company estimates that it will make contributions totaling $9 million for its non-U.S. plans.

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
In March 2021, the Company entered into an irrevocable buy-out agreement with an insurance company to transfer $209 million of its post-retirement life insurance projected benefit obligations related to certain salaried and represented retirees and their beneficiaries who were retired as of March 26, 2021. The transaction was funded with post-retirement life insurance plan assets with a value of $190 million. As a result of this transaction, a settlement gain of $14 million was recognized within Other income, net in the Condensed Consolidated Statements of Operations.
Most post-retirement medical benefits are not pre-funded. Consequently, the Company makes payments directly to the claims administrator as retiree medical benefit claims are disbursed. These payments are funded by the Company up to the maximum contribution amounts specified in the plan documents and contract with the Communications Workers of America and the International Brotherhood of Electrical Workers, and contributions from the participants, if required. During the six months ended March 31, 2021, the Company made payments for retiree medical and dental benefits of $5 million and received a $2 million reimbursement from the represented employees' post-retirement health trust related to payments in prior periods. The Company estimates it will make payments for retiree medical and dental benefits totaling $6 million for the remainder of fiscal 2021.
14. Share-based Compensation
The Company maintains share-based compensation plans under which non-employee directors, employees of the Company or any of its affiliates, and certain consultants and advisors may be granted stock options, restricted stock, restricted stock units ("RSUs"), performance awards ("PRSUs") and other forms of awards granted or denominated in shares of the Company's common stock, as well as certain cash-based awards. Pre-tax share-based compensation expense for the three months ended March 31, 2021 and 2020 was $13 million and $8 million, respectively, and $27 million and $14 million for the six months ended March 31, 2021 and 2020, respectively.
Restricted Stock Units
During the six months ended March 31, 2021, the Company granted 1,484,403 RSUs with a weighted average grant date fair value of $20.18 per RSU and there were 983,143 RSUs that vested with a weighted average grant date fair value of $15.03 per RSU.
Performance Restricted Stock Units
During the six months ended March 31, 2021, the Company granted 620,924 PRSUs with a weighted average grant date fair value of $22.27 per PRSU. These PRSUs will vest based upon the attainment of specified performance metrics for each of the next three separate fiscal years (collectively the "Performance Period"), as well as the achievement of total shareholder return over the Performance Period for the Company as compared to the total shareholder return for a specified index of companies over the same period. During the Performance Period, the Company will adjust compensation expense for the PRSUs based on its best estimate of attainment of the specified annual performance metrics. The cumulative effect on current and prior periods of a change in the estimated number of PRSUs that are expected to be earned during the Performance Period will be recognized as an adjustment to earnings in the period of the revision.
The grant date fair value of the Performance PRSUs was determined using a Monte Carlo simulation model that incorporated multiple valuation assumptions, including the probability of achieving the total shareholder return market condition and the following assumptions presented on a weighted-average basis:

Six months ended March 31, 2021
Expected volatility(1)	63.56%
Risk-free interest rate(2)	0.20%
Dividend yield(3)	—%
(1)Expected volatility based on the Company's historical data.
(2)Risk-free interest rate based on U.S. Treasury yields with a term equal to the remaining Performance Period as of the grant date.
(3)Dividend yield was assumed to be zero as the Company does not anticipate paying dividends.

Stock Options
During the six months ended March 31, 2021, there were 397,279 stock options exercised with a weighted average exercise price of $19.53. The intrinsic value of a stock option is the difference between the Company's common stock price and the option exercise price. The total pre-tax intrinsic value of stock options exercised during the six months ended March 31, 2021 was $5 million.
Employee Stock Purchase Plan
During the six months ended March 31, 2021, the Company withheld $7 million of eligible employee compensation for purchases of common stock and issued 448,168 shares of common stock under its employee stock purchase plan (the "ESPP").
The grant date fair value for shares issued under the ESPP is measured on the date that each offering period commences. The average grant date fair value for the offering periods that commenced during the six months ended March 31, 2021 was $6.39 per share. The grant date fair value was determined using a Black-Scholes option pricing model with the following average grant date assumptions:

Six months ended March 31, 2021
Expected volatility(1)	56.90%
Risk-free interest rate(2)	0.07%
Dividend yield(3)	—%
(1)Expected volatility based on the Company's historical data.
(2)Risk-free interest rate based on U.S. Treasury yields with a term equal to the length of the offering period.
(3)Dividend yield was assumed to be zero as the Company does not anticipate paying dividends.

15. Capital Stock
Preferred Stock
On October 31, 2019, the Company issued 125,000 shares of its 3% Series A Convertible Preferred Stock, par value $0.01 per share ("Series A Preferred Stock"), to RingCentral for an aggregate purchase price of $125 million. The Series A Preferred Stock is convertible into shares of the Company's common stock at an initial conversion price of $16.00 per share, which represents an approximately 9% interest in the Company's common stock on an as-converted basis as of March 31, 2021, assuming no holders of options, warrants, convertible notes or similar instruments exercise their exercise or conversion rights.
As of March 31, 2021, the carrying value of the Series A Preferred Stock was $130 million, which includes $5 million of accreted dividends paid in kind. During the six months ended March 31, 2021, the carrying value of the Series A Preferred Stock increased $2 million due to accreted dividends paid in kind.
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
Common Stock
The Company maintains a share repurchase program authorizing the Company to repurchase the Company's common stock for an aggregate expenditure of up to $500 million. The repurchases may be made from time to time in the open market, through block trades or in privately negotiated transactions. The Company adopted a purchase plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, to implement the share repurchase program. The share repurchase program does not obligate the Company to purchase any common stock and may be terminated, increased or decreased by the Board of Directors in its discretion at any time. All shares that are repurchased under the program are retired by the Company. During the three and six months ended March 31, 2021, the Company repurchased 245,206 shares of its common stock at a weighted average price per share of $29.69, including transaction costs based on the settlement date of the repurchase. There were an additional 7,962 shares repurchased that were pending settlement as of March 31, 2021 which have been accrued for by the Company within Other current liabilities in the Condensed Consolidated Balance Sheet. As of March 31, 2021, the remaining authorized amount for share repurchases under this program was $163 million.

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
The following table sets forth the calculation of net loss attributable to common stockholders and the computation of basic and diluted loss per share for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(In millions, except per share amounts)	2021	2020	2021	2020
Loss per share:
Numerator
Net loss	$(58)	$(672)	$(62)	$(726)
Dividends and accretion to preferred stockholders	(1)	(1)	(2)	(6)
Undistributed loss	(59)	(673)	(64)	(732)
Percentage allocated to common stockholders(1)	100.0%	100.0%	100.0%	100.0%
Numerator for basic and diluted loss per common share	$(59)	$(673)	$(64)	$(732)

Denominator for basic and diluted loss per weighted average common shares	84.6	93.0	84.2	101.1

Loss per common share
Basic	$(0.70)	$(7.24)	$(0.76)	$(7.24)
Diluted	$(0.70)	$(7.24)	$(0.76)	$(7.24)

(1) Basic weighted average common stock outstanding	84.6	93.0	84.2	101.1
Basic weighted average common stock and common stock equivalents (preferred shares)	84.6	93.0	84.2	101.1
Percentage allocated to common stockholders	100.0%	100.0%	100.0%	100.0%

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
For the three and six months ended March 31, 2021, the Company excluded 3.1 million RSUs, 0.5 million stock options, 0.1 million shares issuable under the ESPP, 5.6 million Emergence Date Warrants and 0.1 million shares of Series A Preferred Stock from the diluted loss per share calculation as their effect would have been anti-dilutive. The Company also excluded 1.6 million PRSUs from the diluted loss per share calculation as their performance metrics have not been attained or their effect would have been anti-dilutive.
For the three and six months ended March 31, 2020, the Company excluded 3.2 million RSUs, 1.0 million stock options, 5.6 million Emergence Date Warrants and 0.1 million shares of Series A Preferred Stock from the diluted loss per share calculation as their effect would have been anti-dilutive. The Company also excluded 1.0 million PRSUs from the diluted loss per share calculation as their performance metrics had not yet been attained.
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
Summarized financial information relating to the Company's operating segments is shown in the following table for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(In millions)	2021	2020	2021	2020
REVENUE
Products & Solutions	$226	$245	$492	$543
Services	513	438	990	857
Unallocated Amounts (1)	(1)	(1)	(1)	(3)
	$738	$682	$1,481	$1,397
GROSS PROFIT
Products & Solutions	$134	$154	$295	$348
Services	322	263	620	509
Unallocated Amounts (2)	(44)	(46)	(87)	(92)
	412	371	828	765
OPERATING EXPENSES
Selling, general and administrative	264	248	519	531
Research and development	57	51	112	103
Amortization of intangible assets	39	41	79	82
Impairment of goodwill	—	624	—	624
Restructuring charges, net	8	4	12	7
	368	968	722	1,347
OPERATING INCOME (LOSS)	44	(597)	106	(582)
INTEREST EXPENSE AND OTHER INCOME, NET	(58)	(38)	(114)	(82)
LOSS BEFORE INCOME TAXES	$(14)	$(635)	$(8)	$(664)
(1)Unallocated amounts in Revenue represent the fair value adjustment to deferred revenue recognized upon emergence from bankruptcy and excluded from segment revenue.
(2)Unallocated amounts in Gross Profit include the fair value adjustments recognized upon emergence from bankruptcy and the effect of the amortization of technology intangibles which are excluded from segment gross profit.

18.     Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss for the periods indicated were as follows:

(In millions)	Change in Unamortized Pension, Post-retirement and Postemployment Benefit-related Items	Foreign Currency Translation	Unrealized Loss on Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance as of December 31, 2020	$(96)	$(52)	$(80)	$(228)
Other comprehensive income before reclassifications	50	21	17	88
Amounts reclassified to earnings	(15)	—	13	(2)
Provision for income taxes	(1)	—	—	(1)
Balance as of March 31, 2021	$(62)	$(31)	$(50)	$(143)

(In millions)	Change in Unamortized Pension, Post-retirement and Postemployment Benefit-related Items	Foreign Currency Translation	Unrealized Loss on Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance as of September 30, 2020	$(108)	$(46)	$(91)	$(245)
Other comprehensive income before reclassifications	62	15	16	93
Amounts reclassified to earnings	(15)	—	25	10
Provision for income taxes	(1)	—	—	(1)
Balance as of March 31, 2021	$(62)	$(31)	$(50)	$(143)

(In millions)	Change in Unamortized Pension, Post-retirement and Postemployment Benefit-related Items	Foreign Currency Translation	Unrealized Loss on Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance as of December 31, 2019	$(106)	$(4)	$(53)	$(163)
Other comprehensive loss before reclassifications	—	(36)	(54)	(90)
Amounts reclassified to earnings	—	27	6	33
Benefit from income taxes	—	—	2	2
Balance as of March 31, 2020	$(106)	$(13)	$(99)	$(218)

(In millions)	Change in Unamortized Pension, Post-retirement and Postemployment Benefit-related Items	Foreign Currency Translation	Unrealized Loss on Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance as of September 30, 2019	$(106)	$(7)	$(60)	$(173)
Other comprehensive loss before reclassifications	—	(33)	(50)	(83)
Amounts reclassified to earnings	—	27	11	38
Balance as of March 31, 2020	$(106)	$(13)	$(99)	$(218)
Reclassifications from Accumulated other comprehensive loss related to changes in unamortized pension, post-retirement and postemployment benefit-related items are recorded in Other income, net. Reclassifications from Accumulated other comprehensive loss related to the unrealized loss on interest rate swap agreements are recorded in Interest expense. Reclassifications from Accumulated other comprehensive loss related to foreign currency translation reflect the impact of certain liquidated entities and are recorded in Other income, net.

19. Related Party Transactions
The Company's Board of Directors is comprised of eight directors, including the Company's Chief Executive Officer and seven non-employee directors.
Specific Arrangements Involving the Company's Current Directors and Executive Officers
William D. Watkins is a Director and Chair of the Board of Directors of the Company and serves on the board of directors of Flex Ltd. ("Flex"), an electronics design manufacturer. For the six months ended March 31, 2021 and 2020, the Company purchased goods and services from subsidiaries of Flex of $7 million and $16 million, respectively. For the six months ended March 31, 2021 and 2020, sales of goods and services to subsidiaries of Flex were not material. As of both March 31, 2021 and September 30, 2020, the Company had outstanding accounts payable due to Flex of $3 million. As of March 31, 2021, outstanding accounts receivable due from Flex were not material. As of September 30, 2020, the Company had outstanding accounts receivable due from Flex of $1 million.
Effective April 13, 2020, Stephan Scholl, a Director of the Company, assumed the role of Chief Executive Officer of Alight Solutions LLC ("Alight"), a provider of integrated benefits, payroll and cloud solutions. For the six months ended March 31, 2021, the Company purchased goods and services from subsidiaries of Alight of $2 million. As of March 31, 2021, outstanding accounts payable due to Alight were not material. As of September 30, 2020, the Company had outstanding accounts payable due to Alight of $1 million.
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
Product Warranties
The Company recognizes a liability for the estimated costs that may be incurred to remedy certain deficiencies of quality or performance of the Company's products. These product warranties extend over a specified period of time, generally ranging up to two years from the date of sale depending upon the product subject to the warranty. The Company accrues a provision for estimated future warranty costs based upon the historical relationship of warranty claims to sales. The Company periodically reviews the adequacy of its product warranties and adjusts, if necessary, the warranty percentage and accrued warranty reserve, which is included in other current and non-current liabilities in the Condensed Consolidated Balance Sheets, for actual experience. As of March 31, 2021 and September 30, 2020, the amount reserved for product warranties was $2 million.
Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements
Letters of Credit and Guarantees
The Company provides guarantees, letters of credit and surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company's performance in accordance with contractual or legal obligations. As of March 31, 2021, the maximum potential payment obligation with regards to letters of credit, guarantees and surety bonds was $62 million. The outstanding letters of credit are collateralized by restricted cash of $4 million, which is included in Other assets on the Condensed Consolidated Balance Sheet as of March 31, 2021.
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
The matters discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See "Cautionary Note Regarding Forward-Looking Statements" at the end of this discussion.
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
Services
Services consists of a portfolio of offerings created to help customers achieve better business outcomes, including global support services, enterprise cloud and managed services and professional services. We classify customers who upgrade and acquire new technology through the Company's subscription offerings as part of our Services segment.
The Company's global support services provide offerings that help businesses protect their technology investments and address the risk of system outages. We help our customers gain a competitive edge through proactive problem prevention, rapid issue resolution and continual solution optimization. Most of our global support services revenue is recurring in nature.
Enterprise cloud and managed services enable customers to take advantage of our technology via the cloud, on-premise, or a hybrid of both, depending on the solution and the needs of the customer. Most of our enterprise cloud and managed services revenue is recurring in nature and based on multi-year services contracts.
The Company's professional services enable our customers to take full advantage of their IT and communications solution investments to drive measurable business results. Our experienced consultants and engineers partner with customers at each step of the solution lifecycle to deliver services that add value and drive business transformation. Most of our professional services revenue is one-time in nature.
Together, these comprehensive services enable clients to leverage communications technology to maximize their business results. Our global team of professionals delivers services from initial planning and design, to seamless implementation and integration, to ongoing managed operations, optimization, training and support. We help our customers use communications to minimize the risk of outages, enable employee productivity and deliver a differentiated customer experience.
Our services teams also help our customers transition at their desired pace to next generation communications technology solutions, either via the cloud, on-premise, or a hybrid of both. Customers can select the support levels for their communications solutions best suited for their needs, which may include deployment, training, monitoring, solution management optimization, and more. Our systems and service team's performance monitoring can quickly identify and address issues before they arise. Remote diagnostics and resolutions focus on fixing existing problems and avoiding potential issues in order to help our customers save time and reduce the risk of an outage.
Factors and Trends Affecting Our Results of Operations
There are several trends and uncertainties affecting our business. Most importantly, we are dependent on general economic conditions, the willingness of our customers to invest in technology and the manner in which our customers procure such technology and services.
Industry Trends
As a result of a growing market trend preferring cloud consumption, more customers are exploring subscription and pay-per-use based models, rather than capex models, for procuring technology. The shift to subscription and pay-per-use models enables customers to manage costs and efficiencies by paying a subscription or a per minute or per message fee for business communications services rather than purchasing the underlying products and services, infrastructure and personnel, which are owned and managed by the equipment vendor or a cloud and managed services provider. We believe the market trend toward these flexible consumption models will continue as we see an increasing number of opportunities and requests for proposals based on subscription and pay-per-use models. This trend has driven an increase in the proportion of total Company revenues attributable to software and services. In addition, we believe customers are moving away from owned and operated infrastructure, preferring cloud offerings and virtualized server defined networks, which reduces our associated maintenance support opportunities. We are evolving into a software and services business and focus our go-to-market efforts by introducing new solutions and innovations, particularly on workflow automation, multi-channel customer engagement and cloud-enabled communications applications. The Company is focused on growing products and services with a recurring revenue stream. Recurring revenue includes products and services that are delivered pursuant to multi-period contracts and include revenue from sales of its software, global support services, enterprise cloud and managed services and other cloud offerings.

Coronavirus ("COVID-19") Pandemic
Instability in the geopolitical environment of our customers, instability in the global credit markets and other disruptions, such as the COVID-19 pandemic, have put pressure on the global economy causing uncertainties.
The COVID-19 pandemic, and the responses of governments worldwide to COVID-19, are having a significant impact on regional, national and global economies. The ultimate impact of the COVID-19 pandemic on our business, financial performance and liquidity, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and severity of the pandemic and the speed with which vaccines can be distributed globally, which are uncertain and cannot be predicted. During fiscal 2020, the Company recognized a significant goodwill impairment charge as a result of the COVID-19 pandemic which is further described in Note 7, “Goodwill, net” in the Company’s Annual Report on Form 10-K filed with the SEC on November 25, 2020.
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
While the pandemic and its effect on the global economy have not materially impacted the Company or its financial condition to date, the Company will continue to evaluate its financial position in light of future developments.
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

Financial Results Summary
The following table displays our consolidated net loss for the three and six months ended March 31, 2021 and 2020:

	Three months ended March 31,		Six months ended March 31,
(In millions)	2021	2020	2021	2020
REVENUE
Products	$226	$245	$492	$543
Services	512	437	989	854
	738	682	1,481	1,397
COSTS
Products:
Costs	92	92	197	196
Amortization of technology intangible assets	43	44	86	87
Services	191	175	370	349
	326	311	653	632
GROSS PROFIT	412	371	828	765
OPERATING EXPENSES
Selling, general and administrative	264	248	519	531
Research and development	57	51	112	103
Amortization of intangible assets	39	41	79	82
Impairment of goodwill	—	624	—	624
Restructuring charges, net	8	4	12	7
	368	968	722	1,347
OPERATING INCOME (LOSS)	44	(597)	106	(582)
Interest expense	(59)	(53)	(115)	(111)
Other income, net	1	15	1	29
LOSS BEFORE INCOME TAXES	(14)	(635)	(8)	(664)
Provision for income taxes	(44)	(37)	(54)	(62)
NET LOSS	$(58)	$(672)	$(62)	$(726)

Three months ended March 31, 2021 compared with the Three months ended March 31, 2020
Revenue
Revenue for the three months ended March 31, 2021 was $738 million compared to $682 million for the three months ended March 31, 2020. The increase was primarily driven by higher revenue from the Company's subscription offerings; revenue from the fulfillment of certain obligations related to a new government contract; revenue growth from the Company's Avaya Cloud Office offering which launched on March 31, 2020; and the favorable impact of foreign currency exchange rates. The increase was partially offset by lower demand for the Company's on-premise product solutions.

The following table displays revenue and the percentage of revenue to total sales by operating segment for the periods indicated:

			Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
	Three months ended March 31,		Three months ended March 31,
(In millions)	2021	2020	2021	2020
Products & Solutions	$226	$245	31%	36%	(8)%	(9)%
Services	513	438	69%	64%	17%	15%
Unallocated amounts	(1)	(1)	—%	—%	(1)	(1)
Total revenue	$738	$682	100%	100%	8%	7%
(1)Not meaningful.

Products & Solutions revenue for the three months ended March 31, 2021 was $226 million compared to $245 million for the three months ended March 31, 2020. The decrease was primarily attributable to lower demand for the Company's on-premise product solutions, partially offset by revenue from the Company's Avaya Cloud Office offering which launched on March 31, 2020; revenue from the fulfillment of certain obligations related to a new government contract; and the favorable impact of foreign currency exchange rates.
Services revenue for the three months ended March 31, 2021 was $513 million compared to $438 million for the three months ended March 31, 2020. The increase was primarily driven by higher revenue from the Company's subscription and OneCloud Private offerings; revenue from the fulfillment of certain obligations related to a new government contract; and the favorable impact of foreign currency exchange rates, partially offset by the planned declines in hardware maintenance and software support services which continue to face headwinds driven by lower new product sales over the past several years.
Unallocated amounts for the three months ended March 31, 2021 and 2020 represent the fair value adjustment to deferred revenue recognized upon emergence from bankruptcy in December 2017 which is excluded from segment revenue.
The following table displays revenue and the percentage of revenue to total sales by location for the periods indicated:

			Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
	Three months ended March 31,		Three months ended March 31,
(In millions)	2021	2020	2021	2020
U.S.	$413	$384	56%	56%	8%	8%
International:
EMEA	187	172	25%	26%	9%	5%
APAC - Asia Pacific	77	70	11%	10%	10%	4%
Americas International - Canada and Latin America	61	56	8%	8%	9%	8%
Total International	325	298	44%	44%	9%	6%
Total revenue	$738	$682	100%	100%	8%	7%
Revenue in the U.S. was $413 million for the three months ended March 31, 2021 compared to $384 million for three months ended March 31, 2020. The increase in U.S. revenue was mainly driven by higher revenue from the Company's subscription offerings; revenue from the fulfillment of certain obligations related to a new government contract; and revenue growth from the Company's Avaya Cloud Office offering which launched on March 31, 2020, partially offset by lower demand for the Company's on-premise product solutions. Revenue in Europe, Middle East and Africa ("EMEA") for the three months ended March 31, 2021 was $187 million compared to $172 million for the three months ended March 31, 2020. The increase in EMEA revenue was mainly driven by higher revenue from the Company's subscription offerings; revenue growth from the Company's Avaya Cloud Office offering; and the favorable impact of foreign currency exchange rates. Revenue in Asia Pacific ("APAC") for the three months ended March 31, 2021 was $77 million compared to $70 million for the three months ended March 31, 2020. The increase in APAC revenue was primarily attributable to higher revenue from the Company's subscription offerings and the favorable impact of foreign currency exchange rates, partially offset by lower demand for the Company's on-premise product solutions. Revenue in Americas International for the three months ended March 31, 2021 was $61 million compared to $56 million for the three months ended March 31, 2020. The increase in Americas International revenue was primarily driven by higher revenue from the Company's subscription and on-premise product solutions and the favorable impact of foreign currency exchange rates.
Gross Profit
The following table sets forth gross profit and gross margin by operating segment for the periods indicated:

			Gross Margin		Change
	Three months ended March 31,		Three months ended March 31,
(In millions)	2021	2020	2021	2020	Amount	Percent
Products & Solutions	$134	$154	59.3%	62.9%	$(20)	(13)%
Services	322	263	62.8%	60.0%	59	22%
Unallocated amounts	(44)	(46)	(1)	(1)	2	(1)
Total	$412	$371	55.8%	54.4%	$41	11%
(1)Not meaningful.

Products & Solutions gross profit for the three months ended March 31, 2021 was $134 million compared to $154 million for the three months ended March 31, 2020. The decrease was mainly attributable to the decline in revenue described above. Products & Solutions gross margin decreased from 62.9% to 59.3% for the three months ended March 31, 2021 mainly driven by less favorable product mix.
Services gross profit for the three months ended March 31, 2021 was $322 million compared to $263 million for the three months ended March 31, 2020. The increase was mainly driven by the growth in revenue described above. Services gross margin increased from 60.0% to 62.8% for the three months ended March 31, 2021 due to the favorable impact of higher revenue from the Company's subscription offerings.
Unallocated amounts for the three months ended March 31, 2021 and 2020 include the amortization of technology intangibles and the fair value adjustments recognized upon emergence from bankruptcy which are excluded from segment gross profit.
Operating Expenses
The following table sets forth operating expenses and the percentage of operating expenses to total revenue for the periods indicated:

			Percentage of Total Revenue		Change
	Three months ended March 31,		Three months ended March 31,
(In millions)	2021	2020	2021	2020	Amount	Percent
Selling, general and administrative	$264	$248	35.8%	36.3%	$16	6%
Research and development	57	51	7.7%	7.5%	6	12%
Amortization of intangible assets	39	41	5.3%	6.0%	(2)	(5)%
Impairment of goodwill	—	624	—%	91.5%	(624)	(100)%
Restructuring charges, net	8	4	1.1%	0.6%	4	100%
Total operating expenses	$368	$968	49.9%	141.9%	$(600)	(62)%
Selling, general and administrative expenses for the three months ended March 31, 2021 were $264 million compared to $248 million for the three months ended March 31, 2020. The increase was primarily attributable to higher channel compensation driven by the increase in revenue; higher accrued incentive compensation; and the unfavorable impact of foreign currency exchange rates, partially offset by lower bad debt expense and lower travel costs as a result of the COVID-19 pandemic.
Research and development expenses for the three months ended March 31, 2021 were $57 million compared to $51 million for the three months ended March 31, 2020. The increase was primarily attributable to investments in cloud technology development.
Amortization of intangible assets for the three months ended March 31, 2021 were $39 million compared to $41 million for the three months ended March 31, 2020.
Impairment of goodwill for the three months ended March 31, 2020 was $624 million. During the three months ended March 31, 2020, the Company performed an interim impairment test of its goodwill and indefinite-lived intangible assets due to (i) the impact of the COVID-19 pandemic on the macroeconomic environment which led to revisions to the Company's long-term forecast during the second quarter of fiscal 2020 and (ii) the sustained decrease in the Company's stock price at the beginning stages of the pandemic which was caused by the resulting volatility in the financial markets. The results of the Company’s interim goodwill impairment test as of March 31, 2020 indicated that the estimated fair value of the Company’s Services reporting unit exceeded its carrying amount. The carrying amount of the Company's Products & Solutions reporting unit exceeded its estimated fair value primarily due to a reduction in the Company’s long-term forecast to reflect increased risk from higher market uncertainty and the accelerated reduction of product sales related to the Company’s historical on-premises perpetual licenses with a continued shift and acceleration of customers upgrading and acquiring new technology innovation through the utilization of the Company’s subscription offering, which is included in the Services reporting unit. As a result, the Company recorded a goodwill impairment charge of $624 million to write down the full carrying amount of the Products & Solutions goodwill. The results of the indefinite-lived intangible asset impairment test indicated that no impairment existed. To the extent business conditions deteriorate or if changes in key assumptions and estimates differ significantly from management's expectations included in the long-term forecast, it may be necessary to record additional impairment charges in the future.
Restructuring charges, net were $8 million for the three months ended March 31, 2021 compared to $4 million for the three months ended March 31, 2020. Restructuring charges during the three months ended March 31, 2021 consisted of $7 million for facility exit costs and $1 million for employee separation actions in the U.S. Restructuring charges for the three months ended March 31, 2020 primarily related to exited leased facilities.

Operating Income (loss)
Operating income for the three months ended March 31, 2021 was $44 million compared to an operating loss of $597 million for the three months ended March 31, 2020. Our operating results for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 reflect, among other things:
•higher revenue and gross profit for the three months ended March 31, 2021;
•higher selling, general and administrative costs for the three months ended March 31, 2021; and
•a $624 million goodwill impairment charge during the three months ended March 31, 2020 with no comparable charge during the three months ended March 31, 2021.
Interest Expense
Interest expense for the three months ended March 31, 2021 was $59 million compared to $53 million for the three months ended March 31, 2020. The increase was mainly driven by higher average interest rates primarily attributable to changes in the Company's debt portfolio which occurred in September 2020 and new debt issuance costs incurred as a result of the Company's Term Loan amendment described in the "Liquidity and Capital Resources" section below, partially offset by the impact of lower average principal amounts outstanding during the three months ended March 31, 2021.
Other Income, Net
Other income, net for the three months ended March 31, 2021 was $1 million compared to $15 million for the three months ended March 31, 2020. The decrease was mainly driven by the change in fair value of the warrants issued in accordance with the Company's bankruptcy plan (the "Emergence Date Warrants") and unrealized gains on RingCentral shares received by the Company under the strategic partnership during the three months ended March 31, 2020 which were sold by the end of fiscal 2020, partially offset by a non-cash settlement gain recorded during the three months ended March 31, 2021 related to the Company's other post-retirement plan and the net impact of foreign currency gains (losses).
Provision for Income Taxes
The provision for income taxes was $44 million for the three months ended March 31, 2021 compared to a provision for income taxes of $37 million for the three months ended March 31, 2020.
The Company's effective income tax rate for the three months ended March 31, 2021 differed from the U.S. federal tax rate by 335% or $47 million principally related to nondeductible expenses, including expenses related to the change in fair value of the Emergence Date Warrants, and deferred taxes (including losses) generated for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized.
The Company's effective income tax rate for the three months ended March 31, 2020 differed from the U.S. federal tax rate by 27% or $170 million principally related to the goodwill impairment charge recorded in the second quarter of fiscal 2020 and deferred taxes (including losses) generated for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized.
Net Loss
Net loss was $58 million for the three months ended March 31, 2021 compared to a net loss of $672 million for the three months ended March 31, 2020, as a result of the items discussed above.
Six months ended March 31, 2021 compared with the Six months ended March 31, 2020
Revenue
Revenue for the six months ended March 31, 2021 was $1,481 million compared to $1,397 million for the six months ended March 31, 2020. The increase was primarily driven by higher revenue from the Company's subscription offerings; revenue from the fulfillment of certain obligations related to a new government contract; revenue growth from the Company's Avaya Cloud Office offering which launched on March 31, 2020; and the favorable impact of foreign currency exchange rates. The increase was partially offset by lower demand for the Company's on-premise product solutions.

The following table displays revenue and the percentage of revenue to total sales by operating segment for the periods indicated:

			Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
	Six months ended March 31,		Six months ended March 31,
(In millions)	2021	2020	2021	2020
Products & Solutions	$492	$543	33%	39%	(9)%	(11)%
Services	990	857	67%	61%	16%	14%
Unallocated amounts	(1)	(3)	—%	—%	(1)	(1)
Total revenue	$1,481	$1,397	100%	100%	6%	5%
(1)Not meaningful.

Products & Solutions revenue for the six months ended March 31, 2021 was $492 million compared to $543 million for the six months ended March 31, 2020. The decrease was primarily attributable to lower demand for the Company's on-premise product solutions, partially offset by revenue from the Company's Avaya Cloud Office offering which launched on March 31, 2020; revenue from the fulfillment of certain obligations related to a new government contract; and the favorable impact of foreign currency exchange rates.
Services revenue for the six months ended March 31, 2021 was $990 million compared to $857 million for the six months ended March 31, 2020. The increase was primarily driven by higher revenue from the Company's subscription and OneCloud Private offerings; revenue from the fulfillment of certain obligations related to a new government contract; and the favorable impact of foreign currency exchange rates, partially offset by the planned declines in hardware maintenance and software support services which continue to face headwinds driven by lower new product sales over the past several years.
Unallocated amounts for the six months ended March 31, 2021 and 2020 represent the fair value adjustment to deferred revenue recognized upon emergence from bankruptcy in December 2017 which is excluded from segment revenue.
The following table displays revenue and the percentage of revenue to total sales by location for the periods indicated:

			Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
	Six months ended March 31,		Six months ended March 31,
(In millions)	2021	2020	2021	2020
U.S.	$827	$778	56%	56%	6%	6%
International:
EMEA	382	358	26%	26%	7%	3%
APAC - Asia Pacific	152	147	10%	10%	3%	—%
Americas International - Canada and Latin America	120	114	8%	8%	5%	5%
Total International	654	619	44%	44%	6%	3%
Total revenue	$1,481	$1,397	100%	100%	6%	5%
Revenue in the U.S. was $827 million for the six months ended March 31, 2021 compared to $778 million for six months ended March 31, 2020. The increase in U.S. revenue was mainly driven by higher revenue from the Company's subscription offerings; revenue from the fulfillment of certain obligations related to a new government contract; and revenue growth from the Company's Avaya Cloud Office offering which launched on March 31, 2020, partially offset by lower demand for the Company's on-premise product solutions. Revenue in EMEA for the six months ended March 31, 2021 was $382 million compared to $358 million for the six months ended March 31, 2020. The increase in EMEA revenue was mainly driven by higher revenue from the Company's subscription offerings; revenue growth from the Company's Avaya Cloud Office offering; and the favorable impact of foreign currency exchange rates. Revenue in APAC for the six months ended March 31, 2021 was $152 million compared to $147 million for the six months ended March 31, 2020. The increase in APAC revenue was primarily attributable to higher revenue from the Company's subscription offerings; revenue growth from the Company's Avaya Cloud Office offering; and the favorable impact of foreign currency exchange rates, partially offset by lower demand for the Company's on-premise product solutions. Revenue in Americas International for the six months ended March 31, 2021 was $120 million compared to $114 million for the six months ended March 31, 2020. The increase in Americas International revenue was primarily driven by higher revenue from the Company's subscription offerings.

Gross Profit
The following table sets forth gross profit and gross margin by operating segment for the periods indicated:

			Gross Margin		Change
	Six months ended March 31,		Six months ended March 31,
(In millions)	2021	2020	2021	2020	Amount	Percent
Products & Solutions	$295	$348	60.0%	64.1%	$(53)	(15)%
Services	620	509	62.6%	59.4%	111	22%
Unallocated amounts	(87)	(92)	(1)	(1)	5	(1)
Total	$828	$765	55.9%	54.8%	$63	8%
(1)Not meaningful.
Products & Solutions gross profit for the six months ended March 31, 2021 was $295 million compared to $348 million for the six months ended March 31, 2020. The decrease was mainly attributable to the decline in revenue described above. Products & Solutions gross margin decreased from 64.1% to 60.0% for the six months ended March 31, 2021 mainly driven by less favorable product mix.
Services gross profit for the six months ended March 31, 2021 was $620 million compared to $509 million for the six months ended March 31, 2020. The increase was mainly driven by the growth in revenue described above. Services gross margin increased from 59.4% to 62.6% for the six months ended March 31, 2021 due to the favorable impact of higher revenue from the Company's subscription offerings.
Unallocated amounts for the six months ended March 31, 2021 and 2020 include the amortization of technology intangibles and the fair value adjustments recognized upon emergence from bankruptcy which are excluded from segment gross profit.
Operating Expenses
The following table sets forth operating expenses and the percentage of operating expenses to total revenue for the periods indicated:

			Percentage of Total Revenue		Change
	Six months ended March 31,		Six months ended March 31,
(In millions)	2021	2020	2021	2020	Amount	Percent
Selling, general and administrative	$519	$531	35.0%	38.0%	$(12)	(2)%
Research and development	112	103	7.6%	7.4%	9	9%
Amortization of intangible assets	79	82	5.3%	5.9%	(3)	(4)%
Impairment of goodwill	—	624	—%	44.6%	(624)	(100)%
Restructuring charges, net	12	7	0.8%	0.5%	5	71%
Total operating expenses	$722	$1,347	48.7%	96.4%	$(625)	(46)%
Selling, general and administrative expenses for the six months ended March 31, 2021 were $519 million compared to $531 million for the six months ended March 31, 2020. The decrease was primarily attributable to higher advisory fees incurred in the prior period associated with executing the strategic partnership with RingCentral; lower bad debt expense; and lower travel costs as a result of the COVID-19 pandemic, partially offset by higher channel compensation driven by the increase in revenue; higher accrued incentive compensation; and the unfavorable impact of foreign currency exchange rates.
Research and development expenses for the six months ended March 31, 2021 were $112 million compared to $103 million for the six months ended March 31, 2020. The increase was primarily attributable to investments in cloud technology development.
Amortization of intangible assets for the six months ended March 31, 2021 were $79 million compared to $82 million for the six months ended March 31, 2020.
Impairment of goodwill for the six months ended March 31, 2020 was $624 million. During the six months ended March 31, 2020, the Company performed an interim impairment test of its goodwill and indefinite-lived intangible assets due to (i) the impact of the COVID-19 pandemic on the macroeconomic environment which led to revisions to the Company's long-term forecast during the second quarter of fiscal 2020 and (ii) the sustained decrease in the Company's stock price at the beginning stages of the pandemic which was caused by the resulting volatility in the financial markets. The results of the Company’s interim goodwill impairment test as of March 31, 2020 indicated that the estimated fair value of the Company’s Services reporting unit exceeded its carrying amount. The carrying amount of the Company's Products & Solutions reporting unit exceeded its estimated fair value primarily due to a reduction in the Company’s long-term forecast to reflect increased risk from higher market uncertainty and the accelerated reduction of product sales related to the Company’s historical on-premises perpetual licenses with a continued shift and acceleration of customers upgrading and acquiring new technology innovation through the utilization of the Company’s subscription offering, which is included in the Services reporting unit. As a result, the Company recorded a goodwill impairment charge of $624 million to write down the full carrying amount of the Products & Solutions goodwill. The results of the indefinite-lived intangible asset impairment test indicated that no impairment existed. To the extent business conditions deteriorate or if changes in key assumptions and estimates differ significantly from management's expectations included in the long-term forecast, it may be necessary to record additional impairment charges in the future.
Restructuring charges, net were $12 million for the six months ended March 31, 2021 compared to $7 million for the six months ended March 31, 2020. Restructuring charges during the six months ended March 31, 2021 consisted of $10 million for facility exit costs and $2 million for employee separation actions in the U.S. and EMEA. Restructuring charges for the six months ended March 31, 2020 primarily related to exited leased facilities.
Operating Income (loss)
Operating income for the six months ended March 31, 2021 was $106 million compared to an operating loss of $582 million for the six months ended March 31, 2020. Our operating results for the six months ended March 31, 2021 as compared to the six months ended March 31, 2020 reflect, among other things:
•higher revenue and gross profit for the six months ended March 31, 2021;
•lower selling, general and administrative costs for the six months ended March 31, 2021; and
•a $624 million goodwill impairment charge during the six months ended March 31, 2020, with no comparable charge for the six months ended March 31, 2021.
Interest Expense
Interest expense for the six months ended March 31, 2021 was $115 million compared to $111 million for the six months ended March 31, 2020. The increase was mainly driven by higher average interest rates primarily attributable to changes in the Company's debt portfolio which occurred in September 2020 and new debt issuance costs incurred as a result of the Company's Term Loan amendment described in the "Liquidity and Capital Resources" section below, partially offset by the impact of lower average principal amounts outstanding during the six months ended March 31, 2021.
Other Income, Net
Other income, net for the six months ended March 31, 2021 was $1 million compared to $29 million for the six months ended March 31, 2020. The decrease was mainly driven by the change in fair value of the Emergence Date Warrants and realized and unrealized gains on RingCentral shares received by the Company under the strategic partnership during the six months ended March 31, 2020, all of which were sold by the end of fiscal 2020, partially offset by a non-cash settlement gain recorded during the six months ended March 31, 2021 related to the Company's other post-retirement plan and the net impact of foreign currency gains (losses).
Provision for Income Taxes
The provision for income taxes was $54 million for the six months ended March 31, 2021 compared to $62 million for the six months ended March 31, 2020.
The Company's effective income tax rate for the six months ended March 31, 2021 differed from the U.S. federal tax rate by 696% or $56 million principally related to nondeductible expenses, including expenses related to the change in fair value of the Emergence Date Warrants, and deferred taxes (including losses) generated for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized.
The Company's effective income tax rate for the six months ended March 31, 2020 differed from the U.S. federal tax rate by 30% or $201 million principally related to the goodwill impairment charge recorded in the second quarter of fiscal 2020 and deferred taxes (including losses) generated for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized.
Net loss
Net loss was $62 million for the six months ended March 31, 2021 compared to $726 million for the six months ended March 31, 2020, as a result of the items discussed above.
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
Cash Flow Activity
The following table provides a summary of the statements of cash flows for the periods indicated:

	Six months ended March 31,
(In millions)	2021	2020
Net cash provided by (used for):
Operating activities	$24	$32
Investing activities	(53)	246
Financing activities	(108)	(472)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3	(5)
Net decrease in cash, cash equivalents, and restricted cash	(134)	(199)
Cash, cash equivalents, and restricted cash at beginning of period	731	756
Cash, cash equivalents, and restricted cash at end of period	$597	$557
Operating Activities
Cash provided by operating activities for the six months ended March 31, 2021 and 2020 was $24 million and $32 million, respectively. The decrease was primarily due to higher incentive compensation payments; the timing of customer and vendor payments; and higher contributions to the Company's pension and post-retirement benefit plans, partially offset by higher advisory fees incurred in the prior year period associated with executing the strategic partnership with RingCentral; higher cash earnings; lower income tax payments; and lower interest payments.
Investing Activities
Cash used for investing activities for the six months ended March 31, 2021 was $53 million compared to cash provided by investing activities of $246 million for the six months ended March 31, 2020. The change was primarily due to proceeds in the prior year period from the sale of shares of RingCentral common stock, which were received by the Company upon entry into the strategic partnership in October 2019, partially offset by an increase in capital expenditures.
Financing Activities
Cash used for financing activities for the six months ended March 31, 2021 and 2020 was $108 million and $472 million, respectively.
Cash used for financing activities for the six months ended March 31, 2021 included:
•a principal prepayment under the Term Loan Credit Agreement of $100 million;
•repurchases of shares under the Company's share repurchase program of $7 million;
•payments in connection with financing leases of $8 million;
•debt issuance costs of $2 million related to the Company's Senior Notes issuance in the fourth quarter of fiscal 2020; and
•other financing activities, net of $9 million; partially offset by
•proceeds from exercises of stock options of $8 million;
•proceeds from the Company's Employee Stock Purchase Plan of $7 million; and
•proceeds from other financing arrangements of $3 million.
Cash used for financing activities for the six months ended March 31, 2020 included:
•repurchases of shares of common stock under the Company's share repurchase program of $330 million;
•a principal prepayment under the Term Loan Credit Agreement of $250 million;
•payment of acquisition-related contingent consideration of $5 million;
•payments in connection with financing leases of $5 million; and

•other financing activities, net of $3 million; partially offset by
•proceeds from the issuance of Series A Preferred Stock to RingCentral upon entry into the strategic partnership in October 2019, net of issuance costs, of $121 million.
Term Loan Credit Agreement
On February 24, 2021, the Company amended the Term Loan Credit Agreement, pursuant to which the Company prepaid, replaced and refinanced all first lien term loans due December 2024 outstanding under the Term Loan Credit Agreement with $100 million in cash and $743 million in principal amount of new first lien term loans due December 2027. See Note 9, “Financing Arrangements,” to our unaudited interim Condensed Consolidated Financial Statements for additional information regarding the Company’s Term Loan Credit Agreement refinancing.
As of March 31, 2021, the Company was in compliance with all covenants and other requirements under its debt agreements.
Future Cash Requirements
Our primary future cash requirements will be to fund operations, debt service, capital expenditures, benefit obligations and restructuring payments. In addition, we may use cash in the future to make strategic acquisitions.
Specifically, we expect our primary cash requirements for the remainder of fiscal 2021 to be as follows:
•Debt service—We expect to make payments of approximately $95 million during the remainder of fiscal 2021 in interest associated with the Term Loan Credit Agreement, Senior Notes and Convertible Notes, and interest and fees associated with our ABL Credit Agreement. In the ordinary course of business, we may from time to time borrow and repay amounts under our ABL Credit Agreement.
•Capital expenditures—We expect to spend approximately $50 million to $60 million for capital expenditures during the remainder of fiscal 2021.
•Benefit obligations—We estimate we will make payments under our pension and post-retirement benefit obligations of approximately $15 million during the remainder of fiscal 2021. These payments include $9 million for our non-U.S. benefit plans, which are predominantly not pre-funded; and $6 million for salaried and represented retiree post-retirement benefits. As a result of the American Rescue Plan Act, we do not expect to make any contributions to satisfy the minimum statutory funding requirements of our U.S. qualified pension plans during the remainder of fiscal 2021. See discussion in Note 13, "Benefit Obligations," to our unaudited interim Condensed Consolidated Financial Statements for further details.
•Restructuring payments—We expect to make payments of approximately $15 million to $20 million during the remainder of fiscal 2021 for employee separation costs and lease termination obligations associated with restructuring actions. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally.
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
As of March 31, 2021 and September 30, 2020, our cash and cash equivalent balances held outside the U.S. were $305 million and $227 million, respectively. As of March 31, 2021, the Company's cash and cash equivalents held outside the U.S. are not expected to be needed to be repatriated to fund the Company's operations in the U.S. based on our expected future sources of liquidity.
Under the terms of the ABL Credit Agreement, the Company can issue letters of credit up to $150 million. At March 31, 2021, the Company had issued and outstanding letters of credit and guarantees of $39 million under the ABL Credit Agreement and had no borrowings outstanding. The aggregate additional principal amount that may be borrowed under the ABL Credit Agreement, based on the borrowing base less $39 million of outstanding letters of credit and guarantees, was $128 million at March 31, 2021.
We believe that our existing cash and cash equivalents of $593 million as of March 31, 2021, expected future cash provided by operating activities and borrowings available under the ABL Credit Agreement will be sufficient to meet our future cash requirements for at least the next twelve months from the filing of this quarterly report on Form 10-Q. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We also believe that our financial resources, along with appropriate management of discretionary expenses, will allow us to manage the anticipated impact of COVID-19 on our business operations, and specifically our liquidity, for the foreseeable future. However, the challenges posed by COVID-19 on our business constantly and rapidly evolve and could result in the need for additional liquidity. Consequently, we will continue to evaluate our financial position in light of future developments.
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
As of March 31, 2021, the Company's debt ratings were as follows:
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
Critical Accounting Policies and Estimates
Management has reassessed the critical accounting policies and estimates disclosed in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 25, 2020 and determined that there were no significant changes to our critical accounting policies and estimates during the six months ended March 31, 2021, except for the recently adopted accounting policy changes discussed in Note 2, "Recent Accounting Pronouncements," to our unaudited interim Condensed Consolidated Financial Statements.
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

EBITDA and Adjusted EBITDA have limitations as analytical tools. EBITDA measures do not represent net loss or cash flow from operations as those terms are defined by GAAP and do not necessarily indicate whether cash flows will be sufficient to fund cash needs. While EBITDA measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Further, Adjusted EBITDA excludes the impact of earnings or charges resulting from matters that we consider not to be indicative of our ongoing operations that still affect our net loss. In particular, our formulation of Adjusted EBITDA adjusts for certain amounts that are included in calculating net loss as set forth in the following table including, but not limited to, restructuring charges, impairment charges, resolution of certain legal matters and a portion of our pension costs and post-retirement benefits costs, which represents the amortization of prior service costs (credits) and actuarial (gain) loss associated with these benefits. However, these are expenses that may recur, may vary and/or may be difficult to predict.
The reconciliation of net loss, which is a GAAP measure, to EBITDA and Adjusted EBITDA, which are non-GAAP measures, is presented below for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(In millions)	2021	2020	2021	2020
Net loss	$(58)	$(672)	$(62)	$(726)
Interest expense	59	53	115	111
Interest income	(1)	(2)	(1)	(5)
Provision for income taxes	44	37	54	62
Depreciation and amortization	106	105	209	212
EBITDA	150	(479)	315	(346)
Impact of fresh start accounting adjustments(a)	1	(1)	1	(1)
Restructuring charges(b)	6	3	10	4
Advisory fees(c)	—	1	—	40
Share-based compensation	13	8	27	14
Impairment of goodwill	—	624	—	624
Gain on post-retirement plan settlement	(14)	—	(14)	—
Change in fair value of Emergence Date Warrants	22	(6)	27	(3)
(Gain) loss on foreign currency transactions	(1)	7	1	11
Gain on investments in equity and debt securities, net(d)	—	(8)	—	(20)
Adjusted EBITDA	$177	$149	$367	$323
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
The forward-looking statements included herein are based upon our assumptions, estimates and beliefs and involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and may be affected by a variety of risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Risks, uncertainties and other factors that may cause these forward-looking statements to be inaccurate include, among others: the risks and factors discussed in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q and our Quarterly Report filed with the SEC on February 9, 2021, as well as Part I, Item 1A "Risk Factors" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the SEC on November 25, 2020.
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
Interest Rate Risk
The Company has exposure to changing interest rates primarily under the Term Loan Credit Agreement and ABL Credit Agreement, each of which bears interest at variable rates based on LIBOR. As of March 31, 2021, the Company had interest rate swap agreements, which mature on December 15, 2022, to pay a fixed rate of 2.935% on its $1,543 million of variable rate loans outstanding (the "Swap Agreements").
The Company maintains additional interest rate swap agreements to fix a portion of the variable rate interest due on its Term Loan Credit Agreement (the "Forward Swap Agreements") from December 15, 2022 (the maturity date of the Swap Agreements) through December 15, 2024. Under the terms of the Forward Swap Agreements, the Company will pay a fixed rate of 0.7047% and receive a variable rate of interest based on one-month LIBOR. The Forward Swap Agreements have a total notional amount of $1,400 million.
It is management's intention that the net notional amount of interest rate swap agreements be less than or equal to the variable rate loans outstanding during the life of the derivatives. For the three months ended March 31, 2021 and 2020, the Company recognized a loss on the Swap Agreements of $13 million and $6 million, respectively, which is reflected in Interest expense in the Condensed Consolidated Statements of Operations. For the six months ended March 31, 2021 and 2020, the Company recognized a loss on the Swap Agreements of $25 million and $11 million, respectively, which is also reflected in Interest expense. At March 31, 2021, the Company maintained a $50 million deferred loss on its interest rate swap agreements designated as highly effective cash flow hedges within Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets.
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
Non-U.S. denominated revenue was $167 million and $343 million for the three and six months ended March 31, 2021, respectively. We estimate a 10% change in the value of the U.S. dollar relative to all foreign currencies would have affected our revenue for the three and six months ended March 31, 2021 by $17 million and $34 million, respectively.
The Company, from time-to-time, utilizes foreign currency forward contracts primarily to hedge fluctuations associated with certain monetary assets and liabilities including receivables, payables and certain intercompany balances. These foreign currency forward contracts are not designated for hedge accounting treatment. As a result, changes in the fair value of these contracts are recorded as a component of Other income, net to offset the change in the value of the underlying assets and liabilities. As of March 31, 2021, the Company maintained open foreign exchange contracts with a total notional value of $355 million, primarily hedging the British Pound Sterling, Euro, Chinese Renminbi, Mexican Peso and Indian Rupee. At March 31, 2021, the Company held $1 million in both Other current assets and Other current liabilities in the Condensed Consolidated Balance Sheet to reflect the fair value of the open foreign exchange contracts. For the three months ended March 31, 2021 and 2020, the Company's gain (loss) on foreign exchange contracts was $1 million and $(7) million, respectively, and was recorded within Other income, net in the Condensed Consolidated Statement of Operations. For the six months ended March 31, 2021 and 2020, the Company's gain (loss) on foreign exchange contracts was $6 million and $(2) million, respectively, which was also recorded within Other income, net.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
As of March 31, 2021, the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, that evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2021 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under Note 20, "Commitments and Contingencies," to the unaudited interim Condensed Consolidated Financial Statements is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes during the quarterly period ended March 31, 2021 to the risk factors previously disclosed in the Company's Form 10-K for the year ended September 30, 2020 and Form 10-Q for the quarter ended December 31, 2020 filed with the Securities and Exchange Commission on November 25, 2020 and February 9, 2021, respectively.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
The following table provides information with respect to purchases by the Company of shares of common stock during the three months ended March 31, 2021:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit) (4)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under Plans or Programs(2)(3)
January 1 - 31, 2021	74,616	$19.0000	—	$185,000,003
February 1 - 28, 2021	201,544	$31.5200	—	$185,000,003
March 1 - 31, 2021	245,206	$29.6902	245,206	$177,719,788
Total	521,366	$28.8676	245,206
(1)January and February 2021 include 74,616 and 201,544 shares of common stock withheld for taxes on restricted stock units that vested, respectively.
(2)The Company maintains a warrant repurchase program authorizing it to repurchase the Company's outstanding warrants to purchase shares of the Company's common stock for an aggregate expenditure of up to $15 million. The repurchases may be made from time to time in the open market, through block trades or in privately negotiated transactions.
(3)The Company maintains a share repurchase program authorizing it to repurchase the Company's common stock for an aggregate expenditure of up to $500 million. The repurchases may be made from time to time in the open market, through block trades or in privately negotiated transactions. Share repurchases presented in the table above are based on the transaction settlement date. There were an additional 7,962 shares repurchased and pending settlement as of March 31, 2021 that are not reflected in the table.
(4)Average price paid per share includes transaction costs associated with the repurchases.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description
10.1
Amendment No. 3, dated as of February 24, 2021, to the Term Loan Credit Agreement, dated as of December 15, 2017, among Avaya Inc., as borrower, Avaya Holdings Corp., the lenders from time to time party thereto, Goldman Sachs Bank USA, as the Administrative Agent and the Collateral Agent, and the other parties from time to time party thereto

10.2*	Form of Restricted Stock Unit Award Agreement pursuant to the Avaya Holdings Corp. 2019 Equity Incentive Plan
10.3*	Form of Non-Qualified Stock Option Award Agreement pursuant to the Avaya Holdings Corp. 2019 Equity Incentive Plan
31.1	Certification of James M. Chirico, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Kieran J. McGrath pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of James M. Chirico, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Kieran J. McGrath pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL in Exhibit 101)

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAYA HOLDINGS CORP.

By:	/s/ KEVIN SPEED
Name:	Kevin Speed
Title:	Vice President, Controller and Chief Accounting Officer
May 10, 2021