Form 10-K
period 2021-09-30
Avaya Holdings Corp.
filed 2021-11-22
CIK 1418100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the registrant's Common Stock held by non-affiliates on March 31, 2021, the last business day of the registrant's most recently completed second quarter, was $2,338 million.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of October 31, 2021, 84,115,602 shares of Common Stock, $.01 par value, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K will be incorporated by reference from certain portions of the registrant's definitive proxy statement for its 2022 Annual General Meeting of Stockholders, or will be included in an amendment hereto, to be filed with the
Securities and Exchange Commission not later than 120 days after the close of the registrant's fiscal year ended September 30, 2021.

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
Marketing, Ranking and Other Industry Data
This Annual Report on Form 10-K includes industry and trade association data, forecasts and information that we have prepared based, in part, upon data, forecasts and information obtained from independent trade associations, industry publications and surveys and other information available to us. Some data is also based on our good faith estimates, which are derived from management’s knowledge of the industry and independent sources. Industry publications and surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. We have not independently verified any of the data from third-party sources, nor have we ascertained the underlying economic assumptions relied upon therein. In particular, the Aragon reports described below represent research opinion or viewpoints published, as part of a syndicated subscription service, by Aragon Research, Inc. ("Aragon") and are not representations of fact. Each of the Aragon reports speaks as of its original publication date (and not as of the date of this filing) and the opinions expressed in the Aragon reports are subject to change without notice. Aragon does not endorse any vendor, product or service depicted in its research publications, and does not advise technology users to select only those vendors with the highest ratings or other designation. Aragon research publications consist of the opinions of Aragon's research organizations and should not be construed as statements of fact. Aragon disclaim all warranties, expressed or implied, with respect to this research, including any warranties of merchantability or fitness for a particular purpose. Statements as to our market position are based on market data currently available to us. Our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under the heading Item 1A, "Risk Factors" in this Annual Report on Form 10-K. Certain information in the text of this Annual Report on Form 10-K is contained in industry publications or data compiled by a third-party. The sources of these industry publications and data are provided below:
•Aragon Report: The Aragon Research GlobeTM for Unified Communications and Collaboration, 2021, Jim Lundy, June 2021
•Aragon Report: The Aragon Research GlobeTM for Intelligent Contact Centers, 2021, Jim Lundy, July 2021

PART I

Item 1.	Business
Our Company
Avaya is a global leader in digital communications products, solutions and services for businesses of all sizes, delivering its technology predominantly through software and services. We enable organizations around the globe to succeed by creating intelligent communications experiences for our clients, their employees and their customers. Avaya builds innovative open, converged unified communications and collaboration ("UCC") and contact center ("CC") software solutions to enhance and simplify communications and collaboration in the cloud, on-premise or a hybrid of both. Our global, experienced team of professionals delivers award-winning services from initial planning and design, to seamless implementation and integration, to ongoing managed operations, optimization, training and support.
Businesses are built by the experiences they provide, and Avaya delivers millions of those experiences globally through its software and solutions every day. Avaya is shaping the future of businesses and workplaces, with innovation and partnerships that deliver tangible business results. Our cloud communications solutions and multi-cloud software ecosystem power tailored, intelligent, and effortless customer and employee experiences that enable our clients to effectively engage and interact with their customers.
Avaya shifted its entire comprehensive software portfolio to Avaya OneCloud, which offers significant capabilities across contact center (OneCloud CCaaS), unified communications and collaboration (OneCloud UCaaS), and communications platform as a service (OneCloud CPaaS). We believe the Avaya OneCloud open, composable platform approach uniquely positions us to address a customer’s needs in creating a Digital Workplace for their campus-based and remote employees through Unified Communications and Collaboration and the Customer Experience Center, our name for contact centers, helping clients deliver tangible business results.
Avaya offers a range of software sales and licensing models that can be deployed on-premise or via a public, private, or hybrid cloud. With our open, extensible development platform, customers and third parties can easily create custom applications and automated workflows for their unique needs, and integrate Avaya’s capabilities into the customer's existing infrastructure and business applications. Our solutions enable a seamless communications experience that adapts to how employees work, instead of changing how they work.
Avaya also offers one of the broadest portfolios of business devices in the industry, including handsets, video conferencing units and headsets to meet the needs of every type of worker across a customer’s organization and help our customers get the most out of their communications investments. Avaya IP-enabled handsets, multimedia devices and conferencing systems enhance collaboration and productivity, and position organizations to incorporate future technological advancements.
Operating Segments
Our business has two operating segments: Products & Solutions and Services.
Products & Solutions
Products & Solutions encompasses our UCC and CC software platforms, applications and devices.
•Avaya OneCloud UCaaS solutions enable organizations to reimagine collaborative work environments and help companies increase employee productivity, improve customer service and reduce costs. With Avaya OneCloud UCaaS, organizations can provide their workers with a single app for all-channel calling, messaging, meetings and team collaboration with the same ease of use as existing consumer apps. Avaya embeds communications directly into the apps, browsers and devices employees use every day, giving them a more natural, efficient and flexible way to connect, engage, respond and share where and how they want. During fiscal 2021, we expanded our portfolio to include new cloud-based solutions, and we continued integrating Artificial Intelligence ("AI") to create enhanced user experience and improve performance. For additional information on Avaya OneCloud, see "—Avaya OneCloud Deployment Options and Capabilities."
•Avaya OneCloud CCaaS solutions: Avaya’s industry-leading digital contact center solutions enable clients to build a customized portfolio of applications to drive stronger customer engagement and higher customer lifetime value. Our reliable, secure and scalable communications solutions include voice, email, chat, social media, video, performance management and third-party integration that can improve customer service and help companies compete more effectively. Avaya delivers OneCloud CCaaS solutions for cloud deployment and, in fiscal 2021, we continued to aggressively integrate AI, machine learning and leading-edge cybersecurity capabilities into our portfolio, providing our clients a deeper understanding of their customers’ needs with a robust and secure platform.
•Avaya OneCloud CPaaS combines the cloud with our communications platforms, providing a development platform and the application programming interfaces that enable developers to easily integrate both UCC and CC communications capabilities directly into internal and customer-facing applications and workflows. Organizations can quickly deliver modular, composable applications ("apps") and experiences that meet ever-changing customer and operational needs.
Services
Complementing our product and solutions portfolio is a global, award-winning services portfolio, delivered by Avaya and our extensive partner ecosystem. Our services portfolio, which includes solution upgrades and provides new technology through our Avaya OneCloud subscription offerings, consists of:
•Global Support Services provide offerings that help businesses protect their technology investments and address the risk of system outages. We help our customers gain a competitive edge through proactive problem prevention, rapid resolution and continual solution optimization. Global support services also provide software solutions delivered through a subscription model to provide our customers an improved user experience and solution enhancements. Most of our global support services revenue is recurring in nature.
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
Our services teams also help our customers transition at their desired pace to next-generation communications solutions. Customers can choose the level of support for their communications solutions best suited for their needs, which may include deployment, training, monitoring, solution management, optimization and more. Our systems and service teams' performance monitoring can quickly identify and address issues before they arise. Remote diagnostics and resolutions focus on fixing existing problems and avoiding potential issues in order to help our customers save time and reduce the risk of an outage.
Avaya OneCloud Deployment Options and Capabilities
Cloud and Software-as-a-Service (“SaaS”) models generally refer to the products and services that allow organizations to move from owning, managing and running solutions to paying only for the capabilities they need. Avaya OneCloud provides an option for customers to access all of Avaya's software and solutions and customize as they see fit.
Avaya OneCloud provides the full spectrum of deployment options, including via private, public and hybrid cloud, as well as on-premise. This enables organizations to deploy our solutions in the way that best serves their business requirements and complements their existing investments, while moving with the speed and agility they require.
Avaya OneCloud, delivered as Private, Public, Hybrid or On-Premise
•Private cloud: Each organization has its own instance of the software, although the platform is shared across multiple organizations, and can leverage its existing technology infrastructure investments without having to operate them. In this model, the organization transitions from a commercial model to a usage model and engages Avaya or a business partner to operate its investments on their behalf. The customer receives a tailored solution using the latest software with standardized cloud contracts.
•Public cloud: Each organization is a tenant of a shared instance of the software on a shared platform.
•Hybrid cloud: In a hybrid deployment, customers are able to leverage private cloud features that are already performing to their specifications and then integrate newly developed capabilities from the broader public cloud portfolio.
•On-Premise: While a growing portion of our business is transitioning to our private, public and hybrid cloud-facing consumption models, there are customers that have business models and/or requirements that mandate a premise-based infrastructure and therefore we will continue to support such solutions.
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
Avaya OneCloud, delivered as Subscription
Subscription begins the customer’s journey to the cloud by changing the commercial model from an ownership model with an existing on-premise solution to a usage model with monthly or annual subscription payments. The customer only pays for the software and solutions that they need as opposed to buying an off-the-shelf solution that cannot be easily tailored to their needs, while providing access to the latest software.
Avaya OneCloud Migration
We believe our migration methodology differentiates us from many other cloud vendors in the market because of our range of services and ability to seamlessly migrate our customers to the cloud. We provide a range of cloud-facing deployment options best suited to a customer’s business and the capabilities to help our customers deploy these options. Our approach also provides flexible options based on standardized methodologies, a range of services, enterprise software expertise and tools to help organizations along every step of their journey to the cloud by reducing transition complexities and risks as they move from their current deployment to a cloud-based one.
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
Application Developer Products
Along with off-the-shelf integration with frequently used business applications across an organization, Avaya’s converged communications platform simplifies the embedding of Avaya OneCloud communications and collaboration capabilities into business applications, including customer relationship management and enterprise resources planning. Our platform enables customers and third parties to work with Avaya to create customized engagement applications and to meet the unique operating requirements of a customer with unified communications and contact center capabilities including voice, video, messaging, meetings and more. Avaya also offers a cloud-based execution and test environment for developing proof-of-concept applications.
The Avaya Client Software Development Kit ("SDK") provides a developer-friendly set of tools that enables the building of innovative user experiences for vertical or business specific applications. Any functionality Avaya uses in its own clients and applications is available to developers through the SDK. Developers can mix and match functionality from both our unified communications and contact center solutions.
Avaya has an extensive developer program, Avaya DevConnect, that enables third parties to support and extend the capabilities of Avaya solutions to address business challenges. Thousands of companies around the world are program members, including developers, system integrators, service providers and Avaya customers.
Cloud, Alliance Partner and Subscription (“CAPS”) Revenues
We measure our success in transforming our business to the cloud and our ability to reduce our dependence on premise-based perpetual licensing models by analyzing the contribution of our “CAPS revenue” to total consolidated revenue. CAPS revenue refers to revenue from cloud based solutions, together with revenues from our Strategic Alliance Partnerships and Subscription revenue. Our CAPS revenue as a percentage of total consolidated revenue has grown over the past three fiscal years, representing 40%, 26% and 16% of total consolidated revenue for fiscal 2021, 2020, and 2019, respectively.
Global Alliances
Avaya global alliances are strategically oriented technical and commercial relationships with key partners that we believe enhance both companies' go-to-market strategy. We have three primary types of global alliances: Global Service Provider alliances, Global Systems Integrator alliances and Ecosystem alliances.
•Global Service Provider alliances: Through these partnering arrangements with leading telecommunications service providers, we pursue sell-to and sell-through opportunities for Avaya solutions and services. These alliances are integral in selling and implementing our cloud-based services. We also see them as a principal route to market for our UCaaS and CCaaS solutions. During fiscal 2020, we entered a strategic partnership with RingCentral, Inc. (“RingCentral") and began deployment of Avaya Cloud Office, our OneCloud UCaaS solution the same year.

•Global Systems Integrator alliances: These refer to arrangements with systems integrator partners, as well as key channel partners with strong professional services and personalized integration capabilities who include Avaya solutions within broader digital transformation programs and end-to-end vertical solutions.
•Ecosystem alliances: These partnering arrangements are with industry leaders and leading technology companies. They feature deeper, R&D-led integrations and/or expanded go-to-market efforts, such as the DevConnect Select Product Program or the Avaya & Friends Program for international markets. During fiscal 2021, we expanded our partnership with Salesforce by developing Avaya OneCloud for Salesforce and offering it in Salesforce AppExchange, we worked with Google to develop AI based solutions for the contact center, and we worked with Microsoft to develop an Azure based contact center and offer it through the Azure MarketPlace.
Channel Partners
Our channel partners serve our customers worldwide through our Avaya Edge business partner program. Through certifications, the Avaya Edge program positions Value Added Reseller partners to sell, implement and maintain our communications systems, applications and services. Avaya Edge offers clearly defined partner categories with financial, technical, sales and marketing benefits that grow with levels of certification and revenue contribution. We support partners in the program by providing our comprehensive Avaya OneCloud portfolio of solutions in addition to sales, marketing and technical support. Although the terms of individual channel partner agreements may deviate from our standard program terms, our standard program agreements for resellers generally provide for a term of one year, with automatic renewal for successive one-year terms. Agreements may generally be terminated by either party for convenience upon 30-days' prior notice, and our standard program agreements for distributors may generally be terminated by either party for convenience upon 90 days prior notice. Certain of our contractual agreements with our largest distributors and resellers, however, permit termination of the relationship by either party for convenience upon prior notice of 180 days. Our partner agreements generally provide for responsibilities, conduct, order and delivery, pricing and payment, and include customary indemnification, warranty and other similar provisions. The Company's largest distributor, ScanSource Inc., is also its largest customer and represented 7% of the Company's total consolidated revenue for fiscal 2021. See Item 1A, "Risk Factors-Risks Related to Our Business-Our Operations, Markets and Competition-Our growth strategy depends in part on our reliance on our indirect sales channel" for additional information on the Company's reliance on its indirect sales channel.
Our Business Today
Our solutions address the needs of a diverse range of businesses, including large multinational enterprises, small and medium-sized businesses and government organizations. Our customers operate in a broad range of industries, including financial services, healthcare, hospitality, education, government, manufacturing, retail, transportation, energy, media and communications. We employ a flexible go-to-market strategy with direct or indirect presence in approximately 190 countries. As of September 30, 2021, we had more than 3,800 active channel partners and for fiscal 2021 our product revenue from indirect sales through our channel partners represented 68% of our total Products & Solutions segment revenue.
For fiscal 2021, 2020 and 2019, we generated revenue of $2,973 million, $2,873 million and $2,887 million, of which 33%, 37% and 42% was generated by Products & Solutions and 67%, 63% and 58% by Services, respectively. Revenue by business area is presented in the following table for the periods indicated:

	Fiscal years ended September 30,
(In millions)	2021	2020	2019
Products & Solutions:
Unified Communications and Collaboration	$683	$710	$863
Contact Center	309	363	359
	992	1,073	1,222
Services:
Global Support Services	1,401	1,238	1,086
Enterprise Cloud and Managed Services	281	282	297
Professional Services	299	280	282
	1,981	1,800	1,665
	$2,973	$2,873	$2,887
Our software revenue as a percentage of total consolidated revenue has grown over the past three fiscal years, representing 64%, 61% and 52% of total consolidated revenue for fiscal 2021, 2020, and 2019, respectively. Our software revenue aggregates revenue across our two reporting segments. Software revenue includes subscription, public and private cloud, perpetual licenses and related software maintenance revenue. On-premise license revenue is included in Product & Solutions, while subscription, cloud related software maintenance revenue are primarily included in Services.
One of our key focuses is increasing our recurring revenue — revenue from products and services that are delivered pursuant to multi-period contracts, including recurring subscription-based software revenue, maintenance, global support services and enterprise cloud and managed services. Non-recurring revenue consists of hardware, non-recurring perpetual-based software and one-time professional services. Hardware predominantly consists of endpoints, which include phones, video conferencing equipment and headsets. Non-recurring software is predominantly comprised of perpetual licenses. One-time professional services include installation services, as well as project-based deployment, design and optimization services.
During fiscal 2021, Avaya introduced Avaya OneCloud ARR (Annualized Recurring Revenue) as a key performance indicator, which provides a leading indicator into the software solutions driving our growth. This metric is similar to what our industry peers report and reflects only the recurring components of Avaya’s portfolio. Revenues reported as part of Avaya OneCloud ARR include revenues from:
•Avaya OneCloud CCaaS
•Avaya OneCloud CPaaS
•Avaya OneCloud DaaS (Device as a Service)
•Avaya OneCloud Private Cloud
•Avaya OneCloud Subscription
•Avaya Spaces
•Recurring revenues generated from Avaya Cloud Office
Avaya OneCloud ARR does not include recurring revenues from Maintenance, Managed Services or Avaya Cloud Office one-time revenues.
In fiscal 2021, OneCloud ARR was $530 million, compared to $191 million reported for fiscal 2020. We believe the OneCloud ARR, combined with our remaining performance obligations, provides a view into our long-term revenue growth potential and trajectory.
Trends Shaping Our Industry
We believe several key trends are shaping our industry, creating a substantial opportunity for Avaya and other market participants:
•The COVID-19 pandemic significantly accelerated the trend toward remote work and workforce mobility requirements as the need to work from home — or from anywhere — dramatically increased and highlighted the need for dynamic, cloud-based solutions that can be used anytime and anywhere. Our customers have realized the advantages of remote work and many are adopting or are considering adopting a permanent hybrid model that combines remote work with a return to the office. Avaya solutions are well positioned to enable this new future of work and collaboration.
•UCC, CC and CPaaS are converging to become part of an integrated services offering delivering next-generation communications capabilities across a host of devices and channels.
•Preference for cloud delivery of software applications and management of multiple and varied devices continues to grow, all of which must be handled with the security that business demands.
•The Experience Economy continues to grow. The Experience Economy is based on the concept that experience is a key source of value — it is a differentiator that creates competitive advantage for products and services. As consumers embrace new technologies and devices in creative ways and at an accelerating pace, Avaya is continuing to invest in AI-powered solutions delivered through cloud and subscription models to create “Experiences that Matter” for customers, employees and agents. This increased adoption and deployment of AI is providing significant new opportunities for enhanced UCC and CC solutions that improve the customer experience and transform the Digital Workplace.
Our Market Opportunity
We believe that these trends create significant market opportunity for the next-generation UCaaS, Collaboration, CCaaS and CPaaS solutions that Avaya has brought to the market in fiscal 2021. The limitations of traditional premise-based communications solutions and services and capital-intensive buying models present an opportunity for differentiated vendors to gain market share in the cloud. We believe that the total available market for these solutions includes spending on communications applications, and the business devices that improve the application experience, as well as spending on one-

time and recurring professional, enterprise cloud and managed services, and support services to implement, maintain and manage these solutions.
We are expanding our business in several of these areas, primarily with cloud-facing and subscription-based consumption models. We are also growing in the customer segments that we serve, including large enterprises with more than 1,000 employees, as well as midmarket enterprises with between 50 and 250 agents in the contact center market and between 100 and 1,000 employees for customers using our communications and collaboration solutions. The growth opportunity in these markets comes from the need for enterprises to increase productivity and upgrade their unified communications and collaboration and contact center strategy to a more integrated approach to account for changing customer expectations and the accelerated work from home / work from anywhere trend, increased mobility, and the demand for seamless experiences across multiple communications channels. In response to these needs, we expect that aggregate total spending on UCC, CC, CPaaS, services and support, and enterprise cloud and managed services to grow, with the majority of growth coming from cloud services.
Although the decision makers for our solutions and services have traditionally been senior IT leadership, up to and including Chief Information Officers ("CIOs"), our research finds that now more of the buying decisions are being influenced by business units and the broader C-suite, including Chief Executive Officers (“CEOs”), Chief Marketing Officers (“CMOs”) and Chief Digital Officers ("CDOs"). They have become more involved as digital transformation has expanded beyond the data center and IT infrastructure to encompass lines of business operations and customer experiences. CEOs, CMOs and CDOs are recognizing growing customer and employee demand for better interactions across multiple channels of their choosing, and they see an opportunity to differentiate their companies and lines of business by providing their employees with an opportunity to deliver a superior customer experience.
We believe that due to the increasing importance of technology as both an internal and external-facing presence of the enterprise, as well as the high stakes of data breaches and similar cyber-security events, CEOs are increasingly engaged in the decision-making process. CMOs and CDOs are gaining additional budget authority as they are tasked with managing customer experience and marketing activities using sophisticated communications technology and rich data. We believe that because of the shifts in decision-making roles, the focus of customer experience solutions should be to provide businesses with better ways to engage with end users securely across multiple platforms and channels, creating better customer experiences, and ultimately, higher revenues for the business.
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
Our Answer
We believe we have positioned Avaya as the leader in cloud-based Digital Workplace and Customer Experience Solutions by:
•Defining innovation in our core market segments by delivering powerful AI-enabled cloud communications solutions.
•Winning with global services capabilities that support customer cloud adoption and drive expansion.
•Activating, converting and transforming our installed base by providing a customer journey that enables them to effortlessly migrate to and consume Avaya cloud services.
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
•Increase Sales to Existing Customers and Pursue New Customers: We have a significant opportunity to increase sales to our existing customers by offering new solutions from our Avaya OneCloud portfolio. Our market leadership, global scale and extensive customer interaction, including at the C-suite level, supports our Avaya OneCloud portfolio, creating a strong software platform from which to drive and shape the evolution of enterprise communications. We have strong credibility with our customers, which provides us with a competitive edge as our customers make the transition to the cloud. Additionally, our refreshed product and services portfolio increases the potential for acquiring new customers.
We are both HIPAA and PCI DSS (Payment Card Industry Data Security Standard) compliant as we believe the ability to service the healthcare and pharmaceuticals industries, as well as merchants that accept credit cards, significantly expands our potential customer base and total addressable market. These certifications allow for market penetration into what are otherwise restrictive and difficult markets.
•Invest in Sales and Distribution Capabilities: Our flexible go-to-market strategy consists of both a direct sales force and an indirect sales force through our alliances and channel partners, which allows us to reach customers across industries and around the globe. We believe our channel partner network is a valuable competitive differentiator based on our brand and long history of having a channel sales go-to-market motion. We intend to continue investing in our channel partners and sales forces to optimize their market focus and enter new vertical segments. We provide our channel partners, including master agents and sales agents, with training, marketing programs and technical support that helps to further differentiate our offerings from those of our competitors. These agents are our primary distribution channel for small to midmarket customers. Under our master agent program, small to midmarket sales agents connect prospective customers with our direct sales force which then handles the transaction from contracting and partnering with the customer to determine what services are appropriate to ultimately managing and billing the customer for the Avaya services provided. The master agent program provides an option that rounds out the available choices for customers, channel partners and sales agents to access Avaya’s industry-leading communications solutions.
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
A Leading Position across our Primary Markets
With a full suite of UCaaS, CCaaS and CPaaS solutions offered under Avaya OneCloud and our expansive go-to-market capability, we are a global leader in business communications. We maintain a leading market share in worldwide contact center agents and are recognized by industry analysts as being among the leaders in unified communications and collaboration seats. Additionally, we believe we are a leading provider of private cloud and managed services and that our market leadership and incumbent position within our customer base provides us with a superior opportunity to cross-sell to existing customers and position ourselves to win over new customers.
Our Open Standards Technology Supports Multi-vendor, Multi-platform Environments
Our open, standards-based technology is designed to accommodate customers with multi-vendor environments seeking to leverage existing investments. Providing enterprises with strong integration capabilities positions them to take advantage of new UCC and CC technology as it is introduced. Our software technology does not limit customers to a single vendor or add to the backlog of integration work. We also continue to invest in our developer ecosystem, Avaya DevConnect, which has grown to include approximately 120,000 members as of September 30, 2021. Avaya DevConnect, together with our Application Programming Interfaces ("APIs"), which are a set of routines, protocols and tools for building software applications and applications development environments, allow our customers to derive unique and additional value from our architecture.
Building on our Leading Service Capabilities for a Significant Recurring Revenue Stream
Avaya's services relationships have long been significant contributors to our large recurring revenue base and provide us with significant visibility into our customers' future collaboration needs. Our global support services and enterprise cloud and managed services are typically provided to customers through recurring contracts. These contracts generally have terms that range from one to five years.

In addition to insights into their ongoing operational needs, our professional services team engages in migration planning, security services, custom application integration and other consulting activities that position us to understand our customers’ business needs today and in the future.
•Global Support Services: Avaya is a leading provider of recurring support services for business communications solutions. Our worldwide services-delivery infrastructure and capabilities help customers address critical business communications needs from initial planning and design through implementation, maintenance and day-to-day operation, monitoring and solution management. With more than 3,800 trained and certified services professionals worldwide, we can help customers find and implement the right communications solutions. The launch of Avaya OneCloud Subscription is a further evolution of our global support services business and provides our customers with additional flexibility in how they consume our solutions.
•We believe the Avaya support services team continues to be well-positioned for success due to the close collaboration between our R&D and service planning teams in advance of new product releases. We offer high levels of automation to onboard and manage a customer’s communications infrastructure, delivering faster, more effective deployments from proof of concept to production. This includes a robust communications automation platform with full event orchestration leveraging advanced AI functionality. As a pioneer of the omnichannel support experience in enterprise support, Avaya also provides customers the option to interact with our chatbots to access immediate support online. Customers can also connect with one of our experts via web chat, web talk or web video. When necessary, Avaya Services can also directly access our R&D teams to resolve customer issues. All combined, these capabilities enable Avaya to provide the highest-quality service for Avaya products.
•Enterprise Cloud and Managed Services: Avaya’s enterprise cloud solutions and managed services solutions focus on customer performance and growth, encompassing software releases, operating customer cloud, premise or hybrid-based communication systems and helping customers migrate to next-generation business communications environments. We believe that our deep understanding of application management supporting unified communications, collaboration and contact center solutions positions us to best manage and operate cloud-based communications systems for our customers.
•Professional Services: Avaya offers a broad portfolio of capabilities through its professional services, including implementation/enablement services, system optimization, innovation services, partner solution integration and custom applications development.

We believe our employees and consultants are among the best in our industry because they are trained and supported by the best in the industry. The high level of customer satisfaction ratings we receive for support transactions is a testament to the expertise of our people. Our dedicated professionals are focused on satisfying customer needs, driving a proactive and preventive agenda to help customers maintain optimum levels of service.
We continue to broaden the options for cloud-based service offerings, expanding our consulting services capabilities and upselling our existing customers to our cloud-based and managed services offerings. We are investing to provide additional options along the spectrum of support service offerings, constantly developing our tools and infrastructure to improve our service levels. An important element in Avaya’s cloud strategy is its continued investment and growth of the Avaya Customer Success Function which includes three main responsibilities: Adoption, Expansion and Renewal for all cloud-based commercial agreements.
•The Adoption responsibility centers on ensuring Avaya cloud customers are effectively onboarded onto the cloud solution and have the capabilities to begin consuming their Avaya entitlements.
•The Expansion responsibility centers on the Customer Success team working with Avaya customers during the term of the arrangement to determine where Avaya technology solutions could be of value throughout their organization. This could mean additional entitlements of the same solutions or the positioning of new Avaya capabilities and solutions.
•Finally, the Renewal responsibility centers on ensuring that Avaya customers have fully consumed and adopted their entitlements and extend their commercial agreement with Avaya.

It is through Customer Success that Avaya intends to provide a consistent cloud journey for Avaya’s cloud customers.
Open Standards, Product Differentiation and Innovation
Avaya’s open architecture provides a competitive advantage for us as potential customers consider migrating to our solutions and services because we can integrate with incumbent competitor systems and provide a path for gradual transition, while immediately achieving overall cost savings and improved functionality.

Throughout fiscal 2021, we enhanced our Avaya OneCloud portfolio by rolling out new solutions to address growing demand for our UCaaS, CCaaS, CPaaS and Subscription offerings, as customers transition to cloud-based and subscription consumption models to support public, private and hybrid cloud or on-premise deployments.
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
Research and Development ("R&D")
Avaya makes substantial investments in R&D to develop new systems, solutions and software in support of business communications, including, but not limited to, converged communications systems, communications applications, multimedia contact center innovations, collaboration tools, messaging applications, video, speech-enabled applications, business infrastructure and architecture, converged mobility systems, cloud offerings, web services, artificial intelligence, communications-enabled business processes and applications, and services for our customers. Over the past three fiscal years, we have invested approximately $650 million in R&D, including technology acquisitions.
We invested 23.0%, 19.3% and 16.7% in R&D as a percentage of product revenue in fiscal 2021, 2020 and 2019, respectively, reflecting a consistent investment in R&D as a percentage of product revenue and evidencing our commitment to innovation. Our investments in fiscal 2021 focused on driving innovative cloud solutions across our portfolio and new releases of our UCC and CC solutions.
Patents, Trademarks and Other Intellectual Property
We own a significant number of patents important to our business and we expect to continue to file patent applications to protect our R&D investments in new products and services across all areas of our business. As of September 30, 2021, we had more than 4,300 patents and pending patent applications, including foreign counterpart patents and foreign applications. These patents and pending patent applications cover a wide range of products and services involving a variety of technologies. For the United States, patents terms may be 20 years from the date of the patent's filing, depending upon term adjustments made by the patent office. In addition, we hold numerous trademarks in the United States and in other countries. We also have licenses to intellectual property for the manufacture, use and sale of our products.
We obtain patent and other intellectual property rights used in connection with our business when practicable and appropriate. Historically, we have done so both organically, through commercial relationships, and in connection with acquisitions.
We manage our patent portfolio to maximize return on investment by selectively selling patents at market prices and cross-licensing with other parties when such sales or licensing are in best our interests. These monetization programs are conducted in a manner that helps to preserve Avaya’s freedom to operate and to help ensure that Avaya retains patents needed for defensive use.
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
Customers
Avaya employs a flexible, go-to-market strategy to support our diverse customer base. Our customers range in size from small businesses employing a few individuals to large government agencies and multinational companies with tens of thousands of employees. Our customers operate in a broad range of industries, including financial services, manufacturing, retail, transportation, energy, media and communications, hospitality, health care, education and government. Our customers include leading Forbes Global 2000 companies across all these industries. For more information concerning the risks related to contracts with the U.S. federal government, see Item 1A, "Risk Factors - Risks Related to Our Business-Our Operations, Markets and Competition-Contracting with government entities can be complex, expensive and time-consuming."
Sales and Distribution
Our cloud first, global go-to-market strategy is designed to focus and strengthen our reach and impact on large multinational enterprises, midmarket and regional enterprises and small businesses. Our sales organizations are equipped to sell our comprehensive Avaya OneCloud portfolio complemented by services offerings including product support, integration and other professional services and enterprise cloud and managed services serving our customers in the way they prefer to work with us, either directly with Avaya or indirectly through our sales channels. Underneath our Avaya Edge Channel program, we have built an expansive network of cloud system integrators, technology solutions distributors (master agents), sales agents and other service providers which also have been enabled to market, sell and service our Avaya OneCloud portfolio along with our traditional global partner network consisting of strategic alliances, channel partners, distributors, dealers, value-added resellers, telecommunications service providers and system integrators which have the ability to sell our full portfolio of offerings, including our Avaya OneCloud offerings.
We continue to focus on efficient deployment of Avaya sales resources, both directly and indirectly through our channel partners, for maximum market penetration and global growth. Our investment in our sales organization includes fully integrated curricula on the sales process, guided selling, sales enablement and on our solutions for all roles within our sales organization.
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
As of September 30, 2021, over 33,000 companies have registered with the program, including approximately 300 companies operating at higher program levels, eligible for technical support and to submit their products or services for compatibility testing through the program by the Avaya Solution Interoperability and Test Lab ("Avaya Test Lab"). Avaya DevConnect engineers work in concert with each submitting member company to develop comprehensive test plans for each application to validate the product integrations.
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
Competition
Although we believe we are differentiated from any single competitor, the following represent the Company's primary competitors in various lines of our business:
•Enterprise UCC: Alcatel-Lucent Enterprise, Atos Unify, Cisco, Huawei, Microsoft and NEC.
•Midmarket UCC: Cisco, Microsoft, Mitel and NEC.
•Cloud Products and Services: 8x8, Alcatel-Lucent Enterprise (with RingCentral), Atos Unify (with RingCentral), Cisco, Fuze, Google, LogMeIn, Microsoft, Mitel, RingCentral, Twilio, Vonage and Zoom.
•Video Products and Solutions: BlueJeans, Cisco, Google, Huawei, LifeSize, LogMeIn, Microsoft, Poly, RingCentral, Yealink, Zoom and ZTE.
•Enterprise Contact Center Products and Services: Aspect Software, Cisco, Enghouse Interactive, Genesys, Huawei, Mitel and NEC.
•Midmarket Contact Center Products and Services: Amazon, Cisco, Five9, Genesys, NICE InContact, Serenova, Talkdesk, Twilio and Vonage.

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
Employees and Human Capital Management
Our Global Footprint
Our ability to attract, retain and engage diverse talent is critical to the successful execution of our strategy and delivering on our mission to create experiences that matter for our customers and employees. Our cultural principles of Simplicity, Trust, Accountability, Teamwork and Empowerment are foundational to our culture and serve as the framework for each phase of the employee life cycle.
As of September 30, 2021, we employed 8,063 employees, of which 39% were located in North America (United States and Canada), 24% were located in Asia Pacific, 9% were located in the Caribbean and Latin America and 28% were located in Europe, Middle East and Africa. In addition, 23% of our global employee headcount identified as female. In the United States, 28% of the employee headcount identified as female and 27% of our employees self-identified as a minority group.
Of our 2,729 employees located in the United States, 11% are represented by a labor union. In certain foreign countries, our employees are represented by trade unions, work councils or collective bargaining agreements at the national level.
At Avaya, we champion an open, fair and supportive environment where our employees can thrive both professionally and personally. We work hard, give back to our communities, take care of our customers and promote high levels of employee engagement and well-being. Human capital management and environmental, social and governance ("ESG") matters are woven into the everyday fabric of Avaya's culture and actively sponsored by our executive leadership. In addition, aspects of human capital management and ESG are overseen by our Board of Directors as well as the Compensation Committee, Audit Committee and the Nominating and Corporate Governance Committee.
Our People First Strategy
Our people first strategy enables a culture that empowers our team members to leverage their strengths and experiences and also provides development and growth opportunities to sustain and expand our world class services and cultivate innovation. Underpinned by our cultural principles, our global population demonstrates the following attributes in the way we work and in everything we do:
•We espouse a customer-centric approach to focus on making our customers' lives simpler and more efficient.
•We foster a safe environment where innovative solutions are encouraged and rewarded.
•We encourage our people to speak up, take responsibility and embrace ownership.
•We lead by example and function as a transparent and dynamic team working towards a unified vision.
•We recognize one another for our achievements and strengths and value diversity of thought and the uniqueness of everyone in a collaborative environment.
•We empower our people to take risks, immerse themselves in the experience and drive customer success.
Employee Engagement
We enhance employee engagement by soliciting and addressing feedback, investing in our employees and promoting diversity, equity, inclusion and belonging.
We regularly conduct employee surveys to better understand and improve perceptions in the areas of engagement, recognition, career development, inclusion, leadership and management effectiveness and ethics and integrity. We met industry benchmark for participation rate in our most recent survey in 2021 with employee engagement of 84%. We use the feedback to identify opportunities and take action to continually strengthen our culture and enhance engagement, as demonstrated by our successful retention of 94% of our employees who were top-rated in our annual performance reviews and further validated by Forbes' recognition of Avaya as one of the World's Best Employers in 2021 for the second consecutive year.

At Avaya, we are acutely aware that developing our talent is both critical for continuing success in a rapidly evolving industry as well as for employee retention. We invest significant resources in professional development, career advancement and training for our global employee population. In addition to ongoing performance reviews and development discussions that occur as part of our formalized annual performance lifecycle, consistent, meaningful conversations are encouraged between employees and managers to continue the dialogue regarding aspirations, goals and career growth.
We invested in new tools, resources and partnerships to further develop our internal capabilities to develop talent and build leadership acumen to support our business success in 2021. We made learning tools such as LinkedIn Learning available to all global employees, hosted leadership development programs with partners such as BetterUp and ZengerFolkman and launched initiatives to promote diversity awareness with Blue Ocean Brain.
Diversity, Equity, Inclusion and Belonging (DEI&B) at Avaya
At Avaya, we drive and promote a clear strategy to build a workplace that mirrors the society in which we do business — a workplace where individuality is celebrated and harnessed to create a culture of engagement, innovation, inclusivity and belonging.
To successfully execute on our strategy, we have established a Global DEI&B Council, chaired by our CEO, to ensure alignment between our DEI&B strategy and our overall business strategy and a Global DEI&B Committee, chaired by our Chief Human Resources Officer, to ensure global calibration and oversee the execution of various DEI&B initiatives.
In addition, we benefited from significant growth in Employee Resource Groups ("ERGs"), employee-led groups that bring employees together to foster a sense of belonging, at Avaya. Following a revamp of the ERG process and design construct in 2020, we now have six active ERGs: Avaya Blacks Leading Empowerment (ABLE), Abilities Employee Resource Group (AERG), Asociacion Latinos Mundiales Avaya (ALMA), Asian Pacific Islanders @ Avaya (API@A), PRIDE, Veterans @ Avaya (VETA) and Women's Inspired Network@Avaya (WIN@A). ERG representatives serve on the Global DEI&B Committee to discuss insights, recommendations and initiatives with leadership.
We focus on ensuring our hiring pipeline is accessible, dynamic and that we draw from a diverse pool of talent. To further these objectives, we utilize tools to support 'blind sourcing', conduct on-going training of our talent acquisition teams around topics such as unconscious bias, micro aggressions and inequities, and provide hiring managers toolkits to engage and attract diverse talent networks.
Employee Benefits
We provide comprehensive health insurance plans that include medical, dental and vision for our employees and their families in most countries. Our global employee population has access to employee assistance and wellness programs, including those covering financial wellness.
We offer an Employee Stock Purchase Plan that permits employees to use payroll deductions to purchase our stock at a 15% discount to market. Following a phased launch initiated in late 2020, we have been experiencing robust participation rates. Approximately 40% of our employees in the United States are active participants. In addition to the Employee Stock Purchase Program, in fiscal 2021 we extended our incentive equity program, increasing the number of recipients six-fold as of September 30, 2021 as compared to the prior fiscal year end, to further align our employees with stockholder interests and our continuing success as well as to enhance engagement.
Corporate Responsibility
At Avaya, we are committed to ensuring the health and well-being of our employees, investing in our communities, creating products that are inherently sustainable, keeping our customers' solutions and data secure and reducing our environmental impact. Remaining steadfast in our commitment to combat climate change, Avaya exceeded its 2020 target by reducing Scope 1 & Scope 2 emissions by 65% and Scope 3 emissions from business travel by 49% from 2014 levels. We plan to build on our achievements and continue the momentum as we develop new carbon emission reduction targets in support of the transition to a low carbon economy. Additional detail on our environmental, social and governance initiatives, including with respect to human capital, climate change and charitable giving, are included in our Corporate Responsibility Report and on our website.1
Employee Safety and Well-Being / Our Response to COVID-19
The COVID-19 pandemic continues to have widespread and unpredictable impacts on global communities, economies and business practices, and continues to impact our global employees, partners and customers. Avaya successfully and swiftly instituted protocols and policies focused on prioritizing the health and safety of our employees, including creating COVID
1 The contents of our website and our Corporate Responsibility Report and CDP Climate Change Questionnaire are referenced for general information only and are not incorporated into this 10-K.

response teams, while maintaining business continuity and minimizing disruption to customer support and service delivery at the onset of the pandemic.
We took immediate steps to modify employee travel policies, implemented office closures and allowed employees that were not critical to maintaining physical infrastructure to work remotely. Our COVID response teams continue to regularly review and adapt our policies to minimize health and safety risk based on evolving research and guidance and key COVID-19 related data. We facilitate data-informed executive decision-making and ensure consistent, regular and transparent communications with our employees and other stakeholders.
We are actively monitoring changes to regulations and guidance as we implement a phased re-opening of our offices, based on local circumstances and guided by safety. Our return to offices will incorporate new flexible work arrangements to combine the benefits of in-person collaboration with increased flexibility to drive both innovation and productivity.
This year truly demonstrated the importance of not only protecting our employees' physical safety but caring for their mental health. We monitored our employees' well-being and implemented programs to ensure that employees felt fully supported. All Avaya employees have access to a complete wellness platform with resources and tools to track activity, get wellness advice, find healthy recipes, and access support on the road to achieving their health goals.
Environmental, Health and Safety Matters
Avaya is subject to a wide range of governmental requirements relating to safety, health and environmental protection, including:
•certain provisions of environmental laws governing the cleanup of soil and groundwater contamination;
•various local, federal and international laws and regulations regarding the material content and electrical design of our products that require us to be financially responsible for the collection, treatment, recycling and disposal of those products; and
•various employee safety and health regulations that are imposed in various countries within which we operate, including those related to COVID-19.
We are involved in a few remediations at currently or formerly owned or leased sites, which we do not believe will have a material impact on our business or results of operations.
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
Risks Related to our Business
•executing our strategic operating plan, including our strategic partnership with RingCentral, Inc.;
•shifting more of our business to a subscription-based operating expense model which may harm our cash flows;
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
•increasing use of artificial intelligence in our offerings may expose us to social and ethical issues which may result in reputational harm and liability;
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
•our ability to detect and correct design defects, errors, failures or “bugs” in our products and services;
•litigation, intellectual property, infringement claims and the protection of our intellectual property;
•some of our products contain software from open source code sources;
•failure to comply with laws and contractual obligations related to data privacy and protection;
•security breaches of our information systems, products or services or of the information systems of our third-party providers;
•operational, logistical, economic and/or political challenges in a specific country or region, including compliance with United States ("U.S.") and foreign government laws and regulations, which could negatively affect our revenue, costs, expenses and financial condition or those of our channel partners and distributors;
•compliance with certain telecommunications or other rules and regulations, which could subject us to enforcement actions, fines, loss of licenses and possibly restrictions on our ability to operate or offer certain of our services;
•compliance with laws and regulations relating to the formation, administration, performance and pricing of contracts with government entities and changes in, and responses to, U.S. trade policy, including the imposition of tariffs and sanctions and retaliatory measures by other countries;
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
•our degree of leverage and related interest expense;

•restrictions included in our financing agreements and indentures;
•our ability to service all of our indebtedness and other ongoing liquidity needs and to raise additional capital to fund our operations;
•the price of our common stock may be volatile and fluctuate substantially;
•our intention not to pay dividends on our common stock for the foreseeable future;
•potential for significantly dilutive issuance of common stock and/or preferred stock, including upon the conversion of our convertible notes and preferred stock; and
•the holders of our Series A Preferred Stock have certain consent rights over charter amendments and issuances of senior equity and they may exercise their redemption or put rights.

Risks Related to Our Business
Our Operations, Markets and Competition
If we do not successfully execute our strategic operating plan, which depends in part on our ability to increase our share of the market for cloud-based solutions, software and services offerings, our business could be materially and adversely affected.
Each year, we develop our strategic operating plan that serves as a roadmap for implementing our business strategy and the basis for the allocation of resources, capital, investment decisions, product life cycles, process improvements and strategic alliances and acquisitions. In developing our strategic operating plan, we make certain assumptions including, but not limited to, those related to the market environment, customer demand, evolving technologies, competition, market consolidation, the global economy and our overall strategic priorities for the upcoming fiscal year. Actual economic, market and other conditions may be different from our assumptions and we may not be able to successfully execute our strategic operating plan.
We sell business communications solutions and services in markets where the technology available and the utilized go-to-market models change rapidly. We are in the midst of a multi-year transformation, evolving from a traditional telecommunications hardware company into a software and services company, focused on expanding our cloud- and mobile-enabled contact center, unified communications and innovative next-generation workflow automation solutions. To increase our revenue, we must continue to expand and develop new cloud-based solutions and services offerings as the market rapidly develops and changes. Our cloud enabled unified communications and contact center solutions and services must offer relevant features and provide consistent high-quality services at competitive prices to attract new customers and to migrate existing customers to such solutions and services. The functionality, relevance and customer acceptance of our cloud-based solutions and services will depend, in part, on our ability and our partners' ability to integrate our offerings with third-party applications and platforms, including enterprise collaboration, enterprise resource planning, customer relationship management, human capital management and other proprietary application suites. Moreover, our business will remain dependent on customer decisions to migrate their legacy communications infrastructures to cloud solutions based on newer technology.
If the market for cloud-based communications fails to develop, develops more slowly than we anticipate, or develops in a manner different than we expect, or if we are not able to successfully develop and expand our cloud-based solutions and services offerings, our cloud-based solutions and services could fail to achieve market acceptance. This in turn could impact our growth strategy and our ability to execute our strategic operating plan, and our business, operating results and financial condition could be materially and adversely impacted.
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
If we are unable to successfully complete acquisitions and/or strategic alliances and effectively integrate acquired businesses, our business, operating results and financial condition may be adversely affected.
Our strategic operating plan requires continued investments in acquisitions and strategic alliances with other companies in various areas, specifically, with respect to, accelerating the development, sales and delivery of our cloud-based solutions and services, such as our acquisition of CTIntegrations, LLC, a digital channel platform, in August 2021. Identifying and evaluating potential strategic alternatives and/or partners may be time consuming and divert the attention and focus of management and other key personnel. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including among other things, economic conditions, market consolidation, industry trends and competing bidders. There is no assurance that we will be able to complete any acquisition or strategic alliance even if we expend significant sums and efforts in connection with a potential transaction. Without such transactions it may be challenging for us to execute on our strategic operating plan in our desired time frame and our business, operating results and financial condition could be harmed.
Once we complete an acquisition or other material investment, we may not be able to successfully integrate acquired businesses, resulting in the failure to realize the intended benefits. Acquisitions could result in difficulties integrating acquired operations and, where deemed desirable, transitioning overlapping products into a single product line, thereby resulting in the diversion of capital and the attention of management and other key personnel away from other business issues and opportunities. We may also fail to retain employees acquired through acquisitions, which may negatively impact our integration efforts or our due diligence efforts may not reveal all potential liabilities associated with the acquired entity. We may incur substantial expenses as part of these corporate development and integration processes and if we fail to successfully identify, execute and integrate acquisitions or product portfolios, or if they fail to perform as we anticipate, our existing businesses and our revenue and operating results could be adversely affected.
Our strategic operating plan relies in part upon the successful execution of our strategic partnership with RingCentral, Inc. ("RingCentral"), which may not be successful.
Our strategic operating plan relies on market acceptance of our cloud-based solutions and investing in being at the forefront of offering these solutions. Our ability to implement this strategy relies, at least in part, on our strategic partnership with RingCentral. A strategic partnership between two independent businesses is a complex, costly, and time-consuming process that will require significant management attention and resources. Realizing the benefits of our strategic partnership with RingCentral will depend in part on our ability to work with RingCentral to develop, market and sell Avaya Cloud Office by RingCentral ("Avaya Cloud Office" or "ACO"). As with any strategic partnership, unforeseen challenges may arise, which could impact the ultimate benefits achieved from the alliance. In addition, the process of bringing ACO to market in additional countries may take longer than anticipated, which could negate some of our anticipated benefits and revenue opportunities.
The failure to meet the challenges involved in having two businesses work together could harm our ability to realize the anticipated benefits of this partnership, including realization of amounts previously paid, and cause an interruption of, or a loss of momentum in, our business activities. We may also incur significant costs associated with this partnership and our revenues may not increase as anticipated, which may materially and adversely affect our business, operating results and financial condition.
Our business communications solutions and services may not match market opportunities and the new solutions and services we develop may not keep pace with rapidly changing technology, evolving industry standards and customer preferences.
The demand for our solutions and services can change quickly and in ways that we may not anticipate because the market in which we operate is characterized by rapid, and sometimes disruptive, technological developments, evolving industry standards, frequent new product introductions and enhancements, changes in customer requirements and a limited ability to accurately forecast future customer orders. Our solutions and services may not satisfy customer needs and we may not be able to successfully identify new market opportunities for our solutions and services. Also, our partners may stop providing Avaya services or products or reduce the amount of Avaya services or products they offer.
In addition, we may not be able to successfully develop and bring new solutions to market in a timely manner. Our solutions need to keep pace with changes in technology, industry standards and customer needs. Our operating results may be adversely affected if the market opportunity for our solutions and services does not develop in the ways that we anticipate and/or if we are not able to successfully identify new market opportunities for our solutions and services, develop and bring new solutions to market in a timely manner or achieve market acceptance of our solutions and services.
Social and ethical issues relating to the use of AI in our offerings may result in reputational harm or liability.
Social and ethical issues relating to the use of new and evolving technologies such as artificial intelligence ("AI") in our offerings, may result in reputational harm and liability, and may cause us to incur additional research and development ("R&D") costs to resolve such issues. We are increasingly building AI into many of our offerings and we anticipate it will be a growing aspect of our solutions as our offerings evolve. AI presents emerging ethical issues and if we enable or offer solutions that draw controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm or legal liability. Potential government regulation in the space of AI ethics may also increase the burden and cost of research and development in this area, subjecting us to brand or reputational harm, competitive harm or legal liability. Failure to address AI ethics issues by us or others in our industry could undermine public confidence in AI and slow adoption of AI in our products and services.
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
Because we offer solutions for contact centers and unified communications which are cloud-based, on-premise or hybrid, we face a wide range of competitors. Some of our competitors include:
•Enterprise UCC: Alcatel-Lucent Enterprise, Atos Unify, Cisco, Huawei, Microsoft and NEC.
•Midmarket UCC: Cisco, Microsoft, Mitel and NEC.
•Cloud Products and Services: 8x8, Alcatel-Lucent Enterprise (with RingCentral), Atos Unify (with RingCentral), Cisco, Fuze, Google, LogMeIn, Microsoft, Mitel, RingCentral, Twilio, Vonage and Zoom.

•Video Products and Solutions: BlueJeans, Cisco, Google, Huawei, LifeSize, LogMeIn, Microsoft, Poly, RingCentral, Yealink, Zoom and ZTE.
•Enterprise Contact Center Products and Services: Aspect Software, Cisco, Enghouse Interactive, Genesys, Huawei, Mitel and NEC.
•Midmarket Contact Center Products and Services: Amazon, Cisco, Five9, Genesys, NICE InContact, Serenova, Talkdesk, Twilio and Vonage.
We also face competition in certain geographies with companies that have a particular strength and focus in some of the geographic regions in which we operate, such as Huawei in China and Intelbras in Latin America.
Several of our existing competitors have, and many of our future competitors may have, greater financial, personnel, technical, R&D and other resources, more well-established brands or reputations and broader customer bases than we do and, as a result, these competitors may be able to respond more quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in customer requirements. On the other hand, smaller competitors may be able to respond to technological evolution and changes in customer demand with more speed and agility than we can. In addition, some competitors may have customer bases that are more geographically balanced than ours and, therefore, may be less affected by an economic downturn in a particular region. Other companies may have relationships with channel partners, distributors, resellers, consulting and systems integration firms and/or network service providers which pose a competitive threat to us. Moreover, other competitors may have deeper expertise in a particular stand-alone technology that develops more quickly than we anticipate. Competitors with greater resources may also be able to offer lower prices, additional products or services or other incentives that we cannot match or do not offer.
We may face increased competition from current leaders in IT infrastructure, consumer products, personal and business applications and the software that connects the network infrastructure to those applications. In addition, because the business communications market continues to evolve and technology continues to develop rapidly, we may face competition in the future from companies that do not currently compete against us, but whose current business activities may bring them into competition with us in the future. In particular, this may be the case as business, information technology and communications applications deployed on converged networks become more integrated to support business communications. With respect to services, we may also face competition from companies that seek to sell remotely hosted services or software as a service directly to end customers. Competition from potential market entrants may take many forms, including offering products and solutions similar to those that we offer. In addition, certain of these technologies continue to move from a proprietary environment to an open standards-based environment.
We cannot predict which competitors may enter our markets, what forms such competition may take or whether we will be able to respond effectively to new competitors or to the rapid evolution in technology and product development that has characterized our businesses. In addition, in order to effectively compete with any new technology or a new market entrant, we may need to make additional investments in our business, use more capital resources than our business currently requires or reduce prices, any of which may materially and adversely affect our business.
Industry consolidation may lead to stronger competition and may harm our business, operating results and financial condition.
There has been a trend toward industry consolidation in the markets in which we compete as companies that provide unified communications are purchasing contact center providers. We expect this trend to continue as companies attempt to strengthen or hold their positions in an evolving market and as companies are acquired or sell businesses because they are unable to continue all or a portion of their operations. Companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, and reduce their business with us. Furthermore, rapid consolidation, particularly in the value-added reseller (“VAR”) and service provider markets, will lead to fewer customers, with the effect that loss of a major customer could have a material impact on our business.
Industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers and our partners may turn toward other solutions. This could lead to more variability in our operating results and could have a material adverse effect on our business, operating results and financial condition.
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
The cloud communications industry is competitive and rapidly evolving, and we expect competition to increase. The functionality, relevance and customer acceptance of our cloud-based solutions and services will depend, in part, on our ability and our partners' ability to integrate these with third-party applications and platforms, including enterprise collaboration, enterprise resource planning, customer relationship management, human capital management and other proprietary application suites. If we fail to integrate our software with new third-party back-end enterprise applications and platforms used by our customers, we may not be able to offer the functionality that our customers need, which would negatively impact our ability to generate revenue and adversely impact our business.
As is typical of any new solution introduced in a rapidly evolving market, the level of demand for, and market acceptance of these new solutions is uncertain. If we successfully expand and develop our cloud-based solutions and services, including, without limitation, Avaya OneCloud Private and Avaya Cloud Office, our business will remain dependent on customer decisions to migrate their legacy communications infrastructures to cloud solutions based on newer technology. While these investment decisions are often driven by macroeconomic factors, customers may also delay the purchase of newer technology due to a range of other factors, including prioritization of other IT projects, delays or failures to meet customers' certification requirements, the weighing of the costs and benefits of deploying new infrastructures and devices and the need to deploy capital to respond to unforeseen circumstances. In addition, customers' focus on the architecture, management and integration of such new technologies, possible cyber breaches and other security considerations could also affect market acceptance of new solutions. If the market for cloud-based communications fails to develop, develops more slowly than we anticipate, or develops in a manner different than we expect, or if we are not able to successfully develop and expand our cloud-based solutions and services offerings, our cloud-based solutions and services could fail to achieve market acceptance, which in turn could impact our growth strategy and materially and adversely affect our business, operating results and financial condition.
Our growth strategy depends in part on our reliance on our indirect sales channel.
An important element of our go-to-market strategy to expand sales coverage, penetrate new markets and increase market absorption of new solutions is the use of our global network of alliance partners, distributors, dealers, value-added resellers, telecommunications service providers and system integrators, who are collectively referred to as our "channel partners". Our financial results could be adversely affected if our relationships with these channel partners were to deteriorate, if our support pricing or other services strategies conflict with those of our channel partners, if any of our competitors were to enter into strategic relationships with or acquire any of our channel partners, if some or all of our channel partners do not become enabled to sell new solutions and services or if the financial condition of some or all of our channel partners were to weaken. In addition, we may expend time, money and other resources on developing and maintaining channel relationships that are ultimately unsuccessful. Furthermore, despite the benefits of a robust indirect channel, our channel partners have direct contact with our customers, which may foster independent relationships between them and may lead them to sell non-Avaya solutions to certain customers which may result in a loss of business and revenue for us.
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
In fiscal 2021, the Company’s revenue from contracts with U.S. federal government entities was approximately $231 million. The procurement process for government entities is in many ways more challenging than contracting in the private sector. We must comply with laws and regulations relating to the formation, administration, performance and pricing of contracts with government entities, including U.S. federal, state and local governmental bodies. These laws and regulations may impose added costs on our business or prolong or complicate our sales efforts, and failure to comply with these laws and regulations or other applicable requirements could lead to claims for damages from our customers, penalties, termination of contracts and other adverse consequences. Any such damages, penalties, disruptions or limitations in our ability to do business with government entities could have a material adverse effect on our business, operating results and financial condition.
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
In addition, our business is global and the level of protection of our proprietary technology varies by country and may be particularly uncertain in countries that do not have well developed judicial systems or laws that adequately protect intellectual property rights. The level of protection afforded to our intellectual property may also be particularly uncertain in countries that require the transfer of technology as a condition to market access. Our partnerships with foreign entities sometimes require us to transfer technology and/or certain intellectual property rights in countries that afford less protection of intellectual property rights than other countries. While we believe such technology and intellectual property transfer requirements have not adversely affected our business, such requirements may change over time and become detrimental to our ability to protect our technology or intellectual property in certain foreign countries. Patent litigation and other challenges to our patents and other proprietary rights are costly and unpredictable and may prevent us from marketing and selling a product in a particular geographic area. Financial considerations also preclude us from seeking patent protection in every country where infringement litigation could arise. Our inability to predict our intellectual property requirements in all geographies and affordability constraints also impact our intellectual property protection investment decisions. If we are unable to protect our proprietary rights, we may be at a disadvantage to others who do not incur the substantial time and expense we incur to create our products.
We may be subject to litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling our products or services.
From time to time, we receive notices and claims from third parties asserting that our proprietary or licensed products, systems and software infringe their intellectual property rights. There can be no assurance that the number of these notices and claims will not increase in the future or that we do not in fact infringe those intellectual property rights. Irrespective of the merits of these claims, any resulting litigation could be costly and time consuming and could divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. These matters may result in any number of outcomes for us, including entering into licensing agreements, redesigning our products to avoid infringement, being enjoined from selling products or solutions that are found to infringe intellectual property rights of others, paying damages if products are found to infringe and indemnifying customers from infringement claims as part of our contractual obligations. Royalty or license agreements may be very costly and we may be unable to obtain royalty or license agreements on terms acceptable to us or at all which may cause operating margins to decline.
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
We are subject to the data privacy and protection laws and regulations adopted by federal, state and foreign governmental agencies, including but not limited to, the European Union's ("EU") General Data Protection Regulation ("EU GDPR") and the United Kingdom's ("UK") General Data Protection Regulation ("UK GDPR," and together with the EU GDPR, "GDPR") and California’s Consumer Privacy Act (“CCPA”). Data privacy and protection is highly regulated and the GDPR imposes obligations on companies, including us, who process personal data of data subjects who are in the EU or UK, regardless of whether or not that processing takes place in the EU or UK. These requirements substantially increase potential liability for all such companies for failure to comply with data protection rules.
Privacy laws restrict our storage, use, processing, disclosure, transfer and protection of personal information, including credit card data, provided to us by our customers as well as data we collect from our customers and employees. We strive to comply with all applicable laws, regulations, policies and legal obligations relating to privacy and data protection. Our privacy compliance program is based on our binding corporate rules which have been approved by EU regulatory authorities. As the UK is no longer part of the EU, we have applied for UK binding corporate rules. We endeavor to apply uniform data handling practices, based on GDPR standards, on a global basis throughout all Avaya entities which process personal data, and have signed on to our binding corporate rules. We have dedicated significant time, capital and other resources to craft binding corporate rules that meet the requirements of the GDPR and other laws such as CCPA. Privacy laws and legal requirements relating to the transfer of personal data continue to evolve. Restrictions on the flow of data across borders could increase the cost and complexity of delivering our products and services in some markets. We expect that as privacy laws continue to change and become more prevalent throughout the world, we will be required to dedicate additional resources to ensure continued compliance.
From time to time we have notified authorities in the EU and UK of potential personal data breaches and privacy issues, and we keep them appropriately updated. No such disclosure has led to fines in the past and we do not anticipate any disclosure under consideration will lead to fines or other adverse outcomes. If the authorities determine that we have not complied with applicable laws and regulations, we may be subject to fines, penalties and lawsuits, and our reputation may suffer. Fines imposed on other companies by various data privacy regulatory authorities from the EU or UK for violations of the GDPR have been significant in amount. Furthermore, we may be subject to increased scrutiny going forward and we may also be required to make modifications to our data practices that could have an adverse impact on our business.
These data privacy risks are particularly relevant and applicable to us as a technology company because we process vast amounts of personal and non-personal data on behalf of our customers and we also host significant and increasing amounts of data in our cloud solutions and in the cloud solutions of other companies. We believe that regulations pertaining to the solicitation, collection, exporting, processing, and/or use of personal, financial, and consumer information will continue to expand globally. In addition, the interpretation and application of existing consumer and data protection laws and industry standards in the U.S., Europe and elsewhere is often uncertain and in flux. The application of existing laws to cloud-based solutions is particularly uncertain and cloud-based solutions may be subject to further regulation, the impact of which cannot be fully understood at this time. Moreover, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data and privacy practices. Complying with such laws and regulations may cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.
Contracts with our customers, channel partners and other third parties also subject us to privacy and data protection-related obligations. Any failure, or perceived failure, by us to comply with federal, state, or international laws, including laws and regulations regulating privacy, data or consumer protection, or to comply with our contractual obligations related to privacy, could result in proceedings or actions against us by governmental entities, contractual parties or others, which could result in significant liability to us as well as harm to our reputation. Additionally, third parties on which we rely enter into contracts to protect and safeguard our customers' data. Should such parties violate these agreements or suffer a security breach, we could be subject to proceedings or actions against us by governmental entities, contractual parties or others, which could result in significant liability to us as well as harm to our reputation.
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
We take cybersecurity seriously and devote significant resources and tools to protect our systems, products and data and the data of our customers from intrusions and to ensure compliance with our contractual and regulatory obligations. However, these security efforts are costly to implement and may not be successful. Cyberattacks and similar threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them. Computer malware, viruses, scraping and general hacking have become more prevalent in our industry, have occurred on our systems in the past, and may occur on our systems in the future. There can be no assurance that we will be able to prevent, detect and adequately insure against and address or mitigate cyberattacks or security breaches. We investigate potential data breach issues identified through our security procedures and terminate, mitigate and remediate such issues as appropriate. Past incidents have involved outside actors and issues stemming from certain internal configuration and migration issues of our applications to other platforms. A breach of our systems could have a material adverse effect on our reputation as a provider of business communications products and services and could cause irreparable damage to us or our systems regardless of whether we or our third-party providers are able to adequately recover critical systems following a systems failure, either or both of which could, in turn, have a material adverse effect on our operating results and financial conditions. In addition, regulatory or legislative action related to cybersecurity, privacy and data protection worldwide, such as the EU GDPR, which went into effect in May 2018, and the UK GDPR, which went into effect in January 2021, may increase the costs to develop, implement or secure our products and services. We expect cybersecurity regulations to continue to evolve and be costly to implement. Furthermore, we may need to increase or change our cybersecurity systems and expenditures to support expansion of sales into new industry segments or new geographic markets. If we violate or fail to comply with such regulatory or legislative requirements, we could be fined, which fines could be substantial, or otherwise sanctioned. Any such fines or penalties could have a material adverse effect on our business and operations.

Global Operations and Regulations
Since we operate internationally, operational, logistical, economic and/or political challenges in a specific country or region could negatively affect our revenue, costs, expenses and financial condition or those of our channel partners and distributors.
We do business in approximately 190 countries. We conduct significant sales and customer support operations and significant amounts of our R&D activities in countries outside of the U.S., and we also depend on non-U.S. operations of our contract manufacturers and our channel partners. For fiscal 2021, we derived 43% of our revenue from sales outside of the U.S., with the most significant portions generated from Germany, the United Kingdom and Canada. In addition, we intend to continue to grow our business internationally. The vast majority of our contract manufacturing also takes place outside the U.S., primarily in southern China.
Accordingly, our results could be materially and adversely affected by a variety of uncontrollable and changing factors relating to international business operations, including:
•economic conditions and geopolitical developments, including trade sanctions, tariffs, changes to significant trading relationships such as the UK’s withdrawal from the EU, the negotiation of new or revised international trade agreements and retaliatory efforts from such trade restrictions, constraints and prohibitions, such as the U.S. China trade dispute and the EU's position on humanitarian rights towards countries in the Middle East, Africa and Asian territories;
•political or social unrest, economic instability or corruption or sovereign debt risks in a specific country or region;
•laws and regulations, both international and local, related to trade compliance, anti-corruption, anti-bribery, information security, data privacy and protection, labor, the environment, climate change and other topics and requirements;
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

•high levels of inflation and currency fluctuations;
•unfavorable tax and currency regulations;
•military conflict, terrorist activities and health pandemics or similar issues;
•future government shutdowns or uncertainties which could affect the portion of our revenues which comes from the U.S. federal government sector;
•differing responses to the COVID-19 pandemic;
•natural disasters, such as earthquakes, hurricanes or floods, anywhere we and/or our channel partners and distributors have business operations; and
•other matters in any of the countries or regions in which we and our contract manufacturers and business partners currently operate or intend to operate, including in the U.S.
Any or all of these factors could materially adversely affect our business, operating results or financial condition. In addition, the various risks inherent in doing business in the U.S. generally also exist when doing business outside of the U.S., and they may be exaggerated by the difficulty of doing business in numerous sovereign jurisdictions due to differences in culture, laws, policies and regulations. Furthermore, our prospective effective tax rate could be adversely affected by, among other things, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of our deferred tax assets and liabilities or changes in tax laws, regulations, accounting principles or interpretations thereof.
We rely on third parties to provide certain data hosting services to us or to our customers, and interruptions or delays in those services could harm our business.
Our cloud-based solutions rely on uninterrupted connection to the Internet through data centers and networks. To provide such service for our customers, we utilize data center hosting facilities located in the U.S. and the EU, as well as in our Asia Pacific region and our Central America and Latin America regions. We also use facilities provided by Google, Amazon, Microsoft and Equinix as we migrate to cloud solutions. We do not control the operation of these facilities, and they are vulnerable to service interruptions or damage from floods, earthquakes, fires, power loss, telecommunications failures and similar events. They may also be subject to acts of vandalism or terrorism, sabotage, similar misconduct and/or human error. Moreover, if any of these data centers and networks cease operations, we would need to migrate our solutions and our customers to other providers. The occurrence of these or other unanticipated problems at these facilities could result in lengthy interruptions in the ability to use our solutions efficiently or at all, which could harm our business, operating results and financial condition.
If we do not comply with certain telecommunications or other rules and regulations, we could be subject to enforcement actions, fines, loss of licenses and possibly restrictions on our ability to operate or offer certain of our services.
Certain of our cloud-based communications and collaboration solutions are regulated in the U.S. by the Federal Communications Commission and various state and local agencies, and across the globe by governments of various foreign countries. Furthermore, we are subject to existing or potential regulations relating to privacy, consumer protection, protection of customer information, disability access, porting of numbers, Universal Service and Telecommunications Relay Service Fund contributions, emergency access, law enforcement intercept, and other requirements. We are required to pay state and local 911 fees and contribute to state universal funds in states that assess interconnected Voice over Internet Protocol (“VoIP”) services, and the expansion of telecommunications regulations in the U.S. to our non-interconnected VoIP services could result in additional federal and state regulatory obligations and taxes. In addition, as we continue to grow our business internationally, we will be subject to laws and regulations in the countries where we offer services. Many of these laws and regulations are new, like the European Electronics Communications Code which regulates electronic communications networks and services in the EU, may be subject to differing interpretations, may be inconsistent or conflict with other rules and are constantly evolving in ways that could be harmful to our business and thereby may impact our ability to offer services and our cost to deliver services in these countries. The application and interpretation of these laws and regulations is uncertain, and it is possible that we or our products or solutions may not be compliant with each applicable law or regulation. If we do not comply with applicable federal, state, local and foreign rules and regulations, we could be subject to enforcement actions, fines, loss of licenses and possible restrictions on our ability to operate or offer certain of our solutions or requirements to modify certain solutions, which could have a material adverse effect on our operating results and financial condition. Moreover, changes in telecommunications requirements, or regulatory requirements in other industries in which we operate now or in the future, could have a material adverse effect on our business, operating results and financial condition, as regulations that may not directly apply to our business, but which do apply to our customers or partners, can also impact our business.
Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business, operating results and financial condition.

There have been significant changes and proposed changes in recent years to U.S. trade policies, tariffs, and treaties affecting imports. For example, the U.S. has imposed supplemental tariffs of up to 25% on certain imports from China, as well as increased tariffs and import restrictions on products imported from various other countries. In response, China and other countries have imposed or proposed additional tariffs on certain exports from the U.S. The U.S. has also recently renegotiated the multilateral trading relationship between the U.S., Canada and Mexico, resulting in the replacement of the North American Free Trade Agreement ("NAFTA") with a new U.S.-Mexico-Canada Agreement ("USMCA"). Changes in U.S. trade policy have and may continue to result in one or more foreign governments adopting responsive trade policies that make it more difficult or costly for us to do business in or import our products from those countries. This in turn could require us to increase prices to our customers, which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold.
We cannot predict the extent to which the U.S. or other countries will impose new or additional quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of our products in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. As new presidential administrations take office they often assess and/or make changes to policies of previous administrations. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could have a material adverse effect on our business, operating results and financial condition.

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
We also experience some seasonal trends in the sale of our products that also may produce variations in our quarterly results and financial condition. Typically, our second fiscal quarter is our weakest and our fourth fiscal quarter is our strongest. Many of the factors that create and affect seasonal trends are beyond our control.
Shifts in the mix of sizes or types of organizations that purchase our solutions or changes in the components of our solutions purchased by our customers could affect our gross margins and operating results.
Our gross margins and our operating results can vary depending on numerous factors related to the implementation and use of our solutions, including the sizes and types of organizations that purchase our solutions, the mix of software and hardware they purchase and the level of professional services and support they require. We provide our solutions to a broad range of companies, from small businesses to large multinational enterprises and government organizations. Sales to larger enterprises generally result in greater revenue but may take longer to negotiate and finalize than sales to small businesses. Conversely, sales to small businesses may be faster to execute than sales to larger enterprises, but they may involve greater credit risk and fewer opportunities to sell additional services. Moreover, an important element of our growth strategy is to continue to evolve from a traditional telecommunications hardware company into a software and services company, focused on expanding our cloud- and mobile-enabled contact center, unified communications and innovative next-generation workflow automation solutions. As we increase the proportion of our revenue coming from software solutions as opposed to hardware solutions, we expect to see an improvement in our gross margins and operating results but if we are unsuccessful we might not recognize these gross margin improvements. Overall, if the mix of companies that purchase our solutions, or the mix of solution components purchased by our customers, changes unfavorably, our revenues and gross margins could decrease and our operating results could be harmed.
If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.
At September 30, 2021, the Company had $2,235 million of intangible assets and $1,480 million of goodwill on its Consolidated Balance Sheet. The intangible assets are principally composed of technology and patents, customer relationships, and trademarks and trade names. Goodwill and intangible assets with indefinite lives are tested for impairment on an annual basis and also when events or changes in circumstances indicate that impairment may have occurred. Intangible assets with determinable lives, which were $1,902 million at September 30, 2021, are tested for impairment only when events or changes in circumstances indicate that an impairment may have occurred. Determining whether an impairment exists can be difficult and requires management to make significant estimates and judgments. Although the Company did not record an impairment charge during fiscal 2021, to the extent that business conditions deteriorate further, or if changes in key assumptions and estimates differ significantly from management's expectations, it may be necessary to record impairment charges in the future. See Note 7, "Goodwill" and Note 8, "Intangible Assets, net" to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Levels of returns on pension and post-retirement benefit plan assets, changes in interest rates and other factors affecting the amounts to be contributed to fund future pension and post-retirement benefit plan liabilities could adversely affect our cash flows, operating results and financial condition in future periods.
We sponsor a number of defined benefit plans for employees in the U.S., Canada, and various foreign locations. Pension and other post-retirement plan costs and required contributions are based upon a number of actuarial assumptions, including an expected long-term rate of return on pension plan assets, level of employer contributions, the expected life span of pension plan beneficiaries and the discount rate used to determine the present value of future pension obligations. Any of these assumptions could prove to be wrong, resulting in a shortfall of our pension and post-retirement benefit plan assets compared to obligations under our pension and post-retirement benefit plans. Future pension funding requirements, and the timing of funding payments, may also be subject to changes in legislation.
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
We operate several defined benefit plans in Germany (collectively, the "German Plans") and as of September 30, 2021, the total projected benefit obligation for the German Plans of $488 million exceeded plan assets of $4 million, resulting in an aggregate pension liability for the German Plans of $484 million. Under the German Plans, which were closed to new members in 2006, retirees generally benefit from the receipt of a perpetual annuity at retirement, based on their years of service and ending salary. The total projected benefit obligation is based on actuarial valuations, which themselves are based on assumptions and estimates about the long-term operation of the plans, including mortality rates of members, the performance of financial markets and interest rates. Our funding requirements for future years may increase from current levels depending on the net liability position of these plans. In addition, if the actual experience of the plans differs from our assumptions, the net liability could increase and additional contributions may be required. Changes to pension legislation in Germany may also adversely affect our funding requirements. Increases in the net pension liability or increases in future cash contributions could have a material adverse effect on our cash flows, operating results and financial condition.
Risks Related to Our Indebtedness
Our degree of leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and expose us to interest rate risk on our variable rate debt.
We have a significant amount of debt outstanding. As of September 30, 2021, we had $1,543 million of loans outstanding under the Term Loan Credit Agreement, $37 million issued and outstanding letters of credit and guarantees under the ABL Credit Agreement, $350 million of 2.25% convertible senior notes due June 15, 2023 (the "Convertible Notes") and $1,000 million of 6.125% senior first lien notes due September 15, 2028 (the "Senior Notes") outstanding (all as defined in Part II, Item 8, Note 11, "Financing Arrangements" of this Annual Report on Form 10-K). In addition, as of September 30, 2021 we could have borrowed an additional $147 million under our ABL Credit Agreement.
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
•exposing us to the risk of increased interest rates under Avaya Inc.’s credit facilities to the extent such facilities have variable rates of interest, as well as to refinancing risks as facilities mature;
•limiting our ability to make strategic acquisitions and investments;

•limiting our ability to refinance our indebtedness as it becomes due; and
•limiting our ability to adjust quickly or at all to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.
General economic, financial market, competitive, legislative and regulatory factors, among other things, may negatively affect our ability to fund our debt requirements or reduce our debt, which could have a material adverse effect on our business, operating results, cash flows and financial condition.
Despite our level of indebtedness, we and our subsidiaries may incur additional indebtedness. The incurrence of additional indebtedness could further exacerbate the risks associated with our degree of leverage.
We and our subsidiaries may incur additional indebtedness in the future. Although our Term Loan and ABL Credit Agreements and the indenture for our Senior Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and any indebtedness incurred in compliance with these restrictions could be substantial. In addition, the indenture for the Convertible Notes does not restrict us from incurring additional debt. To the extent we or our subsidiaries incur additional debt beyond anticipated debt levels, the related risks that we and our subsidiaries face could intensify.
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
A breach of any of these covenants could result in a default under one or more of our debt instruments.
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
If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and we could face substantial liquidity problems and might be required to try to dispose of material assets or operations to meet our debt service and other obligations, which may not be adequate to meet any debt service obligations when due. If we are unable to repay or otherwise refinance these borrowings and loans when due, the applicable secured lenders could proceed against the collateral pledged to them to secure that indebtedness, which could force us into bankruptcy or liquidation. In the event our lenders accelerate the repayment of our or our subsidiaries’ borrowings, we and our subsidiaries may not have sufficient assets to repay such indebtedness.
A ratings downgrade or other negative action by a ratings organization could adversely affect our cost of capital.
Credit rating agencies continually revise their ratings for companies they follow. Any adverse developments in our business and operations could lead to a ratings downgrade for Avaya Holdings Corp., Avaya Inc. or any of our rated debt securities. In addition, the condition of the financial and credit markets and prevailing interest rates have been, and will continue to be, subject to fluctuation. Any fluctuation in our credit rating may impact our ability to access debt markets in the future and that, in addition to changes in interest rates, could increase our cost of future debt which could have a material adverse effect on our operating results and financial condition and may adversely affect the trading price of shares of our common stock.

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
•fluctuations in our operating results;
•high levels of inflation and other decreases in purchasing power;
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
As of September 30, 2021, the preferred stock held by RingCentral represented approximately 9% of our outstanding common stock on an as-converted basis. The Series A Preferred Stock is convertible at the option of the holder at any time into shares of common stock at an initial conversion price of $16.00 per share, subject to adjustment as set forth in the Certificate of Designations which details the terms and conditions of the Series A Preferred Stock.
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
In addition, pursuant to the Framework Agreement, RingCentral paid Avaya $375 million, predominantly for future fees, as well as for certain licensing rights, and RingCentral will have the right to convert still outstanding amounts into shares of our common stock or our Series A Preferred Stock. The issuance of such additional shares and any sales in the public market of such common stock or the common stock issuable upon conversion of the Series A Preferred Stock could adversely affect prevailing market prices of our common stock. We granted RingCentral customary registration rights in respect of any shares of common stock issued upon conversion of the Series A Preferred Stock and have filed a registration statement permitting the resale by RingCentral of the common stock underlying the Series A Preferred Stock in compliance with this obligation. As a result, subject to certain exceptions, RingCentral will be able to freely sell the common stock it will hold following conversion of the Series A Preferred Stock. Sales by RingCentral of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.
Our Series A Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could adversely affect our liquidity and financial condition.
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
•consent rights with respect to certain actions by us, including amending our organizational documents in a manner that would have an adverse effect on the Series A Preferred Stock and issuing securities that are senior to, or equal in priority with, the Series A Preferred Stock.
•nominate one person for election to our Board of Directors, who our Board of Directors will recommend that our stockholders vote in favor of, until such time when RingCentral and its affiliates hold or beneficially own less than 4,759,339 shares of our common stock (on an as-converted basis).
These dividend and share repurchase obligations could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions and other general corporate purposes and could limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition.
In addition, to the extent that we need to amend our organizational documents, whether to seek to raise capital in the form of senior preferred stock or another reason, and RingCentral does not provide its consent to any such issuance or amendment, it could have a material adverse effect on our business and/or liquidity.
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
It is possible that we would not have sufficient funds to make any required repurchase of Series A Preferred Stock and we may not be able to arrange financing, to pay the repurchase price.
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
As of September 30, 2021, we had 84,115,602 shares of common stock issued and outstanding. The total number of shares of our common stock issued and outstanding does not include 5,178,288 shares and 5,645,200 shares that may be issued upon the exercise or vesting of equity awards and warrants issued upon emergence from bankruptcy, respectively. In addition, we have the ability to issue an additional 10,750,733 equity awards tied to our common stock under our currently authorized equity incentive plans. Furthermore, the maximum number of shares of common stock issuable upon conversion of our Convertible Notes is 16,393,440 and our Series A Preferred Stock issued to RingCentral is convertible into 8,150,392 shares of common stock as of September 30, 2021. The exercise of equity awards and warrants and the conversion of our convertible debt instruments and preferred stock could adversely affect the price of the Company’s common stock, will reduce the percentage of common stock held by the Company’s current stockholders and may cause its current stockholders to suffer significant dilution, which may adversely affect the market.
Our governing documents contain provisions which may disadvantage our stockholders, by impeding or discouraging a takeover and limiting stockholders' ability to obtain a favorable judicial forum for disputes with us.
Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions which could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce the market price of our common stock and the value of our preferred stock and Convertible Notes.
In addition, our amended and restated certificate of incorporation requires that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL or (iv) any action asserting a claim governed by the internal affairs doctrine.
This forum selection provision in our amended and restated certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. It is also possible that, notwithstanding the forum selection clause included in our certificate of incorporation, a court could rule that such a provision is inapplicable or unenforceable.
General Risk Factors

The effects of the COVID-19 pandemic have materially affected how we and our customers are operating our businesses and the duration and extent to which this will impact our business, results of operations and financial condition and/or cash flows remains uncertain.
The COVID-19 pandemic and related public health measures are having a negative impact on regional, national and global economies, disrupting supply chains and reducing international trade and business activity. The pandemic has caused many governments throughout the world to implement stay-at-home orders, quarantines, significant restrictions on travel, social distancing measures including restrictions that prohibit many employees from commuting to their customary work locations and regulations detailing specific return to office conditions, all of which may require these employees to work remotely if possible. Many of these restrictions have remained in place for months and in light of the emergence of new variants, may continue in one fashion or another for the foreseeable future.
The COVID-19 pandemic has not materially impacted us to date but may affect our operations in a variety of ways, including, but not limited to:
•Our ability to operate, as well as our partners' and/or customers' ability to operate, has been and may continue to be hindered, which may cause our business and operating results to decline.
•The inability of our employees to access customers' sites may hinder our ability to offer services that can only be provided on site, as well as our ability to make in person sales visits and demonstrations.
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
•We may experience temporary or long-term disruptions in our supply chain and increased costs, which may significantly impact our distribution network, results of operations (including sales) or business.
•To the extent a number of our employees, including our executive officers and other members of our management team, are impacted in significant numbers by the pandemic and are not available to conduct work, our business and operating results may be negatively impacted.
•We may not be able to ensure business continuity in the event our continuity of operations and crisis management plans are not effective or are improperly implemented.
•The significant disruption of global financial markets, which has impacted the value of our common stock and could further materially impact the value of our stock in the future, may reduce our ability to access additional capital, which could in the future negatively affect our liquidity and could affect our business in the near and long-term.
The extent to which the COVID-19 pandemic will impact our business, financial performance and liquidity, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and severity of the pandemic, the emergence of new variants, changes in infection rates, the vaccine participation rate, the effectiveness of vaccines and the speed with which the vaccine can be distributed, as well as regulations and requirements impacting the return to our offices and/or our ability to visit customer sites, none of which can be predicted. Any of the foregoing factors, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, could have a material adverse effect on our business, results of operations, financial condition and/or cash flows. Additionally, as pandemic conditions wane, we cannot predict how quickly the marketplaces in which we operate will return to pre-pandemic levels.
Our ability to retain and attract key personnel is critical to the success of our business and execution of our growth strategy.
The success of our business depends on the skill, experience and dedication of our employee base. If we are unable to retain and recruit sufficiently experienced and capable employees, including those who can help us increase revenues generated from our cloud-based solutions and services, our business and financial results may suffer. Experienced and capable employees in the technology industry remain in high demand, and there is continual competition for their talents. If executives, managers or other key personnel resign, retire or are terminated, or their service is otherwise interrupted, we may not be able to replace them in a timely manner and we could experience significant declines in productivity and/or errors due to insufficient staffing or managerial oversight. Moreover, turnover of senior management and other key personnel can adversely impact, among other things, our operating results, our customer relationships and lead us to incur significant expenses related to executive transition costs that may impact our operating results. In addition, our ability to adequately staff our R&D efforts in the U.S. may be inhibited by COVID-19 and/or changes to U.S. immigration policies that restrain the flow of professional and technical talent.

While we strive to maintain our competitiveness in the marketplace, there can be no assurance that we will be able to successfully retain and attract the employees that we need to achieve our business objectives.
Business and/or supply chain interruptions, whether due to catastrophic disasters or other events, could adversely affect our operations.
Our operations and those of our contract manufacturers and outsourced service providers are vulnerable to interruption by fire, earthquake, hurricane, flood or other natural disasters, power loss, computer viruses, computer systems failure, telecommunications failure, pandemics, quarantines, national catastrophe, terrorist activities, war and other events beyond our control. For instance, we have operations in the Silicon Valley area of California near known earthquake fault zones, which are vulnerable to damage from earthquakes. Our disaster recovery plans may not be sufficient to address these interruptions. If any disaster were to occur, our ability and the ability of our contract manufacturers and outsourced service providers to operate could be seriously impaired and we could experience material harm to our business, operating results and financial condition. Because our ability to attract and retain customers depends on our ability to provide customers with highly reliable service, even minor interruptions in our operations could harm our reputation as a reliable solutions provider. In addition, the coverage or limits of our business interruption insurance may not be sufficient to compensate for any losses or damages that may occur.
In addition, these catastrophic disasters or other events, such as the global shortage of semiconductor chips, could lead to supply chain disruptions, restrictions on our ability to distribute our products and restrictions on our abilities to provide services in the regions affected. Any prolonged and significant supply chain disruption that impacts us or our customers, partners, vendors and/or suppliers, or an inability to provide products or services, would likely impact our sales in the affected region, increase our costs and negatively affect our operating results. For instance, the COVID-19 pandemic, which we saw in fiscal 2021 and fiscal 2020 adversely affected the global economy and financial markets, resulting in an economic downturn that affected demand for our products and services and likely impacted our operating results. Similarly, the decrease in the availability of global shipping has raised freight and shipping costs and there are no assurances that such shipping disruptions and higher logistics costs will not continue or increase, which may adversely affect our operating results and financial condition.
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
Most of our sales in the U.S. have standard payment terms of 30 days and, because of local customs or conditions, longer in some markets outside the U.S. We believe customer financing is a competitive factor in obtaining business, particularly in serving customers involved in significant infrastructure projects. Our financing arrangements may include not only financing the acquisition of our solutions and services but also providing additional funds for other costs associated with installation and integration of our solutions and services.
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
If the Company’s effective tax rates were to increase, or if the ultimate determination of the Company’s taxes owed were for an amount in excess of amounts previously accrued, the Company’s operating results, cash flows and financial condition could be materially and adversely affected. Any new U.S. or international tax legislation could modify existing rules, limit certain deductions and/or impose new taxes, any of which may have a material and adverse impact on our operating results, cash flows and financial condition.
Tax examinations and audits could have a material and adverse impact on the Company’s cash flows and financial condition.
The Company is subject to the examination of its tax returns and other tax matters by the U.S. Internal Revenue Service and other U.S. or foreign tax authorities and governmental bodies. The Company regularly assesses the likelihood of an adverse outcome resulting from such examinations to determine the adequacy of its provision for taxes. There can be no assurance as to the outcome of any such examinations.
Fluctuations in foreign currency exchange rates and interest rates could negatively impact our operating results, financial condition and cash flows.
We are a global company with significant international operations and we transact business in many currencies. The majority of our revenues and expenses are denominated in U.S. dollars. However, we are exposed to foreign currency exchange rate fluctuations related to certain revenues and expenses denominated in foreign currencies. Our primary currency exposures relate to net operating expenses denominated in Euro, Indian Rupee and Argentine Peso. These exposures may change over time as business practices evolve and the geographic mix of our business changes. In addition, a portion of our borrowings bears interest at prevailing interest rates based upon the LIBOR Rate plus an applicable margin. Therefore, we are subject to risk from changes in interest rates on the variable component of the rate. From time to time we use derivative instruments to hedge foreign currency risks associated with certain monetary assets and liabilities, primarily accounts receivable, accounts payable and certain intercompany obligations, as well as to hedge risks associated with changes in interest rates. The measures we have taken to help mitigate these risks are discussed in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of this Annual Report on Form 10-K. However, any attempts to hedge against foreign currency exchange rate and/or interest rate fluctuation risk may be unsuccessful and result in an adverse impact to our operating results, financial condition and cash flows.
If we fail to maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.
Section 404 of the Sarbanes-Oxley Act of 2002 requires that we establish and maintain internal control over financial reporting and we are also required to establish disclosure controls and procedures under applicable Securities and Exchange Commission (the "SEC") rules. An effective internal control environment is necessary to enable us to produce reliable financial reports and is an important component of our efforts to prevent and detect financial reporting errors and fraud. Management is required to provide an annual assessment on the effectiveness of our internal control over financial reporting and our independent registered public accounting firm is also required to attest to the effectiveness of our internal control over financial reporting. Our and our auditor’s testing may reveal significant deficiencies in our internal control over financial reporting that are deemed to be material weaknesses and render our internal control over financial reporting ineffective. In the past, these assessments and similar reviews have led to the discovery of material weaknesses, all of which have been remediated. However, no assurance can be given that we will not discover material weaknesses in the future. In addition, the effectiveness of an internal control system is inherently limited and we cannot assure you that our internal controls will prevent or detect every misstatement or omission. We have incurred and we expect to continue to incur substantial accounting and auditing expense and expend significant management time in complying with the requirements of Section 404.
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

•the market price of our stock could decline; and
•we could be subject to litigation and/or investigations or sanctions by the SEC, the New York Stock Exchange or other regulatory authorities.
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
As of September 30, 2021, we had 117 leased facilities located in 59 countries. These included 7 primary research and development facilities located in Canada, Czech Republic, India, Ireland, Israel, Italy and the U.S. Our real property portfolio consists of aggregate floor space of 1.5 million square feet, substantially all of which is leased. Our lease terms range from monthly leases to 8 years. We believe that all of our facilities are in good condition and are well maintained. Our facilities are used for the current operations of both of our operating segments. For additional information regarding obligations under operating leases, see Note 5, "Leases," to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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
Number of Holders of Common Stock
The number of record holders of the common stock as of October 31, 2021 was 152. That number does not include the beneficial owners of shares held in "street" name or held through participants in depositories, such as The Depository Trust Company.
Dividends
No dividends were paid by Avaya Holdings Corp. on its common stock over the past three fiscal years and the Company does not anticipate paying cash dividends on its common stock in the foreseeable future.
Purchases of Equity Securities by the Issuer
The following table provides information with respect to purchases by the Company of shares of common stock during the three months ended September 30, 2021:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(4)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under Plans or Programs(2)(3)
July 1 - 31, 2021	198,608	$25.2600	198,608	$157,456,592
August 1 - 31, 2021	354,640	$21.2856	273,488	$151,559,742
September 1 - 30, 2021	227,398	$19.7290	206,778	$147,473,425
Total	780,646	$21.8433	678,874
(1) August and September 2021 include 81,152 and 20,620 shares of common stock withheld for taxes on restricted stock units that vested, respectively.
(2) The Company maintains a warrant repurchase program authorizing it to repurchase the Company's outstanding warrants to purchase shares of the Company's common stock for an aggregate expenditure of up to $15 million. The repurchases may be made from time to time in the open market, through block trades or in privately negotiated transactions.
(3) The Company maintains a share repurchase program authorizing it to repurchase the Company's common stock for an aggregate expenditure of up to $500 million. The repurchases may be made from time to time in the open market, through block trades or in privately negotiated transactions. Share repurchases presented in the table above are based on the transaction settlement date.
(4) Average price paid per share includes transaction costs associated with the repurchases.
Recent Sales of Unregistered Securities
None.

Stock Performance Graph
The following graph compares the cumulative total return on our common stock for the period from December 19, 2017, the date the common stock began trading, through September 30, 2021, with the total return over the same period on the Russell 2000 Index and the NASDAQ Computer Index. The graph assumes that $100 was invested on December 19, 2017 in the Company's common stock and in each of the indices and assumes reinvestment of dividends, if any. The graph is based on historical data and is not necessarily indicative of future price performance.

Comparison of Total Return
Index Value
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
12/19/17
12/29/17
03/29/18
06/29/18
09/28/18
12/31/18
03/29/19
06/28/19
09/30/19
12/31/19
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
06/30/21
09/30/21
Avaya Holdings Corp.
Russell 2000 Index
NASDAQ Computer Index

	12/19/17	12/29/17	03/29/18	06/29/18	09/28/18	12/31/18	03/29/19	06/28/19	09/30/19
Avaya Holdings Corp.	$100.00	$106.69	$136.17	$122.07	$134.59	$88.51	$102.31	$72.40	$62.19
Russell 2000 Index	$100.00	$99.92	$99.52	$106.92	$110.40	$87.75	$100.19	$101.94	$99.13
NASDAQ Computer Index	$100.00	$98.21	$100.68	$107.76	$116.13	$94.59	$112.28	$116.62	$121.79

	12/31/19	03/31/20	06/30/20	09/30/20	12/31/20	03/31/21	06/30/21	09/30/21
Avaya Holdings Corp.	$82.07	$49.18	$75.14	$92.41	$116.41	$170.40	$163.53	$120.30
Russell 2000 Index	$108.57	$75.03	$93.79	$98.11	$133.90	$150.90	$157.37	$150.51
NASDAQ Computer Index	$142.21	$125.93	$167.07	$187.82	$219.94	$227.99	$259.78	$264.24
This Performance Graph shall not be, or deemed to be, incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference. In addition, the Performance Graph will not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, other than as provided in Regulation S-K, or to the liabilities of section 18 of the Securities Exchange Act of 1934, except to the extent that the Company specifically requests that such information be treated as soliciting material or specifically incorporates it by reference into a filing under the Securities Act or the Exchange Act.

Item 6.	None.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
Avaya is a global leader in digital communications products, solutions and services for businesses of all sizes delivering its technology predominantly through software and services. We enable organizations around the globe to succeed by creating intelligent communications experiences for our clients, their employees and their customers. Avaya builds innovative open, converged unified communications and collaboration ("UCC") and contact center ("CC") solutions to enhance and simplify communications and collaboration in the cloud, on-premise or a hybrid of both. Our global, experienced team of professionals delivers award-winning services from initial planning and design, to seamless implementation and integration, to ongoing managed operations, optimization, training and support.
Avaya shifted its entire comprehensive portfolio of capabilities to Avaya OneCloud, which offers significant capabilities across contact center (OneCloud CCaaS), unified communications and collaboration (OneCloud UCaaS), and communications platform as a service (OneCloud CPaaS). We believe the Avaya OneCloud open, composable platform approach uniquely positions us to address a customer’s needs in creating a Digital Workplace for their campus-based and remote employees through Unified Communications and Collaboration and the Customer Experience Center, our name for contact centers, helping clients deliver tangible business results.
Avaya also offers one of the broadest portfolios of business devices in the industry, including handsets, video conferencing units and headsets to meet the needs of every type of worker across a customer’s organization and help our customers get the most out of their communications investments. Avaya IP-enabled handsets, multimedia devices and conferencing systems enhance collaboration and productivity, and position organizations to incorporate future technological advancements.
Our business has two operating segments: Products & Solutions and Services.
Products & Solutions
Products & Solutions encompasses our UCC and CC software platforms, applications and devices.
Avaya OneCloud UCaaS solutions enable organizations to reimagine collaborative work environments and help companies increase employee productivity, improve customer service and reduce costs. With Avaya OneCloud UCaaS, organizations can provide their workers with a single app for all-channel calling, messaging, meetings and team collaboration with the same ease of use as existing consumer apps. Avaya embeds communications directly into the apps, browsers and devices employees use every day, giving them a more natural, efficient and flexible way to connect, engage, respond and share where and how they want. During fiscal 2021, we expanded our portfolio to include new cloud-based solutions, and we continued integrating Artificial Intelligence ("AI") to create enhanced user experience and improve performance.
Avaya OneCloud CCaaS solutions: Avaya’s industry-leading digital contact center solutions enable clients to build a customized portfolio of applications to drive stronger customer engagement and higher customer lifetime value. Our reliable, secure and scalable communications solutions include voice, email, chat, social media, video, performance management and third-party integration that can improve customer service and help companies compete more effectively. Avaya is delivering OneCloud CCaaS solutions for cloud deployment and, in fiscal 2021, we continued to aggressively integrate AI, machine learning and leading-edge cybersecurity capabilities into our portfolio, providing our clients a deeper understanding of their customers’ needs with a robust and secure platform.
Avaya OneCloud CPaaS combines the cloud with our communications platforms, providing a development platform and the application programming interfaces that enable developers to easily integrate both UCC and CC communications capabilities directly into internal and customer-facing applications and workflows. Organizations can quickly deliver modular, composable applications ("apps") and experiences that meet ever-changing customer and operational needs.

Services
Complementing our product and solutions portfolio is a global, award-winning services portfolio, delivered by Avaya and our extensive partner ecosystem. Our services portfolio, which includes solution upgrades and provides new technology through our Avaya OneCloud subscription offerings, consists of:
•Global Support Services provide offerings that help businesses protect their technology investments and address the risk of system outages. We help our customers gain a competitive edge through proactive problem prevention, rapid resolution and continual solution optimization. Global support services also provide software solutions delivered through a subscription model to provide our customers an improved user experience and solution enhancements. Most of our global support services revenue is recurring in nature.
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
Our services teams also help our customers transition at their desired pace to next-generation communications solutions. Customers can choose the level of support for their communications solutions best suited for their needs, which may include deployment, training, monitoring, solution management, optimization and more. Our systems and service team’s performance monitoring can quickly identify and address issues before they arise. Remote diagnostics and resolutions focus on fixing existing problems and avoiding potential issues in order to help our customers save time and reduce the risk of an outage.
Factors and Trends Affecting Our Results of Operations
There are several trends and uncertainties affecting our business. Most importantly, we are dependent on general economic conditions, the willingness of our customers to invest in technology and the manner in which our customers procure such technology and services.
Industry Trends
•UCC, CC and CPaaS are converging to become part of an integrated services offering delivering next-generation communications capabilities across a host of devices and channels.
•Preference for cloud delivery of applications and management of multiple and varied devices continues to grow, all of which must be handled with the security that business demands.
•The Experience Economy continues to grow. The Experience Economy is based on the concept that experience is a key source of value — it is a differentiator that creates competitive advantage for products and services. As consumers embrace new technologies and devices in creative ways and at an accelerating pace, Avaya is continuing to invest in AI-powered solutions delivered through cloud and subscription models to create “Experiences that Matter” for customers, employees and agents. This increased adoption and deployment of AI is providing significant new opportunities for enhanced UCC and CC solutions that improve the customer experience and transform the Digital Workplace.
Coronavirus ("COVID-19") Update
The COVID-19 pandemic has had widespread and unprecedented impacts on regional, national and global economies. The COVID-19 pandemic and its related economic effects have not had a material impact on our business or liquidity. However, the ultimate impact of the pandemic on our business, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on future pandemic related developments, including the duration and severity of the pandemic, the implementation or re-implementation of governmental and employer requirements to limit the spread of the virus, the speed with which vaccines can be distributed globally, the pace of acceptance of the vaccine by the public and the emergence of new variants, which are uncertain and cannot be predicted.
Our focus throughout the pandemic has been and remains on promoting employee health and safety, serving our customers and ensuring business continuity.

We believe that the current macroeconomic environment caused by the COVID-19 pandemic has accelerated a developing trend in the way people work, with more employees working remotely, and believe this could increase demand for certain of the Company's products and services.

Financial Results Summary
Fiscal year ended September 30, 2021 compared with the Fiscal year ended September 30, 2020
The section below provides a comparative discussion of our consolidated results of operations between fiscal 2021 and 2020. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 filed on November 25, 2020 for comparative discussion of our consolidated results of operations between fiscal 2020 and 2019.
The following table displays our consolidated net loss for the periods indicated:

	Fiscal years ended September 30,
(In millions)	2021	2020
REVENUE
Products	$992	$1,073
Services	1,981	1,800
	2,973	2,873
COSTS
Products:
Costs	398	405
Amortization of technology intangible assets	173	174
Services	752	714
	1,323	1,293
GROSS PROFIT	1,650	1,580
OPERATING EXPENSES
Selling, general and administrative	1,053	1,013
Research and development	228	207
Amortization of intangible assets	159	161
Impairment charges	—	624
Restructuring charges, net	30	30
	1,470	2,035
OPERATING INCOME (LOSS)	180	(455)
Interest expense	(222)	(226)
Other income, net	44	63
INCOME (LOSS) BEFORE INCOME TAXES	2	(618)
Provision for income taxes	(15)	(62)
NET LOSS	$(13)	$(680)

Revenue
Revenue for fiscal 2021 was $2,973 million compared to $2,873 million for fiscal 2020. The increase was primarily driven by higher revenue from the Company's subscription and OneCloud Private offerings; revenue growth from the Company's Avaya Cloud Office offering which launched on March 31, 2020; and the favorable impact of foreign currency exchange rates, partially offset by lower demand for the Company's on-premise product solutions, hardware maintenance and software support services as customers transition to our subscription and cloud solutions. Revenue for fiscal 2021 also includes a $15 million out-of-period adjustment to record revenue for certain performance obligations satisfied in prior periods. See Note 1 "Background and Basis of Presentation" included within Part II Item 8 of this Annual Report on Form 10-K.

The following table displays revenue and the percentage of revenue to total sales by operating segment for the periods indicated:

			Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
	Fiscal years ended September 30,		Fiscal years ended September 30,
(In millions)	2021	2020	2021	2020
Products & Solutions	$992	$1,074	33%	37%	(8)%	(9)%
Services	1,982	1,805	67%	63%	10%	9%
Unallocated amounts	(1)	(6)	—%	—%	(1)	(1)
Total revenue	$2,973	$2,873	100%	100%	3%	2%
(1)Not meaningful
Products & Solutions revenue for fiscal 2021 was $992 million compared to $1,074 million for fiscal 2020. The decrease was primarily attributable to lower demand for the Company's on-premise product solutions; and higher revenue from the fulfillment of certain obligations related to a new government contract in the prior period, partially offset by revenue from the Company's Avaya Cloud Office offering which launched on March 31, 2020; the impact of the out-of-period adjustment described above; and the favorable impact of foreign currency exchange rates.
Services revenue for fiscal 2021 was $1,982 million compared to $1,805 million for fiscal 2020. The increase was primarily driven by higher revenue from the Company's subscription and OneCloud Private offerings; revenue from implementation services related to a government contract signed in fiscal 2020; and the favorable impact of foreign currency exchange rates, partially offset by the planned declines in hardware maintenance and software support services which continue to face headwinds driven by lower new product sales over the past several years.
Unallocated amounts for fiscal 2021 and 2020 represent the fair value adjustment to deferred revenue recognized upon emergence from bankruptcy in December 2017 which is excluded from segment revenue.

The following table displays revenue and the percentage of revenue to total sales by location for the periods indicated:

			Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
	Fiscal years ended September 30,		Fiscal years ended September 30,
(In millions)	2021	2020	2021	2020
U.S.	$1,704	$1,640	57%	57%	4%	4%
International:
Europe, Middle East and Africa	732	714	25%	25%	3%	—%
Asia Pacific	297	296	10%	10%	—%	(2)%
Americas International - Canada and Latin America	240	223	8%	8%	8%	5%
Total International	1,269	1,233	43%	43%	3%	—%
Total revenue	$2,973	$2,873	100%	100%	3%	2%
Revenue in the U.S. for fiscal 2021 was $1,704 million compared to $1,640 million for fiscal 2020. The increase in U.S. revenue was mainly driven by higher revenue from the Company's subscription and OneCloud Private offerings; and revenue growth from the Company's Avaya Cloud Office offering which launched on March 31, 2020, partially offset by lower demand for the Company's on-premise product solutions, hardware maintenance and software support services.
Revenue in Europe, Middle East and Africa ("EMEA") for fiscal 2021 was $732 million compared to $714 million for fiscal 2020. The increase in EMEA was mainly driven by higher revenue from the Company's subscription and OneCloud Private offerings; revenue growth from the Company's Avaya Cloud Office offering; and the favorable impact of foreign currency exchange rates, partially offset by lower demand for the Company's on-premise product solutions, hardware maintenance and software support services.
Revenue in Asia Pacific ("APAC") for fiscal 2021 was $297 million compared to $296 million for fiscal 2020. The increase in APAC revenue was primarily attributable to higher revenue from the Company's subscription and OneCloud Private offerings; revenue growth from the Company's Avaya Cloud Office offering; and the favorable impact of foreign currency exchange rates, partially offset by lower demand for the Company's on-premise product solutions, hardware maintenance and software support services.
Revenue in Americas International for fiscal 2021 was $240 million compared to $223 million for fiscal 2020. The increase in Americas International revenue was primarily driven by higher revenue from the Company's subscription offerings; higher revenue from the Company's professional services; and the favorable impact of foreign currency exchange rates, partially offset by lower demand for the Company's hardware maintenance and software support services.
Gross Profit
The following table sets forth gross profit and gross margin by operating segment for the periods indicated:

			Gross Margin		Change
	Fiscal years ended September 30,		Fiscal years ended September 30,		Amount	Percent
(In millions)	2021	2020	2021	2020
Products & Solutions	$594	$669	59.9%	62.3%	$(75)	(11)%
Services	1,230	1,092	62.1%	60.5%	138	13%
Unallocated amounts	(174)	(181)	(1)	(1)	7	(1)
Total	$1,650	$1,580	55.5%	55.0%	$70	4%
(1)Not meaningful

Products & Solutions gross profit for fiscal 2021 was $594 million compared to $669 million for fiscal 2020. The decrease was mainly attributable to the decline in revenue described above. Products & Solutions gross margin decreased from 62.3% in fiscal 2020 to 59.9% in fiscal 2021 mainly driven by increase in cloud and partner costs, as well as an unfavorable product mix primarily due to a shift in consumption of higher margin on-premise software from a perpetual license model to a subscription model, which is reflected within our Services segment.

Services gross profit for fiscal 2021 was $1,230 million compared to $1,092 million for fiscal 2020. The increase was mainly driven by the growth in revenue described above. Services gross margin increased from 60.5% in fiscal 2020 to 62.1% in fiscal 2021 mainly due to the favorable impact of higher revenue from the Company's subscription offerings, partially offset by higher third party expenses.
Unallocated amounts for fiscal 2021 and 2020 include the amortization of technology intangibles and fair value adjustments recognized upon emergence from bankruptcy which are excluded from segment gross profit.
Operating Expenses
The following table sets forth operating expenses and the percentage of operating expenses to total revenue for the periods indicated:

			Percentage of Total Revenue		Change
	Fiscal years ended September 30,		Fiscal years ended September 30,		Amount	Percent
(In millions)	2021	2020	2021	2020
Selling, general and administrative	$1,053	$1,013	35.4%	35.3%	$40	4%
Research and development	228	207	7.7%	7.2%	21	10%
Amortization of intangible assets	159	161	5.3%	5.6%	(2)	(1)%
Impairment charges	—	624	—%	21.7%	(624)	(100)%
Restructuring charges, net	30	30	1.0%	1.0%	—	—%
Total operating expenses	$1,470	$2,035	49.4%	70.8%	$(565)	(28)%

Selling, general and administrative expenses for fiscal 2021 were $1,053 million compared to $1,013 million for fiscal 2020. The increase was primarily attributable to higher channel compensation; higher share-based compensation expense; higher costs for employee benefits; and the unfavorable impact of foreign currency exchange rates, partially offset by advisory fees incurred in prior period associated with executing the strategic partnership with RingCentral; lower expense for expected credit losses; and lower travel and facility related costs as a result of the COVID-19 pandemic.
Research and development expenses for fiscal 2021 were $228 million compared to $207 million for fiscal 2020. The increase was primarily attributable to investments in cloud technology development.
Amortization of intangible assets for fiscal 2021 was $159 million compared to $161 million for fiscal 2020.
Impairment charges for fiscal 2020 were $624 million. During fiscal 2020, the Company performed an interim impairment test of its goodwill and indefinite-lived intangible assets due to (i) the impact of the COVID-19 pandemic on the macroeconomic environment which led to revisions to the Company's long-term forecast during the second quarter of fiscal 2020 and (ii) the sustained decrease in the Company's stock price at the beginning stages of the pandemic which was caused by the resulting volatility in the financial markets. The results of the Company's interim goodwill impairment test indicated that the estimated fair value of the Company's Services reporting unit exceeded its carrying amount. The carrying amount of the Company's Products & Solutions reporting unit exceeded its estimated fair value primarily due to a reduction in the Company's long-term forecast to reflect increased risk from higher market uncertainty and the accelerated reduction of product sales related to the Company's historical on-premises perpetual licenses with a continued shift and acceleration of customers upgrading and acquiring new technology innovation through the utilization of the Company's subscription offering, which is included in the Services reporting unit. As a result, the Company recorded a goodwill impairment charge of $624 million to write down the full carrying amount of the Products & Solutions goodwill. The results of the indefinite-lived intangible asset impairment test indicated that no impairment existed. The Company performed its annual impairment test for goodwill and indefinite-lived intangible assets in fiscal 2021 and determined that no impairment existed.
Restructuring charges, net, were $30 million for both fiscal 2021 and 2020. Restructuring charges during fiscal 2021 consisted of $19 million for employee severance actions and $11 million for facility exit costs primarily in the U.S. and EMEA. Restructuring charges during fiscal 2020 consisted of $24 million for facility exit costs primarily in the U.S. and $6 million for employee severance actions in EMEA.
Operating Income
Operating income for fiscal 2021 was $180 million compared to an operating loss of $455 million for fiscal 2020. Our operating results for fiscal 2021 as compared to fiscal 2020 reflect, among other things, the following items which are described in more detail above:
•higher revenue and gross profit for fiscal 2021;

•higher selling, general and administrative expenses and research and development costs in fiscal 2021; and
•a $624 million goodwill impairment charge during fiscal 2020 with no comparable charge during fiscal 2021.
Interest Expense
Interest expense for fiscal 2021 was $222 million compared to $226 million for fiscal 2020. The decrease was mainly driven by lower debt issuance costs and lower average principal amounts outstanding in fiscal 2021 compared to fiscal 2020 as a result of the changes in the Company’s debt portfolio described in the “Liquidity and Capital Resources” section below, partially offset by higher average interest rates primarily attributable to the issuance of the Company’s Senior 6.125% First Lien Notes (the "Senior Notes") in September 2020.
Other Income, Net
Other income, net for fiscal 2021 was $44 million as compared to $63 million for fiscal 2020. The decrease was mainly driven by gains on the sale of all the Company's RingCentral shares during fiscal 2020, partially offset by a non-cash settlement gain recorded during fiscal 2021 related to the Company's other post-retirement plan; and the net impact of foreign currency gains (losses).
Provision for Income Taxes
The provision for income taxes was $15 million for fiscal 2021 compared to $62 million for fiscal 2020.
The Company's effective income tax rate for fiscal 2021 differed from the U.S. federal tax rate by 729% or $15 million principally related to deferred taxes (including losses) for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized; and certain nondeductible expenses.
The Company's effective income tax rate for fiscal 2020 differed from the U.S. federal tax rate by 31% or $192 million principally related to the goodwill impairment charge recorded in the second quarter of fiscal 2020 and deferred taxes (including losses) for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized.
Net Loss
Net loss was $13 million for fiscal 2021 compared to $680 million for fiscal 2020 as a result of the items discussed above.
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
Cash Flow Activity
The following table provides a summary of the statements of cash flows for the periods indicated:

	Fiscal years ended September 30,
(In millions)	2021	2020
Net cash provided by (used for):
Operating activities	$30	$147
Investing activities	(117)	314
Financing activities	(142)	(489)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	3
Net decrease in cash, cash equivalents, and restricted cash	(229)	(25)
Cash, cash equivalents, and restricted cash at beginning of period	731	756
Cash, cash equivalents, and restricted cash at end of period	$502	$731
Operating Activities
Cash provided by operating activities for fiscal 2021 and 2020 was $30 million and $147 million, respectively. The decrease was primarily due to higher incentive compensation payments; and the timing of customer cash payments as the Company continues its rapid transition to a cloud and subscription model, partially offset by higher advisory fees incurred in the prior year period associated with executing the strategic partnership with RingCentral; the timing of vendor payments; lower income tax payments; and lower interest payments.
Investing Activities
Cash used for investing activities for fiscal 2021 was $117 million compared to cash provided by investing activities of $314 million for fiscal 2020. The change was primarily due to proceeds in the prior year period from the sale of shares of RingCentral common stock, which were received by the Company upon entry into the strategic partnership in October 2019, partially offset by an increase in capital expenditures and an asset acquisition in fiscal 2021.
Financing Activities
Cash used for financing activities for fiscal 2021 and 2020 was $142 million and $489 million, respectively. The decrease was primarily due to lower repurchases of shares of common stock under the Company's share repurchase program; lower principal prepayments under the Term Loan Credit Agreement; higher proceeds from the Employee Stock Purchase Plan which was introduced in June 2020; and higher proceeds from the exercise of stock options, partially offset by the issuance of Series A Preferred Stock to RingCentral upon entry into the strategic partnership and higher debt issuance costs in the prior year period as a result of the issuance of the Company's Senior Notes and its Term Loan Credit Agreement refinancing in September 2020 described in more detail below.
Senior Notes Issuance
On September 25, 2020, the Company issued $1,000 million in aggregate principal amount of its Senior Notes. The Senior Notes were issued under an indenture, among the Company, the Company's subsidiaries that guaranteed the Senior Notes on the issuance date and Wilmington Trust, National Association, as trustee and notes collateral agent. The Senior Notes mature on September 15, 2028. The Company used the net proceeds from the issuance of the Senior Notes after debt issuance costs to prepay $981 million in principal amount of certain first lien term loans under its Term Loan Credit Agreement.
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
On February 24, 2021, the Company further amended the Term Loan Credit Agreement, pursuant to which the Company prepaid, replaced and refinanced all first lien term loans due December 2024 outstanding under the Term Loan Credit Agreement with $100 million in cash and $743 million in principal amount of new first lien term loans due December 2027.
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
As of September 30, 2021, the Company was in compliance with all covenants and other requirements under its debt agreements.
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
Future Cash Requirements
Our primary future cash requirements will be to fund operations, debt service, capital expenditures, benefit obligations and restructuring payments. In addition, we may use cash in the future to make strategic acquisitions or investments.
Specifically, we expect our primary cash requirements for fiscal 2022 to be as follows:
•Debt service—We expect to make payments of approximately $185 million to $190 million during fiscal 2022 in interest associated with the Term Loan Credit Agreement, Senior Notes and Convertible Notes, and fees associated with our ABL Credit Agreement. In the ordinary course of business, we may from time to time borrow and repay amounts under our ABL Credit Agreement.
•Capital expenditures—We expect to spend approximately $110 million to $115 million for capital expenditures during fiscal 2022.

•Benefit obligations—We estimate we will make payments under our pension and post-retirement benefit obligations of approximately $37 million during fiscal 2022. These payments include $26 million for our non-U.S. benefit plans, which are predominantly not pre-funded, and $11 million for salaried and represented retiree post-retirement benefits. As a result of the American Rescue Plan Act, we do not expect to make any contributions to satisfy the minimum statutory funding requirements of our U.S. qualified pension plans during fiscal 2022. See discussion in Note 15, "Benefit Obligations," to our Consolidated Financial Statements for further details.
•Restructuring payments—We expect to make payments of approximately $20 million during fiscal 2022 for employee separation costs and lease termination obligations associated with restructuring actions. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally.
In addition to the matters identified above, in the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations and proceedings relating to intellectual property, commercial, employment, environmental and regulatory matters, including but not limited to a suit filed by Solaborate Inc. and Solaborate LLC described in Note 22, “Commitments and Contingencies” to our Consolidated Financial Statements. An unfavorable resolution in this or other matters could have a material adverse effect on the Company's future cash requirements.
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
As of September 30, 2021 and 2020, our cash and cash equivalent balances held outside the U.S. were $195 million and $227 million, respectively. As of September 30, 2021, the Company’s cash and cash equivalents held outside the U.S. are not expected to be needed to be repatriated to fund the Company’s operations in the U.S. based on our expected future sources of liquidity.
Under the terms of the ABL Credit Agreement, the Company can issue letters of credit up to $150 million. At September 30, 2021, the Company had issued and outstanding letters of credit and guarantees of $37 million under the ABL Credit Agreement and had no borrowings outstanding. The aggregate additional principal amount that may be borrowed under the ABL Credit Agreement, based on the borrowing base less $37 million of outstanding letters of credit and guarantees, was $147 million at September 30, 2021.
We believe that our existing cash and cash equivalents of $498 million as of September 30, 2021, expected future cash provided by operating activities and borrowings available under the ABL Credit Agreement will be sufficient to meet our future cash requirements for at least the next twelve months from the filing of this annual report on Form 10-K. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We also believe that our financial resources, along with appropriate management of discretionary expenses, will allow us to manage the anticipated impact of COVID-19 on our business operations, and specifically our liquidity, for the foreseeable future.
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
As of September 30, 2021, Moody's Investors Service issued a corporate family rating of "B2" with a stable outlook and a rating of "B2" applicable to the Senior Notes and the Term Loan Credit Agreement.

EBITDA and Adjusted EBITDA
We present below the Company's EBITDA and Adjusted EBITDA, each of which is a non-GAAP measure.
EBITDA is defined as net income before income taxes, interest expense, interest income and depreciation and amortization and excludes the results of discontinued operations. EBITDA provides us with a measure of operating performance that excludes certain non-operating and/or non-cash expenses, which can differ significantly from company to company depending on capital structure, the tax jurisdictions in which companies operate and capital investments.
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
EBITDA and Adjusted EBITDA have limitations as analytical tools. EBITDA measures do not represent net income or cash flow from operations as those terms are defined by GAAP and do not necessarily indicate whether cash flows will be sufficient to fund cash needs. While EBITDA measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Further, Adjusted EBITDA excludes the impact of earnings or charges resulting from matters that we consider not to be indicative of our ongoing operations that still affect our net income. In particular, our formulation of Adjusted EBITDA adjusts for certain amounts that are included in calculating net income as set forth in the following table including, but not limited to, restructuring charges, impairment charges, resolution of certain legal matters and a portion of our pension costs and post-retirement benefits costs, which represents the amortization of prior service costs (credits) and actuarial (gains) losses associated with these benefits. However, these are expenses that may recur, may vary and/or may be difficult to predict.
The reconciliation of net loss, which is a GAAP measure, to EBITDA and Adjusted EBITDA, which are non-GAAP measures, is presented below for the periods indicated:

	Fiscal years ended September 30,
(In millions)	2021	2020
Net loss	$(13)	$(680)
Interest expense	222	226
Interest income	(1)	(6)
Provision for income taxes	15	62
Depreciation and amortization	425	423
EBITDA	648	25
Impact of fresh start accounting adjustments(a)	2	1
Restructuring charges(b)	28	20
Advisory fees(c)	—	40
Acquisition-related costs	3	—
Share-based compensation	55	30
Impairment of goodwill	—	624
Pension and post-retirement benefit costs	(1)	—
Gain on post-retirement plan settlement	(14)	—
Change in fair value of Emergence Date Warrants	1	3
(Gain) loss on foreign currency transactions	(3)	16
Gain on investments in equity and debt securities, net(d)	—	(49)
Adjusted EBITDA	$719	$710
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
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires the Company's management to make judgments, assumptions and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances. Actual results may differ from these estimates and such differences may be material. Note 2, "Summary of Significant Accounting Policies," to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the Company's Consolidated Financial Statements. The accounting policies and estimates below have been identified by the Company's management as those that are most critical to our financial statements as they require management to make significant judgments and estimates about inherently uncertain matters.
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
Goodwill and Indefinite-lived Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized but are subject to annual testing for impairment each July 1st, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of goodwill or an indefinite-lived intangible asset below its carrying amount. As of September 30, 2021, the Company's goodwill balance is assigned to its Services reporting unit.
Goodwill is tested for impairment at the reporting unit level. Depending on the facts and circumstances, the impairment test for goodwill can be performed using either a qualitative or quantitative approach. The qualitative approach consists of a weighting of several qualitative factors, including, but not limited to, macroeconomic conditions (including changes in interest rates and discount rates), industry and market considerations, the recent and projected financial performance of the reporting unit, changes in the Company's stock price and other relevant factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. This assessment can require significant judgments, including the estimation of future cash flows and an assessment of market and industry dependent risks. If the assessment of all relevant qualitative factors indicates that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, a quantitative goodwill impairment test is not necessary. If the assessment of all relevant qualitative factors indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will perform a quantitative goodwill impairment test. The Company has the unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing a quantitative goodwill impairment test.
The quantitative approach consists of a comparison of the fair value of a reporting unit with its carrying value, including the goodwill allocated to that reporting unit. If the carrying value of a reporting unit exceeds its fair value, the Company will recognize an impairment loss equal to the amount of the excess, limited to the amount of goodwill allocated to that reporting unit. Application of the impairment test requires estimates and judgment when determining the fair value of a reporting unit. In performing the goodwill impairment test, the Company estimates the fair value using a weighting of fair values derived from an income approach and a market approach. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, determination of our weighted average cost of capital and selection and application of multiples of operating performance measures the reporting unit's operating performance (the "Guideline Public Company Method") using current and projected operating performance results.
Changes in these estimates and assumptions could materially affect the determination of fair value and the goodwill impairment test result.
The Company performed its annual goodwill impairment test as of July 1, 2021. As permitted under Accounting Standards Codification ("ASC") 350, the Company performed a qualitative goodwill impairment assessment to determine whether it was more likely than not that the fair value of its Services reporting unit was less than its carrying amount, including goodwill. After assessing all relevant qualitative factors, the Company determined that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount and a quantitative goodwill impairment test was not necessary.
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
As of July 1, 2021, the Company performed its annual impairment test of the Avaya Trade Name and determined that its estimated fair value exceeded its carrying amount and no impairment existed.
The Company determined that no events occurred or circumstances changed during the three months ended September 30, 2021 that would indicate that it is more likely than not that its goodwill or indefinite-lived intangible asset were impaired. To the extent that business conditions deteriorate or if changes in key assumptions and estimates differ significantly from management's expectations, it may be necessary to record additional impairment charges in the future.
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
The market-related value of the Company’s plan assets for the Company’s U.S. and international pension plans and post-retirement medical plans as of the measurement date is developed using a five-year smoothing technique. First, a preliminary market-related value is calculated by adjusting the market-related value at the beginning of the year for payments to and from plan assets and the expected return on assets during the year. The expected return on assets represents the expected long-term rate of return on plan assets adjusted up to plus or minus 2% based on the actual ten-year average rate of return on plan assets. A final market-related value is determined as the preliminary market-related value, plus 20% of the difference between the actual return and expected return for each of the past five years. As a result of the partial settlement of the post-retirement life insurance in fiscal 2021, which is further described within Note 15, “Benefit Obligations,” the market-related value of the Company’s plan assets for other post-retirement life insurance plan is determined using the fair market value technique.
Salary growth and healthcare cost trend assumptions are based on the Company's historical experience and future outlook.
While the Company believes that the assumptions used in these calculations are reasonable, differences in actual experience or changes in assumptions could materially affect the expense and liabilities related to the Company's defined benefit plans. For the U.S. pension; non-U.S. pension; and post-retirement plans combined, a hypothetical 25 basis point increase or decrease in the discount rate would affect expense for fiscal 2021 by $1 million or $2 million, respectively. A hypothetical 25 basis point increase or decrease in the discount rate would change the projected benefit obligation as of September 30, 2021 by $(48) million or $50 million, respectively. A hypothetical 25 basis point change in the expected long-term rate of return would affect expense for fiscal 2021 by approximately $3 million.
Loss Contingencies
In the ordinary course of business, the Company is involved in various litigation, claims, government inquiries, investigations and proceedings, including but not limited to, those relating to intellectual property, commercial, employment, environmental indemnity and regulatory matters. The Company records accruals for loss contingencies to the extent that it has concluded that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. When a material loss contingency is reasonably possible but not probable, we do not record a liability, but instead disclose the nature and the amount of the claim, and an estimate of the loss or range of loss, if such an estimate can be made. Due to the inherent uncertainties related to these matters, significant judgment is required in the determination of the risk of loss and whether the loss is reasonably estimable. This assessment is based on our current understanding of relevant facts and circumstances, including but not limited to, the status of the legal or regulatory proceedings, the merits of its defenses and consultations with internal and external counsel to determine whether such accruals should be made or adjusted. Any accruals or revisions in estimates could have a material impact on our results of operations or financial position.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company has exposure to changing interest rates primarily under the Term Loan Credit Agreement and ABL Credit Agreement, each of which bears interest at variable rates based on LIBOR. As of September 30, 2021, the Company had interest rate swap agreements, which mature on December 15, 2022, to pay a fixed rate of 2.935% on its $1,543 million of variable rate loans outstanding (the "Swap Agreements").
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
It is management’s intention that the net notional amount of interest rate swap agreements be less than or equal to the variable rate loans outstanding during the life of the derivatives. For fiscal 2021, 2020 and 2019, the Company recognized a loss on the Swap Agreements and Forward Swap Agreements (collectively the "Swaps") of $51 million, $35 million and $10 million, respectively, which is reflected in Interest expense in the Consolidated Statements of Operations. At September 30, 2021, the Company maintained a $34 million deferred loss on the Swaps within Accumulated other comprehensive loss in the Consolidated Balance Sheets.
See Note 12, “Derivative Instruments and Hedging Activities," to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to the Company's interest rate swap agreements.
Foreign Currency Risk
Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of our non-U.S. ("foreign") operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are Euros, Canadian Dollars, British Pound Sterling, Chinese Renminbi, Indian Rupee, Australian Dollars, Japanese Yen and Brazilian Real.
Non-U.S. denominated revenue was $642 million for fiscal 2021. We estimate a 10% change in the value of the U.S. dollar relative to all foreign currencies would have affected our revenue for fiscal 2021 by $64 million.
The Company, from time-to-time, utilizes foreign currency forward contracts primarily to hedge fluctuations associated with certain monetary assets and liabilities including receivables, payables and certain intercompany balances. These foreign currency forward contracts are not designated for hedge accounting treatment. As a result, changes in the fair value of these contracts are recorded as a component of Other income, net to offset the change in the value of the underlying assets and liabilities. As of September 30, 2021, the Company maintained open foreign exchange contracts with a total notional value of $191 million, primarily hedging the British Pound Sterling, Indian Rupee, Czech Koruna and Mexican Peso. At September 30, 2021, the fair value of open foreign exchange contracts was an unrealized loss of $2 million which was recorded within Other current liabilities in the Consolidated Balance Sheet. In fiscal 2021, 2020 and 2019, the Company's gain (loss) on foreign exchange contracts was $6 million, $(1) million and $(5) million, respectively, and was recorded within Other income, net.

Item 8.	Financial Statements and Supplementary Data
Avaya Holdings Corp.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Avaya Holdings Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Avaya Holdings Corp. and its subsidiaries (the “Company”) as of September 30, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income (loss), of changes in stockholders’ equity and of cash flows for each of the three years in the period ended September 30, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition - Subscription-Based Term Software License Arrangements
As described in Note 2 to the consolidated financial statements, included in Services revenue are subscription-based offerings, which include term software license arrangements. Subscription-based term software license arrangements include multiple performance obligations, where the term licenses are recognized at the point-in-time of transfer of control of the software, with the associated software maintenance revenue recognized ratably over the contract term as the customer consumes the services. Revenue from subscription-based term software license agreements makes up a portion of the Company’s total Services revenue of $1,981 million for the year ended September 30, 2021.
The principal considerations for our determination that performing procedures relating to revenue recognition - subscription-based term software license arrangements are a critical audit matter is the high degree of auditor effort in performing procedures and evaluating audit evidence related to revenue recognition for subscription-based term software license agreements.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over subscription-based term software license arrangements. These procedures also included, among others, (i) evaluating the recognition of revenue for a sample of revenue transactions by obtaining and inspecting source documents, including sales contracts, delivery documents and cash receipts and (ii) testing the cutoff of revenue transactions.

/s/ PricewaterhouseCoopers LLP
New York, New York
November 22, 2021

We have served as the Company’s auditor since 2000.

Avaya Holdings Corp.
Consolidated Statements of Operations
(In millions, except per share amounts)

	Fiscal years ended September 30,
	2021	2020	2019
REVENUE
Products	$992	$1,073	$1,222
Services	1,981	1,800	1,665
	2,973	2,873	2,887
COSTS
Products:
Costs	398	405	442
Amortization of technology intangible assets	173	174	174
Services	752	714	696
	1,323	1,293	1,312
GROSS PROFIT	1,650	1,580	1,575
OPERATING EXPENSES
Selling, general and administrative	1,053	1,013	1,001
Research and development	228	207	204
Amortization of intangible assets	159	161	162
Impairment charges	—	624	659
Restructuring charges, net	30	30	22
	1,470	2,035	2,048
OPERATING INCOME (LOSS)	180	(455)	(473)
Interest expense	(222)	(226)	(237)
Other income, net	44	63	41
INCOME (LOSS) BEFORE INCOME TAXES	2	(618)	(669)
Provision for income taxes	(15)	(62)	(2)
NET LOSS	$(13)	$(680)	$(671)
LOSS PER SHARE
Basic	$(0.20)	$(7.45)	$(6.06)
Diluted	$(0.20)	$(7.45)	$(6.06)
Weighted average shares outstanding
Basic	84.5	92.2	110.8
Diluted	84.5	92.2	110.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Fiscal years ended September 30,
	2021	2020	2019
Net loss	$(13)	$(680)	$(671)
Other comprehensive income (loss):
Pension, post-retirement and postemployment benefit-related items, net of income taxes of $(4) for fiscal 2021; $0 for fiscal 2020; and and $29 for fiscal 2019	88	(2)	(157)
Cumulative translation adjustment	9	(39)	24
Change in interest rate swaps, net of income taxes of $(3) for fiscal 2021; $3 for fiscal 2020; and $19 for fiscal 2019	57	(31)	(58)
Other comprehensive income (loss)	154	(72)	(191)
Total comprehensive income (loss)	$141	$(752)	$(862)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Consolidated Balance Sheets
(In millions, except per share and share amounts)

	As of September 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$498	$727
Accounts receivable, net	307	275
Inventory	51	54
Contract assets, net	518	296
Contract costs	117	115
Other current assets	100	112
TOTAL CURRENT ASSETS	1,591	1,579
Property, plant and equipment, net	295	268
Deferred income taxes, net	40	31
Intangible assets, net	2,235	2,556
Goodwill	1,480	1,478
Operating lease right-of-use assets	135	160
Other assets	209	159
TOTAL ASSETS	$5,985	$6,231
LIABILITIES
Current liabilities:
Accounts payable	$295	$242
Payroll and benefit obligations	193	198
Contract liabilities	360	446
Operating lease liabilities	49	49
Business restructuring reserves	19	21
Other current liabilities	181	181
TOTAL CURRENT LIABILITIES	1,097	1,137
Non-current liabilities:
Long-term debt	2,813	2,886
Pension obligations	648	749
Other post-retirement obligations	153	215
Deferred income taxes, net	53	38
Contract liabilities	305	373
Operating lease liabilities	102	129
Business restructuring reserves	25	28
Other liabilities	267	312
TOTAL NON-CURRENT LIABILITIES	4,366	4,730
TOTAL LIABILITIES	5,463	5,867
Commitments and contingencies (Note 22)
Preferred stock, $0.01 par value; 55,000,000 shares authorized at September 30, 2021 and 2020
Convertible series A preferred stock; 125,000 shares issued and outstanding at September 30, 2021 and 2020	130	128
STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; 550,000,000 shares authorized; 84,115,602 shares issued and outstanding at September 30, 2021; and 83,278,383 shares issued and outstanding at September 30, 2020	1	1
Additional paid-in capital	1,467	1,449
Accumulated deficit	(985)	(969)
Accumulated other comprehensive loss	(91)	(245)
TOTAL STOCKHOLDERS' EQUITY	392	236
TOTAL LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY	$5,985	$6,231

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Consolidated Statements of Changes in Stockholders' Equity
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Par Value
Balance as of September 30, 2018	110.2	$1	$1,745	$287	$18	$2,051
Issuance of common stock under the equity incentive plan	1.3					—
Shares repurchased and retired for tax withholding on vesting of restricted stock units	(0.5)		(9)			(9)
Share-based compensation expense			25			25
Adjustment for adoption of new accounting standard (Note 2)				95		95
Net loss				(671)		(671)
Other comprehensive loss					(191)	(191)
Balance as of September 30, 2019	111.0	$1	$1,761	$(289)	$(173)	$1,300
Issuance of common stock under the equity incentive plan	1.5					—
Issuance of common stock under the employee stock purchase plan	0.2		2			2
Shares repurchased and retired for tax withholding on vesting of restricted stock units	(0.5)		(7)			(7)
Shares repurchased and retired under share repurchase program	(28.9)		(330)			(330)
Share-based compensation expense			30			30
Accretion of preferred stock to redemption value			(4)			(4)
Preferred stock dividends accrued			(3)			(3)
Net loss				(680)		(680)
Other comprehensive loss					(72)	(72)
Balance as of September 30, 2020	83.3	$1	$1,449	$(969)	$(245)	$236
Issuance of common stock under the equity incentive plan	2.1		8			8
Issuance of common stock under the employee stock purchase plan	0.8		13			13
Shares repurchased and retired for tax withholding on vesting of restricted stock units	(0.6)		(12)			(12)
Shares repurchased and retired under share repurchase program	(1.5)		(37)			(37)
Share-based compensation expense			50			50
Preferred stock dividends accrued, $2 million, and paid, $2 million			(4)			(4)
Adjustment for adoption of new accounting standard (Note 3)				(3)		(3)
Net loss				(13)		(13)
Other comprehensive income					154	154
Balance as of September 30, 2021	84.1	$1	$1,467	$(985)	$(91)	$392
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Consolidated Statements of Cash Flows
(In millions)

	Fiscal years ended September 30,
	2021	2020	2019
OPERATING ACTIVITIES:
Net loss	$(13)	$(680)	$(671)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	425	423	443
Share-based compensation	55	30	25
Amortization of debt discount and issuance costs	26	23	22
Loss on extinguishment of debt	1	7	—
Deferred income taxes, net	(5)	(29)	(54)
Impairment charges	—	624	659
Gain on post-retirement plan settlement	(14)	—	—
Change in fair value of emergence date warrants	1	3	(29)
Unrealized loss on foreign currency transactions	6	24	9
Impairment of debt securities	—	10	—
Realized gain on sale of equity securities	—	(59)	—
Other non-cash (credits) charges, net	(1)	(9)	7
Changes in operating assets and liabilities:
Accounts receivable	(29)	37	58
Inventory	1	8	(7)
Operating lease right-of-use assets and liabilities	(2)	13	—
Contract assets	(240)	(166)	(122)
Contract costs	(15)	5	(13)
Accounts payable	53	(48)	24
Payroll and benefit obligations	(56)	46	(73)
Business restructuring reserves	(5)	(19)	(25)
Contract liabilities	(161)	(71)	35
Other assets and liabilities	3	(25)	(47)
NET CASH PROVIDED BY OPERATING ACTIVITIES	30	147	241
INVESTING ACTIVITIES:
Capital expenditures	(106)	(98)	(113)
Proceeds from sale of marketable securities	—	412	—
Asset acquisition, net of cash received	(7)	—	—
Investment in debt securities	—	—	(10)
Other investing activities, net	(4)	—	(1)
NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(117)	314	(124)
FINANCING ACTIVITIES:
Shares repurchased under share repurchase program	(37)	(330)	—
Proceeds from issuance of Series A Preferred Stock, net of issuance costs of $4	—	121	—
Repayment of Term Loan Credit Agreement due to refinancing	(743)	(1,643)	—
Proceeds from Term Loan Credit Agreement due to refinancing	743	1,627	—
Repayment of Term Loan Credit Agreement	(100)	(1,231)	(29)
Proceeds from issuance of senior notes	—	1,000	—
Debt issuance costs	(2)	(14)	—
Principal payments for financing leases	(11)	(10)	(14)
Payments for other financing arrangements	(2)	—	—
Proceeds from other financing arrangements	3	—	—
Payment of acquisition-related contingent consideration	—	(5)	(9)
Proceeds from Employee Stock Purchase Plan	13	3	—
Proceeds from exercises of stock options	8	—	—
Preferred stock dividends paid	(2)	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(12)	(7)	(9)
NET CASH USED FOR FINANCING ACTIVITIES	(142)	(489)	(61)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	3	(4)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(229)	(25)	52
Cash, cash equivalents, and restricted cash at beginning of period	731	756	704
Cash, cash equivalents, and restricted cash at end of period	$502	$731	$756
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
Out-of-period Adjustment
During fiscal 2021, the Company identified errors in its system configuration and interfaces that impacted the recognition of revenue for previously satisfied performance obligations subsequent to the adoption of Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers" ("ASC 606") on October 1, 2018. These errors resulted in an understatement of Revenue by $3 million and $5 million in the Consolidated Statements of Operations for fiscal 2020 and 2019, respectively, an understatement of contract assets of $2 million and an overstatement of contract liabilities of $13 million as of September 30, 2020 and an understatement of opening Retained earnings upon adoption of ASC 606 of $7 million. The Company concluded that the errors were not material to any prior period financial statements and the correction of the errors was not material to the current year financial statements. The cumulative effect of the errors was corrected during fiscal 2021, resulting in an increase to Revenue and Provision for income taxes and a decrease to Net loss of $15 million, $2 million and $13 million, respectively. The errors predominantly impacted the Products and Solutions operating segment.
2. Summary of Significant Accounting Policies
Use of Estimates
Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. The Company uses estimates to assess expected credit losses on its financial assets, sales returns and allowances, the use and recoverability of inventory, the realization of deferred tax assets, annual effective tax rate, the recoverability of long-lived assets, useful lives and impairment of tangible and intangible assets including goodwill, business restructuring reserves, pension and post-retirement benefit costs, the fair value of assets and liabilities in business combinations and the amount of exposure from potential loss contingencies, among others. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the Consolidated Financial Statements in the period they are determined to be necessary. Actual results could differ from these estimates. The spread of COVID-19 and the actions required to mitigate its impact have created substantial disruption to the global economy, which may affect management's estimates and assumptions, in particular those that require a projection of our financial results, our cash flows or broader economic conditions. The COVID-19 pandemic did not have a material impact on the Company's operating results during fiscal 2021.
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
On October 1, 2018, the Company adopted ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". This standard superseded most of the previous revenue recognition guidance under GAAP and is intended to improve and converge with international standards the financial reporting requirements for revenue recognition. The Company adopted ASC 606 using the modified retrospective transition method applied to all open contracts with customers that were not completed as of September 30, 2018. On October 1, 2018, the Company recorded a net increase to the opening Retained earnings balance of $95 million, net of tax, due to the cumulative impact of adopting ASC 606.
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
ACO
Avaya Cloud Office by RingCentral or “ACO” combines RingCentral's UCaaS platform with Avaya technology, services and migration capabilities to create a differentiated UCaaS offering. These services are accounted for as two distinct performance obligations, one being a licensing component that is generally recognized at the point-in-time the software is made available to the customer, and the second being associated support services which represents a stand-ready obligation whereby the revenues are generally recognized ratably over the contract term. The Company’s ACO solution is provided through both direct and indirect channels. Contracts typically have terms that range from one to five years.
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
Support Services
The Company’s support services provide supplemental maintenance options to end-users in support of the Company’s products and solutions, including when and if available upgrade rights and maintenance for hardware. These services are typically accounted for as distinct performance obligations. Given that support services consist of a series of distinct promises that are satisfied over time in the form of a single performance obligation comprised of a stand-ready obligation, these services are generally recognized ratably over the period during which the services are performed as customers simultaneously consume and receive benefits. Maintenance contracts typically have terms that range from one to five years.

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
The Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for its products. The inability of a contract manufacturer or supplier to fulfill supply requirements of the Company could materially impact future operating results. The Company's largest distributor is also its largest customer and represented 7% and 8% of the Company's total annual consolidated revenue for fiscal 2021 and 2020, respectively. At September 30, 2021 and 2020, one distributor accounted for approximately 6% and 9% of accounts receivable, respectively.
Accounts Receivable, Contract Assets and Allowance for Credit Losses
The Company recognizes a contract asset when it transfers products and services to a customer in advance of scheduled billings. Contract assets decrease when the Company invoices the customer or the right to receive consideration is unconditional. Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional. Accounts receivable and contract assets are recorded net of allowances and provisions for credit losses. The Company performs ongoing credit evaluations of its customers and generally does not require collateral from its customers.
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
Contract Costs
The Company capitalizes direct and incremental costs incurred to obtain and to fulfill a contract in advance of revenue recognition, such as sales commissions, business partner incentives and certain labor, third party service and related product costs. These costs are recognized as an asset if the Company expects to recover them. Sales commissions incurred to obtain a contract are amortized using the portfolio approach over the average term of the customer contracts, which corresponds to the period of benefit. Business partner incentives incurred to obtain a contract are recognized consistent with the transfer to the customer of the underlying performance obligations based on the specific contracts to which they relate. Costs incurred to obtain a contract with an amortization period of one year or less are expensed as incurred in accordance with the prescribed practical expedient. Contract fulfillment costs are recognized consistent with the transfer to the customer of the underlying performance obligations based on the specific contracts to which they relate.
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
Research and Development Costs
Research and development costs are charged to expense as incurred. The costs incurred for the development of communications software that will be sold, leased or otherwise marketed, however, are capitalized when technological feasibility has been established in accordance with FASB Accounting Standards Codification ("ASC") Topic 985, "Software". The Company has continued to leverage agile development methodologies, which are characterized by a more dynamic development process with more frequent revisions to a product releases' features and functions as the software is being developed with technological feasibility being met shortly before the product revision is made generally available. As such, no amounts were capitalized for internally developed software costs in the Company's Consolidated Financial Statements during fiscal 2021, 2020 and 2019.
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
The Company capitalizes costs associated with software developed or obtained for internal use when the preliminary project stage is completed and it is determined that the software will provide enhanced capabilities. Internal use software is amortized on a straight-line basis over the estimated useful lives of the assets, which range from three to ten years. Costs capitalized include payroll and related benefits, third party development fees and acquired software and licenses. General and administrative costs, overhead, maintenance and training, and the cost of the software that does not add functionality to existing systems, are expensed as incurred. The Company had unamortized internal use software costs included in Property, Plant and Equipment, net in the Consolidated Balance Sheets of $115 million and $91 million as of September 30, 2021 and 2020, respectively. Depreciation expense related to internal use software recognized in the Consolidated Statements of Operations for fiscal 2021, 2020 and 2019 was $26 million, $27 million and $39 million, respectively.
Cloud Computing Arrangement Implementation Costs
The Company periodically enters into cloud computing arrangements to access and use third-party software in support of its operations. The Company assesses its cloud computing arrangements with vendors to determine whether the contract meets the definition of a service contract or software license. For cloud computing arrangements that meet the definition of a service contract, the Company capitalizes implementation costs incurred during the application development stage as a prepaid expense and amortizes the costs on a straight-line basis over the term of the contract. Costs related to data conversion, training and other maintenance activities are expensed as incurred. Implementation costs for cloud computing arrangements that meet the definition of a software license are accounted for consistent with software developed or obtained for internal use as detailed above.
Acquisition Accounting
The Company accounts for business combinations using the acquisition method, which requires an allocation of the purchase price of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Goodwill represents the excess of the purchase price over the net tangible and intangible assets acquired.
Goodwill
Goodwill is not amortized but is subject to periodic testing for impairment in accordance with FASB ASC Topic 350, "Intangibles-Goodwill and Other" ("ASC 350") at the reporting unit level. The Company's reporting units, which are the same as its operating segments, are subject to impairment testing annually, on July 1st, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company's goodwill was primarily recorded upon emergence from bankruptcy as a result of applying fresh start accounting.
ASC 350 provides the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company has the unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing a quantitative goodwill impairment test. If the assessment of all relevant qualitative factors indicates that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, a quantitative goodwill impairment test is not necessary. If the assessment of all relevant qualitative factors indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will perform a quantitative goodwill impairment test. The quantitative impairment test for goodwill consists of a comparison of the fair value of a reporting unit with its carrying value, including the goodwill allocated to that reporting unit. If the carrying value of a reporting unit exceeds its fair value, the Company will recognize an impairment loss equal to the amount of the excess, limited to the amount of goodwill allocated to that reporting unit. Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units and the determination of fair value of each reporting unit. In performing the quantitative goodwill impairment test, the Company estimates the fair value of each reporting unit using a weighting of fair values derived from an income approach and a market approach.
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
Intangible and Long-lived Assets
Intangible assets include technology and patents, customer relationships and trademarks and trade names. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from 4 to 19 years.
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
Amortizable technology and patents have useful lives that range between 4 and 10 years with a weighted average remaining useful life of 2.3 years. Customer relationships have useful lives that range between 7 and 19 years with a weighted average remaining useful life of 11.0 years. Amortizable product trade names have useful lives of 10 years with a weighted average remaining useful life of 6.2 years. The Avaya Trade Name is expected to generate cash flows indefinitely and, consequently, this asset is classified as an indefinite-lived intangible and is therefore not amortized.
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

The market-related value of the Company’s plan assets for the Company’s U.S. and international pension plans and post-retirement medical plans is developed using a five-year smoothing technique as of the measurement date. First, a preliminary market-related value is calculated by adjusting the market-related value at the beginning of the year for payments to and from plan assets and the expected return on assets during the year. The expected return on assets represents the expected long-term rate of return on plan assets adjusted up to plus or minus 2% based on the actual ten-year average rate of return on plan assets. A final market-related value is determined as the preliminary market-related value, plus 20% of the difference between the actual return and expected return for each of the past five years. As a result of the partial settlement of the post-retirement life insurance in fiscal 2021, which is further described within Note 15, “Benefit Obligations,” the market-related value of the Company’s plan assets for other post-retirement life insurance plan is determined using the fair market value technique.
The plans use different factors based on plan provisions and participant census data, including years of service, eligible compensation and age, to determine the benefit amount for eligible participants. The Company funds its U.S. pension plans in compliance with applicable laws.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs were $47 million, $42 million and $39 million for fiscal 2021, 2020 and 2019, respectively.
Share-based Compensation
The Company accounts for share-based compensation in accordance with FASB Topic ASC 718, "Compensation-Stock Compensation," which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors including stock options, restricted stock, restricted stock units, performance awards and other forms of awards granted or denominated in shares of the Company’s common stock, as well as certain cash-based awards. The Company uses the Black-Scholes-Merton option pricing model ("Black-Scholes") to calculate the fair value of stock options and warrants to purchase common stock. The Company accounts for forfeitures as incurred.
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
The FASB has published guidance (Topic 740, No. 5) for the Global Intangible Low-Taxed Income ("GILTI") provisions included in the Tax Cuts and Jobs Act which states that a company may make a policy decision with respect to the accounting for taxes related to GILTI and whether deferred taxes should be established. The Company's accounting policy is to account for any taxes associated with GILTI as a period cost.

Earnings (Loss) Per Share
The Company uses the two-class method to calculate basic and diluted earnings (loss) per share as its Series A Preferred Stock are participating securities. Under the two-class method, undistributed earnings are allocated to common stock and participating securities according to their respective participating rights in undistributed earnings, as if all the earnings for the period had been distributed. Basic earnings (loss) per common share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Net income (loss) attributable to common stockholders is reduced for preferred stock dividends earned and accretion recognized during the period. No allocation of undistributed earnings to preferred shares is performed for periods with net losses as such securities do not have a contractual obligation to share in the losses of the Company. Diluted earnings (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding plus potentially dilutive common shares.
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
The Company translates the income and expense of non-U.S. dollar functional currency subsidiaries into U.S. dollars using an average rate for the period.
Translation gains or losses related to net assets located outside the U.S. are shown as a component of Accumulated other comprehensive loss in the Consolidated Balance Sheets. Gains and losses resulting from foreign currency transactions, which are denominated in currencies other than the functional currency, are included in Other income, net in the Consolidated Statements of Operations.
3. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The amendments also improve consistent application of and simplify GAAP for other areas of ASC 740 by clarifying and amending existing guidance. The Company early adopted this standard as of October 1, 2020. The adoption of this standard did not have a material impact on the Company's Consolidated Financial Statements.
In August 2018, the FASB issued ASU No. 2018-15, "Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract." This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted this standard as of October 1, 2020 on a prospective basis. The adoption of this standard did not have a material impact on the Company's Consolidated Financial Statements, however, the future impact of the standard will depend on the nature of future transactions within its scope.
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
Recent Standards Not Yet Effective
In August 2020, the FASB issued ASU No. 2020-06, "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity." This standard simplifies the accounting for convertible instruments and the application of the derivatives scope exception for contracts in an entity's own equity. The standard also amends the accounting for convertible instruments in the diluted earnings per share calculation and requires enhanced disclosures of convertible instruments and contracts in an entity's own equity. This standard is effective for the Company in the first quarter of fiscal 2023. The adoption may be applied on a modified or fully retrospective basis. An entity may also irrevocably elect the fair value option in accordance with ASC 825 for any financial instrument that is a convertible security upon adoption of this standard. The Company is currently assessing the impact the new guidance will have on its Consolidated Financial Statements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This standard requires contract assets and contract liabilities acquired in a business combination to be recognized in accordance with Topic 606 as if the acquirer had originated the contracts. This standard is effective for the Company in the first quarter of fiscal 2024, with early adoption permitted. The Company is currently assessing the impact the new guidance will have on its Consolidated Financial Statements.
4. Contracts with Customers
Disaggregation of Revenue
The following tables provide the Company's disaggregated revenue for the periods presented:

	Fiscal years ended September 30,
(In millions)	2021	2020	2019
Revenue:
Products & Solutions	$992	$1,074	$1,228
Services	1,982	1,805	1,680
Unallocated Amounts	(1)	(6)	(21)
Total revenue	$2,973	$2,873	$2,887

	Fiscal year ended September 30, 2021
(In millions)	Products & Solutions	Services	Unallocated	Total
Revenue:
U.S.	$492	$1,212	$—	$1,704
International:
Europe, Middle East and Africa	309	424	(1)	732
Asia Pacific	110	187	—	297
Americas International - Canada and Latin America	81	159	—	240
Total International	500	770	(1)	1,269
Total revenue	$992	$1,982	$(1)	$2,973

	Fiscal year ended September 30, 2020
(In millions)	Products & Solutions	Services	Unallocated	Total
Revenue:
U.S.	$546	$1,097	$(3)	$1,640
International:
Europe, Middle East and Africa	327	389	(2)	714
Asia Pacific	122	175	(1)	296
Americas International - Canada and Latin America	79	144	—	223
Total International	528	708	(3)	1,233
Total revenue	$1,074	$1,805	$(6)	$2,873

	Fiscal year ended September 30, 2019
(In millions)	Products & Solutions	Services	Unallocated	Total
Revenue:
U.S.	$585	$981	$(13)	$1,553
International:
Europe, Middle East and Africa	381	375	(3)	753
Asia Pacific	155	175	(3)	327
Americas International - Canada and Latin America	107	149	(2)	254
Total International	643	699	(8)	1,334
Total revenue	$1,228	$1,680	$(21)	$2,887
Unallocated amounts represent the fair value adjustment to deferred revenue recognized upon the Company's emergence from bankruptcy in December 2017 and excluded from segment revenue.
Transaction Price Allocated to the Remaining Performance Obligations
The transaction price allocated to remaining performance obligations that were wholly or partially unsatisfied as of September 30, 2021 was $2.3 billion, of which 54% and 26% is expected to be recognized within 12 months and 13-24 months, respectively, with the remaining balance expected to be recognized thereafter. This excludes amounts for remaining performance obligations that are (1) for contracts recognized over time using the "right to invoice" practical expedient, (2) related to sales or usage based royalties promised in exchange for a license of intellectual property and (3) related to variable consideration allocated entirely to a wholly unsatisfied performance obligation.

Contract Balances
The following table provides information about accounts receivable, contract assets, contract costs and contract liabilities for the periods presented:

	As of September 30,
(In millions)	2021	2020	Increase (Decrease)
Accounts receivable, net	$307	$275	$32

Contract assets, net:
Current	$518	$296	$222
Non-current (Other assets)	88	71	17
	$606	$367	$239

Cost of obtaining a contract:
Current (Contract costs)	$89	$92	$(3)
Non-current (Other assets)	53	40	13
	$142	$132	$10

Cost to fulfill a contract:
Current (Contract costs)	$28	$23	$5

Contract liabilities:
Current	$360	$446	$(86)
Non-current	305	373	(68)
	$665	$819	$(154)
The increase in Contract assets was mainly driven by growth in the Company's subscription offerings. The decrease in Contract liabilities was mainly driven by planned declines in hardware maintenance and software support services as customers continue to transition to the Company's subscription offerings. The decrease was also driven by revenue earned from the consideration advance received in connection with the strategic partnership with RingCentral, Inc. ("RingCentral") as discussed in Note 6, "Strategic Partnership." The Company did not record any asset impairment charges related to contract assets during fiscal 2021, 2020 and 2019.
During fiscal 2021, 2020 and 2019, the Company recognized revenue of $552 million, $546 million and $537 million that had been previously recorded as a Contract liability as of October 1, 2020, 2019 and 2018, respectively. During fiscal 2021 and 2020, the Company recognized a net increase (decrease) to revenue of $5 million and $(1) million for performance obligations that were satisfied, or partially satisfied, in prior periods, respectively. In addition, revenue for fiscal 2021 also includes a $15 million out-of-period adjustment to record revenue for certain performance obligations satisfied in prior periods as described in further detail within Note 1 "Background and Basis of Presentation". During fiscal 2019, no adjustments were recorded to revenue related to performance obligations that were satisfied in prior periods.
Contract Costs
The following table provides information regarding the location and amount for amortization of costs to obtain and costs to fulfill customer contracts recognized in the Company's Consolidated Statements of Operations for the periods presented:

	Fiscal years ended September 30,
(In millions)	2021	2020	2019
Costs to obtain customer contracts:
Selling, general and administrative	$189	$152	$100
Revenue	11	4	3
Total Amortization	$200	$156	$103

Costs to fulfill customer contracts:
Costs	$29	$48	$50
Revenue	—	4	—
Total Amortization	$29	$52	$50
Allowance for Credit Losses
The following table presents the change in the allowance for credit losses by portfolio segment for the period indicated:

	Accounts Receivable(1)	Short-term Contract Assets(2)	Long-term Contract Assets(3)	Total
Allowance for credit loss as of September 30, 2020	$7	$—	$—	$7
Adjustment to retained earnings upon adoption	1	1	1	3
Adjustment to credit loss provision	(4)	—	—	(4)
Allowance for credit loss as of September 30, 2021	$4	$1	$1	$6
(1)Recorded within Accounts receivable, net on the Consolidated Balance Sheets.
(2)Recorded within Contract assets, net on the Consolidated Balance Sheets.
(3)Recorded within Other assets on the Consolidated Balance Sheets.
5. Leases
The following table details the components of net lease expense for the periods indicated:

	Fiscal years ended September 30,
(In millions)	2021	2020
Operating lease cost (1)	$58	$67
Short-term lease cost (1)	5	5
Variable lease cost (1)(2)	14	17
Finance lease amortization of right-of-use assets (1)	6	4
Sublease income (3)	(1)	(5)
Total lease cost	$82	$88
(1)Allocated between Cost of products and services, and Operating expenses.
(2)Includes real estate taxes and other charges for non-lease services payable to lessors and recognized in the period incurred.
(3)Included in Other income, net.

The Company's right-of-use assets and lease liabilities for financing leases are included in the Consolidated Balance Sheets as follows:

	As of September 30,
(In millions)	2021	2020
ASSETS
Property, plant and equipment, net	$25	$12

LIABILITIES
Other current liabilities	$7	$8
Other liabilities	$19	$9

The following table summarizes the weighted average remaining lease term and weighted average interest rate for the Company's operating and financing leases for the periods indicated:

	As of September 30,
	2021	2020
Weighted average remaining lease term
Operating Leases	4.1 years	4.5 years
Financing Leases	3.9 years	2.7 years

Weighted average interest rate
Operating Leases	5.7%	6.1%
Financing Leases	4.6%	5.4%
The following table presents the maturities of lease payments for the Company's operating and financing leases as of September 30, 2021 (by fiscal year):

(In millions)	Operating Leases	Financing Leases
2022	$56	$8
2023	41	7
2024	29	6
2025	17	4
2026	11	3
2027 and thereafter	15	—
Total lease payments	169	28
Less: imputed interest	(18)	(2)
Total lease liability	$151	$26

6. Strategic Partnership
On October 3, 2019, the Company entered into certain agreements that establish the framework for the Company's strategic partnership with RingCentral, a leading provider of global enterprise cloud communications, video meetings, collaboration and contact center ("CC") solutions, to accelerate the Company's transition to the cloud. Through this partnership, the Company introduced Avaya Cloud Office by RingCentral ("ACO"), a new global unified communications as a service ("UCaaS") solution. The transaction closed on October 31, 2019 and ACO was launched on March 31, 2020.
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
As part of the strategic partnership, the Company and RingCentral also entered into an agreement governing the terms of the commercial arrangement between the parties (the "Framework Agreement"). In accordance with the Framework Agreement, RingCentral paid Avaya $375 million, predominantly for future fees ("the Consideration Advance"), as well as for certain licensing rights. The $375 million payment consisted of $361 million in shares of RingCentral common stock and $14 million in cash. During fiscal 2020, the Company sold all of its shares of RingCentral common stock and recognized a gain of $59 million within Other income (expense), net in the Consolidated Statements of Operations.
In accordance with the Framework Agreement, any outstanding Consideration Advance shall be returned to RingCentral in tranches during fiscal 2025. Furthermore, beginning in fiscal 2024, RingCentral shall have the right, but not the obligation, to convert a portion of the outstanding Consideration Advance, if any, into shares of either the Company’s Series A 3% Convertible Preferred Stock or the Company’s common stock. The Company has the intent and ability to repay outstanding amounts, if any, in cash prior to its conversion.
7. Goodwill
The changes in the carrying amount of goodwill by segment for the periods indicated were as follows:

(In millions)	Products & Solutions	Services	Total
Balance as of September 30, 2019
Cost	$1,282	$1,478	$2,760
Accumulated impairment charges	(657)	—	(657)
	625	1,478	2,103

Impairment charges	(624)	—	(624)
Foreign currency fluctuations	(1)	1	—
Other	—	(1)	(1)
Balance as of September 30, 2020
Cost	1,281	1,478	2,759
Accumulated impairment charges	(1,281)	—	(1,281)
	—	1,478	1,478

Foreign currency fluctuations	—	2	2
Balance as of September 30, 2021
Cost	1,281	1,480	2,761
Accumulated impairment charges	(1,281)	—	(1,281)
	$—	$1,480	$1,480
Fiscal 2021
The Company performed its annual goodwill impairment test on July 1, 2021. As permitted under ASC 350, the Company performed a qualitative goodwill impairment assessment to determine whether it was more likely than not that the fair value of its Services reporting unit was less than its carrying amount, including goodwill. After assessing all relevant qualitative factors, the Company determined that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount and a quantitative goodwill impairment test was not necessary.
The Company determined that no events occurred or circumstances changed during the three months ended September 30, 2021 that would indicate that it is more likely than not that its goodwill was impaired. To the extent that business conditions deteriorate or if changes in key assumptions and estimates differ significantly from management's expectations, it may be necessary to record impairment charges in the future.
Fiscal 2020
During the first quarter of fiscal 2020, the Company changed its reporting units to align with changes in its organizational structure. As a result, on October 1, 2019, the Company consolidated its Unified Communication and Collaboration ("UCC") and Contact Center ("CC") reporting units into a Products & Solutions reporting unit and consolidated its Global Support Services ("GSS"), Avaya Professional Services ("APS") and Enterprise Cloud and Managed Services ("ECMS") reporting units into a Services reporting unit. As a result of these changes, the Company's reporting units are the same as its operating segments which are described in Note 19, "Operating Segments." Due to the consolidation of reporting units, the Company performed an interim goodwill impairment assessment immediately before and after the consolidation on October 1, 2019 by estimating and comparing the fair value of each reporting unit to its carrying value. The Company determined that the carrying amounts of each of the Company's reporting units did not exceed their estimated fair values and therefore no impairment existed as of October 1, 2019.
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

The results of the Company’s interim goodwill impairment test as of March 31, 2020 indicated that the estimated fair value of the Company’s Services reporting unit exceeded its carrying amount. The carrying amount of the Company's Products & Solutions reporting unit exceeded its estimated fair value primarily due to a reduction in the Company’s long-term forecast to reflect increased risk from higher market uncertainty and the accelerated reduction of product sales related to the Company’s historical on-premises perpetual licenses with a continued shift and acceleration of customers upgrading and acquiring new technology through the utilization of the Company’s subscription offering, which is included in the Services reporting unit. As a result, the Company recorded a goodwill impairment charge of $624 million to write down the full carrying amount of the Products & Solutions goodwill in the Consolidated Statement of Operations.
The Company performed its annual goodwill impairment test as of July 1, 2020 and determined that the remaining carrying amount of its goodwill was not impaired.
Fiscal 2019
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
8. Intangible Assets, net
The Company's intangible assets consist of the following for the periods indicated:

(In millions)	Technology and Patents	Customer Relationships and Other Intangibles	Trademarks and Trade Names	Total
Balance as of September 30, 2021
Finite-lived intangible assets:
Cost	$971	$2,154	$42	$3,167
Accumulated amortization	(656)	(588)	(21)	(1,265)
Finite-lived intangible assets, net	315	1,566	21	1,902
Indefinite-lived intangible assets	—	—	333	333
Intangible assets, net	$315	$1,566	$354	$2,235

Balance as of September 30, 2020
Finite-lived intangible assets:
Cost	$961	$2,153	$42	$3,156
Accumulated amortization	(482)	(433)	(18)	(933)
Finite-lived intangible assets, net	479	1,720	24	2,223
Indefinite-lived intangible assets	—	—	333	333
Intangible assets, net	$479	$1,720	$357	$2,556
Amortization expense for fiscal 2021, 2020 and 2019 was $332 million, $335 million and $336 million, respectively.

Future amortization expense of intangible assets as of September 30, 2021 for the fiscal years ending September 30, is as follows:

(In millions)
2022	$306
2023	289
2024	187
2025	162
2026 and thereafter	958
Total	$1,902
Fiscal 2021
At July 1, 2021, the Company performed its annual impairment test for its indefinite-lived intangible asset, the Avaya Trade name, and determined that its estimated fair value exceeded its carrying value and no impairment existed.
The Company determined that no events occurred or circumstances changed during fiscal 2021 that would indicate that its finite-lived intangible assets may not be recoverable or that it is more likely than not that its indefinite-lived intangible asset was impaired. To the extent that business conditions deteriorate or if changes in key assumptions and estimates differ significantly from management's expectations, it may be necessary to record impairment charges in the future.
Fiscal 2020
As a result of the goodwill triggering event described in Note 7, "Goodwill", the Company performed a recoverability test on all of its finite-lived asset groups as of March 31, 2020 before proceeding to the goodwill impairment review and concluded that no impairment charge was necessary. The Company also performed an interim quantitative impairment test for the Avaya Trade Name, as of March 31, 2020 and determined that its estimated fair value exceeded its carrying value and no impairment existed.
At July 1, 2020, the Company performed its annual impairment test of the Avaya Trade Name and determined that its estimated fair value exceeded its carrying amount and no impairment existed.
Fiscal 2019
During fiscal 2019, the Company elected to abandon an in-process research and development project that no longer aligned with the Company's technology roadmap. As a result, the Company recorded an impairment charge of $2 million to write down the full carrying amount of the project within the Impairment charges line item in the Consolidated Statements of Operations.
As a result of the triggering event described in "Note 7, Goodwill", the Company performed a recoverability test on all of its finite-lived asset groups as of June 30, 2019 before proceeding to the goodwill impairment review and concluded that no impairment charge was necessary. The Company also performed an interim quantitative impairment test for the Avaya Trade Name as of June 30, 2019 and determined that its estimated fair value exceeded its carrying value and no impairment existed.
At July 1, 2019, the Company performed its annual impairment test of the Avaya Trade Name and determined that its estimated fair value exceeded its carrying amount and no impairment existed.

9. Supplementary Financial Information
Consolidated Statements of Operations Information
The following table presents a summary of depreciation and amortization and Other income, net for the periods indicated:

	Fiscal years ended September 30,
(In millions)	2021	2020	2019
DEPRECIATION AND AMORTIZATION
Amortization of intangible assets (included in Costs and Operating expenses)	$332	$335	$336
Depreciation and amortization of property, plant and equipment and internal use software (included in Costs and Operating expenses)	93	88	107
Total depreciation and amortization	$425	$423	$443

OTHER INCOME, NET
Interest income	$1	$6	$14
Foreign currency gains (losses), net	3	(16)	(8)
Gain on investments in equity and debt securities, net	—	49	—
Gain on post-retirement plan settlement	14	—	—
Other pension and post-retirement benefit credits, net	29	22	7
Change in fair value of Emergence Date Warrants	(1)	(3)	29
Sublease income	1	5	—
Other, net	(3)	—	(1)
Total other income, net	$44	$63	$41
The gain on investments in equity and debt securities, net for fiscal 2020 includes a gain on shares of RingCentral common stock of $59 million. See Note 6, “Strategic Partnership” for additional details. The gain is partially offset by a $10 million impairment of debt securities mainly driven by a decline in the macroeconomic environment due to the COVID-19 pandemic and a decline in the expected operating results and cash flows for the investment company.
The gain on post-retirement plan settlement for fiscal 2021 is further described in Note 15, "Benefit Obligations."
Consolidated Balance Sheet Information

	Fiscal years ended September 30,
(In millions)	2021	2020	2019
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts Receivable:
Balance at beginning of period	(1)	$4	$2
Increase in expense	(1)	5	2
Reductions	(1)	(2)	—
Balance at end of period		$7	$4
Deferred Tax Asset Valuation Allowance:
Balance at beginning of period	$1,053	$928	$919
Increase in expense	19	58	43
Additions (reductions)	(54)	67	(34)
Balance at end of period	$1,018	$1,053	$928
(1)On October 1, 2020, the Company adopted ASU No. 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" which requires the Company to record an estimate of expected credit losses for certain types of financial instruments, including accounts receivable. As a result, the Company no longer records an allowance for doubtful accounts receivable. See Note 4, "Contracts with Customers" for a roll forward of the Company's allowance for credit losses for fiscal 2021.

	As of September 30,
(In millions)	2021	2020
PROPERTY, PLANT AND EQUIPMENT, NET
Leasehold improvements	$88	$97
Machinery and equipment	309	265
Assets under construction	25	30
Internal use software	237	188
Total property, plant and equipment	659	580
Less: Accumulated depreciation and amortization	(364)	(312)
Property, plant and equipment, net	$295	$268
As of September 30, 2021, Machinery and equipment and Accumulated depreciation and amortization include $37 million and $(12) million, respectively, for assets acquired under financing leases. As of September 30, 2020, Machinery and equipment and Accumulated depreciation and amortization include $27 million and $(15) million, respectively, for assets acquired under financing leases.
Supplemental Cash Flow Information

	Fiscal years ended September 30,
(In millions)	2021	2020	2019
OTHER PAYMENTS
Interest payments	$187	$197	$206
Income tax payments	27	101	56

NON-CASH INVESTING ACTIVITIES
Acquisition of equipment under finance leases	$19	$9	$3
(Decrease) in Accounts payable, Other current liabilities and Other liabilities for Capital expenditures	—	(4)	6
During fiscal 2021 and 2020, the Company made payments for operating lease liabilities of $63 million and $66 million, respectively, and recorded non-cash additions for operating lease right-of-use assets of $22 million and $35 million, respectively.
The following table presents a reconciliation of cash, cash equivalents, and restricted cash that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows for the periods presented:

	As of September 30,
(In millions)	2021	2020	2019
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$498	$727	$752
Restricted cash included in other assets	4	4	4
Total cash, cash equivalents, and restricted cash	$502	$731	$756
10. Business Restructuring Reserves and Programs
The following table summarizes the restructuring charges by activity for the periods presented:

	Fiscal years ended September 30,
(In millions)	2021	2020	2019
Employee separation costs	$19	$6	$19
Facility exit costs	11	24	3
Total restructuring charges	$30	$30	$22
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
The following table summarizes the activity for employee separation costs recognized under the Company's restructuring programs for the periods presented:

(In millions)	Fiscal 2021 Restructuring Program (2)	Fiscal 2020 Restructuring Program (3)	Fiscal 2019 Restructuring Program (3)	Fiscal 2018 and prior Restructuring Programs (3)	Total
Accrual balance as of September 30, 2018	$—	$—	$—	$92	$92
Cash payments	—	—	(8)	(35)	(43)
Restructuring charges	—	—	20	—	20
Adjustments (1)	—	—	—	(1)	(1)
Impact of foreign currency fluctuations	—	—	(1)	(3)	(4)
Accrual balance as of September 30, 2019	—	—	11	53	64
Cash payments	—	(1)	(5)	(20)	(26)
Restructuring charges	—	8	—	—	8
Adjustments (1)	—	—	—	(2)	(2)
Impact of foreign currency fluctuations	—	1	1	3	5
Accrual balance as of September 30, 2020	—	8	7	34	49
Cash payments	(4)	(2)	(3)	(14)	(23)
Restructuring charges	19	—	—	—	19
Adjustments (1)	—	—	1	(1)	—
Impact of foreign currency fluctuations	(1)	—	—	—	(1)
Accrual balance as of September 30, 2021	$14	$6	$5	$19	$44
(1)Includes changes in estimates for increases and decreases in costs related to the Company's restructuring programs, which are recorded in Restructuring charges, net in the Consolidated Statements of Operations in the period of the adjustment.
(2)Payments related to the fiscal 2021 restructuring program are expected to be completed in fiscal 2027.
(3)Payments related to the fiscal 2020, 2019 and 2018 and prior restructuring programs are expected to be completed in fiscal 2026.
11. Financing Arrangements
The following table reflects principal amounts of debt and debt net of discounts and issuance costs for the periods presented:

	September 30, 2021		September 30, 2020
(In millions)	Principal amount	Net of discounts and issuance costs	Principal amount	Net of discounts and issuance costs
Senior 6.125% Notes due September 15, 2028	$1,000	$986	$1,000	$984
Tranche B Term Loans due December 15, 2024	—	—	843	835
Tranche B-1 Term Loans due December 15, 2027	800	780	800	776
Tranche B-2 Term Loans due December 15, 2027	743	736	—	—
Convertible 2.25% Senior Notes due June 15, 2023	350	311	350	291
Total Long-term debt	$2,893	2,813	$2,993	2,886
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
On June 18, 2018, the Company amended the Term Loan Credit Agreement ("Amendment No.1") to reduce interest rates and to reduce the London Inter-bank Offered Rate ("LIBOR") floor. After Amendment No.1, the Term Loan Credit Agreement (a) in the case of alternative base rate ("ABR") Loans, bore interest at a rate per annum equal to 3.25% plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the U.S. prime rate as publicly announced in the Wall Street Journal and (iii) the LIBOR Rate for an interest period of one month and (b) in the case of LIBOR Loans, bore interest at a rate per annum equal to 4.25% plus the applicable LIBOR rate, subject to a 0.00% floor. As a result of Amendment No.1, outstanding loan balances under the original Term Loan Credit Agreement were paid in full and new debt was issued for the same outstanding principal amount.
On September 25, 2020, the Company closed a private offering of $1,000 million aggregate principal amount of its Senior 6.125% First Lien Notes due September 15, 2028 (the “Senior Notes,” which are described in more detail below). On September 25, 2020, the Company also amended the Term Loan Credit Agreement (“Amendment No. 2”), pursuant to which the maturity of $800 million in principal amount of the first lien term loans outstanding under the Term Loan Credit Agreement was extended from December 2024 to December 2027. Amendment No. 2 also made certain other changes to the Term Loan Credit Agreement, including with respect to the change of control provisions. Concurrently with Amendment No. 2, the Company used the net proceeds from the issuance of its Senior Notes after debt issuance costs to repurchase and prepay $981 million of certain first lien term loans under the Term Loan Credit Agreement whose maturity was not extended pursuant to Amendment No. 2.
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
On February 24, 2021, the Company again amended the Term Loan Credit Agreement (“Amendment No. 3”). Prior to February 24, 2021, the Term Loan Credit Agreement matured in two tranches, with a principal amount of $843 million maturing on December 15, 2024 (the “Tranche B Term Loans”) and a principal amount of $800 million maturing on December 15, 2027 (the “Tranche B-1 Term Loans”). Pursuant to Amendment No. 3 the Company prepaid, replaced and refinanced the Tranche B Term Loans outstanding with $100 million in cash and $743 million in principal amount of new first lien term loans due December 2027 (the “Tranche B-2 Term Loans”). The Tranche B-2 Term Loans bear interest at a rate with applicable margin of 3.00% per annum with respect to base rate borrowings and 4.00% per annum with respect to LIBOR borrowings. Amendment No. 3 was primarily accounted for as a loan modification at the syndicated lender level. Based on the application of the loan modification guidance within ASC 470, the Company recorded $3 million of new debt issuance costs within Interest expense in the Consolidated Statements of Operations. Lenders who exited their positions in the Tranche B Term Loans as a result of Amendment No. 3 were accounted for as a loan extinguishment. Accordingly, the Company wrote-off a portion of the original underwriting discount of $1 million within Interest expense.
For fiscal 2021 and 2020, the Company recognized interest expense of $77 million and $161 million, respectively, related to the Term Loan Credit Agreement, including the expenses associated with the refinancing transactions described above and the amortization of the underwriting discount and issuance costs. For fiscal 2019, the Company recognized interest expense of $200 million related to the Term Loan Credit Agreement, including the amortization of the underwriting discount.
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
Under the terms of the ABL Credit Agreement, the Company can issue letters of credit up to $150 million. At September 30, 2021, the Company had issued and outstanding letters of credit and guarantees of $37 million under the ABL Credit Agreement. As of September 30, 2021, the Company had no borrowings outstanding under the ABL Credit Agreement. The aggregate additional principal amount that may be borrowed under the ABL Credit Agreement, based on the borrowing base less $37 million of outstanding letters of credit and guarantees, was $147 million at September 30, 2021. For each of fiscal 2021, 2020 and 2019, the Company recognized interest expense of $1 million related to the ABL Credit Agreement, primarily resulting from the unused commitment fee.
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
During fiscal 2021 and 2020, the Company recognized interest expense of $63 million and $1 million, respectively, related to the Senior Notes, including the amortization of debt issuance costs.
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
For fiscal 2021, 2020 and 2019, the Company recognized interest expense of $28 million, $26 million and $25 million related to the Convertible Notes, which includes $20 million, $18 million and $17 million of amortization of the underwriting discount and issuance costs, respectively.
The net carrying amount of the Convertible Notes for the periods indicated was as follows:

	As of September 30,
(In millions)	2021	2020
Principal	$350	$350
Less:
Unamortized debt discount	(36)	(55)
Unamortized issuance costs	(3)	(4)
Net carrying amount	$311	$291

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

Debt Maturity
The stated annual maturity of total debt for the fiscal years ended September 30, consist of:

(In millions)
2022	$—
2023	350
2024	—
2025	—
2026 and thereafter	2,543
Total	$2,893
The weighted average contractual interest rate of the Company’s outstanding debt was 6.5%, as of both September 30, 2021 and 2020, respectively, including adjustments related to the Company’s interest rate swap agreements (see Note 12, “Derivative Instruments and Hedging Activities"). The effective interest rate for the Term Loan Credit Agreement as of September 30, 2021 and 2020 was not materially different than its contractual interest rate including adjustments related to interest rate swap agreements designated as highly effective cash flow hedges. The effective interest rate for the Senior Notes as of September 30, 2021 and 2020 was not materially different than its contractual interest rate. The effective interest rate for the Convertible Notes as of both September 30, 2021 and 2020 was 9.2% reflecting the separation of the conversion feature in equity. The effective interest rates include interest on the debt and amortization of discounts and issuance costs.
As of September 30, 2021, the Company was not in default under any of its debt agreements.
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
On September 23, 2020, the Company entered into an interest rate swap agreement for a notional amount of $257 million (the “Offsetting Swap Agreement”). Under the terms of the Offsetting Swap Agreement, which matures on December 15, 2022, the Company pays a variable rate of interest based on one-month LIBOR and receives a fixed rate of 0.1745%. The Company entered into the Offsetting Swap Agreement to maintain a net notional amount less than the amount of the Company’s variable rate loans outstanding. The Offsetting Swap Agreement was not designated for hedge accounting treatment. On September 23, 2020, Original Swap Agreements with a notional amount of $257 million were also de-designated from hedge accounting treatment. As of September 30, 2021, Original Swap Agreements with a notional amount of $1,543 million continue to be designated as cash flow hedges and deemed highly effective as defined under ASC 815.
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

Based on the amount in Accumulated other comprehensive loss at September 30, 2021, approximately $50 million would be reclassified to Interest expense in the next twelve months.
It is management's intention that the net notional amount of interest rate swap agreements be less than or equal to the variable rate loans outstanding during the life of the derivatives.
Foreign Currency Forward Contracts
The Company, from time to time, utilizes foreign currency forward contracts primarily to hedge fluctuations associated with certain monetary assets and liabilities including receivables, payables and certain intercompany balances. These foreign currency forward contracts are not designated for hedge accounting treatment. As a result, changes in the fair value of these contracts are recorded as a component of Other income, net to offset the change in the value of the hedged assets and liabilities. As of September 30, 2021, the Company maintained open foreign currency forward contracts with a total notional value of $191 million, primarily hedging the British Pound Sterling, Indian Rupee, Czech Koruna and Mexican Peso. As of September 30, 2020, the Company maintained open foreign currency forward contracts with a total notional value of $375 million, primarily hedging the British Pound Sterling, Euro, Chinese Renminbi and Indian Rupee.
Emergence Date Warrants
In accordance with the bankruptcy plan of reorganization adopted in connection with the Company's emergence from bankruptcy on December 15, 2017 (the "Plan of Reorganization"), the Company issued warrants to purchase 5,645,200 shares of the Company's common stock to the holders of the second lien obligations extinguished pursuant to the Plan of Reorganization (the "Emergence Date Warrants"). Each Emergence Date Warrant has an exercise price of $25.55 per share and expires on December 15, 2022. The Emergence Date Warrants contain certain derivative features that require them to be classified as a liability and for changes in the fair value of the liability to be recognized in earnings each reporting period. On November 14, 2018, the Company's Board of Directors approved a warrant repurchase program, authorizing the Company to repurchase up to $15 million worth of the Emergence Date Warrants. None of the Emergence Date Warrants have been exercised or repurchased as of September 30, 2021.
The fair value of the Emergence Date Warrants was determined using a probability weighted Black-Scholes option pricing model. This model requires certain input assumptions including risk-free interest rates, volatility, expected life and dividend rates. Selection of these inputs involves significant judgment. The fair value of the Emergence Date Warrants as of September 30, 2021 and 2020 was determined using the input assumptions summarized below:

	As of September 30,
	2021	2020
Expected volatility	49.63%	68.53%
Risk-free interest rates	0.13%	0.14%
Contractual remaining life (in years)	1.21	2.21
Price per share of common stock	$19.79	$15.20

In determining the fair value of the Emergence Date Warrants, the dividend yield was assumed to be zero as the Company does not anticipate paying dividends on its common stock throughout the term of the warrants.
Financial Statement Information Related to Derivative Instruments
The following table summarizes the fair value of the Company's derivatives on a gross basis, including accrued interest, segregated between those that are designated as hedging instruments and those that are not designated as hedging instruments:

		September 30, 2021		September 30, 2020
(In millions)	Balance Sheet Caption	Asset	Liability	Asset	Liability
Derivatives Designated as Hedging Instruments:
Interest rate contracts	Other assets	$6	$—	$—	$—
Interest rate contracts	Other current liabilities	—	43	—	43
Interest rate contracts	Other liabilities	—	10	—	58
		6	53	—	101
Derivatives Not Designated as Hedging Instruments:
Interest rate contracts	Other current liabilities	—	7	—	7
Interest rate contracts	Other liabilities	—	2	—	9
Foreign exchange contracts	Other current assets	—	—	1	—
Foreign exchange contracts	Other current liabilities	—	2	—	2
Emergence Date Warrants	Other liabilities	—	9	—	8
		—	20	1	26
Total derivative fair value		$6	$73	$1	$127
The following table provides information regarding the location and amount of pre-tax gains (losses) for interest rate swaps designated as cash flow hedges:

	Fiscal years ended September 30,
	2021		2020		2019
(In millions)	Interest Expense	Other Comprehensive (Loss) Income	Interest Expense	Other Comprehensive (Loss) Income	Interest Expense	Other Comprehensive (Loss) Income
Financial Statement Line Item in which Cash Flow Hedges are Recorded	$(222)	$154	$(226)	$(72)	$(237)	$(191)
Impact of cash flow hedging relationships:
Gain (loss) recognized in AOCI on interest rate swaps	—	9	—	(69)	—	(87)
Interest expense reclassified from AOCI	(51)	51	(35)	35	(10)	10
The following table provides information regarding the pre-tax gains (losses) for derivatives not designated as hedging instruments on the Consolidated Statements of Operations:

		Fiscal years ended September 30,
(In millions)	Location of Derivative Pre-tax Gain (Loss)	2021	2020	2019
Emergence Date Warrants	Other income (expense), net	(1)	$(3)	$29
Foreign exchange contracts	Other income (expense), net	6	(1)	(5)

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

	September 30, 2021		September 30, 2020
(In millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the Consolidated Balance Sheets	$6	$73	$1	$127
Gross amount subject to offset in master netting arrangements not offset in the Consolidated Balance Sheets	(6)	(6)	(1)	(1)
Net amounts	$—	$67	$—	$126
13. Fair Value Measurements
Pursuant to the accounting guidance for fair value measurements, fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability. Considerable judgment was required in developing certain of the estimates of fair value including the consideration of the COVID-19 pandemic and accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.
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
Level 3: Inputs that are unobservable to the extent that observable inputs are not available for the asset or liability at the measurement date.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and 2020 were as follows:

	September 30, 2021				September 30, 2020
	Fair Value Measurements Using				Fair Value Measurements Using
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Interest rate contracts	$6	$—	$6	$—	$—	$—	$—	$—
Foreign exchange contracts	—	—	—	—	1	—	1	—
Total assets	$6	$—	$6	$—	$1	$—	$1	$—

Liabilities:
Interest rate contracts	$62	$—	$62	$—	$117	$—	$117	$—
Foreign exchange contracts	2	—	2	—	2	—	2	—
Emergence Date Warrants	9	—	—	9	8	—	—	8
Total liabilities	$73	$—	$64	$9	$127	$—	$119	$8
Interest rate and foreign exchange contracts classified as Level 2 assets and liabilities are not actively traded and are valued using pricing models that use observable inputs.

Emergence Date Warrants classified as Level 3 liabilities are valued using a probability weighted Black-Scholes option pricing model which is further described in Note 12, "Derivative Instruments and Hedging Activities."
During fiscal 2021, 2020 and 2019 there were no transfers into or out of Level 3. The activity related to the Company's Level 3 liability, the Emergence Date Warrants, relates to a change in fair value which was recorded in Other income, net.
Fair Value of Financial Instruments
The estimated fair values of the Company’s Senior Notes, Term Loans and Convertible Notes at September 30, 2021 and 2020 were as follows:

	September 30, 2021		September 30, 2020
(In millions)	Principal amount	Fair value	Principal amount	Fair value
Senior 6.125% Notes due September 15, 2028	$1,000	$1,053	$1,000	$1,022
Tranche B Term Loans due December 15, 2024	—	—	843	838
Tranche B-1 Term Loans due December 15, 2027	800	802	800	786
Tranche B-2 Term Loans due December 15, 2027	743	745	—	—
Convertible 2.25% Senior Notes due June 15, 2023	350	368	350	331
Total	$2,893	$2,968	$2,993	$2,977
The estimated fair value of the Company's Senior Notes and Term Loans was determined using Level 2 inputs based on a market approach utilizing market-clearing data on the valuation date in addition to bid/ask prices. The estimated fair value of the Convertible Notes was determined based on the quoted price of the Convertible Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2.
The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, to the extent the underlying liability will be settled in cash, approximate their carrying values because of the short-term nature of these instruments.
14. Income Taxes
The provision for income taxes is comprised of U.S. federal, state and foreign income taxes. The following table presents the U.S. and foreign components of income (loss) before income taxes and the provision for income taxes for the periods indicated:

	Fiscal years ended September 30,
(In millions)	2021	2020	2019
INCOME (LOSS) BEFORE INCOME TAXES:
U.S.	$(28)	$(639)	$(510)
Foreign	30	21	(159)
Income (Loss) before income taxes	$2	$(618)	$(669)
PROVISION FOR INCOME TAXES:
CURRENT
Federal	$(4)	$(58)	$(20)
State and local	(4)	(10)	(7)
Foreign	(12)	(23)	(29)
	(20)	(91)	(56)
DEFERRED
Federal	—	30	47
State and local	—	3	10
Foreign	5	(4)	(3)
	5	29	54
Provision for income taxes	$(15)	$(62)	$(2)

Deferred income taxes are provided for the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of the periods indicated were as follows:

	As of September 30,
(In millions)	2021	2020
DEFERRED INCOME TAX ASSETS:
Benefit obligations	$173	$218
Net operating losses/credit carryforwards	988	981
Property, plant and equipment	1	8
Other/accrued liabilities	—	13
Valuation allowance	(1,018)	(1,053)
Gross deferred income tax assets	144	167
DEFERRED INCOME TAX LIABILITIES:
Goodwill and intangible assets	(145)	(174)
Other/accrued liabilities	(12)	—
Gross deferred income tax liabilities	(157)	(174)
Net deferred income tax liabilities	$(13)	$(7)
A reconciliation of the Company’s income (loss) before income taxes at the U.S. federal statutory rate to the provision for income taxes is as follows:

	Fiscal years ended September 30,
(In millions)	2021	2020	2019
Income tax benefit computed at the U.S. Federal statutory rate	$—	$130	$140
State and local income taxes, net of federal income tax effect	1	2	11
Tax differentials on foreign earnings	2	—	(11)
Loss on foreign subsidiaries	1	28	29
Taxes on unremitted foreign earnings and profits	1	(8)	(4)
Non-deductible portion of goodwill	—	(125)	(123)
Adjustment to deferred taxes	2	(14)	16
Audit settlements and accruals	5	3	1
Credits and other taxes	2	(2)	4
Impact of Tax Cuts and Jobs Act	(2)	(3)	1
Warrants	—	(1)	6
Rate changes	(1)	(3)	(19)
Non-deductible expenses	(7)	(7)	(8)
Valuation allowance	(19)	(58)	(43)
Other differences—net	—	(4)	(2)
Provision for income taxes	$(15)	$(62)	$(2)
In fiscal 2020 and 2019, the Company recognized goodwill impairment charges of $624 million and $657 million, respectively. See Note 7, "Goodwill" for further discussion.
In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has considered a range of positive and negative evidence, including whether there has been a cumulative loss in the past three years and the scheduled reversal of deferred tax assets and liabilities, projected future taxable income and certain tax planning strategies in assessing the realization of its deferred tax assets. Based on this assessment, the Company determined that it is more likely than not that the deferred tax assets in certain significant jurisdictions, including the U.S., Germany, and Luxembourg, will not be realized to the extent they exceed the scheduled reversal of deferred tax liabilities.

During fiscal 2021, 2020 and 2019, the Company's valuation allowance (decreased) increased by $(35) million, $125 million and $9 million, respectively, primarily driven by changes in the deferred tax effects related to movements in other comprehensive income and changes in NOLs. At September 30, 2021, the valuation allowance of $1,018 million is comprised of $51 million, $334 million, $590 million and $43 million related to the U.S., Germany, Luxembourg, and other foreign subsidiaries, respectively. The recognition of valuation allowances will continue to adversely affect the Company's effective income tax rate.
As of September 30, 2021, the Company had tax-effected NOLs and credits of $1,013 million, comprised of $24 million for U.S. state and local taxes and $989 million for foreign taxes, including $262 million and $674 million in Germany and Luxembourg, respectively.
The U.S. state NOLs expire through fiscal 2041, with the majority expiring in excess of 10 years. The majority of foreign NOLs have no expiration.
The Company has established a deferred tax liability for U.S. taxes and non-U.S. withholding taxes to be incurred upon the remittance of foreign earnings which was $31 million as of September 30, 2021. The Company has a taxable difference of $79 million as of September 30, 2021 which was permanently reinvested. The Company estimates the unrecorded deferred tax liability on the outside basis difference to be $19 million.
As of September 30, 2021, there were $134 million of unrecognized tax benefits ("UTBs") associated with uncertain tax positions and an additional $27 million of accrued interest and penalties related to these amounts. The Company estimates $85 million of UTBs would affect the effective tax rate if recognized. The reduction in the balance during fiscal 2021 is primarily related to the expiration of relevant statute of limitations. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in connection with these tax liabilities. The Company’s policy is to include interest and penalties related to its uncertain tax positions within the provision for income taxes. Included in the provision for income taxes in fiscal 2021, 2020 and 2019 was a net interest expense of $2 million, $3 million and $4 million, respectively. The Company files corporate income tax returns with the federal government in the U.S. and with multiple U.S. state and local jurisdictions and foreign tax jurisdictions. In the ordinary course of business these income tax returns will be examined by the tax authorities. Various foreign income tax returns, such as Brazil, Germany, India, Ireland, Israel, Italy, and Saudi Arabia are under examination by taxing authorities for tax years ranging from 2001 through 2020. It is reasonably possible that the total amount of UTB will decrease by an estimated $3 million in the next 12 months as a result of these examinations and by an estimated $9 million as a result of the expiration of the statute of limitations.
The following table summarizes the activity for the Company's gross UTB balance:

(In millions)
Gross UTB balance at September 30, 2018	$174
Additions based on tax positions relating to the period	10
Changes based on tax positions relating to prior periods	(32)
Statute of limitations expirations	(5)
Gross UTB balance at September 30, 2019	$147
Additions based on tax positions relating to the period	4
Changes based on tax positions relating to prior periods	(1)
Settlements	(2)
Statute of limitations expirations	(8)
Gross UTB balance at September 30, 2020	$140
Additions based on tax positions relating to the period	4
Settlements	(1)
Statute of limitations expirations	(9)
Gross UTB balance at September 30, 2021	$134
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
In December 2020, the post-retirement medical plan coverage provided through the Company's group plan for retirees who retired after April 30, 2019 and their eligible dependents and future represented retirees and their eligible dependents was replaced with coverage through the private and public insurance marketplace. As a result, the U.S. represented post-retirement plan was remeasured, which resulted in the recognition of a $12 million reduction to the accumulated benefit obligation with an offset to the Accumulated other comprehensive loss in the Consolidated Balance Sheet during fiscal 2021. The decrease was mainly driven by the change in medical coverage, partially offset by changes in actuarial assumptions.
In March 2021, the Company entered into an irrevocable buy-out agreement with an insurance company to settle $209 million of its post-retirement life insurance projected benefit obligations related to certain salaried and represented retirees and their beneficiaries who were retired as of March 26, 2021. The transaction was funded with post-retirement life insurance plan assets with a value of $190 million. As a result of this transaction, a settlement gain of $14 million was recognized within Other income, net in the Consolidated Statements of Operations during fiscal 2021.
As of February 2021, the Company and the Communications Workers of America ("CWA") and the International Brotherhood of Electrical Workers ("IBEW"), agreed to extend the 2009 Collective Bargaining Agreement ("CBA") until June 24, 2023. The contract extensions did not affect the Company’s obligation for pension and post-retirement benefits available to U.S. employees of the Company who are represented by the CWA or IBEW ("represented employees").
A reconciliation of the changes in the benefit obligations and fair value of assets of the defined benefit pension and post-retirement plans, the funded status of the plans and the amounts recognized in the Consolidated Balance Sheets are provided in the tables below:

	Fiscal years ended September 30,
(In millions)	2021	2020
Pension Benefits - U.S.
Change in benefit obligation
Projected benefit obligation at beginning of period	$1,145	$1,134
Service cost	3	4
Interest cost	20	29
Actuarial (gain) loss	(14)	55
Benefits paid	(73)	(77)
Projected benefit obligation at end of period	$1,081	$1,145
Change in plan assets
Fair value of plan assets at beginning of period	$927	$915
Actual return on plan assets	67	79
Employer contributions	11	10
Benefits paid	(73)	(77)
Fair value of plan assets at end of period	$932	$927
Funded status at end of period	$(149)	$(218)
Amount recognized in the Consolidated Balance Sheets consists of:
Accrued benefit liability, noncurrent	$(149)	$(218)
Net amount recognized	$(149)	$(218)
Amount recognized in Accumulated other comprehensive loss (pre-tax) consists of:
Net actuarial loss	81	110
Net amount recognized	$81	$110
Weighted average assumptions used to determine benefit obligations
Discount rate	2.70%	2.50%
Rate of compensation increase	3.00%	3.00%

	Fiscal years ended September 30,
(In millions)	2021	2020
Pension Benefits - Non-U.S.
Change in benefit obligation
Projected benefit obligation at beginning of period	$573	$573
Service cost	7	7
Interest cost	5	5
Actuarial gain	(16)	(34)
Benefits paid	(22)	(21)
Foreign currency exchange rate changes	(6)	42
Other	—	1
Projected benefit obligation at end of period	$541	$573

Change in plan assets
Fair value of plan assets at beginning of period	$18	$15
Actual return on plan assets	1	—
Employer contributions	22	22
Benefits paid	(22)	(21)
Foreign currency exchange rate changes	1	2
Fair value of plan assets at end of period	$20	$18
Funded status at end of period	$(521)	$(555)

Amount recognized in the Consolidated Balance Sheets consists of:
Noncurrent assets	$2	$1
Accrued benefit liability, current	(24)	(25)
Accrued benefit liability, noncurrent	(499)	(531)
Net amount recognized	$(521)	$(555)

Amount recognized in Accumulated other comprehensive loss (pre-tax) consists of:
Net actuarial loss	$6	$22
Net amount recognized	$6	$22

Weighted average assumptions used to determine benefit obligations
Discount rate	1.09%	0.86%
Rate of compensation increase	2.62%	2.60%

	Fiscal years ended September 30,
(In millions)	2021	2020
Post-retirement Benefits - U.S.
Change in benefit obligation
Benefit obligation at beginning of period	$431	$404
Service cost	1	1
Interest cost	6	11
Actuarial (gain) loss	(22)	30
Benefits paid	(13)	(15)
Plan amendments	(15)	—
Settlements	(209)	—
Benefit obligation at end of period	$179	$431

Change in plan assets
Fair value of plan assets at beginning of period	$206	$191
Actual return on plan assets	8	20
Employer contributions	10	10
Benefits paid	(13)	(15)
Settlements	(190)	—
Fair value of plan assets at end of period	$21	$206
Funded status at end of period	$(158)	$(225)

Amount recognized in the Consolidated Balance Sheets consists of:
Asset, noncurrent	$6	$—
Accrued benefit liability, current	(11)	(10)
Accrued benefit liability, noncurrent	(153)	(215)
Net amount recognized	$(158)	$(225)

Amount recognized in Accumulated other comprehensive loss (pre-tax) consists of:
Net prior service credit	$(16)	$(6)
Net actuarial (gain) loss	(9)	23
Net amount recognized	$(25)	$17

Weighted average assumptions used to determine benefit obligations
Discount rate	2.74%	2.69%
Rate of compensation increase	3.00%	3.00%
As of September 30, 2021, the change in the projected benefit obligation for U.S. pension and non-U.S. pension benefit plans were mainly driven by higher discount rates. The change in the other post-retirement benefit plans was driven by a higher discount rate as well as the settlement and plan amendment described in more detail above.
As of September 30, 2020, the change in the projected benefit obligation for U.S. pension and U.S. post-retirement benefit plans were driven by declines in the discount rates. The change in the projected benefit obligation for non-U.S. pension plans was driven by a lower expected rate of payment increases, offset by the impact of foreign currency exchange rates.

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
Based on the published rates as of September 30, 2021, the Company used a weighted average discount rate of 2.70% for the U.S. pension plans, 1.09% for the non-U.S. pension plans and 2.74% for the post-retirement plans, an increase of 20 basis points, 23 basis points and 5 basis points from the prior year for the U.S. pension plans, the non-U.S. pension plans and the post-retirement benefit plans, respectively. As of September 30, 2021, this had the effect of decreasing the projected U.S. pension, non-U.S. pension and post-retirement benefit obligations by $25 million, $16 million and $17 million, respectively. For fiscal 2022, this will have a minimal effect on the U.S. pension and post-retirement service cost.
The Company uses the White-Collar PRI-2012 Private Retirement Plans Mortality Tables to reflect its estimate of future mortality for its salaried post-retirement benefit plans. For the U.S. pension and represented post-retirement benefit plans, the Company continued to use the PRI-2012 Private Retirement Plans Mortality Tables. The Company's mortality rate assumptions use the projected mortality improvement scale, Mortality Projection-2020, as published by the Society of Actuaries. As of September 30, 2021, the mortality rate assumptions did not materially impact the projected U.S. pension and post-retirement obligations.
The following table provides the accumulated benefit obligation for all defined benefit pension plans and information for pension plans with a projected benefit obligation and an accumulated benefit obligation in excess of plan assets:

	Pension Benefits - U.S.		Pension Benefits - Non-U.S.
(In millions)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Accumulated benefit obligation for all plans	$1,080	$1,145	$521	$555
Plans with accumulated and projected benefit obligations in excess of plan assets
Projected benefit obligation	$1,081	$1,145	$535	$567
Accumulated benefit obligation	$1,080	$1,145	$517	$549
Fair value of plan assets	$932	$927	$12	$12
The following table provides the accumulated benefit obligation for all post-retirement benefit plans and information for post-retirement benefit plans with an accumulated benefit obligation in excess of plan assets:

	Post-retirement Benefits - U.S.
(In millions)	September 30, 2021	September 30, 2020
Accumulated benefit obligation for all plans	$179	$431
Plans with accumulated benefit obligations in excess of plan assets
Accumulated benefit obligation	$164	$431
Fair value of plan assets	$—	$206
Estimated future benefits expected to be paid in each of the next five fiscal years, and in aggregate for the five fiscal years thereafter, are presented below:

	Pension Benefits		Post-retirement Benefits
(In millions)	U.S.	Non-U.S.
2022	$74	$25	$11
2023	73	23	11
2024	72	23	11
2025	71	24	11
2026	70	24	11
2027 - 2031	331	138	54
Total	$691	$257	$109

The components of the pension and post-retirement net periodic benefit credit for the periods indicated are provided in the table below:

	Fiscal years ended September 30,
(In millions)	2021	2020	2019
Pension Benefits - U.S.
Components of net periodic benefit credit
Service cost	$3	$4	$3
Interest cost	20	29	40
Expected return on plan assets	(53)	(55)	(60)
Amortization of actuarial loss	2	—	—
Net periodic benefit credit	$(28)	$(22)	$(17)
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	1.96%	2.84%	3.94%
Expected return on plan assets	6.00%	6.40%	7.00%
Rate of compensation increase	3.00%	3.00%	4.00%

Pension Benefits - Non-U.S.
Components of net periodic benefit cost
Service cost	$7	$7	$6
Interest cost	5	5	10
Expected return on plan assets	(1)	(1)	(1)
Net periodic benefit cost	$11	$11	$15
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	0.86%	0.87%	1.92%
Expected return on plan assets	3.97%	3.72%	3.67%
Rate of compensation increase	2.60%	2.59%	2.58%

Post-retirement Benefits - U.S.
Components of net periodic benefit (credit) cost
Service cost	$1	$1	$1
Interest cost	6	11	14
Expected return on plan assets	(5)	(10)	(9)
Amortization of prior service credit	(4)	(1)	—
Amortization of actuarial loss (gain)	1	—	(1)
Settlement gain	(14)	—	—
Net periodic benefit (credit) cost	$(15)	$1	$5
Weighted average assumptions used to determine net periodic benefit (credit) cost
Discount rate	2.19%	2.18%	4.02%
Expected return on plan assets	4.39%	5.50%	5.50%
Rate of compensation increase	3.00%	3.00%	4.00%
The service components of net periodic benefit (credit) cost were recorded similar to compensation expense, while all other components were recorded in Other income (expense), net.
The Company's general funding policy with respect to its U.S. qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations, or to directly pay benefits where appropriate. In March 2020, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was signed into law, providing limited relief for pension funding and retirement plan distributions. Under the CARES Act, employers were permitted to delay contributions for single employer defined benefit pension plans until January 2021. Contributions to U.S. pension plans were $11 million, $10 million and $27 million for fiscal 2021, 2020 and 2019, respectively. In March 2021, the American Rescue Plan Act (the "ARP Act") was signed into law, providing limited interest-rate relief provisions and an extended shortfall amortization period for pension funding and retirement plan distributions. As a result, the Company does not expect to make any contributions to the U.S. pension plans in fiscal 2022.
Contributions to the non-U.S. pension plans were $22 million for both fiscal 2021 and 2020. For fiscal 2019, contributions to the non-U.S. pension plans were $23 million. In fiscal 2022, the Company estimates that it will make contributions totaling $26 million for non-U.S. plans.
Most post-retirement medical benefits are not pre-funded. Consequently, the Company makes payments directly to the claims administrator as retiree medical benefit claims are disbursed. These payments are funded by the Company up to the maximum contribution amounts specified in the plan documents and contract with the CWA and IBEW, and contributions from the participants, if required. The Company made payments for retiree medical and dental benefits of $10 million, $10 million and $12 million for fiscal 2021, 2020 and 2019, respectively, which were net of reimbursements received from the represented employees' post-retirement health trust of $2 million in fiscal 2021 and $3 million in fiscal 2020 and 2019 related to payments in prior periods. The Company estimates it will make payments for retiree medical and dental benefits totaling $11 million during fiscal 2022.
Other changes in plan assets and benefit obligations recognized in other comprehensive (loss) income are provided in the tables below:

	Fiscal years ended September 30,
(In millions)	2021	2020	2019
Pension Benefits - U.S.
Net gain (loss)	$28	$(31)	$(94)
Amortization of actuarial loss	2	—	—
Total recognized in Other comprehensive income (loss)	$30	$(31)	$(94)
Total recognized in net periodic benefit credit and Other comprehensive income (loss)	$58	$(9)	$(77)

Pension Benefits - Non-U.S.
Net gain (loss)	$16	$33	$(76)
Foreign exchange rate loss	—	—	2
Total recognized in Other comprehensive income (loss)	$16	$33	$(74)
Total recognized in net periodic benefit cost and Other comprehensive income (loss)	$5	$22	$(89)

Post-retirement Benefits - U.S.
Net gain (loss)	$45	$(20)	$(36)
Prior service credit	15	—	7
Amortization of prior service credit	(4)	(1)	—
Amortization of actuarial loss (gain)	1	—	(1)
Settlement gain	(14)	—	—
Total recognized in Other comprehensive income (loss)	$43	$(21)	$(30)
Total recognized in net periodic benefit cost and Other comprehensive income (loss)	$58	$(22)	$(35)

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
The weighted average asset allocation of the pension and post-retirement plans by asset category and target allocation is as follows:

	As of September 30,
Asset Category	2021	2020	Long-term Target
Pension Benefits - U.S.
Debt Securities	53%	52%	57%
Equity Securities	32%	29%	33%
Hedge Funds	5%	6%	5%
Real Estate	6%	5%	5%
Commodities	—%	2%	—%
Other(1)	4%	6%	—%
Total	100%	100%	100%

Pension Benefits - Non-U.S.
Debt Securities	10%	22%
Asset Allocation Fund	27%	11%
Insurance Contracts	63%	67%
Total	100%	100%

Post-retirement Benefits - U.S.
Equity Securities	15%	34%	15%
Debt Securities	85%	66%	85%
Total	100%	100%	100%
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

The following table summarizes the fair value measurements of the U.S. pension plan assets by asset class:

	As of September 30, 2021				As of September 30, 2020
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
U.S. Government debt securities (a)	$—	$114	$—	$114	$—	$132	$—	$132
Total assets in the fair value hierarchy	—	114	—	114	—	132	—	132

Investments measured at net asset value: (b)
Real estate (c)				51				50
Private equity (d)				1				2
Multi-strategy hedge funds (e)				50				56
Investment funds: (f)
Cash equivalents				35				46
Long duration fixed income				383				327
High-yield debt				—				19
U.S. equity				172				154
Non-U.S. equity				89				83
Emerging market equity				34				33
Commodities				—				20
Total investments measured at net asset value				815				790
Other plan assets, net				3				5
Total plan assets at fair value	$—	$114	$—	$932	$—	$132	$—	$927
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
(b)These investments are measured at fair value using the net asset value per share or its equivalent ("NAV") and have therefore not been classified in the fair value hierarchy.
(c)Includes open ended real estate commingled funds, close ended real estate limited partnerships, and insurance company separate accounts that invest primarily in U.S. office, lodging, retail and residential real estate. The insurance company separate accounts and the commingled funds account for their portfolio of assets at fair value and calculate the NAV on either a monthly or quarterly basis. Shares can be redeemed at the NAV on a quarterly basis, provided a written redemption request is received in advance (generally 45-91 days) of the redemption date. Therefore, the undiscounted NAV is used as the fair value measurement. For limited partnerships, the fair value of the underlying assets and the capital account for each investor is determined by the General Partner ("GP"). The valuation techniques used by the GP generally consist of unobservable inputs such as discounted cash flow analysis, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties. The partnerships are typically funded over time as capital is needed to fund asset purchases, and distributions from the partnerships are received as the partnerships liquidate their underlying asset holdings. Therefore, the life cycle for a typical investment in a real estate limited partnership is expected to be approximately 10 years from initial funding.
(d)Includes limited partner interests in various limited partnerships ("LPs") that invest primarily in U.S. and non-U.S. investments either directly, or through other partnerships or funds with a focus on venture capital, buyouts, expansion capital, or companies undergoing financial distress or significant restructuring. The NAV of the LPs and of the capital account of each investor is determined by the GP of each LP. Marketable securities held by the LPs are valued based on the closing price on the valuation date on the exchange where they are principally traded and may be adjusted for legal restrictions, if any. Investments without a public market are valued based on assumptions made and valuation techniques used by the GP, which consist of unobservable inputs. Such valuation techniques may include discounted cash flow analysis, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties. The LPs are typically funded over time as capital is needed to fund purchases and distributions are received as the partnerships liquidate their underlying asset holdings.
(e)Includes hedge funds and funds of funds that pursue multiple strategies to diversify risks and reduce volatility. The funds account for their portfolio of assets at fair value and calculate the NAV of their fund on a monthly basis. The funds limit the frequency of redemptions to manage liquidity and protect the interests of the funds and its shareholders.
(f)Includes open-end funds and unit investment trusts that invest in various asset classes including: U.S. and non-U.S. corporate debt, U.S. government debt, municipal bonds, U.S. equity, non-U.S. developed and emerging markets equity, and commodities. The funds account for their portfolio of assets at fair value and calculate the NAV of the funds on a daily basis, and shares can be redeemed at the NAV. Therefore, the undiscounted NAV as reported by the funds is used as the fair value measurement.
The following table summarizes the fair value of the non-U.S. pension plan assets by asset class:

	As of September 30,
(In millions)	2021	2020
Investments measured at net asset value: (a)
Investment funds: (b)
Debt securities	$2	$4
Asset allocation	5	2
Insurance contracts (c)	13	12
Total plan assets at fair value	$20	$18
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
The following table summarizes the fair value of the post-retirement plan assets by asset class:

	As of September 30,
(In millions)	2021	2020
Investments measured at net asset value: (a)
Group life insurance contract measured at net asset value (b)	$21	$206
Total plan assets at fair value	$21	$206
(a)    These investments are measured at fair value using the NAV and have therefore not been classified in the fair value hierarchy.
(b)    The group life insurance contracts are held in a reserve of an insurance company that provides for investment of pre-funding amounts in a family of pooled separate accounts. The fair value of each group life insurance contract is primarily determined by the value of the units it owns in the pooled separate accounts that back the policy. Each of the pooled separate accounts provides a unit NAV on a daily basis, which is based on the fair value of the underlying assets owned by the account. The post-retirement benefit plans can transact daily at the unit NAV without restriction. As of September 30, 2021, the asset allocation of the pooled separate accounts in which the contracts invest was approximately 85% fixed income securities, 9% U.S. equity securities and 6% non-U.S. equity securities.
Savings Plans
Substantially all of the Company’s U.S. employees are eligible to participate in savings plans sponsored by the Company. The plans allow employees to contribute a portion of their compensation on a pre-tax and after-tax basis in accordance with specified guidelines. The Company matches a percentage of employee contributions up to certain limits. The Company's expense related to these savings plans was $9 million for fiscal 2021 and $8 million for both fiscal 2020 and 2019.
16. Share-based Compensation

2019 Equity Incentive Plan
As of March 4, 2020, the Board of Directors of the Company (the "Board") and the stockholders of the Company approved the Avaya Holdings Corp. 2019 Equity Incentive Plan (the "2019 Plan") under which non-employee directors, employees of the Company or any of its affiliates, and certain consultants and advisors may be granted stock options, restricted stock, restricted stock units ("RSU's"), performance awards ("PRSU's") and other forms of awards granted or denominated in shares of the Company's common stock, as well as certain cash-based awards. As of March 4, 2020, no additional awards were permitted to be granted under any of the Company's prior equity incentive plans. The Board or any committee duly authorized thereby administers the 2019 Plan. The administrator has broad authority to, among other things: (i) select participants; (ii) determine the types of awards that participants are to receive and the number of shares that are to be granted under such awards; and (iii) establish the terms and conditions of awards, including the price to be paid for the shares or the awards.
The 2019 Plan provides an initial pool of 18,800,000 shares of common stock (the "Initial Pool") that may be issued or granted, which can be adjusted for shares that become available from existing awards issued under the Company's prior equity incentive plans in accordance with the terms of the 2019 Plan. The Initial Pool will be reduced by one share of common stock for every option granted and 1.7 shares for any awards granted other than options. As of September 30, 2021, there were 10,750,733 shares available to be granted under the 2019 Plan. If any awards granted under the 2019 Plan expire, terminate or are canceled or forfeited for any reason without having been exercised in full, the number of shares of common stock underlying any unexercised award will again be available for issuance under the 2019 Plan. Any award under the 2019 Plan settled in cash will not be counted against the foregoing maximum share limitations. Shares withheld by the Company in satisfaction of the applicable exercise price or withholding taxes upon the issuance, vesting or settlement of awards, shares reacquired by the Company on the open market or otherwise using cash proceeds from the exercise of options, in each case, shall not be available for future issuance under the 2019 Plan.
Stock options and RSUs granted to employees generally vest ratably over a period of three years. PRSUs granted to certain senior executive employees vest at the end of a three year service period. Awards granted to non-employee directors vest immediately. The aggregate grant date fair value of all awards granted to any non-employee director during any fiscal year (excluding awards made pursuant to deferred compensation arrangements made in lieu of all or a portion of cash retainers and any dividends payable in respect of outstanding awards) may not exceed $750,000.
Pre-tax share-based compensation expense for fiscal 2021, 2020 and 2019 was $55 million, $30 million and $25 million, respectively, and the income tax benefit recognized in the Consolidated Statements of Operations for share-based compensation arrangements was $6 million, $2 million and $2 million, respectively. Pre-tax share-based compensation expense for fiscal 2021 includes $5 million related to the Stock Bonus Program described in more detail below.
Restricted Stock Units
Compensation cost for RSUs granted to employees and non-employee directors is generally measured by using the closing market price of the Company's common stock at the date of grant.
A summary of RSU activity for fiscal 2021 is presented below:

	Restricted Stock Units (In thousands)	Weighted Average Grant-Date Fair Value
Non-vested at September 30, 2020	2,694	$13.32
Granted	1,878	21.62
Vested	(1,524)	14.25
Forfeited	(390)	16.66
Non-vested at September 30, 2021	2,658	$18.16
As of September 30, 2021, there was $33 million of unrecognized share-based compensation expense related to RSUs, which is expected to be recognized over a period up to 2.9 years, or 1.7 years on a weighted average basis. The weighted average grant date fair value for RSUs granted during fiscal 2021, 2020 and 2019 was $21.62, $12.42 and $15.29, respectively. The total grant date fair value of RSUs vested during fiscal 2021, 2020 and 2019 was $22 million, $23 million and $27 million, respectively.

Performance Restricted Stock Units
The Company grants PRSUs which vest based on the attainment of specified performance metrics for each of the next three separate fiscal years (collectively the "Performance Period"), as well as the achievement of total shareholder return over the Performance Period for the Company as compared to the total shareholder return for a specified index of companies over the same period (the "Performance PRSUs"). During the Performance Period, the Company will adjust compensation expense for the Performance PRSUs based on its best estimate of attainment of the specified annual performance metrics. The cumulative effect on current and prior periods of a change in the estimated number of Performance PRSUs that are expected to be earned during the Performance Period will be recognized as an adjustment to earnings in the period of the revision.
The weighted average grant date fair value for Performance PRSUs granted during fiscal 2021, 2020 and 2019 was $22.27, $13.69 and $17.39, respectively. The grant date fair value of the Performance PRSUs was determined using a Monte Carlo simulation model that incorporated multiple valuation assumptions, including the probability of achieving the total shareholder return market condition and the following assumptions presented on a weighted-average basis:

	Fiscal years ended September 30,
	2021	2020	2019
Expected volatility(1)	63.56%	55.75%	53.00%
Risk-free interest rate(2)	0.20%	1.61%	2.46%
Dividend yield(3)	—%	—%	—%
(1) Expected volatility was based on the Company's historical data for awards granted in fiscal 2021. Expected volatility was based on a blend of Company and peer group company historical data adjusted for the Company's leverage for awards granted in fiscal 2020 and 2019.
(2) Risk-free interest rate based on U.S. Treasury yields with a term equal to the remaining Performance Period as of the grant date.
(3) Dividend yield was assumed to be zero as the Company does not anticipate paying dividends on its common stock.
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
The grant date fair value of Market PRSUs granted during fiscal 2019 was $11.18. There were no Market PRSUs granted during fiscal 2021 or 2020. The grant date fair value of Market PRSUs was determined using a Monte Carlo simulation model that incorporated multiple valuation assumptions, including the probability of achieving the specified market condition and the following assumptions:

Fiscal year ended September 30, 2019
Expected volatility(1)	53.76%
Risk-free interest rate(2)	2.45%
Dividend yield(3)	—%
(1) Expected volatility based on a blend of Company and peer group company historical data adjusted for the Company's leverage.
(2) Risk-free interest rate based on U.S. Treasury yields with a term equal to the remaining Performance Period as of the grant date.
(3) Dividend yield was assumed to be zero as the Company does not anticipate paying dividends on its common stock.
A summary of total PRSU activity for fiscal 2021 is presented below:

	Performance Restricted Stock Units (In thousands)	Weighted Average Grant-Date Fair Value (1)
Non-vested at September 30, 2020	588	$12.53
Granted	621	22.27
Change in shares due to performance	189	18.19
Forfeited	(95)	17.84
Non-vested at September 30, 2021	1,303	$17.60
(1) The weighted average grant date fair value of the PRSUs is calculated using the grant date fair value of each award at the target level of attainment which may differ from the grant date fair value associated with the probable outcome of each award at the reporting date.
As of September 30, 2021, there was $6 million of unrecognized share-based compensation expense related to PRSUs, which is expected to be recognized over a period of 2.2 years or 1.8 years on a weighted average basis.

Stock Bonus Program
In fiscal 2021, the Company adopted the Avaya Holdings Corp. Fiscal 2021 Stock Bonus Program (“Stock Bonus Program”) under which certain employees were able to select to receive a specified percentage of their fiscal 2021 earned annual incentive bonus in the form of fully vested shares of the Company’s common stock in lieu of cash. A maximum number of 250,000 shares can be issued under the Stock Bonus Program. The number of shares issuable under the Stock Bonus Program will be determined based on the attainment of specified annual performance targets and the weighted average closing price of the Company's common stock over a specified 5-trading day period. The Stock Bonus Program is classified as a liability. The Company records compensation cost over the fiscal year for the expected dollar value of the award and will adjust compensation expense for the awards based on its best estimate of attainment of its performance conditions. The cumulative effect of a change in the estimated value of the award will be recognized as an adjustment to earnings in the period of the revision.
Stock Options
The Black-Scholes option pricing model was used to value all options granted in fiscal 2020. The weighted average grant date fair value of options granted in fiscal 2020 was $6.11. There were no options granted during fiscal 2021 or 2019. The weighted average grant date assumptions used in calculating the fair value of options granted in fiscal 2020 were as follows:

Fiscal year ended September 30, 2020
Exercise price	$11.38
Expected volatility(1)	56.76%
Expected life (in years)(2)	5.97
Risk-free interest rate(3)	1.71%
Dividend yield(4)	—%
(1) Expected volatility based on peer group companies adjusted for the Company's leverage.
(2) Expected life based on the vesting terms of the option and a contractual life of ten years.
(3) Risk-free interest rate based on U.S. Treasury yields with a term equal to the expected option term.
(4) Dividend yield was assumed to be zero as the Company does not anticipate paying dividends on its common stock.
A summary of option activity for fiscal 2021 is presented below:

	Options (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In thousands)
Outstanding at September 30, 2020	942	$18.13
Exercised	(409)	19.53
Forfeited or expired	(102)	13.25
Outstanding at September 30, 2021	431	$17.95	5.0	$802

Exercisable at September 30, 2021	431	$17.95	5.0	$802
The intrinsic value is the difference between the Company's common stock price and the option exercise price. During fiscal 2021, there were 408,990 stock options exercised with a weighted average exercise price of $19.53. There were no stock options exercised during fiscal 2020 and 2019. The total pretax intrinsic value of stock options exercised during fiscal 2021 was $5 million. The total grant date fair value of stock options vested during fiscal 2021, 2020 and 2019 was $1 million, $2 million and $4 million, respectively.
Employee Stock Purchase Plan
On January 8, 2020, the Board approved the Avaya Holdings Corp. 2020 Employee Stock Purchase Plan ("ESPP"). A maximum of 5,500,000 shares of the Company's common stock has been reserved for issuance under the ESPP. Under the ESPP, eligible employees may purchase the Company's common stock through payroll deductions at a discount not to exceed 15% of the lower of the fair market values of the Company's common stock as of the beginning or end of each 3-month offering period. Payroll deductions are limited to 10% of the employee's eligible compensation and a maximum of 6,250 shares of the Company's common stock may be purchased by an employee each offering period. During fiscal 2021, the Company withheld $13 million of eligible employee compensation for purchases of common stock and issued 760,701 shares of common stock under the ESPP. As of September 30, 2021, 4,534,854 shares of common stock were available for future issuance under the ESPP.
The grant date fair value for shares issued under the ESPP is measured on the date that each offering period commences. The average grant date fair value for the offering periods that commenced during fiscal 2021 and 2020 was $6.08 and $4.99 per share, respectively. The grant date fair value was determined using a Black-Scholes option pricing model with the following average grant date assumptions:

	Fiscal years ended September 30,
	2021	2020
Expected volatility(1)	49.15%	93.51%
Risk-free interest rate(2)	0.05%	0.13%
Dividend yield(3)	—%	—%
(1) Expected volatility based on the Company's historical data.
(2) Risk-free interest rate based on U.S. Treasury yields with a term equal to the length of the offering period.
(3) Dividend yield was assumed to be zero as the Company does not anticipate paying dividends on its common stock.
As of September 30, 2021, there was $0.4 million of unrecognized share-based compensation expense related to the ESPP, which is expected to be recognized over a period of 0.2 years.
17. Capital Stock
Preferred Stock
The Company's certificate of incorporation authorizes it to issue up to 55,000,000 shares of preferred stock with a par value of $0.01 per share.
On October 31, 2019, the Company issued 125,000 shares of its 3% Series A Convertible Preferred Stock, par value $0.01 per share ("Series A Preferred Stock"), to RingCentral for an aggregate purchase price of $125 million. The Series A Preferred Stock is convertible into shares of the Company's common stock at an initial conversion price of $16.00 per share, which represents an approximately 9% interest in the Company's common stock on an as-converted basis as of September 30, 2021, assuming no holders of options, warrants, convertible notes or similar instruments exercise their exercise or conversion rights. The holders of the Series A Preferred Stock are entitled to vote, on an as-converted basis, together with holders of the Company's common stock on all matters submitted to a vote of the holders of the common stock. Holders of the Series A Preferred Stock are entitled to receive dividends, in preference and priority to holders of the Company's common stock, which accrue on a daily basis at the rate of 3% per annum of the stated value of the Series A Preferred Stock. The stated value of the Series A Preferred Stock was initially $1,000 per share and will be increased by the sum of any dividends on such shares not paid in cash. These dividends are cumulative and compound quarterly. The holders of the Series A Preferred Stock participate in any dividends the Company pays on its common stock, equal to the dividend which holders would have received if their Series A Preferred Stock had been converted into common stock on the date such common stock dividend was determined. In the event the Company is liquidated or dissolved, the holders of the Series A Preferred Stock are entitled to receive an amount equal to the liquidation preference (which equals the then stated value plus any accrued and unpaid dividends) for each share of Series A Preferred Stock before any distribution is made to holders of the Company's common stock.
The Series A Preferred Stock are redeemable at the Company's election upon the termination of the Framework Agreement. In addition, the holders of the Series A Preferred Stock have certain rights to require the Company to redeem or put rights to require the Company to repurchase all or any portion of the Series A Preferred Stock. The holders can exercise such redemption rights, upon at least 21 days' notice, after the termination of the Framework Agreement or upon the occurrence of certain events. If and to the extent the redemption right is exercised, the Company would be required to purchase each share of Series A Preferred Stock at the per share price equal to the stated value of the Series A Preferred Stock which will be increased by the sum of any dividends on such shares that have accrued and have been paid in kind, plus all accrued but unpaid dividends. Given that the holders of the Series A Preferred Stock may require the Company to redeem all or a portion of its shares, the Series A Preferred Stock is classified in the mezzanine section of the Consolidated Balance Sheets between Total liabilities and Stockholders' equity. During fiscal 2021 and 2020, the carrying value of the Series A Preferred Stock increased $2 million and $3 million due to accreted dividends paid in kind, respectively. As of September 30, 2021, the carrying value of the Series A Preferred Stock was $130 million, which includes $5 million of accreted dividends paid in kind.
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
As of September 30, 2021 and 2020, there were 125,000 shares of preferred stock outstanding.
Common Stock
The Company's certificate of incorporation authorizes it to issue up to 550,000,000 shares of common stock with a par value of $0.01 per share. As of September 30, 2021 and 2020, there were 84,115,602 and 83,278,383 shares issued and outstanding, respectively.
The Company maintains a warrant repurchase program that authorizes the Company to repurchase Emergence Date Warrants for an aggregate expenditure of up to $15 million. The repurchases may be made from time to time in the open market, through block trades or in privately negotiated transactions. The Company may adopt one or more purchase plans pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in order to implement the warrant repurchase program. The warrant repurchase program does not obligate the Company to purchase any warrants and may be terminated, increased or decreased by the Board of Directors in its discretion at any time. As of September 30, 2021, there were no warrant repurchases under the program.
The Company maintains a share repurchase program authorizing the Company to repurchase the Company's common stock for an aggregate expenditure of up to $500 million. The repurchases may be made from time to time in the open market, through block trades or in privately negotiated transactions. The Company adopted purchase plans pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, to implement the share repurchase program. The share repurchase program does not obligate the Company to purchase any common stock and may be terminated, increased or decreased by the Board of Directors in its discretion at any time. All shares that are repurchased under the program are retired by the Company. During fiscal 2021 and 2020, the Company repurchased 1,472,536 and 28,923,664 shares of its common stock, respectively, at a weighted average price per share of $25.48 and $11.41, respectively, including transaction costs. As of September 30, 2021, the remaining authorized amount for share repurchases under this program was $132 million.
18. Loss Per Common Share
Basic earnings (loss) per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share reflects the potential dilution that would occur if equity awards granted under the Company's various share-based compensation plans were vested or exercised; if the Company’s Series A Preferred Stock were converted into shares of the Company’s common stock; if the Company's Convertible Notes or the warrants the Company sold to purchase up to 12.6 million shares of its common stock in connection with the issuance of Convertible Notes ("Call Spread Warrants") were exercised; and/or if the Emergence Date Warrants were exercised, resulting in the issuance of common shares that would participate in the earnings of the Company. In periods with net losses, no incremental shares are reflected as their effect would be anti-dilutive.

The following table sets forth the calculation of net loss attributable to common stockholders and the computation of basic and diluted loss per share for the periods indicated:

	Fiscal years ended September 30,
(In millions, except per share amounts)	2021	2020	2019
Loss per share:
Numerator
Net loss	$(13)	$(680)	$(671)
Dividends and accretion to preferred stockholders	(4)	(7)	—
Undistributed loss	(17)	(687)	(671)
Percentage allocated to common stockholders(1)	100.0%	100.0%	100.0%
Numerator for basic and diluted loss per common share	$(17)	$(687)	$(671)

Denominator for basic and diluted loss per weighted average common shares	84.5	92.2	110.8

Loss per common share
Basic	$(0.20)	$(7.45)	$(6.06)
Diluted	$(0.20)	$(7.45)	$(6.06)

(1) Basic weighted average common stock outstanding	84.5	92.2	110.8
Basic weighted average common stock and common stock equivalents (preferred shares)	84.5	92.2	110.8
Percentage allocated to common stockholders	100.0%	100.0%	100.0%
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
For fiscal 2021, the Company excluded 2.7 million RSUs, 0.4 million stock options, 0.2 million shares issuable under the ESPP, 5.6 million Emergence Date Warrants, and 0.1 million shares of Series A Preferred Stock from the diluted loss per share calculation as their effect would have been anti-dilutive. The Company also excluded 1.5 million PRSUs from the diluted loss per share calculation as their performance metrics have not been attained or their effect would have been anti-dilutive. For fiscal 2020, the Company excluded 2.7 million RSUs, 0.9 million stock options, 0.2 million shares issuable under the ESPP, 5.6 million Emergence Date Warrants, and 0.1 million shares of Series A Preferred Stock from the diluted loss per share calculation as their effect would have been anti-dilutive. The Company also excluded 1.0 million PRSUs from the diluted loss per share calculation as their performance metrics have not been attained or their effect would have been anti-dilutive. For fiscal 2019, the Company excluded 2.8 million RSUs, 0.9 million stock options, and 5.6 million Emergence Date Warrants from the diluted loss per share calculation as their effect would have been anti-dilutive. The Company also excluded 0.5 million PRSUs from the diluted loss per share calculation as their performance metrics have not been attained.
The Company's Convertible Notes and Call Spread Warrants were also excluded from the diluted loss per share calculation for fiscal 2021, 2020, and 2019 as their effect would have been anti-dilutive. For purposes of considering the Convertible Notes in determining diluted loss per share, the Company has the ability and current intent to settle conversions of the Convertible Notes through combination settlement by repaying the principal portion in cash and any excess of the conversion value over the principal amount (the "Conversion Premium") in shares of the Company's common stock. Therefore, if it would have a dilutive impact, only the impact of the Conversion Premium will be included in diluted weighted average shares outstanding using the treasury stock method. The Call Spread Warrants will not be considered in calculating diluted weighted average shares outstanding until the price per share of the Company’s common stock exceeds the strike price of $37.3625 per share. When the price per share of the Company’s common stock exceeds the strike price per share of the Call Spread Warrants, the effect of the additional shares that may be issued upon exercise of the Call Spread Warrants will be included in diluted weighted average shares outstanding using the treasury stock method.

19. Operating Segments
The Products & Solutions segment primarily develops, markets, and sells unified communications and collaboration and contact center solutions, offered on-premise, in the cloud, or as a hybrid solution. These integrate multiple forms of communications, including telephony, email, instant messaging and video. The Services segment develops, markets and sells comprehensive end-to-end global service offerings that enable customers to evaluate, plan, design, implement, monitor, manage and optimize complex enterprise communications networks. Revenue from customers who upgrade and acquire new technology through the Company's subscription offerings is reported within the Services segment.
The Company’s chief operating decision maker makes financial decisions and allocates resources based on segment profit information obtained from the Company’s internal management systems. Management does not include in its segment measures of profitability selling, general and administrative expenses, research and development expenses, amortization of intangible assets, and certain discrete items, such as fair value adjustments recognized upon emergence from bankruptcy, charges relating to restructuring actions, and impairment charges as these costs are not core to the measurement of segment performance, but rather are controlled at the corporate level.
Summarized financial information relating to the Company's operating segments is shown in the following table for the periods indicated:

	Fiscal years ended September 30,
(In millions)	2021	2020	2019
REVENUE
Products & Solutions	$992	$1,074	$1,228
Services	1,982	1,805	1,680
Unallocated Amounts (1)	(1)	(6)	(21)
	$2,973	$2,873	$2,887
GROSS PROFIT
Products & Solutions	$594	$669	$791
Services	1,230	1,092	996
Unallocated Amounts (2)	(174)	(181)	(212)
	1,650	1,580	1,575
OPERATING EXPENSES
Selling, general and administrative	1,053	1,013	1,001
Research and development	228	207	204
Amortization of intangible assets	159	161	162
Impairment charges	—	624	659
Restructuring charges, net	30	30	22
	1,470	2,035	2,048
OPERATING INCOME (LOSS)	180	(455)	(473)
INTEREST EXPENSE AND OTHER INCOME, NET	(178)	(163)	(196)
INCOME (LOSS) BEFORE INCOME TAXES	$2	$(618)	$(669)
(1)     Unallocated amounts in Revenue represent the fair value adjustment to deferred revenue recognized upon emergence from bankruptcy and excluded from segment revenue.
(2)     Unallocated amounts in Gross Profit mainly include the effect of the amortization of technology intangibles and the fair value adjustments recognized upon emergence from bankruptcy which are excluded from segment gross profit.

	As of September 30,
(In millions)	2021	2020
ASSETS:
Products & Solutions	$32	$31
Services	1,499	1,501
Unallocated Assets (1)	4,454	4,699
Total	$5,985	$6,231
(1)Unallocated Assets consist of cash and cash equivalents, accounts receivable, contract assets, contract costs, deferred income tax assets, property, plant and equipment, operating lease right-of-use assets, acquired intangible assets and other assets. Unallocated Assets are managed at the corporate level and are not identified with a specific segment.
Geographic Information
Financial information relating to the Company’s long-lived assets by geographic area is as follows:

	As of September 30,
(In millions)	2021	2020
LONG-LIVED ASSETS(1)
U.S.	$209	$191
International:
EMEA	60	57
APAC—Asia Pacific	19	13
Americas International—Canada and Latin America	7	7
Total International	86	77
Total	$295	$268
(1)Represents property, plant and equipment, net.
See Note 4, "Contracts with customers" for financial information relating to the Company's revenue by geographic area.
20.     Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) for the periods indicated were as follows:

(In millions)	Change in Unamortized Pension, Post-retirement and Postemployment Benefit-related Items	Foreign Currency Translation	Unrealized Loss on Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss)
Balance as of September 30, 2018	$51	$(31)	$(2)	$18
Other comprehensive (loss) income before reclassifications	(186)	24	(87)	(249)
Amounts reclassified to earnings	—	—	10	10
Benefit from income taxes	29	—	19	48
Balance as of September 30, 2019	$(106)	$(7)	$(60)	$(173)
Other comprehensive loss before reclassifications	(2)	(66)	(69)	(137)
Amounts reclassified to earnings	—	27	35	62
Benefit from income taxes	—	—	3	3
Balance as of September 30, 2020	$(108)	$(46)	$(91)	$(245)
Other comprehensive income before reclassifications	110	9	9	128
Amounts reclassified to earnings	(18)	—	51	33
Provision for income taxes	(4)	—	(3)	(7)
Balance as of September 30, 2021	$(20)	$(37)	$(34)	$(91)
Reclassifications from Accumulated other comprehensive income (loss) related to changes in unamortized pension, post-retirement and post-employment benefit-related items are recorded in Other income, net. Reclassifications from Accumulated other comprehensive income (loss) related to the unrealized loss on interest rate swap agreements are recorded in Interest expense. Reclassifications from Accumulated other comprehensive income (loss) related to foreign currency translation reflect the impact of certain liquidated entities and are recorded in Other income, net.
21. Related Party Transactions
As of September 30, 2021, the Company's Board of Directors was comprised of eight directors, including the Company's Chief Executive Officer, James M. Chirico, Jr., and seven non-employee directors, William D. Watkins, Stephan Scholl, Susan L. Spradley, Stanley J. Sutula III, Robert Theis, Scott D. Vogel and Jacqueline E. Yeaney. Robert Theis, who is an independent director of RingCentral, attends the Company's Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee as a non-voting member.
Specific Arrangements Involving the Company’s Current Directors and Executive Officers
During fiscal 2020, Stephan Scholl assumed the role of Chief Executive Officer of Alight Solutions LLC ("Alight"), a provider of integrated benefits, payroll and cloud solutions, and he also serves on its board of directors. During fiscal 2021 and 2020, the Company purchased goods and services from subsidiaries of Alight of $4 million and $5 million, respectively. As of September 30, 2021, outstanding accounts payable due to Alight were not material. As of September 30, 2020, the Company had outstanding accounts payable due to Alight of $1 million.
22. Commitments and Contingencies
Legal Proceedings
In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations and proceedings, including but not limited to, those relating to intellectual property, commercial, employment, environmental indemnity and regulatory matters. The Company records accruals for legal contingencies to the extent that it has concluded that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. When a material loss contingency is reasonably possible but not probable, we do not record a liability, but instead disclose the nature and the amount of the claim, and an estimate of the loss or range of loss, if such an estimate can be made.
Other than as described below, in the opinion of the Company's management, while the outcome of these matters is uncertain, the likely results of these matters are not expected, either individually or in the aggregate, to have a material adverse effect on the Company's financial position, results of operations or cash flows. However, an unfavorable resolution could have a material adverse effect on the Company's financial position, results of operations or cash flows in the periods in which the matters are ultimately resolved, or in the periods in which more information is obtained that changes management's opinion of the ultimate disposition.
On January 14, 2020, Solaborate Inc. and Solaborate LLC (collectively, “Solaborate”) filed suit against the Company in California Superior Court in San Bernardino County. The dispute concerns activities related to the Company’s development of the CU360 collaboration unit. Solaborate alleges breach of contract, trade secret misappropriation, and unfair business practices, among other causes of action. The Company has cross-claimed, alleging promissory fraud and negligent misrepresentation by Solaborate. As of September 30, 2021, the suit remains in the discovery phase and a trial is scheduled for April 11, 2022. Solaborate has not yet disclosed the amount of damages it seeks, which may include actual and punitive damages and equitable relief. While the Company intends to vigorously defend its interests and pursue the Company’s claims against Solaborate, at this time an outcome cannot be predicted as (i) discovery is not yet complete; (ii) the matter presents legal uncertainties; (iii) there are significant facts in dispute; and (iv) there is a wide range of potential outcomes. As a result, the Company is not able to reasonably estimate the possible loss, or range of loss.
Product Warranties
The Company recognizes a liability for the estimated costs that may be incurred to remedy certain deficiencies of quality or performance of the Company’s products. These product warranties extend over a specified period of time, generally ranging up to two years from the date of sale depending upon the product subject to the warranty. The Company accrues a provision for estimated future warranty costs based upon the historical relationship of warranty claims to sales. The Company periodically reviews the adequacy of its product warranties and adjusts, if necessary, the warranty percentage and accrued warranty reserve, which is included in other current and non-current liabilities in the Consolidated Balance Sheets, for actual experience. As of both September 30, 2021 and 2020, the amount reserved for product warranties was $2 million. For fiscal 2021, 2020 and 2019, product warranty expense recorded in the Consolidated Statements of Operations was $4 million, $4 million and $3 million, respectively.
Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements
Letters of Credit and Guarantees
The Company provides guarantees, letters of credit and surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company's performance in accordance with contractual or legal obligations. As of September 30, 2021, the maximum potential payment obligation with regards to letters of credit, guarantees and surety bonds was $64 million. The outstanding letters of credit are collateralized by restricted cash of $4 million which is included in Other assets on the Consolidated Balance Sheets as of September 30, 2021.
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
The following presents:
(1)the Parent Company only statements of financial position as of September 30, 2021 and 2020, and;
(2)the statements of operations, comprehensive income (loss) and cash flows for the fiscal years ended September 30, 2021, 2020 and 2019.

Avaya Holdings Corp.
Parent Company Only
Condensed Statements of Financial Position
(In millions)

	As of September 30,
	2021	2020
ASSETS
Investment in Avaya Inc.	$1,060	$888
TOTAL ASSETS	$1,060	$888

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Long-term debt	$311	$291
Other liabilities	227	233
TOTAL LIABILITIES	538	524
Commitments and contingencies
Convertible series A preferred stock; 125,000 shares issued and outstanding at September 30, 2021 and 2020	130	128
TOTAL STOCKHOLDERS' EQUITY	392	236
TOTAL LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY	$1,060	$888

Avaya Holdings Corp.
Parent Company Only
Condensed Statements of Operations
(In millions, except per share amounts)

	Fiscal years ended September 30,
	2021	2020	2019
Equity in net income (loss) of Avaya Inc.	$19	$(616)	$(672)
Selling, general and administrative	(3)	(35)	(3)
Interest expense	(28)	(26)	(25)
Other (expense) income, net	(1)	(3)	29
LOSS BEFORE INCOME TAXES	(13)	(680)	(671)
Provision for income taxes	—	—	—
NET LOSS	(13)	(680)	(671)
Less: Dividends and accretion on Series A preferred stock	(4)	(7)	—
Undistributed loss	(17)	(687)	(671)
Percentage allocated to common stockholders	100.0%	100.0%	100.0%
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(17)	$(687)	$(671)

LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS
Basic	$(0.20)	$(7.45)	$(6.06)
Diluted	$(0.20)	$(7.45)	$(6.06)
Weighted average shares outstanding
Basic	84.5	92.2	110.8
Diluted	84.5	92.2	110.8

Avaya Holdings Corp.
Parent Company Only
Condensed Statements of Comprehensive Income (Loss)
(In millions)

	Fiscal years ended September 30,
	2021	2020	2019
Net loss	$(13)	$(680)	$(671)
Equity in other comprehensive income (loss) of Avaya Inc.	154	(72)	(191)
Comprehensive income (loss)	$141	$(752)	$(862)

Avaya Holdings Corp.
Parent Company Only
Condensed Statements of Cash Flows
(In millions)

	Fiscal years ended September 30,
	2021	2020	2019
OPERATING ACTIVITIES:
Net loss	$(13)	$(680)	$(671)
Adjustments to reconcile net loss to net cash used for operating activities:
Equity in net (income) loss of Avaya Inc.	(19)	616	672
Share-based compensation	2	2	2
Amortization of debt issuance costs	20	18	17
Change in fair value of emergence date warrants	1	3	(29)
Changes in operating assets and liabilities	—	—	9
Net cash used for operating activities	(9)	(41)	—
INVESTING ACTIVITIES:
Net cash used for investing activities	—	—	—
FINANCING ACTIVITIES:
Proceeds from intercompany borrowings	48	371	—
Repayment of intercompany borrowings	—	(121)	—
Proceeds from issuance of Series A Preferred Stock, net of issuance costs of $4	—	121	—
Shares repurchased under the share repurchase program	(37)	(330)	—
Preferred stock dividends paid	(2)	—	—
Net cash provided by financing activities	9	41	—
Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
As of September 30, 2021, the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, that evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
The Company’s management, including the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, management has concluded that its internal control over financial reporting was effective as of September 30, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended September 30, 2021.

Item 11.	Executive Compensation
Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended September 30, 2021.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended September 30, 2021.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended September 30, 2021.

Item 14.	Principal Accountant Fees and Services
Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended September 30, 2021.

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
INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Second Amended Joint Chapter 11 Plan of Reorganization of Avaya Inc. and its Debtor Affiliates	10-12B	001-38289	2.1	December 15, 2017
3.1	Amended and Restated Certificate of Incorporation of Avaya Holdings Corp.	10-12B	001-38289	3.1	December 15, 2017
3.2	Certificate of Designations of the Series A Convertible Preferred Stock	8-K	001-38289	3.1	October 31, 2019
3.3	Amended and Restated Bylaws of Avaya Holdings Corp.	8-K	001-38289	3.1	May 13, 2021
4.1	Form of Certificate of Common Stock of Avaya Holdings Corp.	10-12B	001-38289	4.1	December 15, 2017
4.2	Form of Registration Rights Agreement between Avaya Holdings Corp. and the stockholders party thereto	10-12B	001-38289	4.2	December 15, 2017
4.3	Description of Capital Stock	10-K	001-38289	4.3	November 29, 2019
4.4	Warrant Agreement, dated as of December 15, 2017, between Avaya Holdings Corp. and American Stock Transfer & Trust Company, LLC	10-12B	001-38289	4.6	December 15, 2017
4.5	Form of Warrant Certificate	10-12B	001-38289	4.7	December 15, 2017
4.6	Indenture, dated June 11, 2018, by and between Avaya Holdings Corp. and The Bank of New York Mellon Trust Company, N.A.	8-K	001-38289	4.1	June 12, 2018
4.7	Indenture, dated September 25, 2020, among Avaya Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee and notes collateral agent	10-K	001-38289	4.7	November 25, 2020
10.1	Investment Agreement, dated as of October 3, 2019, by and between Avaya Holdings Corp. and RingCentral, Inc.	8-K	001-38289	10.1	October 3, 2019
10.2	Investor Rights Agreement, dated October 31, 2019, by and between Avaya Holdings Corp. and RingCentral, Inc.	8-K	001-38289	10.1	October 31, 2019
10.3 +	First Amended and Restated Framework Agreement, dated as of February 10, 2020, by and between Avaya Inc. and RingCentral, Inc.	10-Q	001-38289	10.1	February 10, 2020
10.4	Term Loan Credit Agreement, dated as of December 15, 2017, by and among Avaya Inc., Avaya Holdings Corp., Goldman Sachs Bank USA, as administrative agent and collateral agent, the subsidiary guarantors party thereto and each lender from time to time party thereto	10-12B	001-38289	10.5	December 22, 2017

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.5	Amendment No. 1, dated as of June 18, 2018, to the Term Loan Credit Agreement, dated as of December 15, 2017, among Avaya Inc., as borrower, Avaya Holdings Corp., the lenders from time to time party thereto, Goldman Sachs Bank USA, as the Administrative Agent and the Collateral Agent, and the other parties from time to time party thereto	8-K	001-38289	10.1	June 20, 2018
10.6	Amendment No. 2, dated as of September 25, 2020, to the Term Loan Credit Agreement, dated as of December 15, 2017, among Avaya Inc., as borrower, Avaya Holdings Corp., the lenders from time to time party thereto, Goldman Sachs Bank USA, as the Administrative Agent and the Collateral Agent, and the other parties from time to time party thereto	10-K	001-38289	10.6	November 25, 2020
10.7	Amendment No. 3, dated as of February 24, 2021, to the Term Loan Credit Agreement, dated as of December 15, 2017, among Avaya Inc., as borrower, Avaya Holdings Corp., the lenders from time to time party thereto, Goldman Sachs Bank USA, as the Administrative Agent and the Collateral Agent, and the other parties from time to time party thereto	10-Q	001-38289	10.1	May 10, 2021
10.8	ABL Credit Agreement, dated as of December 15, 2017, among Avaya Inc., Avaya Holdings Corp., Avaya Canada Corp., Avaya UK, Avaya International Sales Limited, Avaya Deutschland GmbH, Avaya GmbH & Co. KG, Citibank, N.A. as collateral agent and administrative agent, the lending institutions from time to time party thereto and the lending institutions named therein as letters of credit issuers and swing line lenders	10-12B	001-38289	10.6	December 22, 2017
10.9	Amendment No. 1, dated as of September 25, 2020, to the ABL Credit Agreement, dated as of December 15, 2017, among Avaya Inc., Avaya Holdings Corp., Avaya Canada Corp., Avaya UK, Avaya International Sales Limited, Avaya Deutschland GmbH, Avaya GmbH & Co. KG, Citibank, N.A. as collateral agent and administrative agent, the lending institutions from time to time party thereto and the lending institutions named therein as letters of credit issuers and swing line lenders	10-K	001-38289	10.8	November 25, 2020
10.10*	Avaya Holdings Corp. 2017 Equity Incentive Plan	10-12B	001-38289	10.7	December 15, 2017
10.11*	Form of Nonqualified Stock Option Emergence Award Agreement Pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan for James M. Chirico, Jr.	10-12B	001-38289	10.12	December 22, 2017
10.12*	Form of Nonqualified Stock Option Emergence Award Agreement Pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan for Senior Executives	10-12B	001-38289	10.13	December 22, 2017
10.13*	Form of Restricted Stock Unit Award Agreement pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan	10-Q	001-38289	10.1	August 14, 2018
10.14*	Form of Performance Restricted Stock Unit Award Agreement pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan	10-Q	001-38289	10.1	February 15, 2019

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.15*	Form of Performance Restricted Stock Unit Award Agreement for the Chief Executive Officer pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan	10-Q	001-38289	10.2	February 15, 2019
10.16*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan	10-Q	001-38289	10.1	May 15, 2018
10.17*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan	10-Q	001-38289	10.3	February 15, 2019
10.18*	Avaya Holdings Corp. 2019 Omnibus Inducement Equity Plan	S-8	333-234716	99.2	November 15, 2019
10.19*	Form of Restricted Stock Unit Award Agreement pursuant to the Avaya Holdings Corp. 2019 Omnibus Inducement Equity Plan	10-Q	001-38289	10.4	February 10, 2020
10.20*	Form of Nonqualified Stock Option Award Agreement Pursuant to the Avaya Holdings Corp. 2019 Omnibus Inducement Equity Plan	10-Q	001-38289	10.5	February 10, 2020
10.21*	Avaya Holdings Corp. 2019 Equity Incentive Plan	Sch 14A	333-234716	Annex B	January 17, 2020
10.22*	Form of Restricted Stock Unit Award Agreement pursuant to the Avaya Holdings Corp. 2019 Equity Incentive Plan	10-Q	001-38289	10.1	May 11, 2020
10.23*	Form of Performance Restricted Stock Unit Award Agreement pursuant to the Avaya Holdings Corp. 2019 Equity Incentive Plan	10-Q	001-38289	10.3	May 11, 2020
10.24*	Form of Restricted Stock Unit Award Agreement pursuant to the Avaya Holdings Corp. 2019 Equity Incentive Plan	10-K	001-38289	10.29	November 25, 2020
10.25*	Form of Performance Restricted Stock Unit Award Agreement pursuant to the Avaya Holdings Corp. 2019 Equity Incentive Plan	10-K	001-38289	10.30	November 25, 2020
10.26*	Form of Restricted Stock Unit Award Agreement pursuant to the Avaya Holdings Corp. 2019 Equity Incentive Plan	10-Q	001-38289	10.2	May 10, 2021
10.27*	Form of Non-Qualified Stock Option Award Agreement pursuant to the Avaya Holdings Corp. 2019 Equity Incentive Plan	10-Q	001-38289	10.3	May 10, 2021
10.28*	Form of Non-Employee Director Deferred Restricted Stock Unit Award Agreement pursuant to the Avaya Holdings Corp. 2019 Equity Incentive Plan	10-Q	001-38289	10.4	May 11, 2020
10.29*	Form of Performance Restricted Stock Unit Award Agreement pursuant to the Avaya Holding Corp. 2019 Equity Incentive Plan					X
10.30*	Avaya Holdings Corp. 2020 Employee Stock Purchase Plan	10-Q	001-38289	10.5	May 11, 2020
10.31*	Avaya Inc. Executive Annual Incentive Plan, effective March 7, 2018	8-K	001-38289	10.1	March 8, 2018
10.32*	Avaya Inc. Involuntary Separation Plan for Senior Executives, dated December 11, 2020	10-Q	001-38289	10.1	February 9, 2021
10.33*	Avaya Inc. Change in Control Severance Plan, dated May 16, 2018	8-K	001-38289	10.2	May 18, 2018
10.34*	First Amendment to Avaya Inc. Change in Control Severance Plan, dated May 16, 2018, effective February 11, 2019	10-Q	001-38289	10.4	February 15, 2019
10.35	Base Convertible Bond Hedge Confirmation, by and between Avaya Holdings Corp. and Barclays Bank PLC, dated June 6, 2018	8-K	001-38289	10.1	June 12, 2018

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.36	Base Convertible Bond Hedge Confirmation, by and between Avaya Holdings Corp. and Credit Suisse Capital LLC, dated June 6, 2018	8-K	001-38289	10.2	June 12, 2018
10.37	Base Convertible Bond Hedge Confirmation, by and between Avaya Holdings Corp. and JPMorgan Chase Bank, National Association, dated June 6, 2018	8-K	001-38289	10.3	June 12, 2018
10.38	Base Warrant Confirmation, by and between Avaya Holdings Corp. and Barclays Bank PLC, dated June 6, 2018	8-K	001-38289	10.4	June 12, 2018
10.39	Base Warrant Confirmation, by and between Avaya Holdings Corp. and Credit Suisse Capital LLC, dated June 6, 2018	8-K	001-38289	10.5	June 12, 2018
10.40	Base Warrant Confirmation, by and between Avaya Holdings Corp. and JPMorgan Chase Bank, National Association, dated June 6, 2018	8-K	001-38289	10.6	June 12, 2018
10.41	Additional Convertible Bond Hedge Confirmation, by and between Avaya Holdings Corp. and Barclays Bank PLC, dated June 26, 2018	8-K	001-38289	10.1	June 28, 2018
10.42	Additional Convertible Bond Hedge Confirmation, by and between Avaya Holdings Corp. and Credit Suisse Capital LLC, dated June 26, 2018	8-K	001-38289	10.2	June 28, 2018
10.43	Additional Convertible Bond Hedge Confirmation, by and between Avaya Holdings Corp. and JPMorgan Chase Bank, National Association, dated June 26, 2018	8-K	001-38289	10.3	June 28, 2018
10.44	Additional Warrant Confirmation, by and between Avaya Holdings Corp. and Barclays Bank PLC, dated June 26, 2018	8-K	001-38289	10.4	June 28, 2018
10.45	Additional Warrant Confirmation, by and between Avaya Holdings Corp. and Credit Suisse Capital LLC, dated June 26, 2018	8-K	001-38289	10.5	June 28, 2018
10.46	Additional Warrant Confirmation, by and between Avaya Holdings Corp. and JPMorgan Chase Bank, National Association, dated June 26, 2018	8-K	001-38289	10.6	June 28, 2018
10.47*	Executive Employment Agreement, dated November 13, 2017, between James M. Chirico, Jr. and Avaya Inc.	10-12B	001-38289	10.8	December 15, 2017
10.48*	Amendment No. 1 to Executive Employment Agreement, dated January 3, 2020, between James M. Chirico, Jr. and Avaya Inc.	8-K	001-38289	10.1	January 6, 2020
10.49*	Employment Offer Letter, dated January 30, 2019, between Kieran McGrath and Avaya Inc.	10-K	001-38289	10.38	November 29, 2019
10.50*	Employment Offer Letter, dated November 16, 2017, between Shefali Shah and Avaya Inc.	10-K	001-38289	10.39	November 29, 2019
10.51*	Employment Offer Letter, dated November 3, 2019, between Anthony F. Bartolo and Avaya Inc.	10-K	001-38289	10.53	November 25, 2020
10.52*	Employment Offer Letter, dated August 9, 2020, between Stephen D. Spears and Avaya Inc.	10-K	001-38289	10.54	November 25, 2020
10.53*	Form of Director and Officer Indemnification Agreement	10-12B	001-38289	10.1	December 22, 2017
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of James M. Chirico, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Kieran J. McGrath, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of James M. Chirico, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
32.2	Certification of Kieran J. McGrath, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover Page Interactive Data File (Formatted as Inline XBRL in Exhibit 101)					X
* Indicates management contract or compensatory plan or arrangement.
+ Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K, which portions will be furnished to the Securities and Exchange Commission upon request.
(c) Not applicable.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 22, 2021.

AVAYA HOLDINGS CORP.

By:	/s/ KEVIN SPEED
Name:	Kevin Speed
Title:	Global Vice President, Controller and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES M. CHIRICO, JR.	Director, President and Chief Executive Officer (Principal Executive Officer)	November 22, 2021
James M. Chirico, Jr.
/s/ KIERAN J. MCGRATH	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	November 22, 2021
Kieran J. McGrath
/s/ KEVIN SPEED	Global Vice President, Controller and Chief Accounting Officer	November 22, 2021
Kevin Speed
/s/ WILLIAM D. WATKINS	Chair of the Board of Directors	November 22, 2021
William D. Watkins
/s/ STEPHAN SCHOLL	Director	November 22, 2021
Stephan Scholl
/s/ SUSAN L. SPRADLEY	Director	November 22, 2021
Susan L. Spradley
/s/ STANLEY J. SUTULA, III	Director	November 22, 2021
Stanley J. Sutula, III
/s/ ROBERT THEIS	Director	November 22, 2021
Robert Theis
/s/ SCOTT D. VOGEL	Director	November 22, 2021
Scott D. Vogel
/s/ JACQUELINE E. YEANEY	Director	November 22, 2021
Jacqueline E. Yeaney