Form 10-Q
period 2021-12-31
Avaya Holdings Corp.
filed 2022-02-09
CIK 1418100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of January 31, 2022, 84,927,867 shares of common stock, $.01 par value, of the registrant were outstanding.

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

Avaya Holdings Corp.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three months ended December 31,
	2021	2020
REVENUE
Products	$231	$266
Services	482	477
	713	743
COSTS
Products:
Costs	111	105
Amortization of technology intangible assets	42	43
Services	191	179
	344	327
GROSS PROFIT	369	416
OPERATING EXPENSES
Selling, general and administrative	262	255
Research and development	61	55
Amortization of intangible assets	40	40
Restructuring charges, net	7	4
	370	354
OPERATING (LOSS) INCOME	(1)	62
Interest expense	(54)	(56)
Other income, net	7	—
(LOSS) INCOME BEFORE INCOME TAXES	(48)	6
Provision for income taxes	(18)	(10)
NET LOSS	$(66)	$(4)
LOSS PER SHARE
Basic	$(0.79)	$(0.06)
Diluted	$(0.79)	$(0.06)
Weighted average shares outstanding
Basic	84.7	83.8
Diluted	84.7	83.8
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(In millions)

	Three months ended December 31,
	2021	2020
Net loss	$(66)	$(4)
Other comprehensive income:
Pension, post-retirement and post-employment benefit-related items	(1)	12
Cumulative translation adjustment	13	(6)
Change in interest rate swaps	28	11
Other comprehensive income	40	17
Total comprehensive (loss) income	$(26)	$13
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share and share amounts)

	December 31, 2021	September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$354	$498
Accounts receivable, net	350	307
Inventory	49	51
Contract assets, net	548	518
Contract costs	121	117
Other current assets	124	100
TOTAL CURRENT ASSETS	1,546	1,591
Property, plant and equipment, net	296	295
Deferred income taxes, net	38	40
Intangible assets, net	2,154	2,235
Goodwill	1,480	1,480
Operating lease right-of-use assets	126	135
Other assets	247	209
TOTAL ASSETS	$5,887	$5,985
LIABILITIES
Current liabilities:
Accounts payable	$339	$295
Payroll and benefit obligations	131	193
Contract liabilities	332	360
Operating lease liabilities	48	49
Business restructuring reserves	18	19
Other current liabilities	201	181
TOTAL CURRENT LIABILITIES	1,069	1,097
Non-current liabilities:
Long-term debt	2,820	2,813
Pension obligations	630	648
Other post-retirement obligations	154	153
Deferred income taxes, net	48	53
Contract liabilities	304	305
Operating lease liabilities	95	102
Business restructuring reserves	22	25
Other liabilities	235	267
TOTAL NON-CURRENT LIABILITIES	4,308	4,366
TOTAL LIABILITIES	5,377	5,463
Commitments and contingencies (Note 18)
Preferred stock, $0.01 par value; 55,000,000 shares authorized at December 31, 2021 and September 30, 2021
Convertible series A preferred stock; 125,000 shares issued and outstanding at December 31, 2021 and September 30, 2021	130	130
STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; 550,000,000 shares authorized; 84,927,867 shares issued and outstanding at December 31, 2021; and 84,115,602 shares issued and outstanding at September 30, 2021	1	1
Additional paid-in capital	1,481	1,467
Accumulated deficit	(1,051)	(985)
Accumulated other comprehensive loss	(51)	(91)
TOTAL STOCKHOLDERS' EQUITY	380	392
TOTAL LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY	$5,887	$5,985
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In millions)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value
Balance as of September 30, 2021	84.1	$1	$1,467	$(985)	$(91)	$392
Issuance of common stock under the equity incentive plan and the Stock Bonus Program	0.9		5			5
Issuance of common stock under the employee stock purchase plan	0.2		3			3
Shares repurchased and retired for tax withholding on vesting of restricted stock units and Stock Bonus Program shares	(0.3)		(7)			(7)
Share-based compensation expense			14			14
Preferred stock dividends paid			(1)			(1)
Net loss				(66)		(66)
Other comprehensive income					40	40
Balance as of December 31, 2021	84.9	$1	$1,481	$(1,051)	$(51)	$380

Balance as of September 30, 2020	83.3	$1	$1,449	$(969)	$(245)	$236
Issuance of common stock under the equity incentive plan	0.3					—
Issuance of common stock under the employee stock purchase plan	0.3		3			3
Shares repurchased and retired for tax withholding on vesting of restricted stock units	(0.1)		(2)			(2)
Share-based compensation expense			14			14
Preferred stock dividends accrued			(1)			(1)
Adjustment for adoption of new accounting standard				(3)		(3)
Net loss				(4)		(4)
Other comprehensive income					17	17
Balance as of December 31, 2020	83.8	$1	$1,463	$(976)	$(228)	$260
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three months ended December 31,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(66)	$(4)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	104	103
Share-based compensation	14	14
Amortization of debt discount and issuance costs	7	7
Deferred income taxes, net	(4)	2
Change in fair value of emergence date warrants	(1)	5
Unrealized (gain) loss on foreign currency transactions	(2)	11
Other non-cash charges, net	2	—
Changes in operating assets and liabilities:
Accounts receivable	(44)	23
Inventory	1	2
Contract assets	(57)	(32)
Contract costs	(1)	(8)
Accounts payable	46	51
Payroll and benefit obligations	(70)	(57)
Business restructuring reserves	(3)	(4)
Contract liabilities	(28)	(56)
Other assets and liabilities	(9)	(9)
NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(111)	48
INVESTING ACTIVITIES:
Capital expenditures	(27)	(27)
NET CASH USED FOR INVESTING ACTIVITIES	(27)	(27)
FINANCING ACTIVITIES:
Principal payments for financing leases	(2)	(7)
Proceeds from other financing arrangements	—	1
Debt issuance costs	—	(2)
Proceeds from Employee Stock Purchase Plan	4	4
Proceeds from exercises of stock options	1	—
Preferred stock dividends paid	(1)	—
Shares repurchased for tax withholdings on vesting of restricted stock units and Stock Bonus Program shares	(7)	(2)
NET CASH USED FOR FINANCING ACTIVITIES	(5)	(6)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1)	9
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(144)	24
Cash, cash equivalents, and restricted cash at beginning of period	502	731
Cash, cash equivalents, and restricted cash at end of period	$358	$755
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Background and Basis of Presentation
Background
Avaya Holdings Corp. (the "Parent" or "Avaya Holdings"), together with its consolidated subsidiaries (collectively, the "Company" or "Avaya"), is a global leader in digital communications products, solutions and services for businesses of all sizes delivering its technology predominantly through software and services. Avaya builds innovative open, converged software solutions to enhance and simplify communications and collaboration in the cloud, on-premise or a hybrid of both. The Company's global team of professionals delivers services from initial planning and design, to implementation and integration, to ongoing managed operations, optimization, training and support. The Company manages its business operations in two segments, Products & Solutions and Services. The Company sells directly to customers through its worldwide sales force and indirectly through its global network of channel partners, including distributors, service providers, dealers, value-added resellers, system integrators and business partners that provide sales and services support.
Basis of Presentation
Avaya Holdings has no material assets or standalone operations other than its ownership of its direct wholly-owned subsidiary Avaya Inc. and its subsidiaries. The accompanying unaudited interim Condensed Consolidated Financial Statements reflect the operating results of Avaya Holdings and its consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial statements. The unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2021, included in the Company's Annual Report on Form 10-K filed with the SEC on November 22, 2021. In management's opinion, these unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary to fairly state the results of operations, financial position and cash flows for the periods indicated. The condensed consolidated results of operations for the interim periods reported are not necessarily indicative of the results for the entire fiscal year.
Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. The Company uses estimates to assess expected credit losses on its financial assets, sales returns and allowances, the use and recoverability of inventory, the realization of deferred tax assets, annual effective tax rate, the recoverability of long-lived assets, useful lives and impairment of tangible and intangible assets including goodwill, business restructuring reserves, pension and post-retirement benefit costs, the fair value of assets and liabilities in business combinations and the amount of exposure from potential loss contingencies, among others. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the Condensed Consolidated Financial Statements in the period they are determined to be necessary. Actual results could differ from these estimates. The spread of COVID-19, the effects on the Company's employees and the actions required to mitigate its impact have created substantial disruption to the global economy, which may affect management’s estimates and assumptions, in particular those that require a projection of our financial results, our cash flows or broader economic conditions. The COVID-19 pandemic did not have a material impact on the Company's operating results during the first quarter of fiscal 2022.
2. Recent Accounting Pronouncements
Recent Standards Not Yet Effective
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-06, "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity." This standard simplifies the accounting for convertible instruments and the application of the derivatives scope exception for contracts in an entity's own equity. The standard also amends the accounting for convertible instruments in the diluted earnings per share calculation and requires enhanced disclosures of convertible instruments and contracts in an entity's own equity. This standard is effective for the Company in the first quarter of fiscal 2023. The adoption may be applied on a modified or fully retrospective basis. An entity may also irrevocably elect the fair value option in accordance with Accounting Standards Codification ("ASC") 825 for any financial instrument that is a convertible security upon adoption of this standard. The Company is currently assessing the impact the new guidance will have on its Condensed Consolidated Financial Statements.
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
3. Contracts with Customers
Disaggregation of Revenue
The following tables provide the Company's disaggregated revenue for the periods presented:

	Three months ended December 31,
(In millions)	2021	2020
Revenue:
Products & Solutions	$231	$266
Services	482	477
Total revenue	$713	$743

	Three months ended December 31, 2021			Three months ended December 31, 2020
(In millions)	Products & Solutions	Services	Total	Products & Solutions	Services	Total
Revenue:
U.S.	$114	$261	$375	$126	$288	$414
International:
Europe, Middle East and Africa	65	127	192	92	103	195
Asia Pacific	32	49	81	29	46	75
Americas International - Canada and Latin America	20	45	65	19	40	59
Total International	117	221	338	140	189	329
Total revenue	$231	$482	$713	$266	$477	$743
Transaction Price Allocated to the Remaining Performance Obligations
The transaction price allocated to remaining performance obligations that were wholly or partially unsatisfied as of December 31, 2021 was $2.3 billion, of which 51% and 26% is expected to be recognized within 12 months and 13-24 months, respectively, with the remaining balance expected to be recognized thereafter. This excludes amounts for remaining performance obligations that are (1) for contracts recognized over time using the "right to invoice" practical expedient, (2) related to sales or usage based royalties promised in exchange for a license of intellectual property and (3) related to variable consideration allocated entirely to a wholly unsatisfied performance obligation.

Contract Balances
The following table provides information about accounts receivable, contract assets, contract costs and contract liabilities for the periods presented:

(In millions)	December 31, 2021	September 30, 2021	Increase (Decrease)
Accounts receivable, net	$350	$307	$43

Contract assets, net:
Current	$548	$518	$30
Non-current (Other assets)	116	88	28
	$664	$606	$58

Cost of obtaining a contract:
Current (Contract costs)	$91	$89	$2
Non-current (Other assets)	50	53	(3)
	$141	$142	$(1)

Cost to fulfill a contract:
Current (Contract costs)	$30	$28	$2

Contract liabilities:
Current	$332	$360	$(28)
Non-current	304	305	(1)
	$636	$665	$(29)
The increase in Accounts receivable is mainly related to the timing of customer payments. The increase in Contract assets was mainly driven by growth in the Company's subscription offerings. The decrease in Contract liabilities was mainly driven by anticipated declines in hardware maintenance and software support services as customers continue to transition to the Company's subscription hybrid offering. The decrease was also driven by revenue earned from the consideration advance received in connection with the strategic partnership with RingCentral, Inc. ("RingCentral"). During the three months ended December 31, 2021 and 2020, the Company did not record any asset impairment charges related to contract assets.
During the three months ended December 31, 2021 and 2020, the Company recognized revenue of $162 million and $223 million that had been previously recorded as a Contract liability as of October 1, 2021 and October 1, 2020, respectively. During the three months ended December 31, 2021 and 2020, the Company recognized a net (decrease) increase to revenue of $(2) million and $1 million, respectively, for performance obligations that were satisfied, or partially satisfied, in prior periods.
Contract Costs
The following table provides information regarding the location and amount for amortization of costs to obtain and costs to fulfill customer contracts recognized in the Company's Condensed Consolidated Statements of Operations for the periods presented:

	Three months ended December 31,
(In millions)	2021	2020
Costs to obtain customer contracts:
Selling, general and administrative	$44	$43
Revenue	4	1
Total Amortization	$48	$44

Costs to fulfill customer contracts:
Costs	$8	$4

Allowance for Credit Losses
The following table presents the change in the allowance for credit losses by portfolio segment for the period indicated:

	Accounts Receivable(1)	Short-term Contract Assets(2)	Long-term Contract Assets(3)	Total
Allowance for credit loss as of September 30, 2021	$4	$1	$1	$6
Adjustment to credit loss provision	1	—	—	1
Allowance for credit loss as of December 31, 2021	$5	$1	$1	$7
(1)Recorded within Accounts receivable, net on the Condensed Consolidated Balance Sheets.
(2)Recorded within Contract assets, net on the Condensed Consolidated Balance Sheets.
(3)Recorded within Other assets on the Condensed Consolidated Balance Sheets.
4. Goodwill and Intangible Assets, net
Goodwill
Goodwill is not amortized but is subject to periodic testing for impairment in accordance with GAAP at the reporting unit level. The Company's reporting units are subject to impairment testing annually, on July 1st, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
The Company determined that no events occurred or circumstances changed during the three months ended December 31, 2021 that would indicate that it is more likely than not that its goodwill was impaired. To the extent that business conditions deteriorate or if changes in key assumptions and estimates differ significantly from management's expectations, it may be necessary to record impairment charges in the future.
Intangible Assets, net
The Company's intangible assets consist of the following for the periods indicated:

(In millions)	Technology and Patents	Customer Relationships and Other Intangibles	Trademarks and Trade Names	Total
Balance as of December 31, 2021
Finite-lived intangible assets:
Cost	$972	$2,154	$42	$3,168
Accumulated amortization	(698)	(627)	(22)	(1,347)
Finite-lived intangible assets, net	274	1,527	20	1,821
Indefinite-lived intangible assets	—	—	333	333
Intangible assets, net	$274	$1,527	$353	$2,154
Balance as of September 30, 2021
Finite-lived intangible assets:
Cost	$971	$2,154	$42	$3,167
Accumulated amortization	(656)	(588)	(21)	(1,265)
Finite-lived intangible assets, net	315	1,566	21	1,902
Indefinite-lived intangible assets	—	—	333	333
Intangible assets, net	$315	$1,566	$354	$2,235
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
The Company determined that no events occurred or circumstances changed during the three months ended December 31, 2021 that would indicate that its finite-lived intangible assets may not be recoverable or that it is more likely than not that its indefinite-lived intangible asset, the Avaya Trade Name, was impaired. To the extent that business conditions deteriorate or if changes in key assumptions and estimates differ significantly from management's expectations, it may be necessary to record impairment charges in the future.

5. Supplementary Financial Information

The following table presents a summary of Other income, net for the periods indicated:

	Three months ended December 31,
(In millions)	2021	2020
OTHER INCOME, NET
Foreign currency losses, net	—	(2)
Other pension and post-retirement benefit credits, net	6	7
Change in fair value of emergence date warrants	1	(5)
Total other income, net	$7	$—

The following table presents supplemental cash flow information for the periods presented:

	Three months ended December 31,
(In millions)	2021	2020
OTHER PAYMENTS
Interest payments	$33	$33
Income tax payments	7	3

NON-CASH INVESTING ACTIVITIES
Decrease in Accounts payable for Capital expenditures	$(2)	$(1)
Acquisition of equipment under finance leases	—	2
During the three months ended December 31, 2021 and 2020, the Company made payments for operating lease liabilities of $15 million and $17 million, respectively, and recorded non-cash additions for operating lease right-of-use assets of $7 million and $11 million, respectively.
The following table presents a reconciliation of cash, cash equivalents, and restricted cash that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows for the periods presented:

(In millions)	December 31, 2021	September 30, 2021	December 31, 2020	September 30, 2020
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$354	$498	$750	$727
Restricted cash included in other assets	4	4	5	4
Total cash, cash equivalents, and restricted cash	$358	$502	$755	$731

6. Business Restructuring Reserves and Programs
The following table summarizes the restructuring charges by activity for the periods presented:

	Three months ended December 31,
(In millions)	2021	2020
Employee separation costs	$2	$1
Facility exit costs	5	3
Total restructuring charges	$7	$4
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
The following table summarizes the activity for employee separation costs recognized under the Company's restructuring programs for the three months ended December 31, 2021:

(In millions)	Fiscal 2022 Restructuring Program(2)	Fiscal 2021 Restructuring Program(3)	Fiscal 2020 and prior Restructuring Programs(3)	Total
Accrual balance as of September 30, 2021	$—	$14	$30	$44
Cash payments	—	(1)	(4)	(5)
Restructuring charges	1	—	—	1
Adjustments(1)	—	—	1	1
Impact of foreign currency fluctuations	—	—	(1)	(1)
Accrual balance as of December 31, 2021	$1	$13	$26	$40
(1) Includes changes in estimates for increases and decreases in costs related to the Company's restructuring programs, which are recorded in Restructuring charges, net in the Condensed Consolidated Statements of Operations in the period of the adjustment.
(2) Payments related to the fiscal 2022 restructuring program are expected to be completed in fiscal 2022.
(3) Payments related to the fiscal 2021 and fiscal 2020 and prior restructuring programs are expected to be completed in fiscal 2027.
7. Financing Arrangements
The following table reflects principal amounts of debt and debt net of discounts and issuance costs for the periods presented:

	December 31, 2021		September 30, 2021
(In millions)	Principal amount	Net of discounts and issuance costs	Principal amount	Net of discounts and issuance costs
Senior 6.125% Notes due September 15, 2028	$1,000	$986	$1,000	$986
Tranche B-1 Term Loans due December 15, 2027	800	781	800	780
Tranche B-2 Term Loans due December 15, 2027	743	737	743	736
Convertible 2.25% Senior Notes due June 15, 2023	350	316	350	311
Total Long-term debt	$2,893	$2,820	$2,893	$2,813
Term Loan and ABL Credit Agreements
As of December 31, 2021 and September 30, 2021, the Company maintained (i) its Term Loan Credit Agreement among Avaya Inc., as borrower, Avaya Holdings, the lending institutions from time to time party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent (the “Term Loan Credit Agreement”), and (ii) its ABL Credit Agreement, among Avaya Inc., as borrower, Avaya Holdings, the several other borrowers party thereto, the several lenders from time to time party thereto, and Citibank, N.A., as administrative agent and collateral agent, which provides a revolving credit facility consisting of a U.S. tranche and a foreign tranche allowing for borrowings of up to an aggregate principal amount of $200 million subject to borrowing base availability (the "ABL Credit Agreement"). The ABL Credit Agreement matures on September 25, 2025.
Prior to February 24, 2021, the Term Loan Credit Agreement matured in two tranches, with a principal amount of $843 million maturing on December 15, 2024 (the “Tranche B Term Loans”) and a principal amount of $800 million maturing on December 15, 2027 (the “Tranche B-1 Term Loans”). On February 24, 2021, the Company amended the Term Loan Credit Agreement, pursuant to which the Company prepaid, replaced and refinanced the Tranche B Term Loans outstanding with $100 million in cash and $743 million in principal amount of new first lien term loans due December 2027 (the “Tranche B-2 Term Loans”). The Tranche B-2 Term Loans bear interest at a rate with applicable margin of 3.00% per annum with respect to base rate borrowings and 4.00% per annum with respect to LIBOR borrowings.
For the three months ended December 31, 2021 and 2020, the Company recognized interest expense of $18 million and $20 million, respectively, related to the Term Loan Credit Agreement, including the amortization of the debt discount and issuance costs.
As of December 31, 2021, the Company had no borrowings outstanding under the ABL Credit Agreement. Under the terms of the ABL Credit Agreement, the Company can issue letters of credit up to $150 million. At December 31, 2021, the Company had issued and outstanding letters of credit and guarantees of $35 million under the ABL Credit Agreement. The aggregate additional principal amount that may be borrowed under the ABL Credit Agreement, based on the borrowing base less

$35 million of outstanding letters of credit and guarantees was $119 million at December 31, 2021. For both the three months ended December 31, 2021 and 2020, recognized interest expense related to the ABL Credit Agreement was not material.
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
For both the three months ended December 31, 2021 and 2020, the Company recognized interest expense of $16 million related to the Senior Notes, including the amortization of debt issuance costs.
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
For both the three months ended December 31, 2021 and 2020, the Company recognized interest expense of $7 million related to the Convertible Notes, which includes $5 million of amortization of the debt discount and issuance costs.
The net carrying amount of the Convertible Notes for the periods indicated was as follows:

(In millions)	December 31, 2021	September 30, 2021
Principal	$350	$350
Less:
Unamortized debt discount	(31)	(36)
Unamortized issuance costs	(3)	(3)
Net carrying amount	$316	$311
The weighted average contractual interest rate of the Company's outstanding debt was 6.5% as of both December 31, 2021 and September 30, 2021, including adjustments related to the Company's interest rate swap agreements (see Note 8, "Derivative Instruments and Hedging Activities"). The effective interest rate for the Term Loan Credit Agreement as of December 31, 2021 and September 30, 2021 was not materially different than its contractual interest rate including adjustments related to interest rate swap agreements designated as highly effective cash flow hedges. The effective interest rate for the Senior Notes as of December 31, 2021 and September 30, 2021 was not materially different than its contractual interest rate. The effective interest rate for the Convertible Notes as of both December 31, 2021 and September 30, 2021 was 9.2%, reflecting the separation of the conversion feature in equity. The effective interest rates include interest on the debt and amortization of discounts and issuance costs.
As of December 31, 2021, the Company was not in default under any of its debt agreements.
8. Derivative Instruments and Hedging Activities
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
On September 23, 2020, the Company entered into an interest rate swap agreement for a notional amount of $257 million (the “Offsetting Swap Agreement”). Under the terms of the Offsetting Swap Agreement, which matures on December 15, 2022, the Company pays a variable rate of interest based on one-month LIBOR and receives a fixed rate of 0.1745%. The Company entered into the Offsetting Swap Agreement to maintain a net notional amount less than the amount of the Company’s variable rate loans outstanding. The Offsetting Swap Agreement was not designated for hedge accounting treatment. On September 23, 2020, Original Swap Agreements with a notional amount of $257 million were also de-designated from hedge accounting treatment. As of December 31, 2021, Original Swap Agreements with a notional amount of $1,543 million continue to be designated as cash flow hedges and deemed highly effective as defined under ASC 815.
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
Based on the amount in Accumulated other comprehensive loss at December 31, 2021, approximately $43 million would be reclassified to Interest expense in the next twelve months.
It is management's intention that the net notional amount of interest rate swap agreements be less than or equal to the variable rate loans outstanding during the life of the derivatives.
Foreign Currency Forward Contracts
The Company, from time to time, utilizes foreign currency forward contracts primarily to hedge fluctuations associated with certain monetary assets and liabilities including receivables, payables and certain intercompany balances. These foreign currency forward contracts are not designated for hedge accounting treatment. As a result, changes in the fair value of these contracts are recorded as a component of Other income, net to offset the change in the value of the hedged assets and liabilities. As of December 31, 2021, the Company maintained open foreign currency forward contracts with a total notional value of $190 million, primarily hedging the British Pound Sterling, Japanese Yen, Mexican Peso, Czech Koruna, and Indian Rupee. As of September 30, 2021, the Company maintained open foreign currency forward contracts with a total notional value of $191 million, primarily hedging the British Pound Sterling, Indian Rupee, Czech Koruna and Mexican Peso.
Emergence Date Warrants
In accordance with the bankruptcy plan of reorganization adopted in connection with the Company's emergence from bankruptcy on December 15, 2017 (the "Plan of Reorganization"), the Company issued warrants to purchase 5,645,200 shares of the Company's common stock to the holders of the second lien obligations extinguished pursuant to the Plan of Reorganization (the "Emergence Date Warrants"). Each Emergence Date Warrant has an exercise price of $25.55 per share and expires on December 15, 2022. The Emergence Date Warrants contain certain derivative features that require them to be classified as a liability and for changes in the fair value of the liability to be recognized in earnings each reporting period. On November 14, 2018, the Company's Board of Directors approved a warrant repurchase program, authorizing the Company to repurchase up to $15 million worth of the Emergence Date Warrants. None of the Emergence Date Warrants have been exercised or repurchased as of December 31, 2021.
The fair value of the Emergence Date Warrants was determined using a probability weighted Black-Scholes option pricing model. This model requires certain input assumptions including risk-free interest rates, volatility, expected life and dividend rates. Selection of these inputs involves significant judgment. The fair value of the Emergence Date Warrants as of December 31, 2021 and September 30, 2021 was determined using the input assumptions summarized below:

	December 31, 2021	September 30, 2021
Expected volatility	52.53%	49.63%
Risk-free interest rates	0.37%	0.13%
Contractual remaining life (in years)	0.96	1.21
Price per share of common stock	$19.80	$19.79

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
Financial Statement Information Related to Derivative Instruments
The following table summarizes the fair value of the Company's derivatives on a gross basis, including accrued interest, segregated between those that are designated as hedging instruments and those that are not designated as hedging instruments:

		December 31, 2021		September 30, 2021
(In millions)	Balance Sheet Caption	Asset	Liability	Asset	Liability
Derivatives Designated as Hedging Instruments:
Interest rate contracts	Other assets	$18	$—	$6	$—
Interest rate contracts	Other current liabilities	—	39	—	43
Interest rate contracts	Other liabilities	—	—	—	10
		18	39	6	53
Derivatives Not Designated as Hedging Instruments:
Interest rate contracts	Other current liabilities	—	7	—	7
Interest rate contracts	Other liabilities	—	—	—	2
Foreign exchange contracts	Other current assets	1	—	—	—
Foreign exchange contracts	Other current liabilities	—	—	—	2
Emergence Date Warrants	Other current liabilities	—	8	—	—
Emergence Date Warrants	Other liabilities	—	—	—	9
		1	15	—	20
Total derivative fair value		$19	$54	$6	$73
The following table provides information regarding the location and amount of pre-tax gains (losses) for interest rate swaps designated as cash flow hedges:

	Three months ended December 31,
	2021		2020
(In millions)	Interest Expense	Other Comprehensive Income	Interest Expense	Other Comprehensive Income
Financial Statement Line Item in which Cash Flow Hedges are Recorded	$(54)	$40	$(56)	$17

Impact of cash flow hedging relationships:
Gain (loss) recognized in AOCI on interest rate swaps	—	15	—	(1)
Interest expense reclassified from AOCI	(13)	13	(12)	12

The following table provides information regarding the pre-tax gains (losses) for derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Operations:

		Three months ended December 31,
(In millions)	Location of Derivative Pre-tax Gain (Loss)	2021	2020
Emergence Date Warrants	Other income, net	$1	$(5)
Foreign exchange contracts	Other income, net	—	5

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

	December 31, 2021		September 30, 2021
(In millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the Condensed Consolidated Balance Sheets	$19	$54	$6	$73
Gross amount subject to offset in master netting arrangements not offset in the Condensed Consolidated Balance Sheets	(19)	(19)	(6)	(6)
Net amounts	$—	$35	$—	$67

9. Fair Value Measurements
Pursuant to the accounting guidance for fair value measurements, fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability. Considerable judgment was required in developing certain of the estimates of fair value and accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.
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
Level 3: Inputs that are unobservable to the extent that observable inputs are not available for the asset or liability at the measurement date.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and September 30, 2021 were as follows:

	December 31, 2021				September 30, 2021
	Fair Value Measurements Using				Fair Value Measurements Using
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Interest rate contracts	$18	$—	$18	$—	$6	$—	$6	$—
Foreign exchange contracts	1	—	1	—	—	—	—	—
Total assets	$19	$—	$19	$—	$6	$—	$6	$—

Liabilities:
Interest rate contracts	$46	$—	$46	$—	$62	$—	$62	$—
Foreign exchange contracts	—	—	—	—	2	—	2	—
Emergence Date Warrants	8	—	—	8	9	—	—	9
Total liabilities	$54	$—	$46	$8	$73	$—	$64	$9
Interest rate and foreign exchange contracts classified as Level 2 assets and liabilities are not actively traded and are valued using pricing models that use observable inputs.
Emergence Date Warrants classified as Level 3 liabilities are valued using a probability weighted Black-Scholes option pricing model which is further described in Note 8, "Derivative Instruments and Hedging Activities."

During the three months ended December 31, 2021 and 2020, there were no transfers into or out of Level 3. The activity related to the Company's Level 3 liability, the Emergence Date Warrants, relates to a change in fair value which was recorded in Other income, net.
Fair Value of Financial Instruments
The estimated fair values of the Company's Senior Notes, Term Loans and Convertible Notes as of December 31, 2021 and September 30, 2021 were as follows:

	December 31, 2021		September 30, 2021
(In millions)	Principal amount	Fair value	Principal amount	Fair value
Senior 6.125% Notes due September 15, 2028	$1,000	$1,064	$1,000	$1,053
Tranche B-1 Term Loans due December 15, 2027	800	803	800	802
Tranche B-2 Term Loans due December 15, 2027	743	744	743	745
Convertible 2.25% Senior Notes due June 15, 2023	350	373	350	368
Total	$2,893	$2,984	$2,893	$2,968
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
10. Income Taxes
The Company's effective income tax rate for the three months ended December 31, 2021 and 2020 differed from the U.S. federal tax rate by 59% or $28 million and 146% or $9 million, respectively, principally related to deferred taxes (including losses) generated for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized; and certain nondeductible expenses.
11. Benefit Obligations
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

The components of the pension and post-retirement net periodic benefit (credit) cost for the periods indicated are provided in the table below:

	Three months ended December 31,
(In millions)	2021	2020
Pension Benefits - U.S.
Components of net periodic benefit credit
Service cost	$1	$1
Interest cost	5	5
Expected return on plan assets	(12)	(13)
Net periodic benefit credit	$(6)	$(7)
Pension Benefits - Non-U.S.
Components of net periodic benefit cost
Service cost	$2	$2
Interest cost	1	1
Net periodic benefit cost	$3	$3
Post-retirement Benefits - U.S.
Components of net periodic benefit cost
Interest cost	1	2
Expected return on plan assets	—	(2)
Amortization of prior service credit	(1)	(1)
Amortization of actuarial loss	—	1
Net periodic benefit cost	$—	$—
The service components of net periodic benefit (credit) cost were recorded similar to compensation expense, while all other components were recorded in Other income, net.
The Company's general funding policy with respect to its U.S. qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations, or to directly pay benefits where appropriate. In March 2021, the American Rescue Plan Act (the "ARP Act") was signed into law, providing limited interest-rate relief provisions and an extended shortfall amortization period for pension funding and retirement plan distributions. As a result, the Company did not make any contributions to the U.S. pension plans during the three months ended December 31, 2021 and does not expect to make any contributions to the U.S. pension plans during the remainder of fiscal 2022.
Contributions to the non-U.S. pension plans were $4 million for the three months ended December 31, 2021. For the remainder of fiscal 2022, the Company estimates that it will make contributions totaling $21 million for non-U.S. plans.
Most post-retirement medical benefits are not pre-funded. Consequently, the Company makes payments directly to the claims administrator as retiree medical benefit claims are disbursed. These payments are funded by the Company up to the maximum contribution amounts specified in the plan documents and contract with the Communications Workers of America and the International Brotherhood of Electrical Workers, and contributions from the participants, if required. During the three months ended December 31, 2021, the Company made payments for retiree medical and dental benefits of $2 million and received reimbursements from the represented employees' post-retirement health trust of $2 million related to payments in prior periods. The Company estimates it will make payments for retiree medical and dental benefits totaling $9 million for the remainder of fiscal 2022.
12. Share-based Compensation
The Company maintains share-based compensation plans under which non-employee directors, employees of the Company or any of its affiliates, and certain consultants and advisors may be granted stock options, restricted stock, restricted stock units ("RSUs"), performance awards ("PRSUs") and other forms of awards granted or denominated in shares of the Company's common stock, as well as certain cash-based awards. Pre-tax share-based compensation expense for both the three months ended December 31, 2021 and 2020 was $14 million.
Restricted Stock Units
During the three months ended December 31, 2021, the Company granted 2,643,376 RSUs with a grant date fair value of $19.47 per RSU, and there were 637,550 RSUs that vested with a weighted average grant date fair value of $17.56 per RSU.

Performance Restricted Stock Units
During the three months ended December 31, 2021, the Company granted 669,228 PRSUs with a grant date fair value of $21.89 per PRSU. These PRSUs will vest based on the attainment of specified performance metrics for each of the next three separate fiscal years (collectively the "Performance Period"), as well as the achievement of total shareholder return over the Performance Period for the Company as compared to the total shareholder return for a specified index of companies over the same period. During the Performance Period, the Company will adjust compensation expense for the PRSUs based on its best estimate of attainment of the specified annual performance metrics. The cumulative effect on current and prior periods of a change in the estimated number of PRSUs that are expected to be earned during the Performance Period will be recognized as an adjustment to earnings in the period of the revision.
The grant date fair value of the PRSUs was determined using a Monte Carlo simulation model that incorporated multiple valuation assumptions, including the probability of achieving the total shareholder return market condition and the following assumptions:

Three months ended December 31, 2021
Expected volatility(1)	67.59%
Risk-free interest rate(2)	0.76%
Dividend yield(3)	—%
(1)Expected volatility based on the Company's historical data.
(2)Risk-free interest rate based on U.S. Treasury yields with a term equal to the remaining Performance Period as of the grant date.
(3)Dividend yield was assumed to be zero as the Company does not anticipate paying dividends on its common stock.
Stock Bonus Program
In November 2021, the Company adopted the Avaya Holdings Corp. Stock Bonus Program ("Stock Bonus Program") under which certain employees can elect to receive a specified percentage of their annual incentive bonus in the form of fully vested shares of the Company’s common stock in lieu of cash. Annually, the Company's Board of Directors will approve the maximum number of shares that can be issued under the Stock Bonus Program. For fiscal 2022, a maximum of 250,000 shares were approved for issuance under the Stock Bonus Program. The number of shares issuable under the Stock Bonus Program will be determined based on the attainment of specified annual performance targets and the average closing price of the Company's common stock over a specified 5-trading day period. The Stock Bonus Program is classified as a liability. The Company records compensation cost for the expected dollar value of the award and will adjust compensation expense for the awards based on its best estimate of attainment of its performance conditions. The cumulative effect of a change in the estimated value of the award will be recognized as an adjustment to earnings in the period of the revision. Pre-tax share-based compensation expense related to the Stock Bonus Program for the three months ended December 31, 2021 was not material.
Stock Options
During the three months ended December 31, 2021, there were 81,832 stock options exercised with an exercise price of $11.38. The intrinsic value of a stock option is the difference between the Company's common stock price and the option exercise price. The total pre-tax intrinsic value of stock options exercised during the three months ended December 31, 2021 was $1 million.
Employee Stock Purchase Plan
During the three months ended December 31, 2021, the Company withheld $4 million of eligible employee compensation for purchases of common stock and issued 174,199 shares of common stock under its employee stock purchase plan (the "ESPP").
The grant date fair value for shares issued under the ESPP is measured on the date that each offering period commences. The grant date fair value for the offering period that commenced during the three months ended December 31, 2021 was $5.33 per share. The grant date fair value was determined using a Black-Scholes option pricing model with the following assumptions:

Three months ended December 31, 2021
Expected volatility(1)	62.43%
Risk-free interest rate(2)	0.06%
Dividend yield(3)	—%
(1)Expected volatility based on the Company's historical data.
(2)Risk-free interest rate based on U.S. Treasury yields with a term equal to the length of the offering period.
(3)Dividend yield was assumed to be zero as the Company does not anticipate paying dividends on its common stock.

13. Preferred Stock
There were 125,000 shares of the Company's 3% Series A Convertible Preferred Stock, par value $0.01 per share ("Series A Preferred Stock") issued and outstanding as of December 31, 2021. The Series A Preferred Stock is convertible into shares of the Company's common stock at an initial conversion price of $16.00 per share, which represents an approximately 9% interest in the Company's common stock on an as-converted basis as of December 31, 2021, assuming no holders of options, warrants, convertible notes or similar instruments exercise their exercise or conversion rights.
As of December 31, 2021, the carrying value of the Series A Preferred Stock was $130 million, which includes $5 million of accreted dividends paid in kind.

14. Loss Per Common Share
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
The Company's Series A Preferred Stock are participating securities, which requires the application of the two-class method to calculate basic and diluted earnings (loss) per share. Under the two-class method, undistributed earnings are allocated to common stock and participating securities according to their respective participating rights in undistributed earnings, as if all the earnings for the period had been distributed. Basic earnings (loss) per common share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Net income (loss) attributable to common stockholders is reduced for preferred stock dividends earned and accretion recognized during the period. No allocation of undistributed earnings to participating securities was performed for periods with net losses as such securities do not have a contractual obligation to share in the losses of the Company.
The following table sets forth the calculation of net loss attributable to common stockholders and the computation of basic and diluted loss per share for the periods indicated:

	Three months ended December 31,
(In millions, except per share amounts)	2021	2020
Loss per share:
Numerator
Net loss	$(66)	$(4)
Dividends to preferred stockholders	(1)	(1)
Undistributed loss	(67)	(5)
Percentage allocated to common stockholders(1)	100.0%	100.0%
Numerator for basic and diluted loss per common share	$(67)	$(5)

Denominator for basic and diluted loss per common share	84.7	83.8

Loss per common share
Basic	$(0.79)	$(0.06)
Diluted	$(0.79)	$(0.06)

(1) Basic weighted average common stock outstanding	84.7	83.8
Basic weighted average common stock and common stock equivalents (preferred shares)	84.7	83.8
Percentage allocated to common stockholders	100.0%	100.0%

For the three months ended December 31, 2021, the Company excluded 4.6 million RSUs, 0.3 million stock options, 0.2 million shares issuable under the ESPP, 5.6 million Emergence Date Warrants and 0.1 million shares of Series A Preferred Stock from the diluted loss per share calculation as their effect would have been anti-dilutive. The Company also excluded 2.1 million PRSUs and 0.3 million shares authorized under the Company's Stock Bonus Program from the diluted loss per share calculation as either their performance metrics have not yet been attained or their effect would have been anti-dilutive.
For the three months ended December 31, 2020, the Company excluded 3.8 million RSUs, 0.9 million stock options, 0.1 million shares issuable under the ESPP, 5.6 million Emergence Date Warrants and 0.1 million shares of Series A Preferred Stock from the diluted loss per share calculation as their effect would have been anti-dilutive. The Company also excluded 1.6 million PRSUs from the diluted loss per share calculation as either their performance metrics had not yet been attained or their effect would have been anti-dilutive.

The Company's Convertible Notes and Call Spread Warrants were excluded from the diluted loss per share calculation for all periods presented as their effect would have been anti-dilutive.
15. Operating Segments
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
Summarized financial information relating to the Company's operating segments is shown in the following table for the periods indicated:

	Three months ended December 31,
(In millions)	2021	2020
REVENUE
Products & Solutions	$231	$266
Services	482	477
	$713	$743
GROSS PROFIT
Products & Solutions	$120	$161
Services	291	298
Unallocated Amounts (1)	(42)	(43)
	369	416
OPERATING EXPENSES
Selling, general and administrative	262	255
Research and development	61	55
Amortization of intangible assets	40	40
Restructuring charges, net	7	4
	370	354
OPERATING (LOSS) INCOME	(1)	62
INTEREST EXPENSE AND OTHER INCOME, NET	(47)	(56)
(LOSS) INCOME BEFORE INCOME TAXES	$(48)	$6
(1)Unallocated amounts in Gross Profit include the effect of the amortization of technology intangible assets.

16.     Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss for the periods indicated were as follows:

(In millions)	Change in Unamortized Pension, Post-retirement and Postemployment Benefit-related Items	Foreign Currency Translation	Unrealized Loss on Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance as of September 30, 2021	$(20)	$(37)	$(34)	$(91)
Other comprehensive income before reclassifications	—	13	15	28
Amounts reclassified to earnings	(1)	—	13	12
Balance as of December 31, 2021	$(21)	$(24)	$(6)	$(51)

(In millions)	Change in Unamortized Pension, Post-retirement and Postemployment Benefit-related Items	Foreign Currency Translation	Unrealized Loss on Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance as of September 30, 2020	$(108)	$(46)	$(91)	$(245)
Other comprehensive income (loss) before reclassifications	12	(6)	(1)	5
Amounts reclassified to earnings	—	—	12	12
Balance as of December 31, 2020	$(96)	$(52)	$(80)	$(228)
Reclassifications from Accumulated other comprehensive loss related to changes in unamortized pension, post-retirement and postemployment benefit-related items are recorded in Other income, net. Reclassifications from Accumulated other comprehensive loss related to the unrealized loss on interest rate swap agreements are recorded in Interest expense.
17. Related Party Transactions
The Company's Board of Directors is comprised of eight directors, including the Company's Chief Executive Officer and seven non-employee directors.
Specific Arrangements Involving the Company's Current Directors and Executive Officers
Stephan Scholl, a Director of the Company, is the Chief Executive Officer of Alight Solutions LLC ("Alight"), a provider of integrated benefits, payroll and cloud solutions, and he also serves on Alight's board of directors. During both the three months ended December 31, 2021 and 2020, the Company purchased goods and services from subsidiaries of Alight of $1 million. As of both December 31, 2021 and September 30, 2021, outstanding accounts payable due to Alight were not material.
18. Commitments and Contingencies
Legal Proceedings
In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations and proceedings including, but not limited to, those relating to intellectual property, commercial, employment, environmental indemnity and regulatory matters. The Company records accruals for legal contingencies to the extent that it has concluded that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. When a material loss contingency is reasonably possible but not probable, we do not record a liability, but instead disclose the nature and the amount of the claim, and an estimate of the loss or range of loss, if such an estimate can be made.
Other than as described below, in the opinion of the Company's management, the likely results of these matters are not expected, either individually or in the aggregate, to have a material adverse effect on the Company's financial position, results of operations or cash flows. However, an unfavorable resolution could have a material adverse effect on the Company's financial position, results of operations or cash flows in the periods in which the matters are ultimately resolved, or in the periods in which more information is obtained that changes management's opinion of the ultimate disposition.
On January 14, 2020, Solaborate Inc. and Solaborate LLC (collectively, “Solaborate”) filed suit against the Company in California Superior Court in San Bernardino County. The dispute concerns activities related to the Company’s development of the CU360 collaboration unit. Solaborate alleges breach of contract, trade secret misappropriation, and unfair business practices, among other causes of action. The Company has cross-claimed, alleging promissory fraud and negligent misrepresentation by Solaborate. As of December 31, 2021, the suit remains in the discovery phase and a trial is scheduled for

April 11, 2022. Solaborate has not yet disclosed the amount of damages it seeks, which may include actual and punitive damages and equitable relief. While the Company intends to vigorously defend its interests and pursue the Company’s claims against Solaborate, at this time an outcome cannot be predicted as (i) discovery is not yet complete; (ii) the matter presents legal uncertainties; (iii) there are significant facts in dispute; and (iv) there is a wide range of potential outcomes. As a result, the Company is not able to reasonably estimate the possible loss, or range of loss.
Product Warranties
The Company recognizes a liability for the estimated costs that may be incurred to remedy certain deficiencies of quality or performance of the Company's products. These product warranties extend over a specified period of time, generally ranging up to two years from the date of sale depending upon the product subject to the warranty. The Company accrues a provision for estimated future warranty costs based upon the historical relationship of warranty claims to sales. The Company periodically reviews the adequacy of its product warranties and adjusts, if necessary, the warranty percentage and accrued warranty reserve, which is included in other current and non-current liabilities in the Condensed Consolidated Balance Sheets, for actual experience. As of both December 31, 2021 and September 30, 2021, the amount reserved for product warranties was $2 million.
Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements
Letters of Credit and Guarantees
The Company provides guarantees, letters of credit and surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company's performance in accordance with contractual or legal obligations. As of December 31, 2021, the maximum potential payment obligation with regards to letters of credit, guarantees and surety bonds was $68 million. The outstanding letters of credit are collateralized by restricted cash of $4 million, which is included in Other assets on the Condensed Consolidated Balance Sheets as of December 31, 2021.
Purchase Commitments and Termination Fees
The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, to manage manufacturing lead times and to help assure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that allow them to produce and procure inventory based upon forecasted requirements provided by the Company. If the Company does not meet these specified purchase commitments, it could be required to purchase the inventory, or in the case of certain agreements, pay an early termination fee. Historically, the Company has not been required to pay a charge for not meeting its designated purchase commitments with these suppliers but has been obligated to purchase certain excess inventory levels from its outsourced manufacturers due to actual sales of product varying from forecast and due to transition of manufacturing from one vendor to another.
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
Unless the context otherwise indicates, as used in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," the terms "we," "us," "our," "the Company," "Avaya" and similar terms refer to Avaya Holdings Corp. and its consolidated subsidiaries. "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2021, included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 filed with the Securities and Exchange Commission on November 22, 2021.
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
Avaya shifted its entire comprehensive portfolio of capabilities to Avaya OneCloud, which offers significant capabilities across contact center (OneCloud CCaaS), unified communications and collaboration (OneCloud UCaaS), and communications platform as a service (OneCloud CPaaS). We believe the Avaya OneCloud open, composable platform approach uniquely positions us to address a customer's needs in creating a digital workplace for their campus-based and remote employees through Unified Communications and Collaboration and the Customer Experience Center, our name for contact centers, helping clients deliver tangible business results.
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
Avaya OneCloud UCaaS solutions enable organizations to reimagine collaborative work environments and help companies increase employee productivity, improve customer service and reduce costs. With Avaya OneCloud UCaaS, organizations can provide their workers with a single app for all-channel calling, messaging, meetings and team collaboration with the same ease of use as existing consumer applications ("apps"). Avaya embeds communications directly into the apps, browsers and devices employees use every day, giving them a more natural, efficient and flexible way to connect, engage, respond and share where and how they want. We continue to integrate Artificial Intelligence ("AI") within our cloud based solutions to create enhanced user experience and improve performance.
Avaya's industry-leading digital contact center solutions, Avaya OneCloud CCaaS, enable clients to build a customized portfolio of applications to drive stronger customer engagement and higher customer lifetime value. Our reliable, secure and scalable communications solutions include voice, email, chat, social media, video, performance management and third-party integration that can improve customer service and help companies compete more effectively. Avaya is delivering OneCloud CCaaS solutions for cloud deployment and we continue to aggressively integrate AI, machine learning and leading-edge cybersecurity capabilities into our portfolio, providing our clients a deeper understanding of their customers' needs with a robust and secure platform.

Avaya OneCloud CPaaS combines the cloud with our communications platforms, providing a development platform and the application programming interfaces that enable developers to easily integrate both UCC and CC communications capabilities directly into internal and customer-facing applications and workflows. Organizations can quickly deliver modular, composable apps and experiences that meet ever-changing customer and operational needs.
Services
Complementing our product and solutions portfolio is a global, award-winning services portfolio, delivered by Avaya and our extensive partner ecosystem. Our services portfolio, which includes solution upgrades and provides new technology through our Avaya OneCloud subscription offerings, consists of:
•Global Support Services provide offerings that help businesses protect their technology investments and address the risk of system outages. We help our customers gain a competitive edge through proactive problem prevention, rapid resolution and continual solution optimization. Global support services also provide software solutions delivered through a subscription model to provide our customers an improved user experience and solution enhancements. Most of our global support services revenue is recurring in nature and based on multi-year services contracts.
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
OneCloud Business Highlight
During the three months ended December 31, 2021, the Company executed a OneCloud arrangement for a large global financial institution with an estimated total contract value in excess of $400 million over a term of up to 7 years. The contract includes a series of distinct performance obligations that are satisfied over time. Total consideration for the project is allocated to each performance obligation, and revenue will be primarily recognized ratably over the period during which the services are performed.
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
Coronavirus ("COVID-19") Update

The COVID-19 pandemic has had widespread and unprecedented impacts on regional, national and global economies. The COVID-19 pandemic and its related economic effects have not had a material impact on our business or liquidity. However, the ultimate impact of the pandemic on our business, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on future pandemic related developments, including the duration and severity of the pandemic, the implementation or re-implementation of governmental and employer requirements to limit the spread of the virus, the speed with which vaccines can be distributed globally, the pace of acceptance of vaccines and booster shots by the public and the emergence of new variants, which are uncertain and cannot be predicted.
Our focus throughout the pandemic has been and remains on promoting employee health and safety, serving our customers and ensuring business continuity.
We believe that the current macroeconomic environment caused by the COVID-19 pandemic has accelerated what was already a developing trend in the way people work, with more employees working remotely, and we believe this could increase demand for certain of the Company's products and services.
Financial Results Summary
The following table displays our consolidated net loss for the three months ended December 31, 2021 and 2020:

	Three months ended December 31,
(In millions)	2021	2020
REVENUE
Products	$231	$266
Services	482	477
	713	743
COSTS
Products:
Costs	111	105
Amortization of technology intangible assets	42	43
Services	191	179
	344	327
GROSS PROFIT	369	416
OPERATING EXPENSES
Selling, general and administrative	262	255
Research and development	61	55
Amortization of intangible assets	40	40
Restructuring charges, net	7	4
	370	354
OPERATING (LOSS) INCOME	(1)	62
Interest expense	(54)	(56)
Other income, net	7	—
(LOSS) INCOME BEFORE INCOME TAXES	(48)	6
Provision for income taxes	(18)	(10)
NET LOSS	$(66)	$(4)

Three months ended December 31, 2021 compared with the Three months ended December 31, 2020
Revenue
Revenue for the three months ended December 31, 2021 was $713 million compared to $743 million for the three months ended December 31, 2020. The decrease was primarily driven by the continuing shift away from on-premise product solutions and associated hardware maintenance and software support services to the Company's OneCloud portfolio (including OneCloud subscription hybrid). The decrease was partially offset by higher revenue from the Company's OneCloud subscription hybrid offering, devices and other hardware during three months ended December 31, 2021.

The following table displays revenue and the percentage of revenue to total sales by operating segment for the periods indicated:

			Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
	Three months ended December 31,		Three months ended December 31,
(In millions)	2021	2020	2021	2020
Products & Solutions	$231	$266	32%	36%	(13)%	(13)%
Services	482	477	68%	64%	1%	1%
Total revenue	$713	$743	100%	100%	(4)%	(4)%
Products & Solutions revenue for the three months ended December 31, 2021 was $231 million compared to $266 million for the three months ended December 31, 2020. The decrease was primarily attributable to the continuing shift away from on-premise product solutions, partially offset by an increase in the revenue from devices and other hardware products.
Services revenue for the three months ended December 31, 2021 was $482 million compared to $477 million for the three months ended December 31, 2020. The increase was primarily driven by higher revenue from the Company's OneCloud subscription hybrid offering, partially offset by the anticipated declines in hardware maintenance and software support services which continue to face headwinds driven by the continuing shift away from on-premise product solutions.
The following table displays revenue and the percentage of revenue to total sales by location for the periods indicated:

			Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
	Three months ended December 31,		Three months ended December 31,
(In millions)	2021	2020	2021	2020
U.S.	$375	$414	53%	56%	(9)%	(9)%
International:
Europe, Middle East and Africa	192	195	27%	26%	(2)%	—%
Asia Pacific	81	75	11%	10%	8%	8%
Americas International - Canada and Latin America	65	59	9%	8%	10%	10%
Total international	338	329	47%	44%	3%	4%
Total revenue	$713	$743	100%	100%	(4)%	(4)%
Revenue in the U.S. was $375 million for the three months ended December 31, 2021 compared to $414 million for the three months ended December 31, 2020. The decrease in the U.S. was driven by the continuing shift away from on-premise product solutions and associated hardware maintenance and software support services, partially offset by higher revenue from the Company's OneCloud subscription hybrid offering.
Revenue in Europe, Middle East and Africa ("EMEA") for the three months ended December 31, 2021 was $192 million compared to $195 million for the three months ended December 31, 2020. The decrease in EMEA was mainly driven by the continuing shift away from on-premise product solutions and associated hardware maintenance and software support services; and the unfavorable impact of foreign currency exchange rates, partially offset by higher revenue from the Company's OneCloud subscription hybrid offering.
Revenue in Asia Pacific ("APAC") for the three months ended December 31, 2021 was $81 million compared to $75 million for the three months ended December 31, 2020. The increase in APAC revenue was primarily attributable to higher revenue from the Company's OneCloud subscription hybrid offering.
Revenue in Americas International for the three months ended December 31, 2021 was $65 million compared to $59 million for the three months ended December 31, 2020. The increase in Americas International revenue was primarily driven by higher revenue from the Company's OneCloud subscription hybrid offering; and higher revenue from the Company's professional services, partially offset by the continuing shift away from on-premise product solutions and associated hardware maintenance and software support services.

Gross Profit
The following table sets forth gross profit and gross margin by operating segment for the periods indicated:

			Gross Margin		Change
	Three months ended December 31,		Three months ended December 31,
(In millions)	2021	2020	2021	2020	Amount	Percent
Products & Solutions	$120	$161	51.9%	60.5%	$(41)	(25)%
Services	291	298	60.4%	62.5%	(7)	(2)%
Unallocated amounts	(42)	(43)	(1)	(1)	1	(1)
Total	$369	$416	51.8%	56.0%	$(47)	(11)%
(1)Not meaningful.
Products & Solutions gross profit for the three months ended December 31, 2021 was $120 million compared to $161 million for the three months ended December 31, 2020, which results in a decrease of gross margin from 60.5% for the three months ended December 31, 2020 to 51.9% for the three months ended December 31, 2021. The decrease was attributable to the decrease in revenue described above; an increase in hardware costs as a result of supply chain costs, the continued shift to cloud offerings where the Company incurs higher cloud delivery costs; and a less favorable product mix due to the continued shift in consumption of higher margin on-premise software from a perpetual license model to a subscription model, which is reflected within our Services segment.
Services gross profit for the three months ended December 31, 2021 was $291 million compared to $298 million for the three months ended December 31, 2020. Services gross margin decreased from 62.5% for the three months ended December 31, 2020 to 60.4% for the three months ended December 31, 2021. The decrease was mainly driven by an increase in costs associated with a higher mix of cloud and partner offerings, partially offset by the increase in revenue from the Company's OneCloud subscription hybrid offering.
Unallocated amounts for the three months ended December 31, 2021 and 2020 represent the amortization of technology intangible assets.
Operating Expenses
The following table sets forth operating expenses and the percentage of operating expenses to total revenue for the periods indicated:

			Percentage of Total Revenue		Change
	Three months ended December 31,		Three months ended December 31,
(In millions)	2021	2020	2021	2020	Amount	Percent
Selling, general and administrative	$262	$255	36.7%	34.3%	$7	3%
Research and development	61	55	8.6%	7.4%	6	11%
Amortization of intangible assets	40	40	5.6%	5.4%	—	—%
Restructuring charges, net	7	4	1.0%	0.5%	3	75%
Total operating expenses	$370	$354	51.9%	47.6%	$16	5%
Selling, general and administrative expenses for the three months ended December 31, 2021 were $262 million compared to $255 million for the three months ended December 31, 2020. The increase was primarily attributable to higher investment in cloud go-to-market, marketing and travel expenses associated with conferences, mainly Avaya Engage and Gitex; and higher employee benefit costs, partially offset by lower accrued incentive compensation and lower facility related costs.
Research and development expenses for the three months ended December 31, 2021 were $61 million compared to $55 million for the three months ended December 31, 2020. The increase was primarily attributable to investments in cloud technology development, partially offset by lower accrued incentive compensation.
Amortization of intangible assets were $40 million for both the three months ended December 31, 2021 and 2020.
Restructuring charges, net were $7 million for the three months ended December 31, 2021 compared to $4 million for the three months ended December 31, 2020. Restructuring charges during the three months ended December 31, 2021 consisted of $5 million for facility exit costs and $2 million for employee separation actions primarily in the U.S. and EMEA. Restructuring charges for the three months ended December 31, 2020 consisted of $3 million for facility exit costs primarily in the U.S. and $1 million for employee separation actions in EMEA.

Operating (Loss) Income
Operating loss for the three months ended December 31, 2021 was $1 million compared to an operating income of $62 million for the three months ended December 31, 2020. Our operating results for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020 reflect, among other things, the following items which are described in more detail above:
•lower revenue and gross profit for the three months ended December 31, 2021;
•higher selling, general and administrative costs for the three months ended December 31, 2021;
•higher research and development costs for the three months ended December 31, 2021; and
•higher net restructuring charges for the three months ended December 31, 2021.
Interest Expense
Interest expense for the three months ended December 31, 2021 was $54 million compared to $56 million for the three months ended December 31, 2020. The decrease was mainly driven by lower average principal amounts outstanding and lower average interest rates primarily attributable to the changes in the Company’s debt portfolio described in Note 7 “Financing Arrangements” to our unaudited interim Condensed Consolidated Financial Statements.
Other Income, Net
Other income, net for the three months ended December 31, 2021 was $7 million compared to $0 million for the three months ended December 31, 2020. The increase was mainly driven by the change in fair value of the Emergence Date Warrants.
Provision for Income Taxes
The provision for income taxes was $18 million for the three months ended December 31, 2021 compared to a provision for income taxes of $10 million for the three months ended December 31, 2020.
The Company's effective income tax rate for the three months ended December 31, 2021 differed from the U.S. federal tax rate by 59% or $28 million principally related to deferred taxes (including losses) generated for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized; and nondeductible expenses.
The Company's effective income tax rate for the three months ended December 31, 2020 differed from the U.S. federal tax rate by 146% or $9 million principally related to deferred taxes (including losses) generated for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized; and nondeductible expenses.
Net Loss
Net loss was $66 million for the three months ended December 31, 2021 compared to a net loss of $4 million for the three months ended December 31, 2020 as a result of the items discussed above.
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

Cash Flow Activity
The following table provides a summary of the statements of cash flows for the periods indicated:

	Three months ended December 31,
(In millions)	2021	2020
Net cash (used for) provided by:
Operating activities	$(111)	$48
Investing activities	(27)	(27)
Financing activities	(5)	(6)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1)	9
Net (decrease) increase in cash, cash equivalents, and restricted cash	(144)	24
Cash, cash equivalents, and restricted cash at beginning of period	502	731
Cash, cash equivalents, and restricted cash at end of period	$358	$755
Operating Activities
Cash used for operating activities for the three months ended December 31, 2021 was $111 million compared to cash provided by operating activities of $48 million for the three months ended December 31, 2020. The change was primarily due to the timing of customer cash payments as the Company continues its transition to a cloud and subscription model; lower cash earnings; and higher income tax payments, partially offset by lower incentive compensation payments.
Investing Activities
For both the three months ended December 31, 2021 and 2020, cash used for investing activities was $27 million, as a result of capital expenditures in each period.
Financing Activities
Cash used for financing activities for the three months ended December 31, 2021 was $5 million compared to $6 million for the three months ended December 31, 2020. Cash used for financing activities in each period primarily consisted of repurchases of shares for tax withholding on the vesting of restricted stock units and principal payments for financing leases, partially offset by proceeds from the Employee Stock Purchase Plan.
As of December 31, 2021, the Company was in compliance with all covenants and other requirements under its debt agreements.
Future Cash Requirements
Our primary future cash requirements will be to fund operations, debt service, capital expenditures, benefit obligations and restructuring payments. In addition, we may use cash in the future to make strategic acquisitions or investments.
Specifically, we expect our primary cash requirements for the remainder of fiscal 2022 to be as follows:
•Debt service—We expect to make payments of approximately $150 million to $155 million during the remainder of fiscal 2022 in interest associated with the Term Loan Credit Agreement, Senior Notes and Convertible Notes, and fees associated with our ABL Credit Agreement. In the ordinary course of business, we may from time to time borrow and repay amounts under our ABL Credit Agreement.
•Capital expenditures—We expect to spend approximately $85 million for capital expenditures during the remainder of fiscal 2022.
•Benefit obligations—We estimate we will make payments under our pension and post-retirement benefit obligations of approximately $30 million during the remainder of fiscal 2022. These payments include $21 million for our non-U.S. benefit plans, which are predominantly not pre-funded, and $9 million for salaried and represented retiree post-retirement benefits. As a result of the American Rescue Plan Act, we do not expect to make any contributions to satisfy the minimum statutory funding requirements of our U.S. qualified pension plans during fiscal 2022. See discussion in Note 11, "Benefit Obligations," to our unaudited interim Condensed Consolidated Financial Statements for further details.
•Restructuring payments—We expect to make payments of approximately $15 million during the remainder of fiscal 2022 for employee separation costs associated with restructuring actions. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally.

In addition to the matters identified above, in the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations and proceedings, relating to intellectual property, commercial, employment, environmental and regulatory matters, including but not limited to a suit filed by Solaborate Inc. and Solaborate LLC described in Note 18, "Commitments and Contingencies," to our unaudited interim Condensed Consolidated Financial Statements. An unfavorable resolution in this or other matters could have a material adverse effect on the Company's future cash requirements.
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
As part of the Company's strategic partnership with RingCentral, Inc. ("RingCentral"), the Company received certain consideration for future fees ("the Consideration Advance"). Beginning in fiscal 2024, RingCentral shall have the right, but not the obligation, to convert a portion of the outstanding Consideration Advance, if any, into shares of either the Company’s Series A 3% Convertible Preferred Stock or the Company’s common stock. The Company has the intent and ability to repay outstanding amounts, if any, in cash prior to its conversion.
Future Sources of Liquidity
We expect our cash balance, cash generated by operations and borrowings available under our ABL Credit Agreement to be our primary sources of short-term liquidity.
As of December 31, 2021 and September 30, 2021, our cash and cash equivalent balances held outside the U.S. were $174 million and $195 million, respectively. As of December 31, 2021, the Company's cash and cash equivalents held outside the U.S. are not expected to be needed to be repatriated to fund the Company's operations in the U.S. based on our expected future sources of liquidity.
Under the terms of the ABL Credit Agreement, the Company can issue letters of credit up to $150 million. At December 31, 2021, the Company had issued and outstanding letters of credit and guarantees of $35 million under the ABL Credit Agreement and had no borrowings outstanding. The aggregate additional principal amount that may be borrowed under the ABL Credit Agreement, based on the borrowing base less $35 million of outstanding letters of credit and guarantees, was $119 million at December 31, 2021.
We believe that our existing cash and cash equivalents of $354 million as of December 31, 2021, expected future cash provided by operating activities and borrowings available under the ABL Credit Agreement will be sufficient to meet our future cash requirements for at least the next twelve months from the filing of this quarterly report on Form 10-Q. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We also believe that our financial resources, along with appropriate management of discretionary expenses, will allow us to manage the anticipated impact of COVID-19 on our business operations, and specifically our liquidity, for the foreseeable future.
Off-Balance Sheet Arrangements
See discussion in Note 18, "Commitments and Contingencies," to our unaudited interim Condensed Consolidated Financial Statements for further details.
Debt Ratings
Our ability to obtain additional external financing and the related cost of borrowing may be affected by our ratings, which are periodically reviewed by the major credit rating agencies. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies.
As of December 31, 2021, the Company’s debt ratings were as follows:
•Standard and Poor's issued a definitive corporate credit rating and a rating applicable to the Company's Senior Notes and the Term Loan Credit Agreement of "B+" with a stable outlook.
•Fitch Ratings Inc. (“Fitch”) issued a definitive corporate credit rating of “B” with a positive outlook and a rating of “BB” applicable to the Senior Notes and the Term Loan Credit Agreement.
•Moody's Investors Service issued a corporate family rating of "B2" with a stable outlook and a rating of "B2" applicable to the Senior Notes and the Term Loan Credit Agreement.

Critical Accounting Policies and Estimates
Management has reassessed the critical accounting policies and estimates disclosed in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 22, 2021 and determined that there were no significant changes to our critical accounting policies and estimates during the three months ended December 31, 2021.
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
The reconciliation of net loss, which is a GAAP measure, to EBITDA and Adjusted EBITDA, which are non-GAAP measures, is presented below for the periods indicated:

	Three months ended December 31,
(In millions)	2021	2020
Net loss	$(66)	$(4)
Interest expense	54	56
Provision for income taxes	18	10
Depreciation and amortization	104	103
EBITDA	110	165
Restructuring charges(a)	7	4
Share-based compensation	14	14
Pension and post-retirement benefit costs	(1)	—
Change in fair value of Emergence Date Warrants	(1)	5
Loss on foreign currency transactions	—	2
Adjusted EBITDA	$129	$190
(a)Restructuring charges represent employee separation costs and facility exit costs (excluding the impact of accelerated depreciation expense) related to the Company's restructuring programs.

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
The forward-looking statements included herein are based upon our assumptions, estimates and beliefs and involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and may be affected by a variety of risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Risks, uncertainties and other factors that may cause these forward-looking statements to be inaccurate include, among others: the risks and factors discussed in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q as well as Part I, Item 1A "Risk Factors" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the SEC on November 22, 2021.
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
Interest Rate Risk
The Company has exposure to changing interest rates primarily under the Term Loan Credit Agreement and ABL Credit Agreement, each of which bears interest at variable rates based on LIBOR. As of December 31, 2021, the Company had interest rate swap agreements, which mature on December 15, 2022, to pay a fixed rate of 2.935% on its $1,543 million of variable rate loans outstanding (the "Swap Agreements").
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
It is management's intention that the net notional amount of interest rate swap agreements be less than or equal to the variable rate loans outstanding during the life of the derivatives. For the three months ended December 31, 2021 and 2020, the Company recognized a loss on the Swap Agreements and Forward Swap Agreements of $13 million and $12 million, respectively, which is reflected in Interest expense in the Condensed Consolidated Statements of Operations. At December 31, 2021, the Company maintained a $6 million deferred loss on its swap agreements within Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets.
See Note 8, “Derivative Instruments and Hedging Activities,” to our Condensed Consolidated Financial Statements included in Part I, Item I of this quarterly report on Form 10-Q for additional information related to the Company’s interest rate swap agreements.
Foreign Currency Risk
Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of our non-U.S. ("foreign") operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are

Euros, Canadian Dollars, British Pound Sterling, Chinese Renminbis, Indian Rupees, Australian Dollars, United Arab Emirates Dirhams, and Brazilian Reals.
Non-U.S. denominated revenue was $160 million for the three months ended December 31, 2021. We estimate a 10% change in the value of the U.S. dollar relative to all foreign currencies would have affected our revenue for the three months ended December 31, 2021 by $16 million.
The Company, from time-to-time, utilizes foreign currency forward contracts primarily to hedge fluctuations associated with certain monetary assets and liabilities including receivables, payables and certain intercompany balances. These foreign currency forward contracts are not designated for hedge accounting treatment. As a result, changes in the fair value of these contracts are recorded as a component of Other income, net to offset the change in the value of the underlying assets and liabilities. As of December 31, 2021, the Company maintained open foreign exchange contracts with a total notional value of $190 million, primarily hedging the British Pound Sterling, Japanese Yen, Mexican Peso, Czech Koruna, and Indian Rupee. At December 31, 2021, the fair value of open foreign exchange contracts was an unrealized gain of $1 million which was recorded within Other current assets in the Condensed Consolidated Balance Sheet. For the three months ended December 31, 2021, the Company's loss on foreign exchange contracts was not material. For the three months ended December 31, 2020, the Company's gain on foreign exchange contracts was $5 million and was recorded within Other income, net.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
As of December 31, 2021, the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, that evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the first quarter of fiscal 2022, the Company was in the process of implementing a new enterprise resource planning accounting module designed to simplify and streamline the accounting process for certain contracts with customers and to provide enhanced operational information to management. The Company will utilize the new module during the second quarter of fiscal 2022. As updated processes were rolled out in connection with the transition to the new accounting module, the Company considered whether these process changes necessitated changes in the design and operation of its internal controls over financial reporting. Certain controls that were previously determined to be effective as of September 30, 2021 were replaced with new or modified controls. Other than those controls impacted by the implementation of the new accounting module, there have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under Note 18, "Commitments and Contingencies," to the unaudited interim Condensed Consolidated Financial Statements is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes during the quarterly period ended December 31, 2021 to the risk factors previously disclosed in the Company's Form 10-K for the year ended September 30, 2021 filed with the Securities and Exchange Commission on November 22, 2021 other than as shown below:
A breach of the security of our information systems, products or services or of the information systems of our third-party providers could adversely affect our business, operating results and financial condition.
We rely on the security of our information systems and, in certain circumstances, those of our third-party providers, such as channel partners, vendors, consultants and contract manufacturers, to protect our proprietary information and information of our customers. In addition, the growth of bring your own device ("BYOD") programs has increased the need for enhanced security measures. IT security system failures, including a breach of our or our third-party providers' data security systems, could disrupt our ability to function in the normal course of business by potentially causing, among other things, delays in the fulfillment or cancellation of customer orders, disruptions in the manufacture or shipment of products or delivery of services or an unintentional disclosure of customer, employee or our information. Additionally, despite our security procedures or those of our third-party providers, information systems and our products and services may be vulnerable to threats such as computer hacking, cyber-terrorism or other unauthorized attempts by third parties to access, modify or delete our or our customers' proprietary information.
We take cybersecurity seriously and devote significant resources and tools to protect our systems, products and data and the data of our customers from intrusions and to ensure compliance with our contractual and regulatory obligations. However, these security efforts are costly to implement and may not be successful. Cyberattacks and similar threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them. Computer malware, viruses, scraping and general hacking have become more prevalent in our industry, have occurred on our systems in the past, and may occur on our systems in the future. There can be no assurance that we will be able to prevent, detect and adequately insure against and address or mitigate cyberattacks or security breaches. We investigate potential data breach issues identified through our security procedures and terminate, mitigate and remediate such issues as appropriate. Past incidents have involved outside actors and issues stemming from certain internal configuration, vulnerabilities in third-party software which may impact our systems, applications, products and offerings and migration issues of our applications to other platforms. A breach of our systems could have a material adverse effect on our reputation as a provider of business communications products and services and could cause irreparable damage to us or our systems regardless of whether we or our third-party providers are able to adequately recover critical systems following a systems failure, either or both of which could, in turn, have a material adverse effect on our operating results and financial conditions.
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
Purchases of Equity Securities by the Issuer
The following table provides information with respect to purchases by the Company of shares of common stock during the three months ended December 31, 2021:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under Plans or Programs(2)(3)
October 1 - 31, 2021	—	$—	—	$147,473,425
November 1 - 30, 2021	77,764	$21.0000	—	$147,473,425
December 1 - 31, 2021	253,537	$18.9338	—	$147,473,425
Total	331,301	$19.4188	—
(1) All purchases represent shares of common stock withheld for taxes on restricted stock units that vested.
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
February 9, 2022