Form 10-Q
period 2022-03-31
Avaya Holdings Corp.
filed 2022-05-10
CIK 1418100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of April 30, 2022, 85,836,560 shares of common stock, $.01 par value, of the registrant were outstanding.

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

2

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
REVENUE
Products	$223	$226	$454	$492
Services	493	512	975	989
	716	738	1,429	1,481
COSTS
Products:
Costs	119	92	230	197
Amortization of technology intangible assets	35	43	77	86
Services	191	191	382	370
	345	326	689	653
GROSS PROFIT	371	412	740	828
OPERATING EXPENSES
Selling, general and administrative	245	264	507	519
Research and development	60	57	121	112
Amortization of intangible assets	40	39	80	79
Restructuring charges, net	3	8	10	12
	348	368	718	722
OPERATING INCOME	23	44	22	106
Interest expense	(54)	(59)	(108)	(115)
Other income, net	17	1	24	1
LOSS BEFORE INCOME TAXES	(14)	(14)	(62)	(8)
Benefit from (provision for) income taxes	13	(44)	(5)	(54)
NET LOSS	$(1)	$(58)	$(67)	$(62)
LOSS PER SHARE
Basic	$(0.02)	$(0.70)	$(0.81)	$(0.76)
Diluted	$(0.02)	$(0.70)	$(0.81)	$(0.76)
Weighted average shares outstanding
Basic	85.6	84.6	85.1	84.2
Diluted	85.6	84.6	85.1	84.2
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Net loss	$(1)	$(58)	$(67)	$(62)
Other comprehensive income:
Pension, post-retirement and post-employment benefit-related items, net of income taxes of $0 for both the three and six months ended March 31, 2022, and $(1) for both the three and six months ended March 31, 2021	(2)	34	(3)	46
Cumulative translation adjustment	1	21	14	15
Change in interest rate swaps, net of income taxes of $(14) for both the three and six months ended March 31, 2022 and $0 for both the three and six months ended March 31, 2021	40	30	68	41
Other comprehensive income	39	85	79	102
Total comprehensive income	$38	$27	$12	$40
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share and share amounts)

	March 31, 2022	September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$324	$498
Accounts receivable, net	315	307
Inventory	49	51
Contract assets, net	640	518
Contract costs	115	117
Other current assets	132	100
TOTAL CURRENT ASSETS	1,575	1,591
Property, plant and equipment, net	301	295
Deferred income taxes, net	31	40
Intangible assets, net	2,078	2,235
Goodwill	1,476	1,480
Operating lease right-of-use assets	118	135
Other assets	245	209
TOTAL ASSETS	$5,824	$5,985
LIABILITIES
Current liabilities:
Accounts payable	$306	$295
Payroll and benefit obligations	128	193
Contract liabilities	315	360
Operating lease liabilities	44	49
Business restructuring reserves	16	19
Other current liabilities	139	181
TOTAL CURRENT LIABILITIES	948	1,097
Non-current liabilities:
Long-term debt	2,827	2,813
Pension obligations	607	648
Other post-retirement obligations	151	153
Deferred income taxes, net	73	53
Contract liabilities	309	305
Operating lease liabilities	87	102
Business restructuring reserves	19	25
Other liabilities	240	267
TOTAL NON-CURRENT LIABILITIES	4,313	4,366
TOTAL LIABILITIES	5,261	5,463
Commitments and contingencies (Note 18)
Preferred stock, $0.01 par value; 55,000,000 shares authorized at March 31, 2022 and September 30, 2021
Convertible series A preferred stock; 125,000 shares issued and outstanding at March 31, 2022 and September 30, 2021	131	130
STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; 550,000,000 shares authorized; 85,677,909 shares issued and outstanding at March 31, 2022; and 84,115,602 shares issued and outstanding at September 30, 2021	1	1
Additional paid-in capital	1,495	1,467
Accumulated deficit	(1,052)	(985)
Accumulated other comprehensive loss	(12)	(91)
TOTAL STOCKHOLDERS' EQUITY	432	392
TOTAL LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY	$5,824	$5,985
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In millions)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value
Balance as of September 30, 2021	84.1	$1	$1,467	$(985)	$(91)	$392
Issuance of common stock under the equity incentive plan and the Stock Bonus Program	0.9		5			5
Issuance of common stock under the employee stock purchase plan	0.2		3			3
Shares repurchased and retired for tax withholding on vesting of restricted stock units and Stock Bonus Program shares	(0.3)		(7)			(7)
Share-based compensation expense			14			14
Preferred stock dividends paid			(1)			(1)
Net loss				(66)		(66)
Other comprehensive income					40	40
Balance as of December 31, 2021	84.9	$1	$1,481	$(1,051)	$(51)	$380
Issuance of common stock under the equity incentive plan	0.7					—
Issuance of common stock under the employee stock purchase plan	0.3		4			4
Shares repurchased and retired for tax withholding on vesting of restricted stock units	(0.2)		(3)			(3)
Share-based compensation expense			14			14
Preferred stock dividends accrued			(1)			(1)
Net loss				(1)		(1)
Other comprehensive income					39	39
Balance as of March 31, 2022	85.7	$1	$1,495	$(1,052)	$(12)	$432

Balance as of September 30, 2020	83.3	$1	$1,449	$(969)	$(245)	$236
Issuance of common stock under the equity incentive plan	0.3					—
Issuance of common stock under the employee stock purchase plan	0.3		3			3
Shares repurchased and retired for tax withholding on vesting of restricted stock units	(0.1)		(2)			(2)
Share-based compensation expense			14			14
Preferred stock dividends accrued			(1)			(1)
Adjustment for adoption of new accounting standard				(3)		(3)
Net loss				(4)		(4)
Other comprehensive income					17	17
Balance as of December 31, 2020	83.8	$1	$1,463	$(976)	$(228)	$260
Issuance of common stock under the equity incentive plan	1.2		8			8
Issuance of common stock under the employee stock purchase plan	0.2		3			3
Shares repurchased and retired for tax withholding on vesting of restricted stock units	(0.3)		(7)			(7)
Shares repurchased and retired under share repurchase program	(0.2)		(7)			(7)
Share-based compensation expense			13			13
Preferred stock dividends accrued			(1)			(1)
Net loss				(58)		(58)
Other comprehensive income					85	85
Balance as of March 31, 2021	84.7	$1	$1,472	$(1,034)	$(143)	$296
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six months ended March 31,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(67)	$(62)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	203	209
Share-based compensation	28	27
Amortization of debt discount and issuance costs	14	13
Loss on extinguishment of debt	—	1
Deferred income taxes, net	15	(4)
Gain on post-retirement plan settlement	—	(14)
Change in fair value of emergence date warrants	(8)	27
Unrealized (gain) loss on foreign currency transactions	(3)	12
Other non-cash charges, net	1	1
Changes in operating assets and liabilities:
Accounts receivable	(6)	(12)
Inventory	—	3
Operating lease right-of-use assets and liabilities	(3)	2
Contract assets	(165)	(122)
Contract costs	1	(5)
Accounts payable	12	21
Payroll and benefit obligations	(91)	(76)
Business restructuring reserves	(7)	(8)
Contract liabilities	(38)	(22)
Other assets and liabilities	1	33
NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(113)	24
INVESTING ACTIVITIES:
Capital expenditures	(52)	(53)
NET CASH USED FOR INVESTING ACTIVITIES	(52)	(53)
FINANCING ACTIVITIES:
Shares repurchased under share repurchase program	—	(7)
Repayment of Term Loan Credit Agreement due to refinancing	—	(743)
Proceeds from Term Loan Credit Agreement due to refinancing	—	743
Repayment of Term Loan Credit Agreement	—	(100)
Principal payments for financing leases	(4)	(8)
Payments for other financing arrangements	(1)	—
Proceeds from other financing arrangements	—	3
Debt issuance costs	—	(2)
Proceeds from Employee Stock Purchase Plan	7	7
Proceeds from exercises of stock options	1	8
Preferred stock dividends paid	(1)	—
Shares repurchased for tax withholdings on vesting of restricted stock units and Stock Bonus Program shares	(10)	(9)
NET CASH USED FOR FINANCING ACTIVITIES	(8)	(108)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1)	3
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(174)	(134)
Cash, cash equivalents, and restricted cash at beginning of period	502	731
Cash, cash equivalents, and restricted cash at end of period	$328	$597
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
Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. The Company uses estimates to assess expected credit losses on its financial assets, sales returns and allowances, the use and recoverability of inventory, the realization of deferred tax assets, annual effective tax rate, the recoverability of long-lived assets, useful lives and impairment of tangible and intangible assets including goodwill, business restructuring reserves, pension and post-retirement benefit costs, the fair value of assets and liabilities in business combinations and the amount of exposure from potential loss contingencies, among others. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the Condensed Consolidated Financial Statements in the period they are determined to be necessary. Actual results could differ from these estimates. The spread of COVID-19, the effects on the Company's employees and the actions required to mitigate its impact have created substantial disruption to the global economy. In addition, we have experienced and are experiencing varying levels of inflation resulting in part from various supply chain disruptions, including, but not limited to increased shipping and transportation costs and increased raw material costs caused by the COVID‐19 pandemic and general global economic conditions. Furthermore, the military conflict between Russia and Ukraine, including the sanctions and export controls that have been imposed by the U.S. and other countries in response to the conflict, severely limits commercial activities in Russia and impacts other markets where we do business. These global issues, among others, may affect management’s estimates and assumptions, in particular those that require a projection of our financial results, our cash flows or broader economic conditions. The COVID-19 pandemic and the Russia/Ukraine conflict did not have a material impact on the Company's operating results during the second quarter of fiscal 2022.
We believe that our existing cash and cash equivalents and borrowings available under the ABL Credit Agreement will be sufficient to meet our future cash requirements for at least the next twelve months from the filing of this quarterly report on Form 10-Q. We expect to seek incremental financing to fund the maturity of the $350 million Convertible 2.25% Senior Notes due June 15, 2023. There can be no assurance we will be able to obtain such financing on acceptable terms.
2. Recent Accounting Pronouncements
Recent Standards Not Yet Adopted
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): "Facilitation of the Effects of Reference Rate Reform on Financial Reporting". This standard, along with other guidance subsequently issued by the FASB, contains practical expedients for reference rate reform related activities that impact debt, derivatives and other contracts. The guidance in this standard is optional and may be elected at any time as reference rate reform activities occur. The standard may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company intends to use the expedients, if needed, for the reference rate transition. The Company continues to monitor activities related to reference rate reform and does not currently expect this standard to have a material impact on the Company's Condensed Consolidated Financial Statements.
In August 2020, the FASB issued ASU 2020-06, "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity." This standard simplifies the accounting for convertible instruments and the application of the derivatives scope exception for contracts in an entity's own equity. The standard also amends the accounting for convertible instruments in the diluted earnings per share calculation and requires enhanced disclosures of convertible instruments and contracts in an entity's own equity. This standard is effective for the Company in the first quarter of fiscal 2023. The adoption may be applied on a modified or fully retrospective basis. An entity may also irrevocably elect the fair value option in accordance with Accounting Standards Codification ("ASC") 825 for any financial instrument that is a convertible security upon adoption of this standard. The Company is currently assessing the impact the new guidance will have on its Condensed Consolidated Financial Statements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This standard requires contract assets and contract liabilities acquired in a business combination to be recognized in accordance with Topic 606 as if the acquirer had originated the contracts. This standard is effective for the Company in the first quarter of fiscal 2024, with early adoption permitted. The impact of this standard will depend on the nature of future transactions within its scope.
In March 2022, the FASB issued ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures”. This standard requires an entity to disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases measured at amortized cost. The standard also eliminates the existing troubled debt restructuring recognition and measurement guidance and, instead, requires an entity to evaluate whether the modification represents a new loan or a continuation of an existing loan in a manner consistent with other loan modifications. This standard is effective for the Company in the first quarter of fiscal 2024, with early adoption permitted. The Company is currently assessing the impact the new guidance will have on its Condensed Consolidated Financial Statements.

3. Contracts with Customers
Disaggregation of Revenue
The following tables provide the Company's disaggregated revenue for the periods presented:

	Three months ended March 31,		Six months ended March 31,
(In millions)	2022	2021	2022	2021
Revenue:
Products & Solutions	$223	$226	$454	$492
Services	493	513	975	990
Unallocated Amounts	—	(1)	—	(1)
Total Revenue	$716	$738	$1,429	$1,481

	Three months ended March 31, 2022			Three months ended March 31, 2021
(In millions)	Products & Solutions	Services	Total	Products & Solutions	Services	Unallocated	Total
Revenue:
U.S.	$130	$292	$422	$102	$311	$—	$413
International:
Europe, Middle East and Africa	55	120	175	73	115	(1)	187
Asia Pacific	21	46	67	30	47	—	77
Americas International - Canada and Latin America	17	35	52	21	40	—	61
Total International	93	201	294	124	202	(1)	325
Total Revenue	$223	$493	$716	$226	$513	$(1)	$738

	Six months ended March 31, 2022			Six months ended March 31, 2021
(In millions)	Products & Solutions	Services	Total	Products & Solutions	Services	Unallocated	Total
Revenue:
U.S.	$244	$553	$797	$228	$599	$—	$827
International:
Europe, Middle East and Africa	120	247	367	165	218	(1)	382
Asia Pacific	53	95	148	59	93	—	152
Americas International - Canada and Latin America	37	80	117	40	80	—	120
Total International	210	422	632	264	391	(1)	654
Total Revenue	$454	$975	$1,429	$492	$990	$(1)	$1,481
Unallocated amounts represent the fair value adjustment to deferred revenue recognized upon the Company's emergence from bankruptcy in December 2017 and excluded from segment revenue.
Transaction Price Allocated to the Remaining Performance Obligations
The transaction price allocated to remaining performance obligations that were wholly or partially unsatisfied as of March 31, 2022 was $2.3 billion, of which 52% and 25% is expected to be recognized within 12 months and 13-24 months, respectively, with the remaining balance expected to be recognized thereafter. This excludes amounts for remaining performance obligations that are (1) for contracts recognized over time using the "right to invoice" practical expedient, (2) related to sales or usage based royalties promised in exchange for a license of intellectual property and (3) related to variable consideration allocated entirely to a wholly unsatisfied performance obligation.

Contract Balances
The following table provides information about accounts receivable, contract assets, contract costs and contract liabilities for the periods presented:

(In millions)	March 31, 2022	September 30, 2021	Increase (Decrease)
Accounts receivable, net	$315	$307	$8

Contract assets, net:
Current	$640	$518	$122
Non-current (Other assets)	131	88	43
	$771	$606	$165

Cost of obtaining a contract:
Current (Contract costs)	$88	$89	$(1)
Non-current (Other assets)	54	53	1
	$142	$142	$—

Cost to fulfill a contract:
Current (Contract costs)	$27	$28	$(1)

Contract liabilities:
Current	$315	$360	$(45)
Non-current	309	305	4
	$624	$665	$(41)
The increase in Contract assets was mainly driven by growth in the Company's subscription offerings. The decrease in Contract liabilities was mainly driven by anticipated declines in hardware maintenance and software support services as customers continue to transition to the Company's subscription hybrid offering. The decrease was also driven by revenue earned from the consideration advance received in connection with the strategic partnership with RingCentral, Inc. ("RingCentral"). During the three and six months ended March 31, 2022 and 2021, the Company did not record any asset impairment charges related to contract assets.
During the six months ended March 31, 2022 and 2021, the Company recognized revenue of $321 million and $402 million that had been previously recorded as a Contract liability as of October 1, 2021 and October 1, 2020, respectively. During the three months ended March 31, 2022, adjustments for performance obligations that were satisfied, or partially satisfied, in prior periods were not material. During the three months ended March 31, 2021, the Company recognized a decrease to revenue of $1 million, for performance obligations that were satisfied, or partially satisfied, in prior periods. During the six months ended March 31, 2022, the Company recognized a decrease to revenue of $2 million, for performance obligations that were satisfied, or partially satisfied, in prior periods. During the six months ended March 31, 2021, adjustments for performance obligations that were satisfied or partially satisfied, in prior periods were not material.
Contract Costs
The following table provides information regarding the location and amount for amortization of costs to obtain and costs to fulfill customer contracts recognized in the Company's Condensed Consolidated Statements of Operations for the periods presented:

	Three months ended March 31,		Six months ended March 31,
(In millions)	2022	2021	2022	2021
Costs to obtain customer contracts:
Selling, general and administrative	$36	$48	$80	$91
Revenue	6	3	10	4
Total Amortization	$42	$51	$90	$95

Costs to fulfill customer contracts:
Costs	$7	$10	$15	$14

Allowance for Credit Losses
The following table presents the change in the allowance for credit losses by portfolio segment for the period indicated:

(In millions)	Accounts Receivable(1)	Short-term Contract Assets(2)	Long-term Contract Assets(3)	Total
Allowance for credit loss as of September 30, 2021	$4	$1	$1	$6
Adjustment to credit loss provision	1	—	—	1
Allowance for credit loss as of March 31, 2022	$5	$1	$1	$7
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
The Company determined that no events occurred or circumstances changed during the six months ended March 31, 2022 that would indicate that it is more likely than not that its goodwill was impaired. To the extent that business conditions deteriorate or if changes in key assumptions and estimates differ significantly from management's expectations, it may be necessary to record impairment charges in the future.
Intangible Assets, net
The Company's intangible assets consist of the following for the periods indicated:

(In millions)	Technology and Patents	Customer Relationships and Other Intangibles	Trademarks and Trade Names	Total
Balance as of March 31, 2022
Finite-lived intangible assets:
Cost	$971	$2,153	$42	$3,166
Accumulated amortization	(732)	(666)	(23)	(1,421)
Finite-lived intangible assets, net	239	1,487	19	1,745
Indefinite-lived intangible assets	—	—	333	333
Intangible assets, net	$239	$1,487	$352	$2,078
Balance as of September 30, 2021
Finite-lived intangible assets:
Cost	$971	$2,154	$42	$3,167
Accumulated amortization	(656)	(588)	(21)	(1,265)
Finite-lived intangible assets, net	315	1,566	21	1,902
Indefinite-lived intangible assets	—	—	333	333
Intangible assets, net	$315	$1,566	$354	$2,235
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
The Company determined that no events occurred or circumstances changed during the six months ended March 31, 2022 that would indicate that its finite-lived intangible assets may not be recoverable or that it is more likely than not that its indefinite-lived intangible asset, the Avaya Trade Name, was impaired. To the extent that business conditions deteriorate or if changes in key assumptions and estimates differ significantly from management's expectations, it may be necessary to record impairment charges in the future.

5. Supplementary Financial Information
The following table presents a summary of Other income, net for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(In millions)	2022	2021	2022	2021
OTHER INCOME, NET
Interest income	$1	$1	$1	$1
Foreign currency gains (losses), net	2	1	2	(1)
Gain on post-retirement plan settlement	—	14	—	14
Other pension and post-retirement benefit credits, net	6	7	12	14
Change in fair value of emergence date warrants	7	(22)	8	(27)
Sublease income	—	1	—	1
Other, net	1	(1)	1	(1)
Total other income, net	$17	$1	$24	$1
The gain on post-retirement plan settlement for the three and six months ended March 31, 2021 is further described in Note 11, "Benefit Obligations."
The following table presents supplemental cash flow information for the periods presented:

	Three months ended March 31,		Six months ended March 31,
(In millions)	2022	2021	2022	2021
OTHER PAYMENTS
Interest payments	$60	$59	$93	$92
Income tax payments	6	6	13	9

NON-CASH INVESTING ACTIVITIES
Increase (Decrease) in Accounts payable for Capital expenditures	$1	$(1)	$(1)	$(2)
Acquisition of equipment under finance leases	4	4	4	6
During both the three months ended March 31, 2022 and 2021, the Company made payments for operating lease liabilities of $16 million, and recorded non-cash additions for operating lease right-of-use assets of $4 million and $5 million, respectively. During the six months ended March 31, 2022 and 2021, the Company made payments for operating lease liabilities of $31 million and $33 million, respectively, and recorded non-cash additions for operating lease right-of-use assets of $11 million and $16 million, respectively.
The following table presents a reconciliation of cash, cash equivalents, and restricted cash that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows for the periods presented:

(In millions)	March 31, 2022	September 30, 2021	March 31, 2021	September 30, 2020
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$324	$498	$593	$727
Restricted cash included in other assets	4	4	4	4
Total cash, cash equivalents, and restricted cash	$328	$502	$597	$731

6. Business Restructuring Reserves and Programs
The following table summarizes the restructuring charges by activity for the periods presented:

	Three months ended March 31,		Six months ended March 31,
(In millions)	2022	2021	2022	2021
Employee separation costs	$2	$1	$4	$2
Facility exit costs	1	7	6	10
Total restructuring charges	$3	$8	$10	$12
The Company's employee separation costs generally consist of severance charges which include, but are not limited to, termination payments, pension fund payments, health care and unemployment insurance costs to be paid to, or on behalf of, the affected employees and other associated costs. Facility exit costs primarily consist of lease obligation charges for exited facilities, including the impact of accelerated lease expense for right-of-use assets and accelerated depreciation expense for leasehold improvements with reductions in their estimated useful lives due to exited facilities. The restructuring charges include changes in estimates for increases and decreases in costs or changes in the timing of payments related to the restructuring programs of prior fiscal years. The Company does not allocate restructuring reserves to its operating segments.
The following table summarizes the activity for employee separation costs recognized under the Company's restructuring programs for the six months ended March 31, 2022:

(In millions)	Fiscal 2022 Restructuring Program(1)	Fiscal 2021 Restructuring Program(2)	Fiscal 2020 and prior Restructuring Programs(2)	Total
Accrual balance as of September 30, 2021	$—	$14	$30	$44
Cash payments	(3)	(2)	(7)	(12)
Restructuring charges	4	—	—	4
Impact of foreign currency fluctuations	1	(1)	(1)	(1)
Accrual balance as of March 31, 2022	$2	$11	$22	$35
(1) Payments related to the fiscal 2022 restructuring program are expected to be completed in fiscal 2022.
(2) Payments related to the fiscal 2021 and fiscal 2020 and prior restructuring programs are expected to be completed in fiscal 2027.
7. Financing Arrangements
The following table reflects principal amounts of debt and debt net of discounts and issuance costs for the periods presented:

	March 31, 2022		September 30, 2021
(In millions)	Principal amount	Net of discounts and issuance costs	Principal amount	Net of discounts and issuance costs
Senior 6.125% Notes due September 15, 2028	$1,000	$987	$1,000	$986
Tranche B-1 Term Loans due December 15, 2027	800	781	800	780
Tranche B-2 Term Loans due December 15, 2027	743	737	743	736
Convertible 2.25% Senior Notes due June 15, 2023	350	322	350	311
Total Long-term debt	$2,893	$2,827	$2,893	$2,813
Term Loan and ABL Credit Agreements
As of March 31, 2022 and September 30, 2021, the Company maintained (i) its Term Loan Credit Agreement among Avaya Inc., as borrower, Avaya Holdings, the lending institutions from time to time party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent (the “Term Loan Credit Agreement”), and (ii) its ABL Credit Agreement, among Avaya Inc., as borrower, Avaya Holdings, the several other borrowers party thereto, the several lenders from time to time party thereto, and Citibank, N.A., as administrative agent and collateral agent, which provides a revolving credit facility consisting of a U.S. tranche and a foreign tranche allowing for borrowings of up to an aggregate principal amount of $200 million subject to borrowing base availability (the "ABL Credit Agreement"). The ABL Credit Agreement matures on September 25, 2025.
Prior to February 24, 2021, the Term Loan Credit Agreement matured in two tranches, with a principal amount of $843 million maturing on December 15, 2024 (the “Tranche B Term Loans”) and a principal amount of $800 million maturing on December 15, 2027 (the “Tranche B-1 Term Loans”). On February 24, 2021, the Company amended the Term Loan Credit Agreement

("Amendment No. 3"), pursuant to which the Company prepaid, replaced and refinanced the Tranche B Term Loans outstanding with $100 million in cash and $743 million in principal amount of new first lien term loans due December 2027 (the “Tranche B-2 Term Loans”). The Tranche B-2 Term Loans bear interest at a rate with applicable margin of 3.00% per annum with respect to base rate borrowings and 4.00% per annum with respect to LIBOR borrowings. Amendment No. 3 was primarily accounted for as a loan modification at the syndicated lender level. Based on the application of the loan modification guidance within ASC 470, the Company recorded $3 million of new debt issuance costs within Interest expense in the Condensed Consolidated Statements of Operations during the three and six months ended March 31, 2021. Loans from lenders who exited their positions in the Tranche B Term Loans as a result of Amendment No. 3 were accounted for as a loan extinguishment. Accordingly, the Company wrote-off a portion of the original underwriting discount of $1 million within Interest expense during the three and six months ended March 31, 2021.
For the three months ended March 31, 2022 and 2021, the Company recognized interest expense of $17 million and $22 million, respectively, related to the Term Loan Credit Agreement, including the amortization of the debt discount and issuance costs and the expenses associated with Amendment No. 3 described above. For the six months ended March 31, 2022 and 2021, the Company recognized interest expense of $35 million and $42 million, respectively, related to the Term Loan Credit Agreement, including the amortization of the debt discount and issuance costs and the expenses associated with Amendment No. 3 described above.
As of March 31, 2022, the Company had no borrowings outstanding under the ABL Credit Agreement. Under the terms of the ABL Credit Agreement, the Company can issue letters of credit up to $150 million. At March 31, 2022, the Company had issued and outstanding letters of credit and guarantees of $32 million under the ABL Credit Agreement. The aggregate additional principal amount that may be borrowed under the ABL Credit Agreement, based on the borrowing base less $32 million of outstanding letters of credit and guarantees was $118 million at March 31, 2022. For each of the three and six months ended March 31, 2022 and 2021, recognized interest expense related to the ABL Credit Agreement was not material.
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
For both the three months ended March 31, 2022 and 2021, the Company recognized interest expense of $16 million related to the Senior Notes, including the amortization of debt issuance costs. For both the six months ended March 31, 2022 and 2021, the Company recognized interest expense of $32 million related to the Senior Notes, including the amortization of debt issuance costs.
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
For the three months ended March 31, 2022 and 2021, the Company recognized interest expense of $8 million and $7 million related to the Convertible Notes, respectively, which includes $6 million and $5 million of amortization of the debt discount and issuance costs, respectively. For the six months ended March 31, 2022 and 2021, the Company recognized interest expense of $15 million and $14 million related to the Convertible Notes, respectively, which includes $11 million and $10 million of amortization of the debt discount and issuance costs, respectively.
The net carrying amount of the Convertible Notes for the periods indicated was as follows:

(In millions)	March 31, 2022	September 30, 2021
Principal	$350	$350
Less:
Unamortized debt discount	(26)	(36)
Unamortized issuance costs	(2)	(3)
Net carrying amount	$322	$311
The weighted average contractual interest rate of the Company's outstanding debt was 6.5% as of both March 31, 2022 and September 30, 2021, including adjustments related to the Company's interest rate swap agreements (see Note 8, "Derivative

Instruments and Hedging Activities"). The effective interest rate for the Term Loan Credit Agreement as of March 31, 2022 and September 30, 2021 was not materially different than its contractual interest rate including adjustments related to interest rate swap agreements designated as highly effective cash flow hedges. The effective interest rate for the Senior Notes as of March 31, 2022 and September 30, 2021 was not materially different than its contractual interest rate. The effective interest rate for the Convertible Notes as of both March 31, 2022 and September 30, 2021 was 9.2%, reflecting the separation of the conversion feature in equity. The effective interest rates include interest on the debt and amortization of discounts and issuance costs.
As of March 31, 2022, the Company was not in default under any of its debt agreements.
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
On September 23, 2020, the Company entered into an interest rate swap agreement for a notional amount of $257 million (the “Offsetting Swap Agreement”). Under the terms of the Offsetting Swap Agreement, which matures on December 15, 2022, the Company pays a variable rate of interest based on one-month LIBOR and receives a fixed rate of 0.1745%. The Company entered into the Offsetting Swap Agreement to maintain a net notional amount less than the amount of the Company’s variable rate loans outstanding. The Offsetting Swap Agreement was not designated for hedge accounting treatment. On September 23, 2020, Original Swap Agreements with a notional amount of $257 million were also de-designated from hedge accounting treatment. As of March 31, 2022, Original Swap Agreements with a notional amount of $1,543 million continue to be designated as cash flow hedges and deemed highly effective as defined under ASC 815.
On July 1, 2020, the Company entered into interest rate swap agreements with four counterparties, which fixed a portion of the variable interest due under its Term Loan Credit Agreement (the "Forward Swap Agreements") from December 15, 2022 (the maturity date of the Original Swap Agreements) through December 15, 2024. Under the terms of the Forward Swap Agreements, the Company would pay a fixed rate of 0.7047% and receive a variable rate of interest based on one-month LIBOR. The total notional amount of the Forward Swap Agreements was $1,400 million. Since their execution, the Forward Swap Agreements were designated as cash flow hedges and deemed highly effective as defined by ASC 815.
On March 23, 2022, the Company restructured its Forward Swap Agreements resulting in the receipt of $52 million of net cash proceeds which is reflected within cash used for operating activities in the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2022. As part of the restructuring, the Company terminated the Forward Swap Agreements and simultaneously entered into new interest rate swap agreements with four counterparties (the "New Forward Swap Agreements"). The New Forward Swap Agreements fix a portion of the variable interest due under the Company's Term Loan Credit Agreement from December 15, 2022 through June 15, 2027. Under the terms of the New Forward Swap Agreements, the Company will pay a fixed rate of 2.5480% and receive a variable rate of interest based on one-month SOFR. The Company's intends to transition its Term Loan Credit Agreement from one-month LIBOR to one-month SOFR effective December 15, 2022. The total notional amount of the New Forward Swap Agreements is $1,000 million. The New Forward Swap Agreements were designated as cash flow hedges and deemed highly effective as defined by ASC 815.
The Company records changes in the fair value of interest rate swap agreements designated as cash flow hedges initially within Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets. As interest expense is recognized on the Term Loan Credit Agreement, the corresponding deferred gain or loss on the cash flow hedge is reclassified from Accumulated other comprehensive loss to Interest expense in the Condensed Consolidated Statements of Operations. The Company records changes in the fair value of interest rate swap agreements not designated for hedge accounting within Interest expense. On September 23, 2020, the Company froze a $15 million deferred loss within Accumulated other comprehensive loss related to the de-designated Original Swap Agreements, which is reclassified to Interest expense over the term of the Original Swap Agreements. On March 23, 2022, the Company froze a $52 million deferred gain within Accumulated other comprehensive loss related to the termination of the Forward Swap Agreements, which will be reclassified to Interest expense over the term of the original Forward Swap Agreements.

Based on the amount in Accumulated other comprehensive loss at March 31, 2022, approximately $13 million would be reclassified to Interest expense in the next twelve months.
It is management's intention that the net notional amount of interest rate swap agreements be less than or equal to the variable rate loans outstanding during the life of the derivatives.
Foreign Currency Forward Contracts
The Company, from time to time, utilizes foreign currency forward contracts primarily to hedge fluctuations associated with certain monetary assets and liabilities including receivables, payables and certain intercompany balances. These foreign currency forward contracts are not designated for hedge accounting treatment. As a result, changes in the fair value of these contracts are recorded as a component of Other income, net to offset the change in the value of the hedged assets and liabilities. As of March 31, 2022, the Company maintained open foreign currency forward contracts with a total notional value of $156 million, hedging the British Pound Sterling, Mexican Peso, Czech Koruna and Japanese Yen. As of September 30, 2021, the Company maintained open foreign currency forward contracts with a total notional value of $191 million, primarily hedging the British Pound Sterling, Indian Rupee, Czech Koruna and Mexican Peso.
Emergence Date Warrants
In accordance with the bankruptcy plan of reorganization adopted in connection with the Company's emergence from bankruptcy on December 15, 2017 (the "Plan of Reorganization"), the Company issued warrants to purchase 5,645,200 shares of the Company's common stock to the holders of the second lien obligations extinguished pursuant to the Plan of Reorganization (the "Emergence Date Warrants"). Each Emergence Date Warrant has an exercise price of $25.55 per share and expires on December 15, 2022. The Emergence Date Warrants contain certain derivative features that require them to be classified as a liability and for changes in the fair value of the liability to be recognized in earnings each reporting period. On November 14, 2018, the Company's Board of Directors approved a warrant repurchase program, authorizing the Company to repurchase up to $15 million worth of the Emergence Date Warrants. None of the Emergence Date Warrants have been exercised or repurchased as of March 31, 2022.
The fair value of the Emergence Date Warrants was determined using a probability weighted Black-Scholes option pricing model. This model requires certain input assumptions including risk-free interest rates, volatility, expected life and dividend rates. Selection of these inputs involves significant judgment. The fair value of the Emergence Date Warrants as of March 31, 2022 and September 30, 2021 was determined using the input assumptions summarized below:

	March 31, 2022	September 30, 2021
Expected volatility	62.41%	49.63%
Risk-free interest rates	1.29%	0.13%
Contractual remaining life (in years)	0.71	1.21
Price per share of common stock	$12.67	$19.79
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

Financial Statement Information Related to Derivative Instruments
The following table summarizes the fair value of the Company's derivatives on a gross basis, including accrued interest, segregated between those that are designated as hedging instruments and those that are not designated as hedging instruments:

		March 31, 2022		September 30, 2021
(In millions)	Balance Sheet Caption	Asset	Liability	Asset	Liability
Derivatives Designated as Hedging Instruments:
Interest rate contracts	Other assets	$—	$—	$6	$—
Interest rate contracts	Other current liabilities	—	17	—	43
Interest rate contracts	Other liabilities	—	4	—	10
		—	21	6	53
Derivatives Not Designated as Hedging Instruments:
Interest rate contracts	Other current liabilities	—	5	—	7
Interest rate contracts	Other liabilities	—	—	—	2
Foreign exchange contracts	Other current liabilities	—	1	—	2
Emergence Date Warrants	Other current liabilities	—	1	—	—
Emergence Date Warrants	Other liabilities	—	—	—	9
		—	7	—	20
Total derivative fair value		$—	$28	$6	$73
The following table provides information regarding the location and amount of pre-tax gains (losses) for interest rate swaps designated as cash flow hedges:

	Three months ended March 31,
	2022		2021
(In millions)	Interest Expense	Other Comprehensive Income	Interest Expense	Other Comprehensive Income
Financial Statement Line Item in which Cash Flow Hedges are Recorded	$(54)	$39	$(59)	$85

Impact of cash flow hedging relationships:
Gain recognized in AOCI on interest rate swaps	—	42	—	17
Interest expense reclassified from AOCI	(12)	12	(13)	13

	Six months ended March 31,
	2022		2021
(In millions)	Interest Expense	Other Comprehensive Income	Interest Expense	Other Comprehensive Income
Financial Statement Line Item in which Cash Flow Hedges are Recorded	$(108)	$79	$(115)	$102

Impact of cash flow hedging relationships:
Gain recognized in AOCI on interest rate swaps	—	57	—	16
Interest expense reclassified from AOCI	(25)	25	(25)	25

The following table provides information regarding the pre-tax gains (losses) for derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Operations:

		Three months ended March 31,		Six months ended March 31,
(In millions)	Location of Derivative Pre-tax Gain (Loss)	2022	2021	2022	2021
Emergence Date Warrants	Other income, net	$7	$(22)	$8	$(27)
Foreign exchange contracts	Other income, net	(1)	1	(1)	6

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

	March 31, 2022		September 30, 2021
(In millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the Condensed Consolidated Balance Sheets	$—	$28	$6	$73
Gross amount subject to offset in master netting arrangements not offset in the Condensed Consolidated Balance Sheets	—	—	(6)	(6)
Net amounts	$—	$28	$—	$67
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and September 30, 2021 were as follows:

	March 31, 2022				September 30, 2021
	Fair Value Measurements Using				Fair Value Measurements Using
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Interest rate contracts	$—	$—	$—	$—	$6	$—	$6	$—
Total assets	$—	$—	$—	$—	$6	$—	$6	$—

Liabilities:
Interest rate contracts	$26	$—	$26	$—	$62	$—	$62	$—
Foreign exchange contracts	1	—	1	—	2	—	2	—
Emergence Date Warrants	1	—	—	1	9	—	—	9
Total liabilities	$28	$—	$27	$1	$73	$—	$64	$9
Interest rate and foreign exchange contracts classified as Level 2 assets and liabilities are not actively traded and are valued using pricing models that use observable inputs.
Emergence Date Warrants classified as Level 3 liabilities are valued using a probability weighted Black-Scholes option pricing model which is further described in Note 8, "Derivative Instruments and Hedging Activities."
During the three and six months ended March 31, 2022 and 2021, there were no transfers into or out of Level 3. The activity related to the Company's Level 3 liability, the Emergence Date Warrants, relates to a change in fair value which was recorded in Other income, net.
Fair Value of Financial Instruments
The estimated fair values of the Company's Senior Notes, Term Loans and Convertible Notes as of March 31, 2022 and September 30, 2021 were as follows:

	March 31, 2022		September 30, 2021
(In millions)	Principal amount	Fair value	Principal amount	Fair value
Senior 6.125% Notes due September 15, 2028	$1,000	$986	$1,000	$1,053
Tranche B-1 Term Loans due December 15, 2027	800	795	800	802
Tranche B-2 Term Loans due December 15, 2027	743	737	743	745
Convertible 2.25% Senior Notes due June 15, 2023	350	343	350	368
Total	$2,893	$2,861	$2,893	$2,968
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
10. Income Taxes
The Company's effective income tax rate for the three and six months ended March 31, 2022 differed from the U.S. federal tax rate by 72% or $10 million and 29% or $18 million, respectively, principally related to deferred taxes (including losses) generated for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, the release of reserves from statute of limitation expirations, and nondeductible expenses.
The Company's effective income tax rate for the three and six months ended March 31, 2021 differed from the U.S. federal tax rate by 335% or $47 million and 696% or $56 million, respectively, principally related to nondeductible expenses, including expenses related to the change in fair value of the Emergence Date Warrants, and deferred taxes (including losses) generated for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized.

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
The components of the pension and post-retirement net periodic benefit (credit) cost for the periods indicated are provided in the table below:

	Three months ended March 31,		Six months ended March 31,
(In millions)	2022	2021	2022	2021
Pension Benefits - U.S.
Components of net periodic benefit credit
Service cost	$1	$1	$2	$2
Interest cost	5	5	10	10
Expected return on plan assets	(13)	(13)	(25)	(26)
Amortization of actuarial loss	—	1	—	1
Net periodic benefit credit	$(7)	$(6)	$(13)	$(13)
Pension Benefits - Non-U.S.
Components of net periodic benefit cost
Service cost	$1	$2	$3	$4
Interest cost	2	1	3	2
Net periodic benefit cost	$3	$3	$6	$6
Post-retirement Benefits - U.S.
Components of net periodic benefit credit
Service cost	$—	$1	$—	$1
Interest cost	1	2	2	4
Expected return on plan assets	—	(2)	—	(4)
Amortization of prior service credit	(2)	(1)	(3)	(2)
Amortization of actuarial loss	1	—	1	1
Settlement gain	—	(14)	—	(14)
Net periodic benefit credit	$—	$(14)	$—	$(14)
The service components of net periodic benefit (credit) cost were recorded similar to compensation expense, while all other components were recorded in Other income, net.
The Company's general funding policy with respect to its U.S. qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations, or to directly pay benefits where appropriate. In March 2021, the American Rescue Plan Act (the "ARP Act") was signed into law, providing limited interest-rate relief provisions and an extended shortfall amortization period for pension funding and retirement plan distributions. As a result, the Company did not make any contributions to the U.S. pension plans during the six months ended March 31, 2022 and does not expect to make any contributions to the U.S. pension plans during the remainder of fiscal 2022.
Contributions to the non-U.S. pension plans were $14 million for the six months ended March 31, 2022. For the remainder of fiscal 2022, the Company estimates that it will make contributions totaling $11 million for non-U.S. plans.
In March 2021, the Company entered into an irrevocable buy-out agreement with an insurance company to settle $209 million of its post-retirement life insurance projected benefit obligations related to certain salaried and represented retirees and their beneficiaries who had retired as of March 26, 2021. The transaction was funded with post-retirement life insurance plan assets with a value of $190 million. As a result of this transaction, a settlement gain of $14 million was recognized within Other income, net in the Condensed Consolidated Statements of Operations during the three and six months ended March 31, 2021.
Most post-retirement medical benefits are not pre-funded. Consequently, the Company makes payments directly to the claims administrator as retiree medical benefit claims are disbursed. These payments are funded by the Company up to the maximum contribution amounts specified in the plan documents and contract with the Communications Workers of America and the International Brotherhood of Electrical Workers, and contributions from the participants, if required. During the six months ended March 31, 2022, the Company made payments for retiree medical and dental benefits of $3 million which is net of reimbursements received from the represented employees' post-retirement health trust of $2 million related to payments in prior periods. The Company estimates it will make payments for retiree medical and dental benefits totaling $6 million for the remainder of fiscal 2022.
12. Share-based Compensation
As of March 2, 2022, the Board of Directors of the Company and the stockholders of the Company approved an amendment to the Avaya Holdings Corp. 2019 Equity Incentive Plan (as amended, the “2019 Plan”), which increased the number of shares of the Company's common stock that may be issued or granted under the 2019 Plan by 6,500,000 shares. Awards granted under the 2019 Plan reduce the aggregate number of shares of the Company's common stock that may be granted or issued under the 2019 Plan as follows:

2019 Plan Award	Reduction to the 2019 Plan Capacity
Restricted stock units granted prior to March 2, 2022	1.7 shares
Restricted stock units granted on or after March 2, 2022	1.5 shares
Stock options and stock appreciation rights (regardless of grant date)	1 share
If any awards expire, terminate or are canceled or forfeited for any reason without having been exercised or vested in full, the number of shares of common stock underlying any such award (as described above) will again be available for issuance under the 2019 Plan.
Pre-tax share-based compensation expense for the three months ended March 31, 2022 and 2021 was $14 million and $13 million, respectively, and $28 million and $27 million for the six months ended March 31, 2022 and 2021, respectively.
Restricted Stock Units
During the six months ended March 31, 2022, the Company granted 2,845,320 restricted stock units ("RSUs") with a weighted average grant date fair value of $19.05 per RSU, and there were 1,084,705 RSUs that vested with a weighted average grant date fair value of $16.58 per RSU.
Performance Restricted Stock Units
During the six months ended March 31, 2022, the Company granted 669,228 performance awards ("PRSUs") with a grant date fair value of $21.89 per PRSU. These PRSUs will vest based on the attainment of specified performance metrics for each of the next three separate fiscal years (collectively the "Performance Period"), as well as the achievement of total shareholder return over the Performance Period for the Company as compared to the total shareholder return for a specified index of companies over the same period. During the Performance Period, the Company will adjust compensation expense for the PRSUs based on its best estimate of attainment of the specified annual performance metrics. The cumulative effect on current and prior periods of a change in the estimated number of PRSUs that are expected to be earned during the Performance Period will be recognized as an adjustment to earnings in the period of the revision.
The grant date fair value of the PRSUs was determined using a Monte Carlo simulation model that incorporated multiple valuation assumptions, including the probability of achieving the total shareholder return market condition and the following assumptions:

Six months ended March 31, 2022
Expected volatility(1)	67.59%
Risk-free interest rate(2)	0.76%
Dividend yield(3)	—%
(1)Expected volatility based on the Company's historical data.
(2)Risk-free interest rate based on U.S. Treasury yields with a term equal to the remaining Performance Period as of the grant date.
(3)Dividend yield was assumed to be zero as the Company does not anticipate paying dividends on its common stock.

During the six months ended March 31, 2022, there were 274,223 PRSUs that vested with a grant date fair value of $11.18 per PRSU.

Stock Bonus Program
In November 2021, the Company adopted the Avaya Holdings Corp. Stock Bonus Program ("Stock Bonus Program") under which certain employees can elect to receive a specified percentage of their annual incentive bonus in the form of fully vested shares of the Company’s common stock in lieu of cash. Annually, the Company's Board of Directors will approve the maximum number of shares that can be issued under the Stock Bonus Program. For fiscal 2022, a maximum of 250,000 shares were approved for issuance under the Stock Bonus Program. The number of shares issuable under the Stock Bonus Program will be determined based on the attainment of specified annual performance targets and the average closing price of the Company's common stock over a specified 5-trading day period. The Stock Bonus Program is classified as a liability. The Company records compensation cost for the expected dollar value of the award and will adjust compensation expense for the awards based on its best estimate of attainment of its performance conditions. The cumulative effect of a change in the estimated value of the award will be recognized as an adjustment to earnings in the period of the revision. Pre-tax share-based compensation expense related to the Stock Bonus Program for the three and six months ended March 31, 2022 was not material.
Stock Options
During the six months ended March 31, 2022, there were 81,832 stock options exercised with an exercise price of $11.38. The intrinsic value of a stock option is the difference between the Company's common stock price and the option exercise price. The total pre-tax intrinsic value of stock options exercised during the six months ended March 31, 2022 was $1 million.
Employee Stock Purchase Plan
During the six months ended March 31, 2022, the Company withheld $7 million of eligible employee compensation for purchases of common stock and issued 531,339 shares of common stock under its employee stock purchase plan (the "ESPP").
The grant date fair value for shares issued under the ESPP is measured on the date that each offering period commences. The average grant date fair value for the offering periods that commenced during the six months ended March 31, 2022 was $4.74 per share. The grant date fair value was determined using a Black-Scholes option pricing model with the following average grant date assumptions:

Six months ended March 31, 2022
Expected volatility(1)	69.22%
Risk-free interest rate(2)	0.19%
Dividend yield(3)	—%
(1)Expected volatility based on the Company's historical data.
(2)Risk-free interest rate based on U.S. Treasury yields with a term equal to the length of the offering period.
(3)Dividend yield was assumed to be zero as the Company does not anticipate paying dividends on its common stock.
13. Preferred Stock
There were 125,000 shares of the Company's 3% Series A Convertible Preferred Stock, par value $0.01 per share ("Series A Preferred Stock") issued and outstanding as of March 31, 2022. The Series A Preferred Stock is convertible into shares of the Company's common stock at an initial conversion price of $16.00 per share, which represents an approximately 9% interest in the Company's common stock on an as-converted basis as of March 31, 2022, assuming no holders of options, warrants, convertible notes or similar instruments exercise their exercise or conversion rights.
As of March 31, 2022, the carrying value of the Series A Preferred Stock was $131 million, which includes $6 million of accreted dividends paid in kind. During the six months ended March 31, 2022, the carrying value of the Series A Preferred Stock increased $1 million due to accreted dividends paid in kind.

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
The following table sets forth the calculation of net loss attributable to common stockholders and the computation of basic and diluted loss per share for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(In millions, except per share amounts)	2022	2021	2022	2021
Loss per share:
Numerator
Net loss	$(1)	$(58)	$(67)	$(62)
Dividends to preferred stockholders	(1)	(1)	(2)	(2)
Undistributed loss	(2)	(59)	(69)	(64)
Percentage allocated to common stockholders(1)	100.0%	100.0%	100.0%	100.0%
Numerator for basic and diluted loss per common share	$(2)	$(59)	$(69)	$(64)

Denominator for basic and diluted loss per common share	85.6	84.6	85.1	84.2

Loss per common share
Basic	$(0.02)	$(0.70)	$(0.81)	$(0.76)
Diluted	$(0.02)	$(0.70)	$(0.81)	$(0.76)

(1) Basic weighted average common stock outstanding	85.6	84.6	85.1	84.2
Basic weighted average common stock and common stock equivalents (preferred shares)	85.6	84.6	85.1	84.2
Percentage allocated to common stockholders	100.0%	100.0%	100.0%	100.0%

For the three and six months ended March 31, 2022, the Company excluded 4.1 million RSUs, 0.3 million stock options, 0.2 million shares issuable under the ESPP, 5.6 million Emergence Date Warrants and 0.1 million shares of Series A Preferred Stock from the diluted loss per share calculation as their effect would have been anti-dilutive. The Company also excluded 1.8 million PRSUs and 0.3 million shares authorized under the Company's Stock Bonus Program from the diluted loss per share calculation as either their performance metrics have not yet been attained or their effect would have been anti-dilutive.
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
Summarized financial information relating to the Company's operating segments is shown in the following table for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(In millions)	2022	2021	2022	2021
REVENUE
Products & Solutions	$223	$226	$454	$492
Services	493	513	975	990
Unallocated Amounts (1)	—	(1)	—	(1)
	$716	$738	$1,429	$1,481
GROSS PROFIT
Products & Solutions	$104	$134	$224	$295
Services	302	322	593	620
Unallocated Amounts (2)	(35)	(44)	(77)	(87)
	371	412	740	828
OPERATING EXPENSES
Selling, general and administrative	245	264	507	519
Research and development	60	57	121	112
Amortization of intangible assets	40	39	80	79
Restructuring charges, net	3	8	10	12
	348	368	718	722
OPERATING INCOME	23	44	22	106
INTEREST EXPENSE AND OTHER INCOME, NET	(37)	(58)	(84)	(114)
LOSS BEFORE INCOME TAXES	$(14)	$(14)	$(62)	$(8)
(1)Unallocated amounts in Revenue represent the fair value adjustment to deferred revenue recognized upon the Company's emergence from bankruptcy and excluded from segment revenue.
(2)Unallocated amounts in Gross Profit include the effect of the amortization of technology intangible assets and the fair value adjustments recognized upon the Company's emergence from bankruptcy which are excluded from segment gross profit.

16.     Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss for the periods indicated were as follows:

(In millions)	Pension, Post-retirement and Postemployment Benefit-related Items	Foreign Currency Translation	Unrealized Gain (Loss) on Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance as of December 31, 2021	$(21)	$(24)	$(6)	$(51)
Other comprehensive income before reclassifications	—	1	42	43
Amounts reclassified to earnings	(2)	—	12	10
Provision for income taxes	—	—	(14)	(14)
Balance as of March 31, 2022	$(23)	$(23)	$34	$(12)

(In millions)	Pension, Post-retirement and Postemployment Benefit-related Items	Foreign Currency Translation	Unrealized Gain (Loss) on Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance as of September 30, 2021	$(20)	$(37)	$(34)	$(91)
Other comprehensive income before reclassifications	—	14	57	71
Amounts reclassified to earnings	(3)	—	25	22
Provision for income taxes	—	—	(14)	(14)
Balance as of March 31, 2022	$(23)	$(23)	$34	$(12)

(In millions)	Pension, Post-retirement and Postemployment Benefit-related Items	Foreign Currency Translation	Unrealized Loss on Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance as of December 31, 2020	$(96)	$(52)	$(80)	$(228)
Other comprehensive income before reclassifications	50	21	17	88
Amounts reclassified to earnings	(15)	—	13	(2)
Provision for income taxes	(1)	—	—	(1)
Balance as of March 31, 2021	$(62)	$(31)	$(50)	$(143)

(In millions)	Pension, Post-retirement and Postemployment Benefit-related Items	Foreign Currency Translation	Unrealized Loss on Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance as of September 30, 2020	$(108)	$(46)	$(91)	$(245)
Other comprehensive income before reclassifications	62	15	16	93
Amounts reclassified to earnings	(15)	—	25	10
Provision for income taxes	(1)	—	—	(1)
Balance as of March 31, 2021	$(62)	$(31)	$(50)	$(143)
Reclassifications from Accumulated other comprehensive loss related to changes in unamortized pension, post-retirement and postemployment benefit-related items are recorded in Other income, net. Reclassifications from Accumulated other comprehensive loss related to the unrealized gain (loss) on interest rate swap agreements are recorded in Interest expense.
17. Related Party Transactions
The Company's Board of Directors is comprised of eight directors, including the Company's Chief Executive Officer and seven non-employee directors.
Specific Arrangements Involving the Company's Current Directors and Executive Officers
Stephan Scholl, a Director of the Company, is the Chief Executive Officer of Alight Solutions LLC ("Alight"), a provider of integrated benefits, payroll and cloud solutions, and he also serves on Alight's board of directors. During both the three months ended March 31, 2022 and 2021, the Company purchased goods and services from subsidiaries of Alight of $1 million. During both the six months ended March 31, 2022 and 2021, the Company purchased goods and services from subsidiaries of Alight of $2 million. As of both March 31, 2022 and September 30, 2021, outstanding accounts payable due to Alight were not material.
18. Commitments and Contingencies
Legal Proceedings
In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations and proceedings including, but not limited to, those relating to intellectual property, commercial, employment, environmental indemnity and regulatory matters. The Company records accruals for legal contingencies to the extent that it has concluded that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. When a material loss contingency is reasonably possible but not probable, the Company does not record a liability, but instead discloses the nature and the amount of the claim, and an estimate of the loss or range of loss, if such an estimate can be made.
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
On January 14, 2020, Solaborate Inc. and Solaborate LLC (collectively, “Solaborate”) filed suit against the Company in California Superior Court in San Bernardino County. The dispute concerns activities related to the Company’s development of the CU360 collaboration unit. Solaborate alleges breach of contract, trade secret misappropriation, and unfair business practices, among other causes of action. The Company has cross-claimed, alleging promissory fraud and negligent misrepresentation by Solaborate. As of March 31, 2022, the suit remains in the discovery phase and a trial is scheduled for September 6, 2022. Solaborate has not yet disclosed the amount of damages it seeks, which may include actual and punitive damages and equitable relief. While the Company intends to vigorously defend its interests and pursue the Company’s claims against Solaborate, at this time an outcome cannot be predicted as (i) discovery is not yet complete; (ii) the matter presents legal uncertainties; (iii) there are significant facts in dispute; and (iv) there is a wide range of potential outcomes. As a result, the Company is not able to reasonably estimate the possible loss, or range of loss.
Product Warranties
The Company recognizes a liability for the estimated costs that may be incurred to remedy certain deficiencies of quality or performance of the Company's products. These product warranties extend over a specified period of time, generally ranging up to two years from the date of sale depending upon the product subject to the warranty. The Company accrues a provision for estimated future warranty costs based upon the historical relationship of warranty claims to sales. The Company periodically reviews the adequacy of its product warranties and adjusts, if necessary, the warranty percentage and accrued warranty reserve, which is included in other current and non-current liabilities in the Condensed Consolidated Balance Sheets, for actual experience. As of both March 31, 2022 and September 30, 2021, the amount reserved for product warranties was $2 million.
Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements
Letters of Credit and Guarantees
The Company provides guarantees, letters of credit and surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company's performance in accordance with contractual or legal obligations. As of March 31, 2022, the maximum potential payment obligation with regards to letters of credit, guarantees and surety bonds was $67 million. The outstanding letters of credit are collateralized by restricted cash of $4 million, which is included in Other assets on the Condensed Consolidated Balance Sheets as of March 31, 2022.
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
From time to time, the Company also enters into cloud services agreements to support the delivery of the Company’s Avaya OneCloud solutions to its customers. These contracts range from three to six years and typically contain minimum consumption commitments over the life of the agreements. As of March 31, 2022, the Company’s remaining commitments under its cloud services agreements and hosting agreements were $200 million, of which $5 million, $21 million, $15 million, and $16 million is required to be utilized by fiscal 2023, 2024, 2025 and 2026, respectively, with the remaining balance required to be utilized by fiscal 2027.
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
Unless the context otherwise indicates, as used in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," the terms "we," "us," "our," "the Company," "Avaya" and similar terms refer to Avaya Holdings Corp. and its consolidated subsidiaries. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company. Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2021, included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 filed with the Securities and Exchange Commission on November 22, 2021.
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
OneCloud Business Highlight
During the six months ended March 31, 2022, the Company executed a OneCloud arrangement for a large global financial institution with an estimated total contract value in excess of $400 million over a term of up to 7 years. The contract includes a series of distinct performance obligations that are satisfied over time. Total consideration for the project is allocated to each performance obligation, and revenue will be primarily recognized ratably over the period during which the services are performed.
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

Russia/Ukraine Conflict
The military operation launched by Russia against Ukraine created economic and security concerns that have had and will likely continue to have an impact on regional and global economies and, in turn, our business. Sanctions and other retaliatory measures against Russia have been taken, and could be taken in the future, by the U.S., EU and other jurisdictions which severely limit our ability to conduct commercial activities with Russian companies, organizations and individuals on the U.S.'s List of Specially Designated Nationals, some of which are Avaya customers. Under current restrictions we cannot provide certain services to customers in Russia, and as a result, as we comply with all applicable sanctions, we are unable to fulfill certain of our existing contractual obligations to customers in Russia, nor can we commence new maintenance and support arrangements in Russia.
Although the Company's financial results were not materially impacted by the conflict and related retaliatory measures during the three months ended March 31, 2022, the Company expects that they will have a negative effect during the remainder of fiscal 2022 of approximately $45 million on anticipated revenue in Russia and, as companies in EMEA (other than Russia) shift priorities, an additional $15 million across EMEA. However, prolonged hostilities could exacerbate the overall effects of the conflict on our Company, both in that region and in other markets where we do business.
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

Financial Results Summary
The following table displays our consolidated net loss for the three and six months ended March 31, 2022 and 2021:

	Three months ended March 31,		Six months ended March 31,
(In millions)	2022	2021	2022	2021
REVENUE
Products	$223	$226	$454	$492
Services	493	512	975	989
	716	738	1,429	1,481
COSTS
Products:
Costs	119	92	230	197
Amortization of technology intangible assets	35	43	77	86
Services	191	191	382	370
	345	326	689	653
GROSS PROFIT	371	412	740	828
OPERATING EXPENSES
Selling, general and administrative	245	264	507	519
Research and development	60	57	121	112
Amortization of intangible assets	40	39	80	79
Restructuring charges, net	3	8	10	12
	348	368	718	722
OPERATING INCOME	23	44	22	106
Interest expense	(54)	(59)	(108)	(115)
Other income, net	17	1	24	1
LOSS BEFORE INCOME TAXES	(14)	(14)	(62)	(8)
Benefit from (provision for) income taxes	13	(44)	(5)	(54)
NET LOSS	$(1)	$(58)	$(67)	$(62)

Three months ended March 31, 2022 compared with the Three months ended March 31, 2021
Revenue
Revenue for the three months ended March 31, 2022 was $716 million compared to $738 million for the three months ended March 31, 2021. The decrease was primarily driven by the continuing shift away from on-premise product solutions, and the associated hardware maintenance, software support services and professional services, to the Company's OneCloud portfolio (including OneCloud subscription hybrid) and the unfavorable impact of foreign currency exchange rates, partially offset by higher revenue from the Company's OneCloud subscription hybrid offering; a significant perpetual license sale with a government agency in the current period; higher cloud revenue; and higher revenue from hardware products.
The following table displays revenue and the percentage of revenue to total sales by operating segment for the periods indicated:

			Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
	Three months ended March 31,		Three months ended March 31,
(In millions)	2022	2021	2022	2021
Products & Solutions	$223	$226	31%	31%	(1)%	(1)%
Services	493	513	69%	69%	(4)%	(3)%
Unallocated amounts	—	(1)	—%	—%	(1)	(1)
Total revenue	$716	$738	100%	100%	(3)%	(2)%
(1)Not meaningful.

Products & Solutions revenue for the three months ended March 31, 2022 was $223 million compared to $226 million for the three months ended March 31, 2021. The decrease was primarily driven by the continuing shift away from on-premise product solutions to the Company's OneCloud portfolio, partially offset by a significant perpetual license sale with a government agency in the current period; higher cloud revenue; and higher revenue from hardware products.
Services revenue for the three months ended March 31, 2022 was $493 million compared to $513 million for the three months ended March 31, 2021. The decrease was primarily driven by anticipated declines in hardware maintenance, software support services and professional services which continue to face headwinds driven by the continuing shift away from on-premise product solutions to the Company's OneCloud portfolio; and the fulfillment of certain obligations related to a government contract in the prior period, partially offset by higher revenue from the Company's OneCloud subscription hybrid offering.
Unallocated amounts for the three months ended March 31, 2021 represent the fair value adjustment to deferred revenue recognized upon emergence from bankruptcy in December 2017 which is excluded from segment revenue.
The following table displays revenue and the percentage of revenue to total sales by location for the periods indicated:

			Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
	Three months ended March 31,		Three months ended March 31,
(In millions)	2022	2021	2022	2021
U.S.	$422	$413	59%	56%	2%	2%
International:
Europe, Middle East and Africa	175	187	25%	25%	(6)%	(3)%
Asia Pacific	67	77	9%	11%	(13)%	(11)%
Americas International - Canada and Latin America	52	61	7%	8%	(15)%	(17)%
Total international	294	325	41%	44%	(10)%	(7)%
Total revenue	$716	$738	100%	100%	(3)%	(2)%
Revenue in the U.S. was $422 million for the three months ended March 31, 2022 compared to $413 million for the three months ended March 31, 2021. The increase in the U.S. was primarily attributable to higher revenue from the Company's OneCloud subscription hybrid offering; a significant perpetual license sale with a government agency; higher cloud revenue; and higher revenue from hardware products, partially offset by lower revenue from the continuing shift away from on-premise product solutions and the associated hardware maintenance, software support services and professional services.
Revenue in Europe, Middle East and Africa ("EMEA") for the three months ended March 31, 2022 was $175 million compared to $187 million for the three months ended March 31, 2021. The decrease in EMEA was mainly driven by the continuing shift away from on-premise product solutions and the associated hardware maintenance and software support services and the unfavorable impact of foreign currency exchange rates, partially offset by higher revenue from the Company's OneCloud subscription hybrid offering.
Revenue in Asia Pacific ("APAC") for the three months ended March 31, 2022 was $67 million compared to $77 million for the three months ended March 31, 2021. The decrease in APAC revenue was mainly driven by the continuing shift away from on-premise product solutions and the associated hardware maintenance and software support services and the unfavorable impact of foreign currency exchange rates, partially offset by higher revenue from the Company's OneCloud subscription hybrid offering.
Revenue in Americas International for the three months ended March 31, 2022 was $52 million compared to $61 million for the three months ended March 31, 2021. The decrease in Americas International revenue was primarily driven by lower revenue from professional services and the continuing shift away from on-premise product solutions and the associated hardware maintenance and software support services, partially offset by higher revenue from the Company's OneCloud subscription hybrid offering and the favorable impact of foreign currency exchange rates.

Gross Profit
The following table sets forth gross profit and gross margin by operating segment for the periods indicated:

			Gross Margin		Change
	Three months ended March 31,		Three months ended March 31,
(In millions)	2022	2021	2022	2021	Amount	Percent
Products & Solutions	$104	$134	46.6%	59.3%	$(30)	(22)%
Services	302	322	61.3%	62.8%	(20)	(6)%
Unallocated amounts	(35)	(44)	(1)	(1)	9	(1)
Total	$371	$412	51.8%	55.8%	$(41)	(10)%
(1)Not meaningful.
Products & Solutions gross profit for the three months ended March 31, 2022 was $104 million compared to $134 million for the three months ended March 31, 2021. Products & Solutions gross margin decreased from 59.3% for the three months ended March 31, 2021 to 46.6% for the three months ended March 31, 2022. The decrease was attributable to a less favorable product mix including a higher proportion of revenue from hardware sales as the consumption of higher margin software continues to shift to a subscription model, which is reflected within our Services segment; higher freight and material costs as a result of supply chain pressures; and higher third party expenses, including costs associated with the perpetual license sale to a government agency.
Services gross profit for the three months ended March 31, 2022 was $302 million compared to $322 million for the three months ended March 31, 2021. Services gross margin decreased from 62.8% for the three months ended March 31, 2021 to 61.3% for the three months ended March 31, 2022. The decrease was mainly driven by an increase in costs associated with a higher mix of cloud and partner offerings and the unfavorable impact of higher margins associated with a government contract in the prior period, partially offset by the increase in revenue from the Company's OneCloud subscription hybrid offering.
Unallocated amounts for the three months ended March 31, 2022 and 2021 include the amortization of technology intangible assets and fair value adjustments recognized upon emergence from bankruptcy which are excluded from segment gross profit.
Operating Expenses
The following table sets forth operating expenses and the percentage of operating expenses to total revenue for the periods indicated:

			Percentage of Total Revenue		Change
	Three months ended March 31,		Three months ended March 31,
(In millions)	2022	2021	2022	2021	Amount	Percent
Selling, general and administrative	$245	$264	34.2%	35.8%	$(19)	(7)%
Research and development	60	57	8.4%	7.7%	3	5%
Amortization of intangible assets	40	39	5.6%	5.3%	1	3%
Restructuring charges, net	3	8	0.4%	1.1%	(5)	(63)%
Total operating expenses	$348	$368	48.6%	49.9%	$(20)	(5)%
Selling, general and administrative expenses for the three months ended March 31, 2022 were $245 million compared to $264 million for the three months ended March 31, 2021. The decrease was primarily attributable to lower channel compensation; lower accrued incentive compensation; and the favorable impact of foreign currency exchange rates, partially offset by higher investment in cloud go-to-market.
Research and development expenses for the three months ended March 31, 2022 were $60 million compared to $57 million for the three months ended March 31, 2021. The increase was primarily attributable to investments in cloud technology development, partially offset by lower accrued incentive compensation.
Amortization of intangible assets for three months ended March 31, 2022 were $40 million compared to $39 million for three months ended March 31, 2021.
Restructuring charges, net were $3 million for the three months ended March 31, 2022 compared to $8 million for the three months ended March 31, 2021. Restructuring charges during the three months ended March 31, 2022 consisted of $1 million for facility exit costs and $2 million for employee separation actions primarily in the U.S. Restructuring charges for the three months ended March 31, 2021 consisted of $7 million for facility exit costs and $1 million for employee separation actions in the U.S.
Operating Income
Operating income for the three months ended March 31, 2022 was $23 million compared to $44 million for the three months ended March 31, 2021. Our operating results for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 reflect, among other things, the following items which are described in more detail above:
•lower revenue and gross profit for the three months ended March 31, 2022; partially offset by
•lower selling, general and administrative costs for the three months ended March 31, 2022.
Interest Expense
Interest expense for the three months ended March 31, 2022 was $54 million compared to $59 million for the three months ended March 31, 2021. The decrease was mainly driven by lower average principal amounts outstanding, lower average interest rates and debt issuance costs incurred in the prior period as a result of the Company's Term Loan Credit Agreement amendment during the three months ended March 31, 2021, described in Note 7, “Financing Arrangements”, to our unaudited interim Condensed Consolidated Financial Statements.
Other Income, Net
Other income, net for the three months ended March 31, 2022 was $17 million compared to $1 million for the three months ended March 31, 2021. The increase was mainly driven by the change in fair value of the Emergence Date Warrants, partially offset by a non-cash settlement gain recorded during the three months ended March 31, 2021 related to the Company's other post-retirement plan.
Benefit from (Provision for) Income Taxes
The benefit from income taxes was $13 million for the three months ended March 31, 2022 compared to a provision for income taxes of $44 million for the three months ended March 31, 2021.
The Company's effective income tax rate for the three months ended March 31, 2022 differed from the U.S. federal tax rate by 72% or $10 million principally related to the release of reserves from statute of limitation expirations, deferred taxes (including losses) generated for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized and nondeductible expenses.
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
Net Loss
Net loss was $1 million for the three months ended March 31, 2022 compared to a net loss of $58 million for the three months ended March 31, 2021 as a result of the items discussed above.
Six months ended March 31, 2022 compared with the Six months ended March 31, 2021
Revenue
Revenue for the six months ended March 31, 2022 was $1,429 million compared to $1,481 million for the six months ended March 31, 2021. The decrease was primarily driven by the continuing shift away from on-premise product solutions, and the associated hardware maintenance, software support services and professional services, to the Company's OneCloud portfolio (including OneCloud subscription hybrid) and the unfavorable impact of foreign exchange rates. The decrease was partially offset by higher revenue from the Company's OneCloud subscription hybrid offering; a significant perpetual license sale with a government agency in the current period; higher cloud revenue; and higher revenue from hardware products.

The following table displays revenue and the percentage of revenue to total sales by operating segment for the periods indicated:

			Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
	Six months ended March 31,		Six months ended March 31,
(In millions)	2022	2021	2022	2021
Products & Solutions	$454	$492	32%	33%	(8)%	(7)%
Services	975	990	68%	67%	(2)%	(1)%
Unallocated amounts	—	(1)	—%	—%	(1)	(1)
Total revenue	$1,429	$1,481	100%	100%	(4)%	(3)%
(1)Not meaningful.
Products & Solutions revenue for the six months ended March 31, 2022 was $454 million compared to $492 million for the six months ended March 31, 2021. The decrease was primarily attributable to the continuing shift away from on-premise product solutions to the Company's OneCloud portfolio and the unfavorable impact of foreign currency exchange rates, partially offset by a significant perpetual license sale with a government agency in the current period; higher cloud revenue; and higher revenue from hardware products.
Services revenue for the six months ended March 31, 2022 was $975 million compared to $990 million for the six months ended March 31, 2021. The decrease was primarily driven by anticipated declines in hardware maintenance, software support services and professional services which continue to face headwinds driven by the continuing shift away from on-premise product solutions to the Company's OneCloud portfolio and the unfavorable impact of foreign currency exchange rates, partially offset by higher revenue from the Company's OneCloud subscription hybrid offering.
Unallocated amounts for the six months ended March 31, 2021 represent the fair value adjustment to deferred revenue recognized upon emergence from bankruptcy in December 2017 which is excluded from segment revenue.
The following table displays revenue and the percentage of revenue to total sales by location for the periods indicated:

			Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
	Six months ended March 31,		Six months ended March 31,
(In millions)	2022	2021	2022	2021
U.S.	$797	$827	56%	56%	(4)%	(4)%
International:
Europe, Middle East and Africa	367	382	26%	26%	(4)%	(2)%
Asia Pacific	148	152	10%	10%	(3)%	(1)%
Americas International - Canada and Latin America	117	120	8%	8%	(3)%	(3)%
Total international	632	654	44%	44%	(3)%	(2)%
Total revenue	$1,429	$1,481	100%	100%	(4)%	(3)%
Revenue in the U.S. was $797 million for the six months ended March 31, 2022 compared to $827 million for the six months ended March 31, 2021. The decrease in the U.S. was driven by the continuing shift away from on-premise product solutions and the associated hardware maintenance, software support services and professional services, partially offset by higher revenue from the Company's OneCloud subscription hybrid offering; a significant perpetual license sale with a government agency in the current period; higher cloud revenue; and higher revenue from hardware products.
Revenue in Europe, Middle East and Africa ("EMEA") for the six months ended March 31, 2022 was $367 million compared to $382 million for the six months ended March 31, 2021. The decrease in EMEA was mainly driven by the continuing shift away from on-premise product solutions and the associated hardware maintenance and software support services and the unfavorable impact of foreign currency exchange rates, partially offset by higher revenue from the Company's OneCloud subscription hybrid offering.
Revenue in Asia Pacific ("APAC") for the six months ended March 31, 2022 was $148 million compared to $152 million for the six months ended March 31, 2021. The decrease in APAC revenue was mainly driven by the continuing shift away from on-premise product solutions and the associated hardware maintenance and software support services and the unfavorable impact of foreign currency exchange rates, partially offset by higher revenue from the Company's OneCloud subscription hybrid offering.

Revenue in Americas International for the six months ended March 31, 2022 was $117 million compared to $120 million for the six months ended March 31, 2021. The decrease in Americas International revenue was primarily driven by lower revenue from professional services and the continuing shift away from on-premise product solutions and the associated hardware maintenance and software support services, partially offset by higher revenue from the Company's OneCloud subscription hybrid offering.
Gross Profit
The following table sets forth gross profit and gross margin by operating segment for the periods indicated:

			Gross Margin		Change
	Six months ended March 31,		Six months ended March 31,
(In millions)	2022	2021	2022	2021	Amount	Percent
Products & Solutions	$224	$295	49.3%	60.0%	$(71)	(24)%
Services	593	620	60.8%	62.6%	(27)	(4)%
Unallocated amounts	(77)	(87)	(1)	(1)	10	(1)
Total	$740	$828	51.8%	55.9%	$(88)	(11)%
(1)Not meaningful.
Products & Solutions gross profit for the six months ended March 31, 2022 was $224 million compared to $295 million for the six months ended March 31, 2021, Products & Solutions gross margin decreased from 60.0% for the six months ended March 31, 2021 to 49.3% for the six months ended March 31, 2022. The decrease was mainly driven by a less favorable product mix including a higher proportion of hardware sales as the consumption of higher margin software continues to shift to a subscription model, which is reflected within our Services segment; higher freight and material costs as a result of supply chain pressures; and higher third party expenses, including costs associated with the perpetual license sale to a government agency.
Services gross profit for the six months ended March 31, 2022 was $593 million compared to $620 million for the six months ended March 31, 2021. Services gross margin decreased from 62.6% for the six months ended March 31, 2021 to 60.8% for the six months ended March 31, 2022. The decrease was mainly driven by an increase in costs associated with a higher mix of cloud and partner offerings, partially offset by the increase in revenue from the Company's OneCloud subscription hybrid offering.
Unallocated amounts for the six months ended March 31, 2022 and 2021 include the amortization of technology intangible assets and fair value adjustments recognized upon emergence from bankruptcy which are excluded from segment gross profit.
Operating Expenses
The following table sets forth operating expenses and the percentage of operating expenses to total revenue for the periods indicated:

			Percentage of Total Revenue		Change
	Six months ended March 31,		Six months ended March 31,
(In millions)	2022	2021	2022	2021	Amount	Percent
Selling, general and administrative	$507	$519	35.5%	35.0%	$(12)	(2)%
Research and development	121	112	8.4%	7.6%	9	8%
Amortization of intangible assets	80	79	5.6%	5.3%	1	1%
Restructuring charges, net	10	12	0.7%	0.8%	(2)	(17)%
Total operating expenses	$718	$722	50.2%	48.7%	$(4)	(1)%
Selling, general and administrative expenses for the six months ended March 31, 2022 were $507 million compared to $519 million for the six months ended March 31, 2021. The decrease was primarily attributable to lower accrued incentive compensation; the favorable impact of foreign currency exchange rates; lower channel compensation; and lower facility related costs, partially offset by higher investment in cloud go-to-market, travel expenses, and employee benefit costs.
Research and development expenses for the six months ended March 31, 2022 were $121 million compared to $112 million for the six months ended March 31, 2021. The increase was primarily attributable to investments in cloud technology development, partially offset by lower accrued incentive compensation.
Amortization of intangible assets were $80 million for the six months ended March 31, 2022 and $79 million for the six months ended March 31, 2021.

Restructuring charges, net were $10 million for the six months ended March 31, 2022 compared to $12 million for the six months ended March 31, 2021. Restructuring charges during the six months ended March 31, 2022 consisted of $6 million for facility exit costs and $4 million for employee separation actions primarily in the U.S. and EMEA. Restructuring charges for the six months ended March 31, 2021 consisted of $10 million for facility exit costs and $2 million for employee separation actions in the U.S and EMEA.
Operating Income
Operating income for the six months ended March 31, 2022 was $22 million compared to $106 million for the six months ended March 31, 2021. Our operating results for the six months ended March 31, 2022 as compared to the six months ended March 31, 2021 reflect, among other things, the following items which are described in more detail above:
•lower revenue and gross profit for the six months ended March 31, 2022;
•higher research and development costs for the six months ended March 31, 2022; and
•lower selling, general and administrative costs for the six months ended March 31, 2022
Interest Expense
Interest expense for the six months ended March 31, 2022 was $108 million compared to $115 million for the six months ended March 31, 2021. The decrease was mainly driven by lower average principal amounts outstanding, lower average interest rates and debt issuance costs incurred in the prior period as a result of the Company's Term Loan Credit Agreement amendment during the six months ended March 31, 2021, described in Note 7, “Financing Arrangements,” to our unaudited interim Condensed Consolidated Financial Statements.
Other Income, Net
Other income, net for the six months ended March 31, 2022 was $24 million compared to $1 million for the six months ended March 31, 2021. The increase was mainly driven by the change in fair value of the Emergence Date Warrants, partially offset by a non-cash settlement gain recorded during the six months ended March 31, 2021 related to the Company's other post-retirement plan.
Provision for Income Taxes
The provision for income taxes was $5 million for the six months ended March 31, 2022 compared to a provision for income taxes of $54 million for the six months ended March 31, 2021.
The Company's effective income tax rate for the six months ended March 31, 2022 differed from the U.S. federal tax rate by 29% or $18 million principally related to deferred taxes (including losses) generated for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, the release of reserves from statute of limitation expirations, and nondeductible expenses.
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
Net Loss
Net loss was $67 million for the six months ended March 31, 2022 compared to a net loss of $62 million for the six months ended March 31, 2021 as a result of the items discussed above.
Liquidity and Capital Resources
We expect our existing cash balance and borrowings available under our ABL Credit Agreement to be our primary sources of short-term liquidity. Our ability to meet our cash requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe these sources will be adequate to meet our liquidity needs for at least the next twelve months from the filing of this quarterly report on Form 10-Q.

Cash Flow Activity
The following table provides a summary of the statements of cash flows for the periods indicated:

	Six months ended March 31,
(In millions)	2022	2021
Net cash (used for) provided by:
Operating activities	$(113)	$24
Investing activities	(52)	(53)
Financing activities	(8)	(108)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1)	3
Net decrease in cash, cash equivalents, and restricted cash	(174)	(134)
Cash, cash equivalents, and restricted cash at beginning of period	502	731
Cash, cash equivalents, and restricted cash at end of period	$328	$597
Operating Activities
Cash used for operating activities for the six months ended March 31, 2022 was $113 million compared to cash provided by operating activities of $24 million for the six months ended March 31, 2021. The change was primarily due to the timing of customer cash payments as the Company continues its transition to a cloud and subscription model and lower cash earnings, partially offset by $52 million of net proceeds received from the restructuring of the Company's Forward Swap Agreements which is described within Note 8, "Derivative Instruments and Hedging Activities," to our unaudited interim Condensed Consolidated Financial Statements and lower contributions to the Company's pension and post-retirement benefit plans.
Investing Activities
Cash used for investing activities for the six months ended March 31, 2022 was $52 million compared to $53 million for the six months ended March 31, 2021 as a result of capital expenditures in each period.
Financing Activities
Cash used for financing activities for the six months ended March 31, 2022 was $8 million compared to $108 million for the six months ended March 31, 2021. The change was primarily due to repurchases of shares of common stock under the Company's share repurchase program and a principal repayment under the Term Loan Credit Agreement during the six months ended March 31, 2021 with no comparable transactions in the current period, offset by lower proceeds from the exercise of stock options during the six months ended March 31, 2022.
Financing Transactions
On February 24, 2021, the Company amended its Term Loan Credit Agreement, pursuant to which the Company prepaid, replaced and refinanced all first lien term loans due December 2024 outstanding under the Term Loan Credit Agreement with $100 million in cash and $743 million in principal amount of new first lien term loans due December 2027.
See Note 7, “Financing Arrangements,” to our unaudited interim Condensed Consolidated Financial Statements for additional information regarding the Company’s Term Loan Credit Agreement.
On March 23, 2022, the Company restructured its interest rate swap agreements by terminating its existing Forward Swap Agreements, which fixed a portion of the variable rate interest due under the Company's Term Loan Credit Agreement from December 15, 2022 through December 15, 2024, and simultaneously entering into new interest rate swap agreements to extend its interest rate protection from December 15, 2024 to June 15, 2027. The new swap agreements fix a portion of the variable interest due under the Company's Term Loan Credit Agreement from December 15, 2022 through June 15, 2027. The Company received $52 million of net cash proceeds from the restructuring, and, as a result of the change in the interest rates underlying the swap agreements, the Company will make incremental interest payments between December 15, 2022 and December 15, 2024 that approximate the net proceeds received from the restructuring.
See Note 8, “Derivative Instruments and Hedging Activities,” to our unaudited interim Condensed Consolidated Financial Statements for additional information regarding the Company’s interest rate swap agreements.
As of March 31, 2022, the Company was in compliance with all covenants and other requirements under its debt agreements.
Future Cash Requirements
Our primary future cash requirements will be to fund operations, debt service, capital expenditures, benefit obligations and restructuring payments. In addition, we may use cash in the future to make strategic acquisitions or investments.

Specifically, we expect our primary cash requirements for the remainder of fiscal 2022 to be as follows:
•Debt service—We expect to make payments of approximately $94 million during the remainder of fiscal 2022 in interest associated with the Term Loan Credit Agreement, Senior Notes and Convertible Notes, and fees associated with our ABL Credit Agreement. In the ordinary course of business, we may from time to time borrow and repay amounts under our ABL Credit Agreement.
•Capital expenditures—We expect to spend approximately $50 million to $60 million for capital expenditures during the remainder of fiscal 2022.
•Benefit obligations—We estimate we will make payments under our pension and post-retirement benefit obligations of approximately $17 million during the remainder of fiscal 2022. These payments include $11 million for our non-U.S. benefit plans, which are predominantly not pre-funded, and $6 million for salaried and represented retiree post-retirement benefits. As a result of the American Rescue Plan Act, we do not expect to make any contributions to satisfy the minimum statutory funding requirements of our U.S. qualified pension plans during fiscal 2022. See discussion in Note 11, "Benefit Obligations," to our unaudited interim Condensed Consolidated Financial Statements for further details.
•Restructuring payments—We expect to make payments of approximately $10 million during the remainder of fiscal 2022 for employee separation costs associated with restructuring actions. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally.
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
Future Sources of Liquidity
We expect our cash balance and borrowings available under our ABL Credit Agreement to be our primary sources of short-term liquidity.
As of March 31, 2022 and September 30, 2021, our cash and cash equivalent balances held outside the U.S. were $171 million and $195 million, respectively. As of March 31, 2022, the Company's cash and cash equivalents held outside the U.S. are not expected to be needed to be repatriated to fund the Company's operations in the U.S. based on our expected future sources of liquidity.
Under the terms of the ABL Credit Agreement, the Company can issue letters of credit up to $150 million. At March 31, 2022, the Company had issued and outstanding letters of credit and guarantees of $32 million under the ABL Credit Agreement and had no borrowings outstanding. The aggregate additional principal amount that may be borrowed under the ABL Credit Agreement, based on the borrowing base less $32 million of outstanding letters of credit and guarantees, was $118 million at March 31, 2022.
We believe that our existing cash and cash equivalents of $324 million as of March 31, 2022 and borrowings available under the ABL Credit Agreement will be sufficient to meet our future cash requirements for at least the next twelve months from the filing of this quarterly report on Form 10-Q. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our cash flow from operations continues to be negatively impacted by our transition from an ownership model with an existing on-premise solution, to a usage model with our OneCloud portfolio. Customers purchasing a solution in our OneCloud portfolio generally pay cash over time rather than upfront. We believe that our financial resources, along with appropriate management of discretionary expenses, will allow us to manage the temporary impacts of our business transformation, COVID-19 and the Russia/Ukraine conflict on our business operations, and specifically our liquidity, for the foreseeable future. We expect to seek incremental financing to fund the maturity of the $350 million Convertible 2.25% Senior Notes due June 15, 2023. There can be no assurance we will be able to obtain such financing on acceptable terms.
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
As of March 31, 2022, the Company’s debt ratings were as follows:
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
Critical Accounting Policies and Estimates
Management has reassessed the critical accounting policies and estimates disclosed in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 22, 2021 and determined that there were no significant changes to our critical accounting policies and estimates during the six months ended March 31, 2022.
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

The reconciliation of net loss, which is a GAAP measure, to EBITDA and Adjusted EBITDA, which are non-GAAP measures, is presented below for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
(In millions)	2022	2021	2022	2021
Net loss	$(1)	$(58)	$(67)	$(62)
Interest expense	54	59	108	115
Interest income	(1)	(1)	(1)	(1)
(Benefit from) provision for income taxes	(13)	44	5	54
Depreciation and amortization	99	106	203	209
EBITDA	138	150	248	315
Impact of fresh start accounting adjustments(a)	—	1	—	1
Restructuring charges(b)	3	6	10	10
Share-based compensation	14	13	28	27
Pension and post-retirement benefit costs	(1)	—	(2)	—
Gain on post-retirement plan settlement	—	(14)	—	(14)
Change in fair value of Emergence Date Warrants	(7)	22	(8)	27
(Gain) loss on foreign currency transactions	(2)	(1)	(2)	1
Adjusted EBITDA	$145	$177	$274	$367
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
The forward-looking statements included herein are based upon our assumptions, estimates and beliefs and involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and may be affected by a variety of risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Risks, uncertainties and other factors that may cause these forward-looking statements to be inaccurate include, among others: the risks and factors discussed in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q, as well as Part I, Item 1A "Risk Factors" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the SEC on November 22, 2021.
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
Interest Rate Risk
The Company has exposure to changing interest rates primarily under the Term Loan Credit Agreement and ABL Credit Agreement, each of which bears interest at variable rates based on LIBOR. As of March 31, 2022, the Company had interest rate swap agreements, which mature on December 15, 2022, to pay a fixed rate of 2.935% on its $1,543 million of variable rate loans outstanding (the "Original Swap Agreements").
As of March 31, 2022, the Company also has forward starting swap agreements to fix a portion of the variable rate interest due on its Term Loan Credit Agreement from December 15, 2022 (the maturity date of the Original Swap Agreements) through June 15, 2027. Under the terms of the forward starting swap agreements, the Company will pay a fixed rate of 2.5480% and receive a variable rate of interest based on one-month SOFR. The Company's intends to transition its Term Loan Credit Agreement from one-month LIBOR to one-month SOFR effective December 15, 2022. The forward swap agreements have a total notional amount of $1,000 million. Over the twelve months following March 31, 2022, a hypothetical one percent change in interest rates would affect interest expense by approximately $2 million.
It is management's intention that the net notional amount of interest rate swap agreements be less than or equal to the variable rate loans outstanding during the life of the derivatives. For the three months ended March 31, 2022 and 2021, the Company recognized a loss on the interest rate swap agreements of $12 million and $13 million, respectively, which is reflected in Interest expense in the Condensed Consolidated Statements of Operations. For both the six months ended March 31, 2022 and 2021, the Company recognized a loss on the interest rate swap agreements of $25 million which is also reflected in Interest expense. At March 31, 2022, the Company maintained a $34 million deferred gain on its interest rate swap agreements within Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets.
See Note 8, “Derivative Instruments and Hedging Activities,” to our Condensed Consolidated Financial Statements included in Part I, Item I of this quarterly report on Form 10-Q for additional information related to the Company’s interest rate swap agreements.
Foreign Currency Risk
Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of our non-U.S. ("foreign") operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are Euros, Canadian Dollars, British Pound Sterling, Chinese Renminbi, Australian Dollar, Indian Rupee, Japanese Yen, and Brazilian Reals.
Non-U.S. denominated revenue was $147 million and $307 million for the three and six months ended March 31, 2022, respectively. We estimate a 10% change in the value of the U.S. dollar relative to all foreign currencies would have affected our revenue for the three and six months ended March 31, 2022 by $15 million and $31 million, respectively.
The Company, from time-to-time, utilizes foreign currency forward contracts primarily to hedge fluctuations associated with certain monetary assets and liabilities including receivables, payables and certain intercompany balances. These foreign currency forward contracts are not designated for hedge accounting treatment. As a result, changes in the fair value of these contracts are recorded as a component of Other income, net to offset the change in the value of the underlying assets and liabilities. As of March 31, 2022, the Company maintained open foreign exchange contracts with a total notional value of $156 million, hedging the British Pound Sterling, Mexican Peso, Czech Koruna and Japanese Yen. As of March 31, 2022, the fair value of open foreign exchange contracts was an unrealized loss of $1 million which was recorded within Other current liabilities in the Condensed Consolidated Balance Sheets. For the three months ended March 31, 2022 and 2021, the Company's (loss) gain on foreign exchange contracts was $(1) million and $1 million, respectively, and was recorded within Other income, net in the Condensed Consolidated Statements of Operations. For the six months ended March 31, 2022 and 2021, the Company's (loss) gain on foreign exchange contracts was $(1) million and $6 million, respectively, which was also recorded within Other income, net.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
As of March 31, 2022, the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, that evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2022 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the second quarter of fiscal 2022, the Company implemented a new enterprise resource planning accounting module designed to simplify and streamline the accounting process for certain contracts with customers and to provide enhanced operational information to management. The transition to the new accounting module necessitated changes in the design and operation of the Company's internal controls over financial reporting. Certain controls that were previously determined to be effective as of September 30, 2021 were replaced with new or modified controls. Other than those controls impacted by the implementation of the new accounting module, there have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under Note 18, "Commitments and Contingencies," to the unaudited interim Condensed Consolidated Financial Statements is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes during the quarterly period ended March 31, 2022 to the risk factors previously disclosed in the Company's Form 10-K filed with the Securities and Exchange Commission on November 22, 2021 other than as shown below:
Risks Related to Our Business
Intellectual Property and Information Security
A breach of the security of our information systems, products or services or of the information systems of our third-party providers could adversely affect our business, operating results and financial condition.
We rely on the security of our information systems and, in certain circumstances, those of our third-party providers, such as channel partners, vendors, consultants and contract manufacturers, to protect our proprietary information and information of our customers. In addition, the growth of bring your own device programs has increased the need for enhanced security measures. IT security system failures, including a breach of our or our third-party providers' data security systems, could disrupt our ability to function in the normal course of business by potentially causing, among other things, delays in the fulfillment or cancellation of customer orders, disruptions in the manufacture or shipment of products or delivery of services or an unintentional disclosure of customer, employee or our information. Additionally, despite our security procedures or those of our third-party providers, information systems and our products and services may be vulnerable to threats such as computer hacking, cyber-terrorism or other unauthorized attempts by third parties to access, modify or delete our or our customers' proprietary information.
We take cybersecurity seriously and devote significant resources and tools to protect our systems, products and data and the data of our customers from intrusions and to ensure compliance with our contractual and regulatory obligations. However, these security efforts are costly to implement and may not be successful. Cyberattacks and similar threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them. In come cases the attacks have been sponsored by state actors with significant financial and technological means. Computer malware, viruses, scraping and general hacking have become more prevalent in our industry, have occurred on our systems in the past, and may occur on our systems in the future. There can be no assurance that we will be able to prevent, detect and adequately insure against and address or mitigate cyberattacks or security breaches. We investigate potential data breach issues identified through our security procedures and terminate, mitigate and remediate such issues as appropriate. Past incidents have involved outside actors and issues stemming from certain internal configuration, vulnerabilities in third-party software which may impact our systems, applications, products and offerings and migration issues of our applications to other platforms. A breach of our systems could have a material adverse effect on our reputation as a provider of business communications products and services and could cause irreparable damage to us or our systems regardless of whether we or our third-party providers are able to adequately recover critical systems following a systems failure, either or both of which could, in turn, have a material adverse effect on our operating results and financial conditions.
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
We do business in approximately 190 countries. We conduct significant sales, customer support operations and a significant portion of our research and development activities in countries outside of the U.S., and we depend on non-U.S. operations of our contract manufacturers and our channel partners. For fiscal 2021, we derived 43% of our revenue from sales outside of the U.S., with the most significant portions generated from Germany, the United Kingdom and Canada. In addition, we intend to continue to grow our business internationally. The vast majority of our contract manufacturing also takes place outside the U.S., primarily in southern China.
Accordingly, our results could be materially and adversely affected by a variety of uncontrollable and changing factors relating to international business operations, including:
•economic conditions and geopolitical developments, such as the Russia/Ukraine conflict and the sanctions and export controls recently imposed by the U.S., UK and the EU on certain industries and Russian parties as a result of the conflict, as well as any counter responses by the governments of Russia or other jurisdictions, along with tariffs, changes to significant trading relationships, the negotiation of new or revised international trade agreements and retaliatory efforts from such trade restrictions, constraints and prohibitions, such as the U.S. China trade dispute and the EU's position on humanitarian rights towards countries in the Middle East, Africa and Asian territories;
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
•military conflict, terrorist activities and health pandemics or similar issues, such as the current conflict and military action between Russia and Ukraine;
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
The military operation launched by Russia against Ukraine created economic and security concerns that have had and will likely continue to have an impact on regional and global economies and, in turn, our business. Sanctions and other retaliatory measures have been taken, and could be taken in the future, by the U.S., EU, and other jurisdictions which severely limit our ability to conduct commercial activities with Russian companies, organizations and individuals on the U.S.'s List of Specially Designated Nationals, some of which are Avaya customers. Under current restrictions we cannot provide certain services to customers in Russia, and as a result, as we comply with all applicable sanctions, we are unable to fulfill certain of our existing contractual obligations to customers in Russia, nor can we commence new maintenance and support arrangements in Russia.
Although the Company's financial results were not materially impacted by the conflict and related retaliatory measures during the three months ended March 31, 2022, the Company expects that they will have a negative effect during the remainder of fiscal 2022 of approximately $45 million on anticipated revenue in Russia and, as companies in EMEA (other than Russia) shift priorities, an additional $15 million across EMEA. However, prolonged hostilities could exacerbate the overall effects of the conflict on our Company, both in that region and in other markets where we do business. While it is impossible to predict for how long the ongoing conflict will impact regional and global economies, these conditions and restrictions could materially and adversely affect our operations, supply chain and financial results.

General Risk Factors
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
In addition, these catastrophic disasters or other events, such as the global shortage of semiconductor chips and the military conflict between Russia and Ukraine, related export controls and possible counter responses to such sanctions, could lead to supply chain disruptions, restrictions on our ability to distribute our products and restrictions on our ability to provide services in the regions affected. Any prolonged and significant supply chain disruption that impacts us or our customers, partners, vendors and/or suppliers, or an inability to provide products or services, would likely impact our sales in the affected region, increase our costs and negatively affect our operating results. For instance, the COVID-19 pandemic, which adversely affected the global economy and financial markets in fiscal 2021 and fiscal 2020, resulted in an economic downturn that affected demand for our products and services and likely impacted our operating results. Similarly, the decrease in the availability of global shipping has led to an increase in freight and shipping costs and there are no assurances that such shipping disruptions and higher logistics costs will not continue or increase, which may adversely affect our operating results and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
The following table provides information with respect to purchases by the Company of shares of common stock during the three months ended March 31, 2022:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under Plans or Programs(2)(3)
January 1 - 31, 2022	—	$—	—	$147,473,425
February 1 - 28, 2022	216,529	$14.9989	—	$147,473,425
March 1 - 31, 2022	2,154	$13.2500	—	$147,473,425
Total	218,683	$14.9816	—
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
10.1
Amendment No. 1 to the Avaya Holdings Corp 2019 Equity Incentive Plan (incorporated herein by reference to Annex B of the Company’s Definitive Proxy Statement on Schedule 14A filed on January 18, 2022)

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
May 10, 2022