Form 10-Q
period 2022-06-30
Avaya Holdings Corp.
filed 2023-09-08
CIK 1418100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-38289

AVAYA HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Delaware		26-1119726
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

350 Mt. Kemble Avenue		07960
Morristown,	New Jersey
(Address of Principal executive offices)		(Zip Code)
(908) 953-6000
(Registrant's telephone number, including area code)
None
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AVYA	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐   No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☐   No  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☒
As of April 30, 2023, 86,846,958 shares of common stock, $.01 par value, of the registrant were outstanding.

1

When we use the terms "we," "us," "our," "Avaya" or the "Company," we mean Avaya Holdings Corp., a Delaware corporation, and its consolidated subsidiaries taken as a whole, unless the context otherwise indicates.
This Quarterly Report on Form 10-Q (this "Quarterly Report") contains the registered and unregistered trademarks or service marks of Avaya and are the property of Avaya Holdings Corp. and/or its affiliates. This Quarterly Report on Form 10-Q also contains additional trade names, trademarks or service marks belonging to us and to other companies. We do not intend our use or display of other parties' trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.
Explanatory Note
As previously disclosed in the Company’s NT 10-Q (the "12b-25") filed with the U.S. Securities & Exchange Commission (the “SEC”) on August 9, 2022, the Company was not able to timely file its quarterly report on Form 10-Q because the audit committee (the “Audit Committee”) of the Company’s board of directors was conducting internal investigations to review, among other things, the circumstances surrounding the Company’s financial results for the quarter ended June 30, 2022 and items related to a whistleblower claim. The Audit Committee has completed its planned procedures with respect to its investigations and continues to cooperate with the SEC's ongoing investigation, which could require additional procedures to be performed. The results of the investigations are disclosed in Note 1, "Background and Basis of Presentation," to the Company's Condensed Consolidated Financial Statements. Additionally, the Company has completed its impairment assessment of its long lived assets, including its intangible assets. The Company has also determined that its internal control over financial reporting is not effective as of June 30, 2022 as a result of material weaknesses disclosed in Item 4.
Additionally, on February 14, 2023 (the “Petition Date”), Avaya Holdings Corp. (“Avaya Holdings”) and certain of its direct and indirect subsidiaries (the “Debtors”) commenced voluntary cases (the “Chapter 11 Cases”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). On the Petition Date, the Company entered into a Restructuring Support Agreement (the “RSA”) with certain of its creditors that contemplated a prepackaged joint plan of reorganization (the “Plan”). The implementation of the Plan pursuant to the RSA did not provide for any recovery for holders of the Company’s existing common stock, par value $0.01 per share (the “Common Stock”) or Series A Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock").
After the Petition Date, following the effectiveness of a Form 25-NSE and the filing of post-effective amendments to outstanding registration statements to remove unsold securities, the Company filed a Form 15 with the United States Securities and Exchange Commission (the "SEC") to deregister its Common Stock under the Securities Exchange Act of 1934 (the “Exchange Act”) and to suspend its reporting obligations pursuant to Section 15(d)(1) of the Exchange Act, because the Company had less than 300 holders of record of each class of securities to which Securities Act registration statements related
2

at the beginning of its 2023 fiscal year. The Company is filing this report to comply with its obligations to file all reports required to be filed with the SEC not filed prior to the filing of the Form 15.
The Bankruptcy Court confirmed the Plan on March 22, 2023, and the Debtors satisfied all conditions required for Plan effectiveness and emerged from the Chapter 11 Cases as a non-reporting private company on May 1, 2023 (the "Emergence Date").

3

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
REVENUE
Products	$160	$254	$614	$746
Services	406	478	1,381	1,467
	566	732	1,995	2,213
COSTS
Products:
Costs	89	98	319	295
Amortization of technology intangible assets	35	43	112	129
Services	191	184	573	554
	315	325	1,004	978
GROSS PROFIT	251	407	991	1,235
OPERATING EXPENSES
Selling, general and administrative	236	266	743	785
Research and development	52	55	173	167
Amortization of intangible assets	39	40	119	119
Impairment charges	1,596	—	1,596	—
Restructuring charges, net	12	5	22	17
	1,935	366	2,653	1,088
OPERATING (LOSS) INCOME	(1,684)	41	(1,662)	147
Interest expense	(54)	(54)	(162)	(169)
Other income, net	14	10	38	11
LOSS BEFORE INCOME TAXES	(1,724)	(3)	(1,786)	(11)
(Provision for) benefit from income taxes	(42)	46	(47)	(8)
NET (LOSS) INCOME	$(1,766)	$43	$(1,833)	$(19)
(LOSS) EARNINGS PER SHARE
Basic	$(20.40)	$0.45	$(21.45)	$(0.26)
Diluted	$(20.40)	$0.43	$(21.45)	$(0.26)
Weighted average shares outstanding
Basic	86.6	84.9	85.6	84.4
Diluted	86.6	88.0	85.6	84.4
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(In millions)

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(1,766)	$43	$(1,833)	$(19)
Other comprehensive income (loss):
Pension, post-retirement and post-employment benefit-related items, net of income taxes of $0 for both the three and nine months ended June 30, 2022; and $0 and $(1) for the three and nine months ended June 30, 2021, respectively	(2)	(2)	(5)	44
Cumulative translation adjustment	6	(9)	20	6
Change in interest rate swaps, net of income taxes of $11 and $(3) for the three and nine months ended June 30, 2022, respectively; and $0 for both the three and nine months ended June 30, 2021	41	9	109	50
Other comprehensive income (loss)	45	(2)	124	100
Total comprehensive (loss) income	$(1,721)	$41	$(1,709)	$81
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share and share amounts)

	June 30, 2022	September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$217	$498
Accounts receivable, net	306	307
Inventory	51	51
Contract assets, net	626	518
Contract costs	114	117
Other current assets	117	100
TOTAL CURRENT ASSETS	1,431	1,591
Property, plant and equipment, net	294	295
Deferred income taxes, net	—	40
Intangible assets, net	1,886	2,235
Goodwill	—	1,480
Operating lease right-of-use assets	104	135
Other assets	257	209
TOTAL ASSETS	$3,972	$5,985
LIABILITIES
Current liabilities:
Debt maturing within one year	$327	$—
Accounts payable	313	295
Payroll and benefit obligations	117	193
Contract liabilities	257	360
Operating lease liabilities	41	49
Business restructuring reserves	14	19
Other current liabilities	147	181
TOTAL CURRENT LIABILITIES	1,216	1,097
Non-current liabilities:
Long-term debt	2,507	2,813
Pension obligations	570	648
Other post-retirement obligations	149	153
Deferred income taxes, net	46	53
Contract liabilities	313	305
Operating lease liabilities	78	102
Business restructuring reserves	16	25
Other liabilities	231	267
TOTAL NON-CURRENT LIABILITIES	3,910	4,366
TOTAL LIABILITIES	5,126	5,463
Commitments and contingencies (Note 18)
Preferred stock, $0.01 par value; 55,000,000 shares authorized at June 30, 2022 and September 30, 2021
Convertible series A preferred stock; 125,000 shares issued and outstanding at June 30, 2022 and September 30, 2021	132	130
STOCKHOLDERS' (DEFICIT) EQUITY
Common stock, $0.01 par value; 550,000,000 shares authorized; 86,846,958 shares issued and outstanding at June 30, 2022; and 84,115,602 shares issued and outstanding at September 30, 2021	1	1
Additional paid-in capital	1,498	1,467
Accumulated deficit	(2,818)	(985)
Accumulated other comprehensive income (loss)	33	(91)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(1,286)	392
TOTAL LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY	$3,972	$5,985
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Changes in Stockholders' (Deficit) Equity (Unaudited)
(In millions)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' (Deficit) Equity
	Shares	Par Value
Balance as of September 30, 2021	84.1	$1	$1,467	$(985)	$(91)	$392
Issuance of common stock under the equity incentive plan and the Stock Bonus Program	0.9		5			5
Issuance of common stock under the employee stock purchase plan	0.2		3			3
Shares repurchased and retired for tax withholding on vesting of restricted stock units and Stock Bonus Program shares	(0.3)		(7)			(7)
Share-based compensation expense			14			14
Preferred stock dividends paid			(1)			(1)
Net loss				(66)		(66)
Other comprehensive income					40	40
Balance as of December 31, 2021	84.9	$1	$1,481	$(1,051)	$(51)	$380
Issuance of common stock under the equity incentive plan	0.7					—
Issuance of common stock under the employee stock purchase plan	0.3		4			4
Shares repurchased and retired for tax withholding on vesting of restricted stock units	(0.2)		(3)			(3)
Share-based compensation expense			14			14
Preferred stock dividends accrued			(1)			(1)
Net loss				(1)		(1)
Other comprehensive income					39	39
Balance as of March 31, 2022	85.7	$1	$1,495	$(1,052)	$(12)	$432
Issuance of common stock under the equity incentive plan	0.4					—
Issuance of common stock under the employee stock purchase plan	0.8		3			3
Shares repurchased and retired for tax withholding on vesting of restricted stock units	(0.1)		(1)			(1)
Share-based compensation expense			2			2
Preferred stock dividends accrued			(1)			(1)
Net loss				(1,766)		(1,766)
Other comprehensive income					45	45
Balance as of June 30, 2022	86.8	$1	$1,498	$(2,818)	$33	$(1,286)

Balance as of September 30, 2020	83.3	$1	$1,449	$(969)	$(245)	$236
Issuance of common stock under the equity incentive plan	0.3					—
Issuance of common stock under the employee stock purchase plan	0.3		3			3
Shares repurchased and retired for tax withholding on vesting of restricted stock units	(0.1)		(2)			(2)
Share-based compensation expense			14			14
Preferred stock dividends accrued			(1)			(1)
Adjustment for adoption of new accounting standard				(3)		(3)
Net loss				(4)		(4)
Other comprehensive income					17	17
Balance as of December 31, 2020	83.8	$1	$1,463	$(976)	$(228)	$260
Issuance of common stock under the equity incentive plan	1.2		8			8
Issuance of common stock under the employee stock purchase plan	0.2		3			3
Shares repurchased and retired for tax withholding on vesting of restricted stock units	(0.3)		(7)			(7)
Shares repurchased and retired under share repurchase program	(0.2)		(7)			(7)
Share-based compensation expense			13			13
Preferred stock dividends accrued			(1)			(1)
Net loss				(58)		(58)
Other comprehensive income					85	85
Balance as of March 31, 2021	84.7	$1	$1,472	$(1,034)	$(143)	$296
Issuance of common stock under the equity incentive plan	0.3					—
Issuance of common stock under the employee stock purchase plan	0.1		3			3
Shares repurchased and retired for tax withholding on vesting of restricted stock units	(0.1)		(2)			(2)
Shares repurchased and retired under share repurchase program	(0.6)		(15)			(15)
Share-based compensation expense			11			11
Preferred stock dividends paid			(1)			(1)
Net income				43		43
Other comprehensive loss					(2)	(2)
Balance as of June 30, 2021	84.4	$1	$1,468	$(991)	$(145)	$333
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine months ended June 30,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(1,833)	$(19)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	303	314
Share-based compensation	30	41
Amortization of debt discount and issuance costs	21	19
Loss on extinguishment of debt	—	1
Deferred income taxes, net	27	(9)
Impairment charges	1,596	—
Gain on post-retirement plan settlement	—	(14)
Change in fair value of 2017 emergence date warrants	(9)	27
Unrealized (gain) loss on foreign currency transactions	(10)	6
Other non-cash charges (credits), net	8	(1)
Changes in operating assets and liabilities:
Accounts receivable	—	(3)
Inventory	(4)	4
Operating lease right-of-use assets and liabilities	—	2
Contract assets	(162)	(172)
Contract costs	5	(8)
Accounts payable	18	35
Payroll and benefit obligations	(110)	(84)
Business restructuring reserves	(11)	(11)
Contract liabilities	(90)	(109)
Other assets and liabilities	23	16
NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(198)	35
INVESTING ACTIVITIES:
Capital expenditures	(80)	(78)
NET CASH USED FOR INVESTING ACTIVITIES	(80)	(78)
FINANCING ACTIVITIES:
Shares repurchased under share repurchase program	—	(22)
Repayment of Term Loan Credit Agreement due to refinancing	—	(743)
Proceeds from Term Loan Credit Agreement due to refinancing	—	743
Repayment of Term Loan Credit Agreement	—	(100)
Debt issuance costs	—	(2)
Principal payments for financing leases	(5)	(10)
Payments for other financing arrangements	(1)	(1)
Proceeds from other financing arrangements	—	3
Proceeds from Employee Stock Purchase Plan	9	10
Proceeds from exercises of stock options	1	8
Preferred stock dividends paid	(1)	(1)
Shares repurchased for tax withholdings on vesting of restricted stock units and Stock Bonus Program shares	(11)	(11)
Other financing activities	10	—
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	2	(126)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(5)	4
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(281)	(165)
Cash, cash equivalents, and restricted cash at beginning of period	502	731
Cash, cash equivalents, and restricted cash at end of period	$221	$566
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Background and Basis of Presentation
Background
Avaya Holdings Corp. (the "Parent" or "Avaya Holdings"), together with its consolidated subsidiaries (collectively, the "Company" or "Avaya"), is a global leader in digital communications products, solutions and services for businesses of all sizes delivering its technology predominantly through software and services. Avaya builds innovative open, converged software solutions to enhance and simplify communications and collaboration in the cloud, on-premise or a hybrid of both. The Company's global team of professionals delivers services from initial planning and design, to implementation and integration, to ongoing managed operations, optimization, training and support. The Company manages its business operations in two segments: Products & Solutions and Services. The Company sells directly to customers through its worldwide sales force and indirectly through its global network of channel partners, including distributors, service providers, dealers, value-added resellers, system integrators and business partners that provide sales and services support.
Basis of Presentation
Avaya Holdings has no material assets or standalone operations other than its ownership of its direct wholly-owned subsidiary Avaya Inc. and its subsidiaries. The accompanying unaudited interim Condensed Consolidated Financial Statements reflect the operating results of Avaya Holdings and its consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial statements. The unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2021, included in the Company's Annual Report on Form 10-K filed with the SEC on November 22, 2021. In management's opinion, these unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary to fairly state the results of operations, financial position and cash flows for the periods indicated. The unaudited condensed consolidated results of operations for the interim periods reported are not necessarily indicative of the results for the entire fiscal year.
Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. The Company uses estimates to assess expected credit losses on its financial assets, sales returns and allowances, the use and recoverability of inventory, the realization of deferred tax assets, annual effective tax rate, the recoverability of long-lived assets, useful lives and impairment of tangible and intangible assets including goodwill, business restructuring reserves, pension and post-retirement benefit costs, the fair value of assets and liabilities in business combinations and the amount of exposure from potential loss contingencies, among others. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the Condensed Consolidated Financial Statements in the period they are determined to be necessary. Actual results could differ from these estimates. The ongoing military conflict between Russia and Ukraine, including the sanctions and export controls that have been imposed by the U.S. and other countries in response to the conflict, severely limits commercial activities in Russia and impacts other markets where we do business. This global issue, among others, have resulted in elevated levels of inflation throughout the world, increased raw material costs and other supply chain issues all of which may affect management's estimates and assumptions, in particular those that require a projection of our financial results, our cash flows or broader economic conditions.
Board and Audit Committee Investigations
In August 2022, the Company announced a delay in the filing of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, due to, among other things, the commencement of an investigation by the audit committee (the "Audit Committee", and such investigation, the "Financial Results Investigation") of the Company's board of directors (the "Board") related to the circumstances surrounding the Company's financial results for the third quarter of fiscal 2022, which were significantly lower than the Company's expectations and previously issued guidance. This investigation also addressed the information provided by the Company to the lenders of the Tranche B-3 Term Loans and the 8.00% Exchangeable Senior Secured Notes due 2027 which was funded in July 2022 as discussed in Note 19, "Subsequent Events."
The Company also announced the Audit Committee had commenced a separate internal investigation to review matters related to a whistleblower letter (the "Whistleblower Letter Investigation"). The Company engaged outside counsel, which reported to the Audit Committee, to assist in these investigations and notified the SEC and the Company's external auditor, PricewaterhouseCoopers LLP, about the investigations at that time.
The Company also announced in August 2022 that it was reviewing matters related to the maintenance of its whistleblower log and the proper dissemination of related information and materials. The review related to an email received by a Board member prior to the filing of the Company's Annual Report on Form 10-K for fiscal year ended September 30, 2021 (the "2021 Form 10-K"). Upon receipt of the email, the Board determined to undertake an investigation, assisted by outside counsel (the “Whistleblower Email Investigation” and together with the Financial Results Investigation and the Whistleblower Letter Investigation, the "Investigations"). Upon conclusion of the Whistleblower Email Investigation, it was determined that the claims included were unsubstantiated (see Note 18, "Commitments and Contingencies").
Avaya notified the SEC of the Investigations and the SEC initiated an investigation to review, among other things, the circumstances surrounding Avaya's financial results for the quarter ended June 30, 2022.
On August 9, 2022, the Company filed a Form 12b-25 announcing a delay in the filing of its Quarterly Report on Form 10-Q for the nine months ended June 30, 2022. As a result of the activities noted above, the Company required additional time to complete its review of its financial statements and other disclosures as of June 30, 2022, and to complete its quarterly closing processes and controls, and was unable to file its Quarterly Report on Form 10-Q on or prior to the prescribed due date of August 9, 2022.
The Audit Committee has completed its planned procedures with respect to its Investigations and continues to cooperate with the SEC's on-going investigation, which could require additional procedures to be performed. The Audit Committee identified several contributing factors for the significant differences between the Company's forecasts and actual financial results for the third quarter of fiscal 2022, including:
•Inappropriate tone at the top among certain members of senior management, which resulted in a corporate culture characterized by significant pressure to meet aggressive sales projections and a failure to foster an environment of appropriate and open communication of significant matters throughout the organization and with others outside of the organization;
•A declining pipeline of existing legacy customers (with expiring maintenance contracts) eligible for migration to the Company's subscription model;
•A business model in which a significant portion of quarterly revenue is generated at the end of each quarter, making it difficult to accurately forecast revenue;
•Adverse market conditions, as well as concerns that arose during the third quarter about the Company's financial health, which negatively influenced customer sentiment; and
•The ineffective control environment with respect to tone at the top noted above contributed to additional material weaknesses, that the Company did not design and maintain effective controls over the information and communication component of the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") framework which led to an additional material weakness with respect to the ethics and compliance program. The Company did not maintain a complete and accurate whistleblower log and did not inform certain members of senior management and its external auditor about an investigation undertaken by a committee of the Board of Directors.
In addition, the investigation identified revenue of $3 million that was recognized for product shipments during the three months ended March 31, 2022 that had rights of return, and, accordingly, should not have been recognized as revenue. The Company corrected this error through an out-of-period adjustment to reverse $3 million of revenue and the corresponding profit during the three months ended June 30, 2022. This out-of-period correction was not material to any previously issued interim financial statements or the interim financial statements for the three months ended June 30, 2022 and had no impact on the financial results for the nine months ended June 30, 2022 or the year ended September 30, 2022.
The SEC is investigating the matters underlying the Audit Committee's investigation and may be subject to additional regulatory or legal proceedings. These investigations and legal proceedings may result in adverse findings, damages, the imposition of fines or other penalties, increased costs and expenses as well as the diversion of management's time and resources.
Chapter 11 Filing
On February 14, 2023 (the "Petition Date"), Avaya Holdings and certain of its direct and indirect subsidiaries (collectively, the "Debtors") commenced voluntary cases (the "Chapter 11 Cases") under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Texas. The Chapter 11 Cases were jointly administered under the caption In re Avaya Inc., et al., case number 23-90088.
On the Petition Date, the Company entered into a Restructuring Support Agreement (the "RSA") with certain of its creditors (the "Consenting Stakeholders") and RingCentral, Inc. ("RingCentral"). The RSA contemplated a prepackaged joint plan of reorganization (the "Plan"). The Plan provided for (i) the commencement of the Chapter 11 Cases, (ii) debtor-in-possession financing facilities in the aggregate amount of approximately $628 million that were subsequently converted into exit financing facilities upon the Company's Emergence (as defined below), (iii) a fully backstopped $150 million rights offering, (iv) payment in full of all trade liabilities, (v) the repayment of approximately $225 million escrowed cash to certain senior lenders and (vi) entry into amended and restated agreements with RingCentral (the "Amended and Restated RingCentral Agreements") that collectively govern the Company's commercial relationship with RingCentral upon Emergence (which agreements were entered into immediately prior to, and in connection with, the execution of the RSA).
The RSA and the Plan did not contemplate any recovery for holders of the Company's existing common stock, par value $0.01 per share (the "Common Stock") or Series A Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock").
On February 15, 2023, trading in the Company's Common Stock on the New York Stock Exchange ("NYSE") was permanently suspended and the Common Stock was delisted from the NYSE effective February 25, 2023.
To ensure their ability to continue operating in the ordinary course of business, the Debtors filed a variety of motions seeking "first day" relief, including the authority to continue using their cash management system, pay employee wages and benefits and pay vendors in the ordinary course of business. As of March 22, 2023, all "first day" relief had been granted by the Bankruptcy Court on a final basis.
The commencement of the Chapter 11 Cases constituted an event of default that accelerated and, as applicable, increased certain obligations under each of the Term Loan and ABL Credit Agreements and the indentures governing the Senior Notes, the Convertible Notes and the Exchangeable Notes (each as defined below) (collectively the "Pre-Petition Debt Instruments") and agreements described in Note 7, "Financing Arrangements," other than the DIP Term Loan (as defined below) and the DIP ABL Loan (as defined below). As of June 30, 2022, the Company was not in default under any of its debt agreements. Accordingly, at June 30, 2022, the debt was classified as current and non-current based on the stated maturities and contractual terms.
The Pre-Petition Debt Instruments provided that, as a result of the Chapter 11 Cases, the principal and interest and certain other amounts (to the extent applicable) due thereunder were immediately due and payable. Any efforts to enforce such payment obligations under the Pre-Petition Debt Instruments against the Debtors were automatically stayed as a result of the Chapter 11 Cases, and the creditors' rights of enforcement in respect of the Pre-Petition Debt Instruments were subject to the applicable provisions of the Bankruptcy Code.
Under the Plan, holders of pre-petition claims were not required to file proofs of claim and all filed proofs of claim were automatically considered objected and disputed, and all other claims (other than cure disputes/rejection claims) were deemed withdrawn and expunged as of May 1, 2023 (the "Emergence Date"). On the Emergence Date, the Company reviewed claims that had been filed and updated the claims register to reflect whether claims had been withdrawn, expunged or satisfied, as applicable, as of the Emergence Date and did not identify any adjustments to its consolidated financial statements.
Subject to certain specific exceptions under the Bankruptcy Code, the Chapter 11 Cases automatically stayed most judicial or administrative actions against the Debtors and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims.
The Debtors operated as debtors-in-possession in accordance with the applicable provisions of the Bankruptcy Code and entered into (a) a $500 million priming superpriority senior secured debtors-in-possession term loan facility (the "DIP Term Loan," and such facility, the "DIP Term Loan Facility") and (b) an approximately $128 million priming superpriority senior secured debtors-in-possession asset-based loan facility (the "DIP ABL Loan," and such facility, the "DIP ABL Facility"). The DIP Term Loan and DIP ABL Loan converted into exit financing upon Avaya's Emergence. See Note 7, "Financing Arrangements".
Emergence from Voluntary Reorganization under Chapter 11 of the Bankruptcy Code
The Bankruptcy Court confirmed the Plan on March 22, 2023, and the Debtors satisfied all conditions required for Plan effectiveness and emerged from the Chapter 11 Cases ("Emergence") on May 1, 2023.
On or following the Emergence Date and pursuant to the terms of the Plan, the following occurred or became effective:
▪Debtors' Equity and Indebtedness. All of the Debtors' pre-petition equity and debt facilities as well as the Debtors' securities were canceled.
▪Reorganized Company Equity. The Company's certificate of incorporation was amended and restated to authorize the issuance of 80 million shares of the Company's common stock, par value $0.01 per share (the "New Common Stock"), of which 36 million shares were issued on the Emergence Date. The Company's certificate of incorporation was also amended and restated to authorize the issuance of 20 million shares of the Company's preferred stock, par value $0.01 per share (the "New Preferred Stock"), of which no shares were issued on the Emergence Date.
▪Exit Financing. The DIP Term Loan converted into an Exit Term Loan (as defined herein) and the Company incurred an additional $310 million under the Exit Term Loan Facility (including amounts incurred pursuant to a rights offering and amounts deemed incurred pursuant to the Plan by creditors under the Pre-Petition Debt Instruments) for an aggregate principal amount of $810 million, and the DIP ABL Loan converted into an Exit ABL Loan (as defined herein) in the amount of approximately $128 million. As contemplated in the bankruptcy court proceedings and approved by the court, the imputed enterprise value of the Company upon Emergence was approximately $1,426 million.
▪Contracts with Customers and Suppliers. Suppliers and customers were paid or will be paid in full in respect of pre-petition amounts owed by the Company, and the Company assumed the Amended and Restated RingCentral Agreements (as defined within Note 18, "Commitments and Contingencies") (which agreements were entered into immediately prior to, and in connection with, the execution of the RSA).
▪PBGC Settlement. The Company entered into a settlement with the Pension Benefit Guaranty Corporation (the "PBGC") providing for the assumption of the hourly pension plan and the consensual termination of the settlement with the PBGC entered into as part of the Company's 2017 plan of reorganization, including the excess contribution obligations thereunder.
▪Settlements. The Company entered into a number of other settlements, including, inter alia, those with the Consenting Stakeholders and an ad hoc group of holders of the Convertible Notes, and all of these settlements became effective on the Emergence Date.
Adoption of Accounting Standards Codification ("ASC") Topic 852
On the Emergence Date, the Company may qualify for and adopt fresh start accounting in accordance with Financial Accounting Standards Board Codification Topic 852, Reorganizations ("ASC 852"), which specifies the accounting and financial reporting requirements for entities reorganizing through Chapter 11 bankruptcy proceedings. The application of fresh start accounting would result in a new basis of accounting and the Company would become a new entity for financial reporting purposes. As a result of the implementation of the Plan and the potential application of fresh start accounting, the Consolidated Financial Statements after the Emergence Date would not be comparable to the Consolidated Financial Statements before that date, and the historical financial statements on or before the Emergence Date would not be a reliable indicator of its financial condition and results of operations for any period after the Company's adoption of fresh start accounting.
Liquidity and Going Concern
The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with GAAP. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these Condensed Consolidated Financial Statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.
During the nine months ended June 30, 2022, the Company experienced a significant slowdown in its operations and had operating cash outflows of $198 million. Additionally, prior to the Chapter 11 Cases, the Company had been involved in discussions with its lenders relating to the financing transactions it completed in July 2022 (as described further in Note 7, "Financing Arrangements") and the scheduled June 2023 maturity of the Convertible Notes. In its Form 12b-25 in respect of the Quarterly Report on Form 10-Q for the period ended June 30, 2022 filed with the SEC on August 9, 2022, the Company indicated that in light of the Convertible Notes being characterized as a current liability and the related engagement with advisors to address the Convertible Notes, coupled with the decline in revenues during the third quarter, which represented substantially lower revenues than previous Company expectations, and the negative impact of significant operating losses on the Company’s cash balance, the Company determined that there was substantial doubt about the Company’s ability to continue as a going concern.
The Company has completed certain restructuring actions and is working to complete its remaining restructuring plan as its operating cash flows are expected to remain negative through at least fiscal 2023. The Company may take additional actions, as needed. The Company’s plans are designed to reduce its operating expenses and improve cash flows in line with its forecasted revenues. On the Emergence Date, the Company had approximately $585 million of cash and cash equivalents, and its post-Emergence debt profile was significantly improved (an aggregate principal amount of $810 million compared to $3,364 million at September 30, 2022), reducing its annual interest expense and extending the earliest maturity of its non-revolving long-term debt to 2028. This post-Emergence capital structure, coupled with restructuring actions that the Company executed to reduce its on-going operating expenses, have provided the Company with sufficient working capital to meet its operating cash flow requirements for at least one year from the issuance of these financial statements. Accordingly, as a result of the successful Emergence, the Company has alleviated the substantial doubt that had previously existed regarding the Company's ability to continue as a going concern. The Company's longer term liquidity profile will depend on successfully implementing its strategic plan which includes enhancing its product offerings, successfully partnering with alliance companies and executing on remaining cost reductions.

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
In August 2020, the FASB issued ASU 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity." This standard simplifies the accounting for convertible instruments and the application of the derivatives scope exception for contracts in an entity's own equity. The standard also amends the accounting for convertible instruments in the diluted earnings per share calculation and requires enhanced disclosures of convertible instruments and contracts in an entity's own equity. This standard is effective for the Company in the first quarter of fiscal 2023. The Company adopted the standard on a modified retrospective basis effective October 1, 2022.
Upon adoption, the Company recorded a cumulative effect adjustment which decreased the opening balance of Accumulated deficit on the Consolidated Balance Sheet by $47 million, decreased Additional paid-in-capital by $118 million and increased Debt maturing within one year and Long-term debt by $10 million and $61 million, respectively, to eliminate the historical separation of debt and equity components of the Company's convertible or exchangeable debt instruments.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): "Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." This standard requires contract assets and contract liabilities acquired in a business combination to be recognized in accordance with Topic 606 as if the acquirer had originated the contracts. This standard is effective for the Company in the first quarter of fiscal 2024, with early adoption permitted. The impact of this standard will depend on the nature of future transactions within its scope.
In March 2022, the FASB issued ASU 2022-02, "Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." This standard requires an entity to disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases measured at amortized cost. The standard also eliminates the existing troubled debt restructuring recognition and measurement guidance and, instead, requires an entity to evaluate whether the modification represents a new loan or a continuation of an existing loan in a manner consistent with other loan modifications. This standard is effective for the Company in the first quarter of fiscal 2024, with early adoption permitted. The Company is currently assessing the impact the new guidance will have on its consolidated financial statements.
In September 2022, the FASB issued ASU 2022-04, "Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations." This standard requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The amendments in this standard do not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. The standard is effective for the Company in the first quarter of fiscal 2024, with early adoption permitted. Certain disclosures required by the standard are effective in the first quarter of fiscal 2025. The Company is currently assessing the impact the new guidance will have on its disclosures within its consolidated financial statements.

3. Contracts with Customers
Disaggregation of Revenue
The following tables provide the Company's disaggregated revenue for the periods presented:

	Three months ended June 30,		Nine months ended June 30,
(In millions)	2022	2021	2022	2021
Revenue:
Products & Solutions	$160	$254	$614	$746
Services	406	478	1,381	1,468
Unallocated Amounts	—	—	—	(1)
Total Revenue	$566	$732	$1,995	$2,213

	Three months ended June 30, 2022			Three months ended June 30, 2021
(In millions)	Products & Solutions	Services	Total	Products & Solutions	Services	Total
Revenue:
U.S.	$75	$235	$310	$131	$287	$418
International:
Europe, Middle East and Africa	52	91	143	76	105	181
Asia Pacific	20	43	63	27	45	72
Americas International - Canada and Latin America	13	37	50	20	41	61
Total International	85	171	256	123	191	314
Total Revenue	$160	$406	$566	$254	$478	$732

	Nine months ended June 30, 2022			Nine months ended June 30, 2021
(In millions)	Products & Solutions	Services	Total	Products & Solutions	Services	Unallocated	Total
Revenue:
U.S.	$319	$788	$1,107	$359	$886	$—	$1,245
International:
Europe, Middle East and Africa	172	338	510	241	323	(1)	563
Asia Pacific	73	138	211	86	138	—	224
Americas International - Canada and Latin America	50	117	167	60	121	—	181
Total International	295	593	888	387	582	(1)	968
Total Revenue	$614	$1,381	$1,995	$746	$1,468	$(1)	$2,213
Unallocated amounts represent the fair value adjustment to deferred revenue recognized upon the Company's emergence from bankruptcy in December 2017 and excluded from segment revenue.
Transaction Price Allocated to the Remaining Performance Obligations
The transaction price allocated to remaining performance obligations that were wholly or partially unsatisfied as of June 30, 2022 was $2,224 million, of which 52% and 25% is expected to be recognized within 12 months and 13-24 months, respectively, with the remaining balance expected to be recognized thereafter. This excludes amounts for remaining performance obligations that are (1) for contracts recognized over time using the "right to invoice" practical expedient, (2) related to sales or usage based royalties promised in exchange for a license of intellectual property and (3) related to variable consideration allocated entirely to a wholly unsatisfied performance obligation.

Contract Balances
The following table provides information about accounts receivable, contract assets, contract costs and contract liabilities for the periods presented:

(In millions)	June 30, 2022	September 30, 2021	Increase (Decrease)
Accounts receivable, net	$306	$307	$(1)

Contract assets, net:
Current	$626	$518	$108
Non-current (Other assets)	138	88	50
	$764	$606	$158

Cost of obtaining a contract:
Current (Contract costs)	$86	$89	$(3)
Non-current (Other assets)	50	53	(3)
	$136	$142	$(6)

Cost to fulfill a contract:
Current (Contract costs)	$28	$28	$—

Contract liabilities:
Current	$257	$360	$(103)
Non-current	313	305	8
	$570	$665	$(95)
The increase in Contract assets was mainly driven by growth in the Company's subscription offerings. The decrease in Contract liabilities was mainly driven by anticipated declines in hardware maintenance and software support services as customers continue to transition to the Company's subscription hybrid offering. The decrease was also driven by reductions in the consideration advance received in connection with the strategic partnership with RingCentral as revenue was earned during the period.
During the three and nine months ended June 30, 2022 and 2021, the Company did not record any asset impairment charges related to contract assets.
During the nine months ended June 30, 2022 and 2021, the Company recognized revenue of $380 million and $503 million that had been previously recorded as a Contract liability as of October 1, 2021 and October 1, 2020, respectively.
During the three months ended June 30, 2022 and 2021, the Company recognized a (decrease) increase in revenue of $(14) million and $1 million, respectively, for performance obligations that were satisfied, or partially satisfied, in prior periods. During the nine months ended June 30, 2022, the Company recognized a decrease in revenue of $6 million for performance obligations that were satisfied, or partially satisfied, in prior periods. During the nine months ended June 30, 2021, adjustments for performance obligations that were satisfied, or partially satisfied, in prior periods were not material.
As disclosed in Note 19, "Subsequent Events," the Company and RingCentral entered into the Amended and Restated RingCentral Agreements.

Contract Costs
The following table provides information regarding the location and amount for amortization of costs to obtain and costs to fulfill customer contracts recognized in the Company's Condensed Consolidated Statements of Operations for the periods presented:

	Three months ended June 30,		Nine months ended June 30,
(In millions)	2022	2021	2022	2021
Costs to obtain customer contracts:
Selling, general and administrative	$35	$47	$115	$138
Revenue	5	3	15	7
Total Amortization	$40	$50	$130	$145

Costs to fulfill customer contracts:
Costs	$2	$7	$17	$21
Allowance for Credit Losses
The following table presents the change in the allowance for credit losses by portfolio segment for the period indicated:

(In millions)	Accounts Receivable(1)	Short-term Contract Assets(2)	Long-term Contract Assets(3)	Total
Allowance for credit loss as of September 30, 2021	$4	$1	$1	$6
Adjustment to credit loss provision	2	—	1	3
Write-offs, net of recoveries	(2)	—	—	(2)
Allowance for credit loss as of June 30, 2022	$4	$1	$2	$7
(1)Recorded within Accounts receivable, net on the Condensed Consolidated Balance Sheets.
(2)Recorded within Contract assets, net on the Condensed Consolidated Balance Sheets.
(3)Recorded within Other assets on the Condensed Consolidated Balance Sheets.
4. Goodwill and Intangible Assets, net
Goodwill
The changes in the carrying amount of goodwill by segment during the nine months ended June 30, 2022 were as follows:

(In millions)	Products & Solutions	Services	Total
Balance as of September 30, 2021
Cost	$1,281	$1,480	$2,761
Accumulated impairment charges	(1,281)	—	(1,281)
	—	1,480	1,480
Impairment charges	—	(1,471)	(1,471)
Foreign currency fluctuations	—	(7)	(7)
Other	—	(2)	(2)
Balance as of June 30, 2022
Cost	1,281	1,471	2,752
Accumulated impairment charges	(1,281)	(1,471)	(2,752)
	$—	$—	$—
Goodwill is not amortized but is subject to periodic testing for impairment in accordance with GAAP at the reporting unit level. The Company's goodwill is assigned to its Services reporting unit and is subject to impairment testing annually, on July 1st, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.
The Company concluded that a triggering event occurred during the three months ended June 30, 2022 primarily due to (i) a sustained decrease in the market value of the Company's debt and common stock and (ii) a significant decline in revenues during the third quarter, which represented substantially lower revenues than the Company's expectations. As a result, the Company performed an interim quantitative goodwill impairment test as of June 30, 2022 to compare the fair value of the

Services reporting unit to its carrying amount, including the goodwill. The Company's accounting policy is to estimate the fair value of the reporting unit using a weighting of fair values derived from an income and a market approach.
Under the income approach, the fair value of a reporting unit is estimated using a discounted cash flows model. Future cash flows are based on forward-looking information regarding revenue and costs of the reporting unit and are discounted using an appropriate discount rate. The discounted cash flows model relies on assumptions regarding revenue growth rates, projected earnings (excluding interest and taxes), working capital needs, technology expenses, business restructuring costs and associated savings, capital expenditures, income tax rate, discount rate and terminal growth rate. The discount rate the Company used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in the reporting unit's operations and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of its model, the Company used a terminal value approach. Under this approach, the Company applied a perpetuity growth assumption to determine the terminal value. The Company incorporated the present value of the resulting terminal value into its estimate of fair value. Forecasted cash flows consider current economic conditions and trends, estimated future operating results, the Company’s view of growth rates and anticipated future economic conditions. Revenue growth rates inherent in this forecast are based on input from internal and external market intelligence research sources that compare factors such as growth in global economies, regional industry trends and product evolutions. Macroeconomic factors such as changes in local and/or global economic conditions, changes in interest rates, product evolutions, industry consolidations and other changes beyond the Company’s control could have a positive or negative impact on achieving its targets.
The market approach estimates the fair value of the reporting unit by applying multiples of operating performance measures to the reporting unit's operating performance (the "Guideline Public Company Method"). These multiples are derived from comparable publicly-traded companies with similar investment characteristics to the Services reporting unit. The key estimates and assumptions that are used to determine the fair value under this market approach include current and forward 12-month operating performance results, as applicable, and a selection of the relevant multiples. Although the Company previously used a weighting of the market approach and income approach in estimating the fair value of its reporting units, the Company did not assign a weighting to the market approach for the interim goodwill impairment assessment as of June 30, 2022 given the limited availability of publicly traded comparable companies that accurately reflect the same economic outlook and risk profile as Avaya, and instead relied solely on the income approach to estimate the fair value of the Services reporting unit as of June 30, 2022.
The result of the Company's interim goodwill impairment test as of June 30, 2022 indicated that the carrying amount of the Company's Services reporting unit exceeded its estimated fair value primarily due to a reduction in the Company's outlook to reflect the observed earnings shortfall which was caused primarily by a slowdown in the pace and trajectory of customer migration to the Company's subscription hybrid offering and an increase in the discount rate to reflect increased risk from higher market uncertainty. As a result, the Company recorded a goodwill impairment charge of $1,471 million to write down the full carrying amount of the Services goodwill within the Impairment charges line item in the Condensed Consolidated Statements of Operations.

Intangible Assets, net
The Company's intangible assets consist of the following for the periods indicated:

(In millions)	Technology and Patents	Customer Relationships and Other Intangibles	Trademarks and Trade Names	Total
Balance as of June 30, 2022
Finite-lived intangible assets:
Cost	$968	$2,150	$42	$3,160
Accumulated amortization	(765)	(704)	(24)	(1,493)
Finite-lived intangible assets, net	203	1,446	18	1,667
Indefinite-lived intangible assets:
Cost	—	—	333	333
Accumulated impairment	—	—	(114)	(114)
Indefinite-lived intangible assets, net	—	—	219	219
Intangible assets, net	$203	$1,446	$237	$1,886
Balance as of September 30, 2021
Finite-lived intangible assets:
Cost	$971	$2,154	$42	$3,167
Accumulated amortization	(656)	(588)	(21)	(1,265)
Finite-lived intangible assets, net	315	1,566	21	1,902
Indefinite-lived intangible assets	—	—	333	333
Intangible assets, net	$315	$1,566	$354	$2,235
Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets. Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Intangible assets determined to have indefinite useful lives are not amortized but are subject to impairment testing annually, on July 1st, or more frequently if events occur or circumstances change that indicate an asset may be impaired.
As a result of the goodwill triggering event described above, the Company performed a recoverability test on all of its finite-lived asset groups as of June 30, 2022 before proceeding to the goodwill impairment assessment and concluded that no impairment charge was necessary. The recoverability test of finite-lived assets was based on forecasts of undiscounted cash flows for each asset group.
The Company also performed an interim quantitative impairment test for its indefinite-lived intangible asset, the Avaya Trade Name, as of June 30, 2022 to compare the fair value of the Avaya Trade Name to its carrying amount. The fair value of the Avaya Trade Name was estimated using the relief-from-royalty model, a form of the income approach. Under this methodology, the fair value of the trade name was estimated by applying a royalty rate to forecasted net revenues which was then discounted using a risk-adjusted rate of return on capital. The model relies on assumptions regarding revenue growth rates, royalty rate, discount rate and terminal growth rate. Revenue growth rates inherent in the forecast were based on input from internal and external market intelligence research sources that compare factors such as growth in global economies, regional industry trends and product evolutions. The royalty rate was determined using a set of observed market royalty rates. The discount rate the Company used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk and the rate of return an outside investor would expect to earn. To estimate royalty cash flows beyond the final year of its model, the Company used a terminal value approach. Under this approach, the Company applied a perpetuity growth assumption to determine the terminal value. The Company incorporated the present value of the resulting terminal value into its estimate of fair value. The result of the interim impairment test of the Avaya Trade Name as of June 30, 2022 indicated that the carrying amount of the Avaya Trade Name exceeded its estimated fair value primarily due to a reduction in the Company's outlook to reflect the observed revenue decline which was caused primarily by a slowdown in the pace and trajectory of customer migration to the Company's subscription hybrid offering and lower than anticipated on-premise license sales and an increase in the discount rate to reflect increased risk from higher market uncertainty. As a result, the Company recorded an indefinite-lived intangible asset impairment charge of $114 million within the Impairment charges line item in the Condensed Consolidated Statements of Operations, representing the amount by which the carrying amount of the Avaya Trade Name exceeded its fair value. As of June 30, 2022, the remaining carrying amount of the Avaya Trade Name was $219 million.
Refer to Note 19, "Subsequent Events," for additional information regarding triggering events identified subsequent to June 30, 2022.

5. Supplementary Financial Information
The following table presents a summary of Other income, net for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(In millions)	2022	2021	2022	2021
OTHER INCOME, NET
Interest income	$1	$—	$2	$1
Foreign currency gains, net	6	4	8	3
Gain on post-retirement plan settlement	—	—	—	14
Other pension and post-retirement benefit credits, net	7	7	19	21
Change in fair value of 2017 emergence date warrants	1	—	9	(27)
Sublease income	—	—	—	1
Other, net	(1)	(1)	—	(2)
Total other income, net	$14	$10	$38	$11
The gain on post-retirement plan settlement for the nine months ended June 30, 2021 is further described in Note 11, "Benefit Obligations."
The following table presents supplemental cash flow information for the periods presented:

	Three months ended June 30,		Nine months ended June 30,
(In millions)	2022	2021	2022	2021
OTHER PAYMENTS
Interest payments (excluding lease related interest)	$34	$34	$127	$126
Income tax payments	7	14	20	23

NON-CASH INVESTING ACTIVITIES
Acquisition of equipment under finance leases	$5	$2	$9	$8
Acquisition of equipment under operating leases	3	4	14	20
Increase in Accounts payable and Other current liabilities for Capital expenditures	2	4	1	2
During the three months ended June 30, 2022 and 2021, the Company made payments for operating lease liabilities of $15 million and $14 million, respectively, and made payments for finance lease liabilities of $2 million and $2 million, respectively. During the nine months ended June 30, 2022 and 2021, the Company made payments for operating lease liabilities of $46 million and $47 million, respectively, and made payments for finance lease liabilities of $7 million and $11 million, respectively.
The following table presents a reconciliation of cash, cash equivalents, and restricted cash that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows for the periods presented:

(In millions)	June 30, 2022	September 30, 2021	June 30, 2021	September 30, 2020
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$217	$498	$562	$727
Restricted cash included in other assets	4	4	4	4
Total cash, cash equivalents, and restricted cash	$221	$502	$566	$731

6. Business Restructuring Reserves and Programs
The following table summarizes the restructuring charges by activity for the periods presented:

	Three months ended June 30,		Nine months ended June 30,
(In millions)	2022	2021	2022	2021
Employee separation costs	$3	$4	$7	$6
Facility exit costs	9	1	15	11
Total restructuring charges	$12	$5	$22	$17
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
The following table summarizes the activity for employee separation costs recognized under the Company's restructuring programs for the nine months ended June 30, 2022:

(In millions)	Fiscal 2022 Restructuring Program(1)	Fiscal 2021 Restructuring Program(2)	Fiscal 2020 and prior Restructuring Programs(2)	Total
Accrual balance as of September 30, 2021	$—	$14	$30	$44
Restructuring charges	7	—	—	7
Cash payments	(5)	(3)	(10)	(18)
Impact of foreign currency fluctuations	—	(1)	(2)	(3)
Accrual balance as of June 30, 2022	$2	$10	$18	$30
(1)Payments related to the fiscal 2022 restructuring program are expected to be completed in fiscal 2023.
(2)Payments related to the fiscal 2021 and fiscal 2020 and prior restructuring programs are expected to be completed in fiscal 2027.
7. Financing Arrangements
The following table reflects principal amounts of debt and debt net of discounts and issuance costs for the periods presented:

	June 30, 2022		September 30, 2021
(In millions)	Principal amount	Net of discounts and issuance costs	Principal amount	Net of discounts and issuance costs
Senior 6.125% Notes due September 15, 2028	$1,000	$987	$1,000	$986
Tranche B-1 Term Loans due December 15, 2027	800	782	800	780
Tranche B-2 Term Loans due December 15, 2027	743	738	743	736
Convertible 2.25% Senior Notes due June 15, 2023	350	327	350	311
Total debt	$2,893	$2,834	$2,893	$2,813
Debt maturing within one year	(350)	(327)	—	—
Long-term debt, net of current portion	$2,543	$2,507	$2,893	$2,813
Term Loan and ABL Credit Agreements
As of June 30, 2022 and September 30, 2021, the Company maintained (i) its Term Loan Credit Agreement among Avaya Inc., as borrower, Avaya Holdings, the lending institutions from time to time party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent (the "Term Loan Credit Agreement") and (ii) its ABL Credit Agreement, among Avaya Inc., as borrower, Avaya Holdings, the several other borrowers party thereto, the several lenders from time to time party thereto, and Citibank, N.A., as administrative agent and collateral agent, which provides a revolving credit facility consisting of a U.S. tranche and a foreign tranche allowing for borrowings of up to an aggregate principal amount of $200 million subject to borrowing base availability (the "ABL Credit Agreement"). The ABL Credit Agreement matures on September 25, 2025.

Prior to February 24, 2021, the Term Loan Credit Agreement matured in two tranches, with a principal amount of $843 million maturing on December 15, 2024 (the "Tranche B Term Loans") and a principal amount of $800 million maturing on December 15, 2027 (the "Tranche B-1 Term Loans"). On February 24, 2021, the Company amended the Term Loan Credit Agreement ("Amendment No. 3"), pursuant to which the Company prepaid, replaced and refinanced the Tranche B Term Loans outstanding with $100 million in cash and $743 million in principal amount of new first lien term loans due December 2027 (the "Tranche B-2 Term Loans"). The Tranche B-2 Term Loans bear interest at a rate with applicable margin of 3.00% per annum with respect to base rate borrowings and 4.00% per annum with respect to LIBOR borrowings. Amendment No. 3 was primarily accounted for as a loan modification at the syndicated lender level. Based on the application of the loan modification guidance within ASC 470, the Company recorded $3 million of new debt issuance costs within Interest expense in the Condensed Consolidated Statements of Operations during the nine months ended June 30, 2021. Loans from lenders who exited their positions in the Tranche B Term Loans as a result of Amendment No. 3 were accounted for as a loan extinguishment. Accordingly, the Company wrote-off a portion of the original underwriting discount of $1 million within Interest expense during the nine months ended June 30, 2021.
For the three months ended June 30, 2022 and 2021, the Company recognized interest expense of $21 million and $18 million, respectively, related to the Term Loan Credit Agreement, including the amortization of the debt discount and issuance costs. For the nine months ended June 30, 2022 and 2021, the Company recognized interest expense of $56 million and $60 million, respectively, related to the Term Loan Credit Agreement, including the amortization of the debt discount and issuance costs and the expenses associated with Amendment No. 3 described above.
As of June 30, 2022, the Company had no borrowings outstanding under the ABL Credit Agreement. Under the terms of the ABL Credit Agreement, the Company can issue letters of credit up to $150 million. At June 30, 2022, the Company had issued and outstanding letters of credit and guarantees of $32 million under the ABL Credit Agreement. The aggregate additional principal amount that may be borrowed under the ABL Credit Agreement, based on the borrowing base less $32 million of outstanding letters of credit and guarantees was $117 million at June 30, 2022. For each of the three months ended June 30, 2022 and 2021, recognized interest expense related to the ABL Credit Agreement was not material. For each of the nine months ended June 30, 2022 and 2021, recognized interest expense related to the ABL Credit Agreement was $1 million primarily resulting from the unused commitment fee.
Senior Notes
Avaya Inc.'s 6.125% Senior First Lien Notes have an aggregate principal amount outstanding of $1,000 million and mature on September 15, 2028 (the "Senior Notes"). The Senior Notes were issued on September 25, 2020, pursuant to an indenture among Avaya Inc., the Company, and the Company's subsidiaries that are guarantors of the Senior Notes and party thereto and Wilmington Trust, National Association, as trustee and notes collateral agent.
For the three months ended June 30, 2022 and 2021, the Company recognized interest expense of $15 million and $16 million, respectively, related to the Senior Notes, including the amortization of debt issuance costs. For the nine months ended June 30, 2022 and 2021, the Company recognized interest expense of $47 million and $48 million, respectively, related to the Senior Notes, including the amortization of debt issuance costs.
Convertible Notes
The Company's 2.25% Convertible Notes have an aggregate principal amount outstanding of $350 million (including notes issued in connection with the underwriters' exercise in full of an over-allotment option of $50 million) and mature on June 15, 2023. The Convertible Notes were issued under an indenture, by and between the Company and the Bank of New York Mellon Trust Company N.A., as trustee.
For each of the three months ended June 30, 2022 and 2021, the Company recognized interest expense of $7 million related to the Convertible Notes, which includes $5 million of amortization of the debt discount and issuance costs. For the nine months ended June 30, 2022 and 2021, the Company recognized interest expense of $22 million and $21 million related to the Convertible Notes, respectively, which includes $16 million and $15 million of amortization of the debt discount and issuance costs, respectively.
The net carrying amount of the Convertible Notes for the periods indicated was as follows:

(In millions)	June 30, 2022	September 30, 2021
Principal	$350	$350
Less:
Unamortized debt discount	(21)	(36)
Unamortized issuance costs	(2)	(3)
Net carrying amount	$327	$311
The weighted average contractual interest rate of the Company's outstanding debt was 6.5% as of both June 30, 2022 and September 30, 2021, including adjustments related to the Company's interest rate swap agreements (see Note 8, "Derivative Instruments and Hedging Activities"). The effective interest rate for the Term Loan Credit Agreement as of June 30, 2022 and September 30, 2021 was not materially different than its contractual interest rate including adjustments related to interest rate swap agreements. The effective interest rate for the Senior Notes as of June 30, 2022 and September 30, 2021 was not materially different than its contractual interest rate. The effective interest rate for the Convertible Notes as of both June 30, 2022 and September 30, 2021 was 9.2%, reflecting the separation of the conversion feature in equity. The effective interest rates include interest on the debt and amortization of discounts and issuance costs.
As of June 30, 2022, the Company was not in default under any of its debt agreements. Accordingly, at June 30, 2022, the debt was classified as current and non-current based on the stated maturities and contractual terms. At December 31, 2022, all debt was classified as a current liability based on the Company's violation of certain covenants in December 2022. As noted in Note 1, "Background and Basis of Presentation," all of the Debtors' pre-petition equity and debt facilities as well as the Debtors' securities were extinguished upon Emergence.
July 2022 Financing Activities
On July 12, 2022, Avaya Inc. (i) amended the Term Loan Credit Agreement, pursuant to which Avaya Inc. issued incremental first lien term loans with an aggregate principal amount of $350 million (the "Tranche B-3 Term Loans") and (ii) closed an offering of $250 million aggregate principal amount of its 8.00% Exchangeable Senior Secured Notes due 2027. The Company concurrently repurchased approximately $129 million principal amount of the Company's Convertible Notes outstanding on June 30, 2022. See Note 19, "Subsequent Events," to our Condensed Consolidated Financial Statements for additional information on these financings and the use of proceeds therefrom.
Debtor in Possession Financing
On the Petition Date, the Debtors entered into the DIP Term Loan Facility. On February 24, 2023, the Debtors entered into the DIP ABL Facility. The Bankruptcy Court provided final approval for both facilities on March 7, 2023.
The filing of the Chapter 11 Cases constituted an event of default under the ABL Credit Agreement, the Term Loan Credit Agreement, the Senior Notes, the Convertible Notes and the Exchangeable Notes, that accelerated and, as applicable, increased certain obligations thereunder.
Reorganized Company Financing
On the Emergence Date, the DIP Term Loan converted on a dollar-for-dollar basis into a term loan under a senior secured exit term loan facility and the Company incurred an additional $310 million under the facility (including amounts incurred pursuant to a rights offering) for an aggregate principal amount of $810 million (the "Exit Term Loan", such facility, the "Exit Term Loan Facility", and the agreement providing for such facility, the "Exit Term Loan Credit Agreement") and the DIP ABL Facility converted on a dollar-for-dollar basis into a senior secured exit asset-based revolving loan facility (the "Exit ABL Loan", such facility, the "Exit ABL Loan Facility", and the agreement providing for such facility, the "Exit ABL Credit Agreement"). The Exit Term Loan bears interest at a rate equal to (1) Term Secured Overnight Financing Rate ("SOFR") plus (i) 7.50% to the extent interest is paid entirely in cash or (ii) 8.50% to the extent interest is paid with a combination of cash and payment in kind (consisting of 1.50% payable in cash and 7.00% paid in kind) or (1) Base Rate plus (i) 6.50% to the extent interest is paid entirely in cash or (ii) 7.50% to the extent interest is paid with a combination of cash and payment in kind (consisting of 1.00% payable in cash and 6.50% paid in kind) and matures on August 1, 2028. The Company has the option to pay interest with a combination of cash and payment-in-kind for interest payment dates through, and including, June 30, 2024. For interest payments dates after June 30, 2024, interest is payable in cash. The Exit ABL Loan bears interest at a rate equal to Term SOFR plus 3.00% or Base Rate plus 2.00% and matures on May 1, 2026.
The Exit Term Loan Credit Agreement and the Exit ABL Credit Agreement each include conditions precedent, representations and warranties, affirmative and negative covenants, and events of default customary for financings of this type and size. The Borrower's obligations under the Exit Term Loan Credit Agreement and the Exit ABL Credit Agreement are guaranteed by the Company and are collectively secured by a security interest in, and a lien on, substantially all property (subject to certain exceptions) of the Company. The Exit Term Loan Credit Agreement and the Exit ABL Credit Agreement also contain customary covenants that limit the ability of the Company to, among other things, (1) incur additional indebtedness and permit liens to exist on their assets, (2) pay dividends or make certain other restricted payments, (3) sell assets or (4) make certain investments. These covenants are subject to exceptions and qualifications as set forth in each of the Exit Term Loan Credit Agreement and the Exit ABL Credit Agreement.
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
On May 16, 2018, the Company entered into interest rate swap agreements with six counterparties, which fixed a portion of the variable interest due under its Term Loan Credit Agreement (the "Original Swap Agreements"). Under the terms of the Original Swap Agreements, which matured on December 15, 2022, the Company paid a fixed rate of 2.935% and received a variable rate of interest based on one-month LIBOR. Through September 23, 2020, the total $1,800 million notional amount of the Original Swap Agreements were designated as cash flow hedges and deemed highly effective as defined under ASC 815.
On September 23, 2020, the Company entered into an interest rate swap agreement for a notional amount of $257 million (the “Offsetting Swap Agreement”). Under the terms of the Offsetting Swap Agreement, which matured on December 15, 2022, the Company paid a variable rate of interest based on one-month LIBOR and received a fixed rate of 0.1745%. The Company entered into the Offsetting Swap Agreement to maintain a net notional amount less than the amount of the Company’s variable rate loans outstanding. The Offsetting Swap Agreement was not designated for hedge accounting treatment. On September 23, 2020, Original Swap Agreements with a notional amount of $257 million were also de-designated from hedge accounting treatment. Through June 30, 2022, Original Swap Agreements with a notional amount of $1,543 million were designated as cash flow hedges and deemed highly effective as defined under ASC 815. On June 30, 2022 the Company determined that the hedged transactions were no longer highly probable of occurring as forecasted, and as such, the Company de-designated the remaining Original Swap Agreements from hedge accounting treatment.
On July 1, 2020, the Company entered into interest rate swap agreements with four counterparties, which fixed a portion of the variable interest due under its Term Loan Credit Agreement (the "Forward Swap Agreements") from December 15, 2022 (the maturity date of the Original Swap Agreements) through December 15, 2024. Under the terms of the Forward Swap Agreements, the Company would pay a fixed rate of 0.7047% and receive a variable rate of interest based on one-month LIBOR. The total notional amount of the Forward Swap Agreements was $1,400 million. Through March 23, 2022, the Forward Swap Agreements were designated as cash flow hedges and deemed highly effective as defined by ASC 815.
On March 23, 2022, the Company restructured its Forward Swap Agreements resulting in the receipt of $52 million of net cash proceeds which is reflected within cash used for operating activities in the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2022. As part of the restructuring, the Company terminated the Forward Swap Agreements and simultaneously entered into new interest rate swap agreements with four counterparties (the "New Forward Swap Agreements"). The New Forward Swap Agreements fixed a portion of the variable interest due under the Company's Term Loan Credit Agreement from December 15, 2022 through June 15, 2027. Under the terms of the New Forward Swap Agreements, the Company pays a fixed rate of 2.5480% and receives a variable rate of interest based on one-month SOFR. The total notional amount of the New Forward Swap Agreements is $1,000 million. Through June 30, 2022, the New Forward Swap Agreements were designated as cash flow hedges and deemed highly effective as defined by ASC 815. On June 30, 2022 the Company determined that the hedged transactions were no longer highly probable of occurring as forecasted, and as such, the Company de-designated the New Forward Swap Agreements from hedge accounting treatment.
The Company records changes in the fair value of interest rate swap agreements designated as cash flow hedges initially within Accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets. As interest expense is recognized on the Term Loan Credit Agreement, the corresponding deferred gain or loss on the cash flow hedge is reclassified from Accumulated other comprehensive income (loss) to Interest expense in the Condensed Consolidated Statements of Operations. The Company records changes in the fair value of interest rate swap agreements not designated for hedge accounting within Interest expense. On September 23, 2020, the Company froze a $15 million deferred loss within Accumulated other comprehensive income (loss) related to the de-designated Original Swap Agreements, which was reclassified to Interest expense over the term of the Original Swap Agreements. On March 23, 2022, the Company froze a $52 million deferred gain within Accumulated other comprehensive income (loss) related to the termination of the Forward Swap Agreements, which was reclassified to Interest expense over the term of the original Forward Swap Agreements. On June 30, 2022, the Company froze a $9 million deferred gain within Accumulated other comprehensive income (loss) related to the de-

designation of the Original Swap Agreements and New Forward Swap Agreements, which were reclassified to Interest expense over the term of the respective swap agreements.
Based on the amount of the deferred gain in Accumulated other comprehensive income at June 30, 2022, approximately $13 million would have been reclassified as a reduction to Interest expense in the next twelve months. As disclosed in Note 19, "Subsequent Events," the Company terminated its Forward Swap Agreements and reclassified the deferred gains in Accumulated other comprehensive income during the first quarter of fiscal 2023.
It is management's intention that the net notional amount of interest rate swap agreements be less than or equal to the variable rate loans outstanding during the life of the derivatives.
Foreign Currency Forward Contracts
The Company, from time to time, utilizes foreign currency forward contracts primarily to hedge fluctuations associated with certain monetary assets and liabilities including receivables, payables and certain intercompany balances. These foreign currency forward contracts are not designated for hedge accounting treatment. As a result, changes in the fair value of these contracts are recorded as a component of Other income, net to offset the change in the value of the hedged assets and liabilities. As of June 30, 2022, the Company maintained open foreign currency forward contracts with a total notional value of $134 million, hedging the British Pound Sterling, Mexican Peso, Czech Koruna and Japanese Yen. As of September 30, 2021, the Company had maintained open foreign currency forward contracts with a total notional value of $191 million, primarily hedging the British Pound Sterling, Indian Rupee, Czech Koruna and Mexican Peso.
2017 Emergence Date Warrants
In accordance with the bankruptcy plan of reorganization adopted in connection with the Company's emergence from bankruptcy on December 15, 2017 (the "2017 Plan of Reorganization"), the Company issued warrants to purchase 5,645,200 shares of the Company's common stock to the holders of the second lien obligations extinguished pursuant to the 2017 Plan of Reorganization (the "2017 Emergence Date Warrants"). Each 2017 Emergence Date Warrant had an exercise price of $25.55 per share and expired on December 15, 2022. The 2017 Emergence Date Warrants contained certain derivative features that required them to be classified as a liability and for changes in the fair value of the liability to be recognized in earnings each reporting period. On November 14, 2018, the Company's Board approved a warrant repurchase program, authorizing the Company to repurchase up to $15 million worth of the 2017 Emergence Date Warrants. None of the 2017 Emergence Date Warrants were exercised or repurchased.
The fair value of the 2017 Emergence Date Warrants was determined using a probability weighted Black-Scholes option pricing model. This model requires certain input assumptions including risk-free interest rates, volatility, expected life and dividend rates. Selection of these inputs involves significant judgment. The fair value of the 2017 Emergence Date Warrants as of June 30, 2022 and September 30, 2021 was determined using the input assumptions summarized below:

	June 30, 2022	September 30, 2021
Expected volatility	113.93%	49.63%
Risk-free interest rates	2.36%	0.13%
Contractual remaining life (in years)	0.46	1.21
Price per share of common stock	$2.24	$19.79
In determining the fair value of the 2017 Emergence Date Warrants, the dividend yield was assumed to be zero as the Company does not anticipate paying dividends on its common stock throughout the term of the warrants.

Financial Statement Information Related to Derivative Instruments
The following table summarizes the fair value of the Company's derivatives on a gross basis, including accrued interest, segregated between those that are designated as hedging instruments and those that are not designated as hedging instruments:

		June 30, 2022		September 30, 2021
(In millions)	Balance Sheet Caption	Asset	Liability	Asset	Liability
Derivatives Designated as Hedging Instruments:
Interest rate contracts	Other current assets	$4	$—	$—	$—
Interest rate contracts	Other assets	7	—	6	—
Interest rate contracts	Other current liabilities	—	3	—	43
Interest rate contracts	Other liabilities	—	—	—	10
		11	3	6	53
Derivatives Not Designated as Hedging Instruments:
Interest rate contracts	Other current liabilities	—	4	—	7
Interest rate contracts	Other liabilities	—	—	—	2
Foreign exchange contracts	Other current liabilities	—	2	—	2
2017 Emergence date warrants	Other liabilities	—	—	—	9
		—	6	—	20
Total derivatives fair value		$11	$9	$6	$73
The following tables provide information regarding the location and amount of pre-tax gains (losses) for interest rate contracts designated as cash flow hedges:

	Three months ended June 30,
	2022		2021
(In millions)	Interest Expense	Other Comprehensive Income	Interest Expense	Other Comprehensive Loss
Financial Statement Line Item in which Cash Flow Hedges are Recorded	$(54)	$45	$(54)	$(2)

Impact of cash flow hedging relationships:
Gain (loss) recognized in AOCI on interest rate swaps	—	19	—	(4)
Interest expense reclassified from AOCI	(11)	11	(13)	13

	Nine months ended June 30,
	2022		2021
(In millions)	Interest Expense	Other Comprehensive Income	Interest Expense	Other Comprehensive Income
Financial Statement Line Item in which Cash Flow Hedges are Recorded	$(162)	$124	$(169)	$100

Impact of cash flow hedging relationships:
Gain recognized in AOCI on interest rate swaps	—	76	—	12
Interest expense reclassified from AOCI	(36)	36	(38)	38

The following table provides information regarding the pre-tax gains (losses) for derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Operations:

		Three months ended June 30,		Nine months ended June 30,
(In millions)	Location of Derivative Pre-tax Gain (Loss)	2022	2021	2022	2021
2017 Emergence date warrants	Other income, net	$1	$—	$9	$(27)
Foreign exchange contracts	Other income, net	(3)	1	(4)	7
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

	June 30, 2022		September 30, 2021
(In millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the Condensed Consolidated Balance Sheets	$11	$9	$6	$73
Gross amount subject to offset in master netting arrangements not offset in the Condensed Consolidated Balance Sheets	(5)	(5)	(6)	(6)
Net amounts	$6	$4	$—	$67
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and September 30, 2021 were as follows:

	June 30, 2022				September 30, 2021
	Fair Value Measurements Using				Fair Value Measurements Using
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Interest rate contracts	$11	$—	$11	$—	$6	$—	$6	$—
Total assets	$11	$—	$11	$—	$6	$—	$6	$—

Liabilities:
Interest rate contracts	$7	$—	$7	$—	$62	$—	$62	$—
Foreign exchange contracts	2	—	2	—	2	—	2	—
2017 Emergence date warrants	—	—	—	—	9	—	—	9
Total liabilities	$9	$—	$9	$—	$73	$—	$64	$9
Interest rate and foreign exchange contracts classified as Level 2 assets and liabilities are not actively traded and are valued using pricing models that use observable inputs.
2017 Emergence Date Warrants classified as Level 3 liabilities are valued using a probability weighted Black-Scholes option pricing model which is further described in Note 8, "Derivative Instruments and Hedging Activities."
During the three and nine months ended June 30, 2022 and 2021, there were no transfers into or out of Level 3. The activity related to the Company's Level 3 liability, the 2017 Emergence Date Warrants, relates to a change in fair value which was recorded in Other income, net.
Fair Value of Financial Instruments
The estimated fair values of the Senior Notes, Term Loans and Convertible Notes as of June 30, 2022 and September 30, 2021 were as follows:

	June 30, 2022		September 30, 2021
(In millions)	Principal amount	Fair value	Principal amount	Fair value
Senior 6.125% Notes due September 15, 2028	$1,000	$654	$1,000	$1,053
Tranche B-1 Term Loans due December 15, 2027	800	622	800	802
Tranche B-2 Term Loans due December 15, 2027	743	568	743	745
Convertible 2.25% Senior Notes due June 15, 2023	350	337	350	368
Total	$2,893	$2,181	$2,893	$2,968
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
10. Income Taxes
The Company's effective income tax rate for the three and nine months ended June 30, 2022 differed from the U.S. federal tax rate by 23% or $404 million and 24% or $422 million, respectively, principally related to the nondeductible goodwill impairment charge recorded in the third quarter of fiscal 2022 and deferred taxes (including losses) for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized.
The accounting for income taxes requires the Company to evaluate and make an assertion as to whether undistributed foreign earnings will be indefinitely reinvested or repatriated. As of June 30, 2022, the Company determined that the presumption of full (or only partial) repatriation of undistributed foreign earnings can no longer be overcome and have calculated the June 30, 2022 tax provision on this basis.

During the three months ended June 30, 2022, the Company recorded an increase to (Provision for) benefit from income taxes of $(6) million on the Condensed Consolidated Statements of Operations and an increase in Other liabilities of $5 million and a reduction of Deferred income taxes, net of $1 million on the Condensed Consolidated Balance Sheets to correct an understatement of its tax liability in previous periods. The Company concluded that the error was not material to any prior period financial statements and the correction of the error was not material to the current period financial statements and is not expected to be material to the fiscal 2022 annual financial statements.
The Company's effective income tax rate for the three and nine months ended June 30, 2021 differed from the U.S. federal tax rate by 1,512% or $45 million and 94% or $10 million, respectively, principally related to nondeductible expenses, including expenses related to the change in fair value of the 2017 Emergence Date Warrants, and deferred taxes (including losses) for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized.
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
The components of the pension and post-retirement net periodic benefit (credit) cost for the periods indicated are provided in the table below:

	Three months ended June 30,		Nine months ended June 30,
(In millions)	2022	2021	2022	2021
Pension Benefits - U.S.
Components of net periodic benefit credit
Service cost	$1	$1	$3	$3
Interest cost	5	5	15	15
Expected return on plan assets	(13)	(14)	(38)	(40)
Amortization of actuarial loss	—	—	—	1
Net periodic benefit credit	$(7)	$(8)	$(20)	$(21)
Pension Benefits - Non-U.S.
Components of net periodic benefit cost
Service cost	$2	$1	$5	$5
Interest cost	1	2	4	4
Net periodic benefit cost	$3	$3	$9	$9
Post-retirement Benefits - U.S.
Components of net periodic benefit credit
Service cost	$—	$—	$—	$1
Interest cost	1	1	3	5
Expected return on plan assets	—	—	—	(4)
Amortization of prior service credit	(1)	(1)	(4)	(3)
Amortization of actuarial loss	—	—	1	1
Settlement gain	—	—	—	(14)
Net periodic benefit credit	$—	$—	$—	$(14)
The service components of net periodic benefit (credit) cost were recorded similar to compensation expense, while all other components were recorded in Other income, net.
The Company's general funding policy with respect to its U.S. qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations, or to directly pay benefits where appropriate. In March 2021, the American Rescue Plan Act was signed into law, providing limited interest-rate relief provisions and an extended shortfall amortization period for pension funding and retirement plan distributions. As a result, the Company did not make any contributions to the U.S. pension plans during the nine months ended June 30, 2022 and does not expect to make any contributions to the U.S. pension plans during the remainder of fiscal 2022.

Contributions to the non-U.S. pension plans were $19 million for the nine months ended June 30, 2022. For the remainder of fiscal 2022, the Company estimates that it will make contributions totaling $7 million for non-U.S. plans.
In March 2021, the Company entered into an irrevocable buy-out agreement with an insurance company to settle $209 million of its post-retirement life insurance projected benefit obligations related to certain salaried and represented retirees and their beneficiaries who had retired as of March 26, 2021. The transaction was funded with post-retirement life insurance plan assets with a value of $190 million. As a result of this transaction, a settlement gain of $14 million was recognized within Other income, net in the Condensed Consolidated Statements of Operations during the nine months ended June 30, 2021.
Most post-retirement medical benefits are not pre-funded. Consequently, the Company makes payments directly to the claims administrator as retiree medical benefit claims are disbursed. These payments are funded by the Company up to the maximum contribution amounts specified in the plan documents and contracts with the Communications Workers of America and the International Brotherhood of Electrical Workers, and contributions from the participants, if required. During the nine months ended June 30, 2022, the Company made payments for retiree medical and dental benefits of $6 million which is net of reimbursements received from the represented employees' post-retirement health trust of $2 million related to payments in prior periods. The Company estimates it will make payments for retiree medical and dental benefits totaling $3 million for the remainder of fiscal 2022.
12. Share-based Compensation
As of March 2, 2022, the Board and the stockholders of the Company approved an amendment to the Avaya Holdings Corp. 2019 Equity Incentive Plan (as amended, the “2019 Plan”), which increased the number of shares of the Company's common stock that may be issued or granted under the 2019 Plan by 6,500,000 shares. Awards granted under the 2019 Plan reduce the aggregate number of shares of the Company's common stock that may be granted or issued under the 2019 Plan as follows:

2019 Plan Award	Reduction to the 2019 Plan Capacity
Restricted stock units granted prior to March 2, 2022	1.7 shares
Restricted stock units granted on or after March 2, 2022	1.5 shares
Stock options and stock appreciation rights (regardless of grant date)	1 share
If any awards expire, terminate or are canceled or forfeited for any reason without having been exercised or vested in full, the number of shares of common stock underlying any such award (as described above) will again be available for issuance under the 2019 Plan. All awards and the shares reserved under the 2019 Plan were canceled upon Emergence.
Pre-tax share-based compensation expense for the three months ended June 30, 2022 and 2021 was $2 million and $14 million, respectively, and $30 million and $41 million for the nine months ended June 30, 2022 and 2021, respectively. The decrease in pre-tax share-based compensation was primarily due to a reduction in the projected attainment of performance-based awards, including the Stock Bonus Program.
Restricted Stock Units
During the nine months ended June 30, 2022, the Company granted 3,485,066 restricted stock units ("RSUs") with a weighted average grant date fair value of $17.34 per RSU, and there were 1,537,335 RSUs that vested with a weighted average grant date fair value of $18.36 per RSU.
Performance Restricted Stock Units
During the nine months ended June 30, 2022, the Company granted 669,228 performance awards ("PRSUs") with a grant date fair value of $21.89 per PRSU. These PRSUs will vest based on the attainment of specified performance metrics for each of the next three separate fiscal years (collectively the "Performance Period"), as well as the achievement of total shareholder return over the Performance Period for the Company as compared to the total shareholder return for a specified index of companies over the same period. During the Performance Period, the Company will adjust compensation expense for the PRSUs based on its best estimate of attainment of the specified annual performance metrics. The cumulative effect on current and prior periods of a change in the estimated number of PRSUs that are expected to be earned during the Performance Period will be recognized as an adjustment to earnings in the period of the revision.
The grant date fair value of the PRSUs was determined using a Monte Carlo simulation model that incorporated multiple valuation assumptions, including the probability of achieving the total shareholder return market condition and the following assumptions:

Nine months ended June 30, 2022
Expected volatility(1)	67.59%
Risk-free interest rate(2)	0.76%
Dividend yield(3)	—%
(1)Expected volatility based on the Company's historical data.
(2)Risk-free interest rate based on U.S. Treasury yields with a term equal to the remaining Performance Period as of the grant date.
(3)Dividend yield was assumed to be zero as the Company does not anticipate paying dividends on its common stock.

During the nine months ended June 30, 2022, there were 274,223 PRSUs that vested with a grant date fair value of $11.18 per PRSU.
Stock Bonus Program
In fiscal 2021, the Company adopted the Avaya Holdings Corp. Stock Bonus Program ("Stock Bonus Program") under which certain employees could elect to receive a specified percentage of their annual incentive bonus in the form of fully vested shares of the Company’s common stock in lieu of cash. Annually, the Company's Board approved the maximum number of shares that could be issued under the Stock Bonus Program. For fiscal 2022, a maximum of 250,000 shares were approved for issuance under the Stock Bonus Program. The number of shares to be issued under the Stock Bonus Program would have been determined based on the attainment of specified annual performance targets and the average closing price of the Company's common stock over a specified 5-trading day period. The Stock Bonus Program is classified as a liability. The Company records compensation cost for the expected dollar value of the award and adjusts compensation expense for the awards based on its best estimate of attainment of its performance conditions. The cumulative effect of a change in the estimated value of the award will be recognized as an adjustment to earnings in the period of the revision. Pre-tax share-based compensation expense related to the Stock Bonus Program for the three and nine months ended June 30, 2022 was not material.
Stock Options
During the nine months ended June 30, 2022, there were 81,832 stock options exercised with an exercise price of $11.38. The intrinsic value of a stock option is the difference between the Company's common stock price and the option exercise price. The total pre-tax intrinsic value of stock options exercised during the nine months ended June 30, 2022 was $1 million.
Employee Stock Purchase Plan
During the nine months ended June 30, 2022, the Company withheld $9 million of eligible employee compensation for purchases of common stock and issued 1,291,901 shares of common stock under its employee stock purchase plan (the "ESPP"). During the fourth quarter of fiscal 2022, the Company suspended certain share issuances and other actions under the ESPP. Previous amounts withheld but not used to purchase shares of common stock have been refunded to employees.
The grant date fair value for shares issued under the ESPP is measured on the date that each offering period commences. The average grant date fair value for the offering periods that commenced during the nine months ended June 30, 2022 was $3.60 per share. The grant date fair value was determined using a Black-Scholes option pricing model with the following average grant date assumptions:

Nine months ended June 30, 2022
Expected volatility(1)	81.36%
Risk-free interest rate(2)	0.51%
Dividend yield(3)	—%
(1)Expected volatility based on the Company's historical data.
(2)Risk-free interest rate based on U.S. Treasury yields with a term equal to the length of the offering period.
(3)Dividend yield was assumed to be zero as the Company does not anticipate paying dividends on its common stock.

Upon implementation of the Plan, all share-based awards were canceled.

13. Preferred Stock
There were 125,000 shares of the Company's 3% Series A Convertible Preferred Stock, par value $0.01 per share ("Series A Preferred Stock"), issued and outstanding as of June 30, 2022. Upon implementation of the Plan pursuant to the RSA, the Series A Preferred Stock was canceled upon Emergence and the attendant board designation rights described below were eliminated.
The Series A Preferred Stock was convertible into shares of the Company's common stock at an initial conversion price of $16.00 per share, which represented an approximately 9% interest in the Company's common stock on an as-converted basis as of June 30, 2022, assuming no holders of options, warrants, convertible notes or similar instruments exercised their exercise or conversion rights.
As of June 30, 2022, the carrying value of the Series A Preferred Stock was $132 million, which included $7 million of accreted dividends paid in kind. During the nine months ended June 30, 2022, the carrying value of the Series A Preferred Stock increased $2 million due to accreted dividends paid in kind.
In connection with the issuance of the Series A Preferred Stock, the Company granted RingCentral certain customary consent rights with respect to certain actions by the Company, including amending the Company's organizational documents in a manner that would have an adverse effect on the Series A Preferred Stock and issuing securities that are senior to, or equal in priority with, the Series A Preferred Stock. In addition, pursuant to an investor rights agreement, until such time when RingCentral and its affiliates hold or beneficially own less than 4,759,339 shares of the Company's common stock (on an as-converted basis), RingCentral has the right to nominate one person for election to the Company's Board. The director designated by RingCentral has the option (i) to serve on the Company's Audit and Nominating and Corporate Governance Committees or (ii) to attend (but not vote at) all of the Company's Board's committee meetings. On November 6, 2020, Robert Theis was elected to join the Company's Board as RingCentral's designee. On October 20, 2022, Robert Theis provided notice of his intent to resign from the Board effective October 31, 2022, in order to focus on his other commitments as General Partner of World Innovation Lab and Lead Independent Director of RingCentral. Mr. Theis's resignation was not due to any disagreement between Mr. Theis and the Company on any matter relating to the Company’s operations, policies, or practices. Subsequent to Mr. Theis's departure, RingCentral nominated Jill K. Frizzley for election to the Company's Board. On December 13, 2022, Ms. Frizzley was elected to join the Board. On the Emergence Date, all members of the Board resigned and the New Board was appointed pursuant to the Plan.

14. (Loss) Earnings Per Common Share
Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share reflects the potential dilution that would occur if equity awards granted under the Company's various share-based compensation plans were vested or exercised; if the Company's Series A Preferred Stock were converted into shares of the Company's common stock; if the Company's Convertible Notes or the warrants the Company sold to purchase up to 12.6 million shares of its common stock in connection with the issuance of Convertible Notes ("Call Spread Warrants") were exercised; if the outstanding consideration advance received in connection with the Company’s strategic partnership with RingCentral were converted into shares of the Company's common stock; and/or if the 2017 Emergence Date Warrants were exercised, resulting in the issuance of common shares that would participate in the earnings of the Company. In periods with net losses, no incremental shares are reflected as their effect would be anti-dilutive.
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
As of June 30, 2022, the Company no longer had both the ability and intent to settle conversions of the Convertible Notes through combination settlement by repaying the principal portion in cash and any excess of the conversion value over the principal amount in shares of the Company's common stock nor did it have the ability and intent to repay outstanding RingCentral consideration advance in cash prior to its conversion. As a result, the Company transitioned from the treasury stock method to the if-converted method to calculate diluted earnings (loss) per share for its Convertible Notes and the outstanding RingCentral consideration advance. The change in methodology was applied prospectively, beginning with the period ended June 30, 2022. See Note 1, "Background and Basis of Presentation," to our Condensed Consolidated Financial Statements for additional information related to the Company's liquidity and going concern assessment.

The following table sets forth the calculation of net (loss) income attributable to common stockholders and the computation of basic and diluted (loss) earnings per share for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(In millions, except per share amounts)	2022	2021	2022	2021
(Loss) earnings per share:
Numerator
Net (loss) income	$(1,766)	$43	$(1,833)	$(19)
Dividends to preferred stockholders	(1)	(1)	(3)	(3)
Undistributed (loss) income	(1,767)	42	(1,836)	(22)
Percentage allocated to common stockholders(1)	100.0%	91.3%	100.0%	100.0%
Numerator for basic and diluted (loss) earnings per common share	$(1,767)	$38	$(1,836)	$(22)

Denominator
Denominator for basic (loss) earnings per common share	86.6	84.9	85.6	84.4
Effect of dilutive securities
Restricted stock units	—	1.6	—	—
Performance restricted stock units	—	0.6	—	—
Emergence date warrants	—	0.5	—	—
Stock options	—	0.2	—	—
Convertible notes	—	0.2	—	—
Denominator for diluted (loss) earnings per common share	86.6	88.0	85.6	84.4

(Loss) earnings per common share
Basic	$(20.40)	$0.45	$(21.45)	$(0.26)
Diluted	$(20.40)	$0.43	$(21.45)	$(0.26)

(1) Basic weighted average common stock outstanding	86.6	84.9	85.6	84.4
Basic weighted average common stock and common stock equivalents (preferred shares)	86.6	93.0	85.6	84.4
Percentage allocated to common stockholders	100.0%	91.3%	100.0%	100.0%
For the three and nine months ended June 30, 2022, the Company excluded 4.0 million RSUs, 0.3 million stock options, 0.9 million shares issuable under the ESPP, 0.1 million shares of Series A Preferred Stock, 5.6 million 2017 Emergence Date Warrants, 12.6 million shares underlying the Convertible Notes and 22.1 million shares underlying the outstanding consideration advance received in connection with the Company's strategic partnership with RingCentral from the diluted loss per share calculation as their effect would have been anti-dilutive. The Company also excluded 1.7 million PRSUs and 0.3 million shares authorized under the Company's Stock Bonus Program from the diluted loss per share calculation as either their performance metrics have not yet been attained or their effect would have been anti-dilutive.
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
For the nine months ended June 30, 2021, the Company excluded 3.1 million RSUs, 0.5 million stock options, 0.1 million shares issuable under the ESPP, 5.6 million 2017 Emergence Date Warrants, 12.6 million shares underlying the Convertible Notes and 0.1 million shares of Series A Preferred Stock from the diluted loss per share calculation as their effect would have been anti-dilutive. The Company also excluded 1.6 million PRSUs from the diluted loss per share calculation as either their performance metrics had not yet been attained or their effect would have been anti-dilutive.

The Company's Call Spread Warrants were excluded from the diluted (loss) earnings per share calculation for all periods presented as their effect would have been anti-dilutive.
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
The Company's chief operating decision maker makes financial decisions and allocates resources based on segment profit information obtained from the Company's internal management systems. Management does not include in its segment measures of profitability selling, general and administrative expenses, research and development expenses, amortization of intangible assets, and certain discrete items, such as fair value adjustments recognized upon emergence from bankruptcy, charges relating to restructuring actions and impairment charges as these costs are not core to the measurement of segment performance, but rather are controlled at the corporate level.
Summarized financial information relating to the Company's operating segments is shown in the following table for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(In millions)	2022	2021	2022	2021
REVENUE
Products & Solutions	$160	$254	$614	$746
Services	406	478	1,381	1,468
Unallocated Amounts(1)	—	—	—	(1)
	566	732	1,995	2,213
GROSS PROFIT
Products & Solutions	71	156	295	451
Services	215	294	808	914
Unallocated Amounts(2)	(35)	(43)	(112)	(130)
	251	407	991	1,235
OPERATING EXPENSES
Selling, general and administrative	236	266	743	785
Research and development	52	55	173	167
Amortization of intangible assets	39	40	119	119
Impairment charges	1,596	—	1,596	—
Restructuring charges, net	12	5	22	17
	1,935	366	2,653	1,088
OPERATING (LOSS) INCOME	(1,684)	41	(1,662)	147
INTEREST EXPENSE AND OTHER INCOME, NET	(40)	(44)	(124)	(158)
LOSS BEFORE INCOME TAXES	$(1,724)	$(3)	$(1,786)	$(11)
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

16.     Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) for the periods indicated were as follows:

(In millions)	Pension, Post-retirement and Post-employment Benefit-related Items	Foreign Currency Translation	Unrealized Gain on Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss)
Balance as of March 31, 2022	$(23)	$(23)	$34	$(12)
Other comprehensive income before reclassifications	—	6	19	25
Amounts reclassified to earnings	(2)	—	11	9
Benefit from income taxes	—	—	11	11
Balance as of June 30, 2022	$(25)	$(17)	$75	$33

(In millions)	Pension, Post-retirement and Post-employment Benefit-related Items	Foreign Currency Translation	Unrealized Gain (Loss) on Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss)
Balance as of September 30, 2021	$(20)	$(37)	$(34)	$(91)
Other comprehensive income before reclassifications	—	20	76	96
Amounts reclassified to earnings	(5)	—	36	31
Provision for income taxes	—	—	(3)	(3)
Balance as of June 30, 2022	$(25)	$(17)	$75	$33

(In millions)	Pension, Post-retirement and Post-employment Benefit-related Items	Foreign Currency Translation	Unrealized Loss on Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance as of March 31, 2021	$(62)	$(31)	$(50)	$(143)
Other comprehensive loss before reclassifications	—	(9)	(4)	(13)
Amounts reclassified to earnings	(2)	—	13	11
Balance as of June 30, 2021	$(64)	$(40)	$(41)	$(145)

(In millions)	Pension, Post-retirement and Post-employment Benefit-related Items	Foreign Currency Translation	Unrealized Loss on Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance as of September 30, 2020	$(108)	$(46)	$(91)	$(245)
Other comprehensive income before reclassifications	62	6	12	80
Amounts reclassified to earnings	(17)	—	38	21
Provision for income taxes	(1)	—	—	(1)
Balance as of June 30, 2021	$(64)	$(40)	$(41)	$(145)
Reclassifications from Accumulated other comprehensive income (loss) related to changes in unamortized pension, post-retirement and post-employment benefit-related items are recorded in Other income, net. Reclassifications from Accumulated other comprehensive income (loss) related to the unrealized gain (loss) on interest rate swap agreements are recorded in Interest expense.
17. Related Party Transactions
As of June 30, 2022, the Board was comprised of eight directors, including the Company's Chief Executive Officer and seven non-employee directors.
On October 20, 2022, Robert Theis, who was elected to join the Board as RingCentral's designee on November 6, 2020, provided notice of his intent to resign from the Board effective October 31, 2022. On December 13, 2022, Jill K. Frizzley was appointed to the Board in Mr. Theis' place pursuant to the Company's strategic partnership with RingCentral. See Note 13, "Preferred Stock," to our unaudited interim Condensed Consolidated Financial Statements for additional information.

On February 1, 2023, the Board increased the size of the Board by one director, from eight to nine members, and appointed Carrie W. Teffner to fill the vacancy resulting from the increase.
Specific Arrangements Involving the Company's Directors and Executive Officers
Stephan Scholl, a Director of the Company who resigned in connection with Emergence, is the Chief Executive Officer of Alight Solutions LLC ("Alight"), a provider of integrated benefits, payroll and cloud solutions, and he also serves on Alight's board of directors. During each of the three months ended June 30, 2022 and 2021, the Company purchased goods and services from subsidiaries of Alight of $1 million. During each of the nine months ended June 30, 2022 and 2021, the Company purchased goods and services from subsidiaries of Alight of $3 million. As of both June 30, 2022 and September 30, 2021, outstanding accounts payable due to Alight were not material.
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
On January 14, 2020, Solaborate Inc. and Solaborate LLC (collectively, "Solaborate") filed suit against the Company in California Superior Court in San Bernardino County. The dispute concerned activities related to the Company's development of the CU360 collaboration unit. Solaborate alleged breach of contract, trade secret misappropriation and unfair business practices, among other causes of action. As of June 30, 2022, the Company accrued an expense representing its best estimate of the probable loss which was not material.
On February 3, 2023, the Company reached an agreement to settle the lawsuit with Solaborate and agreed to pay an amount consistent with the expense it accrued as of June 30, 2022.

The Company enters into indemnification agreements with each of the Company's directors and officers. These agreements require the Company to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to the Company, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. Subject in all respects to applicable law, these agreements generally survive a director's or officer's resignation and/or termination and generally require the Company to indemnify such individuals unless the conduct that is the subject of a claim constitutes a breach of their duty of loyalty to the Company or to the Company's stockholders, or is an act or omission not taken in good faith, or which involves intentional misconduct or a knowing violation of the law. In connection with the investigations, the Company has received requests under such indemnification agreements to provide funds for legal fees and other expenses and expects additional requests in connection with the Investigations and related litigation. The Company has not recorded a liability for expected future expenses as of June 30, 2022 for these matters as it cannot estimate the ultimate outcome at this time, and no expenses have been incurred through June 30, 2022. The Company maintains a directors and officers insurance policy under which a portion of the indemnification expenses may be recoverable to mitigate its exposure to potential indemnification obligations. As of June 30, 2022, the Company has not reached its insurance deductible and has not recorded a receivable related to the indemnification claims. We are unable to make a reliable estimate of the eventual cash flows by period related to the indemnification agreements and related insurance recoveries.
Avaya notified the SEC of the Audit Committee Investigations and the SEC initiated an investigation to review, among other things, the circumstances surrounding Avaya's financial results for the quarter ended June 30, 2022. Avaya has been cooperating with the SEC's investigation, which is on-going. At this time, the Company is not able to predict the outcome or consequences of the SEC's investigation, however, an adverse outcome could have a material adverse effect on the Company's financial position, results of operations or cash flows.
On January 3, 2023, Jeffrey A. Fletcher, et al., filed a putative securities class action complaint (Civil Action No. 1:23-cv-00003) in the United States District Court Middle District of North Carolina, naming Avaya Holdings Corp. and certain of our current and former officers as defendants. The complaint alleged violations of the Exchange Act, based on allegedly false or misleading statements related to the Company’s internal control over financial reporting, the effectiveness of our internal controls over our whistleblower policies and ethics and compliance program and our financial condition. The plaintiffs sought awards of compensatory damages, among other relief and their costs and attorneys’ and experts’ fees. On February 28, 2023, the plaintiff voluntarily filed for dismissal of the action without prejudice, as to all defendants. At this time, the Company is not able to predict the ultimate outcome of this matter, however, an adverse outcome could have a material adverse effect on the Company's financial position, results of operations or cash flows.
On February 1, 2023, A6 Capital Management LP, et al., filed a summons with notice (Index No. 650626/2023) in the Supreme Court of the State of New York, New York County, naming certain of our former directors and officers as defendants. The plaintiffs were current or former investors in certain unsecured convertible notes issued by the Company in 2018 and due 2023 (the “Convertible Notes”) and certain plaintiffs invested in the Company’s secured term loan issued in July 2022. The complaint alleged fraud as a result of allegedly false statements regarding the Company’s finances and management, which the plaintiffs relied upon in holding or purchasing the Company’s Convertible Notes. The plaintiffs sought awards of compensatory damages, among other relief. On May 3, 2023, the plaintiffs voluntarily filed an amended notice of discontinuance with prejudice, as to all parties.
On February 14, 2023, Oliver Jiang, et al., filed a putative class action complaint (Civil Action No. 1:23-cv-1258) in the United States District Court for the Southern District of New York against Avaya Holdings Corp., and certain of our former officers as defendants (collectively, "Jiang Suit Defendants"). The complaint alleged the purported inclusion of false statements and material omissions in securities filings, and press releases filed with the SEC or issued, as applicable, between October 3, 2019 and November 29, 2022, regarding Avaya’s Q3 2022 earnings guidance and results and the Company’s relationship with RingCentral (the "Jiang Securities Lawsuit"). The lawsuit alleges that the Jiang Suit Defendants exploited Avaya’s insufficient reporting controls and procedures, which resulted in inaccurate budgeting and reporting, to inflate Avaya’s stock price, at which point the Jiang Suit Defendants sold shares and secured financing on improper terms, all in violation of Section 10(b) of the Exchange Act and Rule 10b-5, as well as for derivative “control person” liability, which was pled against Mr. Chirico, our former CEO, and Mr. McGrath, our former Chief Financial Officer, for Avaya’s actions, and, vice versa, against the Company—pursuant to Section 20(a). This case was filed after the Company filed its petition for Chapter 11 proceedings and therefore the plaintiff voluntarily dismissed the case against the Company. The Plaintiff’s claims against Mr. Chirico and Mr. McGrath remain and are subject to the indemnification agreements described above.
Product Warranties
The Company recognizes a liability for the estimated costs that may be incurred to remedy certain deficiencies of quality or performance of the Company's products. These product warranties extend over a specified period of time, generally ranging up to two years from the date of sale depending upon the product subject to the warranty. The Company accrues a provision for estimated future warranty costs based upon the historical relationship of warranty claims to sales. The Company periodically reviews the adequacy of its product warranties and adjusts, if necessary, the warranty percentage and accrued warranty reserve, which is included in other current and non-current liabilities in the Condensed Consolidated Balance Sheets, for actual experience. As of both June 30, 2022 and September 30, 2021, the amount reserved for product warranties was $2 million.
Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements
Letters of Credit and Guarantees
The Company provides guarantees, letters of credit and surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company's performance in accordance with contractual or legal obligations. As of June 30, 2022, the maximum potential payment obligation with regards to letters of credit, guarantees and surety bonds was $76 million. The outstanding letters of credit are deemed to have been issued under the DIP ABL Facility other than with respect to letters of credit issued by Goldman Sachs, which are cash collateralized. The cash collateral of $4 million is characterized as restricted cash and included in Other assets on the Condensed Consolidated Balance Sheets as of June 30, 2022.
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
The Company maintains a reseller agreement with an equipment vendor to procure, build and store IT equipment on behalf of the Company based upon letters of intent or other order forms provided by the Company. The Company either purchases the equipment or leases the equipment through a third party vendor for use in its data centers, predominantly to support its cloud customers. Under the agreement, the Company’s right to use the equipment commences upon delivery of the equipment. The Company's maximum obligation under these arrangements based on equipment held by the vendor as of June 30, 2022 was $15 million. The Company is entitled to return the equipment subject to certain conditions.
From time to time, the Company also enters into cloud services agreements to support the delivery of the Company's Avaya cloud solutions to its customers. These contracts range from three to six years and typically contain minimum consumption commitments over the life of the agreements. As of June 30, 2022, the Company's remaining commitments under its cloud services agreements and hosting agreements were $195 million, of which $1 million, $20 million, $15 million, and $16 million is required to be utilized by fiscal 2023, 2024, 2025 and 2026, respectively, with the remaining balance required to be utilized by fiscal 2027.
On February 14, 2023, the Company and RingCentral amended the terms of the First Amended and Restated Framework Agreement, dated February 10, 2020, and the related partnership documents executed in connection therewith, by entering into the Second Amended and Restated Framework Agreement and the related partnership documents executed in connection therewith (the "Amended and Restated RingCentral Agreements"). Among other things, the Amended and Restated RingCentral Agreements, contemplate (i) the Company continuing to serve as the exclusive sales agent for Avaya Cloud Office by RingCentral ("Avaya Cloud Office" or "ACO"); (ii) expanded go-to-market constructs that will enable the Company to directly sell ACO seats into its installed base; (iii) cash compensation to the Company as ACO seats are sold along with the elimination or modification of certain other financial obligations of the Company under the original agreements, including the waiver of the remaining balance of the consideration advance paid by RingCentral to the Company; and (iv) the Company's agreement to purchase seats of ACO in the event certain volumes of ACO sales, which increase over the time period, are not met. The Company's volume commitments are based on cumulative ACO sales that are measured quarterly during the term of the Amended and Restated RingCentral Agreements, subject to the terms and conditions of such agreements. In the event that the cumulative number of ACO seats sold as of the end of each calendar quarter is lower than the agreed upon threshold established for such quarter, the Company will be required to purchase a number of ACO seats equal to such shortfall from RingCentral. Any such ACO seats are subject to certain limitations and must be purchased for a two-year paid term with payments made monthly and pricing that is variable based on sales volumes by jurisdiction, contract size and product tier. The Company may resell such ACO seats to end customers or maintain them for internal use.
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
19. Subsequent Events
Chapter 11
See Note 1, "Background and Basis of Presentation," Note 7, "Financing Arrangements," and Note 18, "Commitments and Contingencies," to our Condensed Consolidated Financial Statements for information related to the following, all of which occurred subsequent to June 30, 2022.
▪the Board and Audit Committee Investigations;
▪the Chapter 11 Filing;
▪the Plan;
▪the Debtor in Possession Financing and Exit Financing;
▪the NYSE Delisting; and
▪the Emergence from Voluntary Reorganization under Chapter 11 of the Bankruptcy Code.
July 2022 Financing Activities
On July 12, 2022, Avaya Inc. closed an offering of $250 million aggregate principal amount of 8.00% Exchangeable Senior Secured Notes due 2027 (the "Exchangeable Notes").
The indenture governing the Exchangeable Notes permits holders to exchange their Exchangeable Notes at their option (i) at any time prior to the close of business on the business day immediately preceding September 15, 2027, subject to the satisfaction of certain conditions, and (ii) on or after September 15, 2027, at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. The initial exchange rate is 232.5581 shares of common stock per $1,000 principal amount (equivalent to an initial exchange price of approximately $4.30 per share of common stock).
The Exchangeable Notes could be redeemed by the issuer only on or after June 20, 2024 and then only if the last reported sale price per share of Common Stock exceeds 150% of the then-applicable exchange price on each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the trading day immediately before the date on which the issuer sends the redemption notice for such redemption. In addition, if fewer than all of the outstanding Exchangeable Notes are to be redeemed, then at least $50 million aggregate principal amount of Exchangeable Notes must be outstanding and not subject to redemption.
The Exchangeable Notes are guaranteed on a senior secured basis by the Company and each of its wholly-owned domestic subsidiaries that guarantee the Term Loan Credit Agreement and ABL Credit Agreement. The Exchangeable Notes and related guarantees are secured on a first lien basis by substantially all assets of the issuer and guarantors that secure the Senior Notes and the term loan facility. The Exchangeable Notes and related guarantees are also secured on a second-lien basis by assets that secure obligations under the ABL facility on a first-lien basis.
The indenture governing the Exchangeable Notes contains customary covenants and events of default.
Tranche B-3 Term Loans
On July 12, 2022, Avaya Inc. amended its Term Loan Credit Agreement ("Amendment No. 4"), pursuant to which Avaya Inc. incurred the Tranche B-3 Term Loans. The Tranche B-3 Term Loans bear interest (a) in the case of alternative base rate loans at rate per annum equal to 9.00% plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the U.S. prime rate as publicly announced in the Wall Street Journal and (iii) the greater of (x) the adjusted SOFR Rate for an interest period of one month plus 1.00% and (y) 2.00% and (b) in the case of SOFR Loans, bear interest at a rate per annum equal to 10.00% plus the applicable SOFR Rate, subject to a 1.00% floor. Amendment No. 4 also made certain other changes to the Term Loan Credit Agreement solely for the benefit of the lenders providing the Tranche B-3 Term Loans, including reducing flexibility for the Company to incur additional debt and liens or make restricted payments or investments under certain of the negative covenants. The Company placed $221 million of the net proceeds of the Tranche B-3 Term Loans in escrow. Filing of the Chapter 11 Cases triggered an event of default under the Term Loan Credit Agreement causing the automatic acceleration of all obligations thereunder, including the Tranche B-3 Term Loans.
Repurchase of Convertible Notes
On July 12, 2022, the Company repurchased approximately $129 million principal amount of the Company's $350 million Convertible Notes due June 15, 2023. In conjunction with the repurchase, the Company also terminated the corresponding portions of the hedge and warrant transactions entered into in connection with the original issuance of the Convertible Notes.
During the three months ended June 30, 2022, the Company received proceeds of $10 million from the July financing activities in advance of closing, which was recorded within Other current liabilities on the Condensed Consolidated Balance Sheet as of June 30, 2022 and presented as a financing cash inflow within Other financing activities on the Condensed Consolidated Statement of Cash Flows for the nine months ended June 30, 2022.
ABL Credit Agreement
During the first quarter of fiscal 2023, the Company borrowed $90 million and repaid $34 million under the ABL Credit Agreement. During the second quarter of fiscal 2023, the Company repaid the remainder of the ABL Credit Agreement.
Departure and Appointment of Certain Officers
On July 28, 2022, Alan B. Masarek was appointed as the Company's new President and Chief Executive Officer and as a member of Avaya's Board, effective August 1, 2022. Mr. Masarek succeeded James M. Chirico, Jr., who was removed from his positions as President and Chief Executive Officer of Avaya, effective August 1, 2022, and who resigned as a member of Avaya's Board.
On July 28, 2022, the Board adopted the Company’s 2022 Omnibus Inducement Equity Plan (the "2022 Inducement Plan") pursuant to which the Company reserved 4,812,500 shares of the Company's common stock for issuance. Mr. Masarek is the only participant in the 2022 Inducement Plan. In connection with his appointment, Mr. Masarek also received, among other incentives, a sign-on cash bonus in the amount of $4 million, with 100% of the after-tax amount to be used to purchase shares of the Company's common stock in open market transactions. On December 23, 2022, the Company announced a $6 million cash award for Mr. Masarek, subject to a recapture provision that requires repayment in the event of a voluntary departure or termination by the Company for cause prior to December 31, 2023, which recapture provision partially lapsed upon Emergence. This cash award was paid in lieu of any bonus payment opportunity under the Company's fiscal 2023 annual incentive plan that would have otherwise been established and also in lieu of the long-term equity incentive awards that historically would have been granted. In addition, Mr. Masarek's sign-on bonus was permitted to be retained by him in cash subject to recapture in the event of a voluntary departure or termination by the Company for cause prior to December 31, 2023, which recapture provision partially lapsed upon Emergence.
On November 9, 2022, Kieran McGrath stepped down as Chief Financial Officer and the Board appointed Rebecca A. Roof as the Company’s interim Chief Financial Officer and Principal Financial Officer. On December 1, 2022, Mr. McGrath retired from his position as the Company’s Executive Vice President. On June 16, 2023, the Company appointed Amy O'Keefe as its Chief Financial Officer.
Director Appointment
On December 13, 2022, Jill K. Frizzley was elected to join the Board. On February 1, 2023, the Board increased the size of the Board by one director, from eight to nine members and appointed Carrie W. Teffner to fill the vacancy resulting from the increase in the size of the Board.

Post-Emergence Board of Directors
Upon Emergence, all members of our Board resigned. Alan B. Masarek, our Chief Executive Officer, was appointed to the new Board, together with the following individuals: Patrick J. Bartels Jr., Patrick J. Dennis, Robert Kalsow-Ramos, Marylou Maco, Aaron Miller, Donald E. Morgan III, Thomas T. Nielsen and Jacqueline D. Woods.
Fiscal 2022 Restructuring Program
On September 5, 2022, the Company authorized a workforce reduction, which together with other incremental cost reduction actions better align the size of the Company's workforce with its operational strategy and cost structure. In connection with the workforce reduction, the Company recognized $26 million in restructuring charges during fiscal 2022, all of which were in the form of cash-based expenditures and substantially all of which were related to employee severance and other termination benefits.
Fiscal 2023 Restructuring Program
During the second quarter of fiscal 2023, the Company authorized a reduction in force with respect to its global employees in connection with the Company's cost-reduction actions. The reduction in force is aimed at aligning the size of Avaya’s workforce with its operational strategy and cost structure. The Company estimates that it will incur approximately $57 million to $65 million in pre-tax restructuring charges in connection with this reduction in force, all of which are expected to be in the form of cash-based expenditures and substantially all of which are expected to be related to employee severance and other termination benefits. The Company expects to complete this reduction in force and recognize substantially all of these pre-tax restructuring charges during fiscal 2023. As the Company continues to evaluate opportunities to streamline its operations, it may identify additional cost reduction actions that will include workforce reductions and other incremental cost reduction actions.
Impairment Charges
During the fourth quarter of fiscal 2022, the Company concluded that a triggering event occurred in relation to the Avaya Trade Name primarily due to a revision in the Company's long-term revenue forecast which reflects certain strategic initiatives implemented under the Company's new CEO. As a result of the triggering event, the Company performed an interim quantitative impairment test for the Avaya Trade Name as of September 30, 2022 to compare the fair value of the Avaya Trade Name to its carrying amount. The result of the interim impairment test of the Avaya Trade Name as of September 30, 2022 indicated that the carrying amount of the Avaya Trade Name exceeded its estimated fair value primarily due to a further reduction in the Company's revenue outlook which reflected streamlining of the Company's portfolio offerings in the fourth quarter of fiscal 2022 as the Company continued to right-size its internal and external cost structure. As a result, the Company recorded an incremental indefinite-lived intangible asset impairment charge of $32 million during the fourth quarter of fiscal 2022.
As announced in a Form 8-K dated December 13, 2022, the Company was unable to reach an out-of-court resolution with certain holders of the Convertible Notes, Senior Notes, Exchangeable Notes, and the Term Loans outstanding under the Term Loan Credit Agreement, regarding one or more potential financings, refinancings, recapitalizations, reorganizations, restructurings, or investment transactions involving the Company. As a result, the Company revised its outlook to reflect the increased likelihood of a solvency event. The Company concluded that a triggering event had occurred and performed an interim quantitative impairment test for the Avaya Trade Name as of December 31, 2022 to compare the fair value of the Avaya Trade Name to its carrying amount. The result of the interim impairment test of the Avaya Trade Name as of December 31, 2022 indicated that the carrying amount of the Avaya Trade Name exceeded its estimated fair value primarily due to the updated outlook. As a result, the Company recorded an incremental indefinite-lived intangible asset impairment charge of $9 million during the first quarter of fiscal 2023.
Based on the estimates used in the interim impairment test of the Avaya Trade Name as of December 31, 2022, an increase in the discount rate or a decrease in the long-term growth rate of 50 basis points would have resulted in an incremental impairment charge of approximately $7 million and $2 million, respectively.
To the extent that business conditions deteriorate further or if changes in key assumptions and estimates differ significantly from management's expectations, it may be necessary to record additional impairment charges in the future.

Termination of Forward Swap Agreements
In December 2022, the Company terminated its New Forward Swap Agreements which fixed a portion of the variable interest due under its Term Loan Credit Agreement from December 15, 2022 through June 15, 2027. The Company received $40 million of net cash proceeds as a result of the termination. Additionally, the frozen deferred gains of $63 million related to the Company's interest rate swap agreements were reclassified to Interest expense during the first quarter of fiscal 2023.
Subsequent to the termination, the Company’s variable rate debt will no longer be hedged. A hypothetical one percent change in interest rates would affect interest expense by approximately $19 million over the twelve months following September 30, 2022 based on the Company's variable rate debt outstanding at September 2022, including the Tranche B-3 Term Loans.
Amended and Restated RingCentral Contracts
On February 14, 2023, the Company and RingCentral entered into the Amended and Restated RingCentral Agreements. Among other things, the Amended and Restated RingCentral Agreements contemplate (i) the Company continuing to serve as the exclusive sales agent for ACO; (ii) expanded go-to-market constructs that will enable the Company to directly sell ACO seats into its installed base; (iii) cash compensation to the Company as ACO seats are sold along with the elimination or modification of certain other financial obligations of the Company under the original agreements, including the waiver of the remaining balance of the consideration advance paid by RingCentral to Avaya Inc; and (iv) the Company's agreement to purchase seats of ACO in the event certain volumes of cumulative ACO sales, which increase over the time period, are not met (see Note 18, "Commitments and Contingencies").
Conversion of Avaya Inc. into a Delaware Limited Liability Company
On May 1, 2023, Avaya Inc., a wholly-owned subsidiary of Avaya and its primary operating subsidiary, was converted from a Delaware corporation into a Delaware limited liability company and its name was changed to Avaya LLC.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise indicates, as used in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," the terms "we," "us," "our," "the Company," "Avaya" and similar terms refer to Avaya Holdings Corp. and its consolidated subsidiaries. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company. Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2021, included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 filed with the United States Securities and Exchange Commission ("SEC") on November 22, 2021.
Our accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the SEC for interim financial statements. In our opinion, the unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows for the periods indicated. Capitalized terms used in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" not otherwise defined have the meaning given to them in the notes to the Company’s unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
The matters discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See "Cautionary Note Regarding Forward-Looking Statements" at the end of this discussion.
Overview
Avaya is a global leader in communications products, solutions and services for businesses of all sizes, delivering technology predominantly through software and services. We enable organizations worldwide to succeed by creating intelligent communications experiences for our clients, their employees and their customers. Avaya is building innovative open, converged contact center ("CC") and unified communications and collaboration ("UCC") software solutions to enhance and simplify communications and collaboration in the cloud, on-premises or as a hybrid of both. We offer hardware and gateway solutions, including devices that enhance collaboration and productivity, and position organizations to incorporate future technological advancements.
Our global, experienced team of professionals delivers award-winning services from initial planning and design, to seamless implementation and integration, to ongoing managed operations, optimization and support. We also help clients customize and personalize our software solutions to address their specific needs.
Businesses are built by the experiences they provide, and Avaya solutions deliver millions of those experiences globally every day. With a global install base including many of the largest enterprise customers with the most complex needs, Avaya is shaping the future of businesses and workplaces, with innovation and partnerships that power tangible business results. Our communications solutions power tailored, effortless customer and employee experiences that enable our clients to effectively engage and interact with each other and with their customers.
In serving both our existing and new customers across verticals, Avaya is uniquely positioned to meet customers where they are in their digital transformation and journeys to cloud communications, so they can innovate without disruption to gain the benefit of high-value cloud capabilities. We offer a full range of software sales and licensing models that can be deployed on-premises or via a public/multi-tenant cloud, private/dedicated instance cloud or as a hybrid cloud solution. With our open, extensible development platform, customers and third parties can create custom applications and automated workflows for their unique needs and integrate Avaya’s capabilities into the customer's existing infrastructure and business applications. Our solutions enable a seamless communications experience that adapts to how employees work, instead of changing how they work.
Operating Segments
The Company has two operating segments: Products & Solutions and Services.
Products & Solutions
Products & Solutions encompasses our CC and UCC software platforms, applications and devices. During fiscal 2022, we expanded our portfolio to include new cloud-based solutions, and we continued to integrate Artificial Intelligence ("AI") to create enhanced user experiences and improve performance.

•Contact Center: Avaya’s industry-leading contact center solutions enable clients to build a customized portfolio of applications to drive stronger customer engagement and higher customer lifetime value. Our reliable, secure and scalable communications solutions include voice, email, chat, social media, video, workforce engagement and third-party integration that can improve customer service and help companies compete more effectively. Avaya delivers Contact Center as a Service ("CCaaS") solutions for cloud deployment, and we continue to support enterprises with world-class premises-based solutions and add new value by complementing this highly dependable infrastructure with new capabilities from the cloud. We continue to integrate AI and automation capabilities into our portfolio, providing our clients a deeper understanding of their customers’ needs with a robust and secure platform.
•Unified Communications: Avaya communications and collaboration solutions support hybrid working environments, empowering teams with fast, always-on continuous collaboration from anywhere. Employees can communicate in context with better access to communication tools and better quality of communications to help deliver greater business impacts.
Avaya multi-tenant cloud-based UCaaS solutions integrate chat, file sharing and task management with real-time collaboration including calling, meetings and content sharing for distributed team productivity. Avaya offers Avaya Cloud Office in partnership with RingCentral, giving customers looking to replace outdated or disparate legacy telephony systems with a simple, comprehensive communications solution. Our on-premises Unified Communications ("UC") solutions, IP Office for midmarket clients and Avaya Aura for enterprise clients continue to deliver high reliability and functionality that is preferred in a variety of situations, including specific verticals, or where connectivity may be an issue.
Services
Complementing our product and solutions portfolio is an award-winning global services portfolio, delivered by Avaya and our extensive partner ecosystem. Within our services portfolio, we utilize a variety of formal survey and customer feedback mechanisms to drive continuous improvement and streamlined process automation, with a focus on constantly increasing our value to customers. Our innovative offerings provide solutions for new clients who want to directly utilize our cloud solutions, support for clients who have the need for hybrid cloud solutions that maximize the value their on-premises systems can deliver, and flexible migration paths for our premises-based customers. This is delivered and supported by:
•Professional Services enable our customers to take full advantage of their IT and communications solution investments to drive measurable business results. Avaya has repositioned its professional services organization to focus on go-forward customer needs. The new Avaya Customer Experience Service ("ACES") brings our depth of experience as our experts partner with customers and guide them along each step of the solution lifecycle to deliver services that add value and drive business transformation — including journey to cloud consulting services. The role of professional services organizations changes in a cloud world, moving from implementations to cloud migration. ACES takes a client-led approach to bring the expertise and practice areas that help clients define the choices and pace for their journey, based on their priorities for experiences and outcomes. Importantly, organizations can bring forward the customizations they have built over the years and add new value with AI and cloud capabilities. Most of our professional services revenue is non-recurring in nature.
•Enterprise Cloud and Managed Services enable customers to take advantage of our technology via the cloud, on-premises solutions or a hybrid of both, depending on the system and the needs of the customer. Avaya focuses on customer performance and growth, encompassing software releases, operating customer cloud, premise or hybrid-based communication systems and helping customers migrate to next-generation business communications environments. Most of our enterprise cloud and managed services revenue in fiscal 2022 was recurring in nature and based on multi-year services contracts.
•Global Support Services help businesses protect their technology investments and address the risk of business-impacting outages. Understanding that agility and high availability are critical to maintain or gain competitive advantage, we facilitate those capabilities through proactive problem prevention, rapid resolution, continual solution optimization, and we increasingly leverage automation to onboard and manage a customer’s communications infrastructure, for faster, more effective deployments from proof of concept to production, and ever-increasing automation. Our subscription offering sets a foundation for continually evolving the customer experience by providing access to future capabilities and solution enhancements. Most of our global support services revenue is recurring in nature.
Through our comprehensive services, we support our customers' ability to fully leverage our technology and maximize their business results. Our solutions drive employee productivity improvements and a differentiated customer experience.
Our services teams help our customers maximize their ability to benefit from Avaya's next-generation communications solutions. Customers can choose the level of support best suited for their needs, aligned with deployment, monitoring, solution management, optimization and more. Our enhanced performance monitoring, coupled with a continuous focus on automation, allows us to quickly identify and remediate issues to avoid business impact.
Recent Developments
As previously disclosed, on February 14, 2023 (the “Petition Date”), Avaya Holdings and certain of its direct and indirect subsidiaries (the “Debtors”) entered into a Restructuring Support Agreement (the “RSA”) with certain of its creditors and RingCentral which contemplated the Plan.
On the Petition Date, the Debtors commenced the Chapter 11 Cases in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Chapter 11 Cases were jointly administered under the caption In re Avaya Inc., et al., case number 23-90088.
The Bankruptcy Court confirmed the Plan on March 22, 2023 and the Debtors satisfied all conditions required for Plan effectiveness and emerged from the Chapter 11 Cases on May 1, 2023.
Upon Emergence, the Debtors reduced their total debt by more than 75%, and increased their liquidity position to over $650 million.
See Note 1, “Background and Basis of Presentation,” Note 7, "Financing Arrangements," and Note 19, "Subsequent Events," to our unaudited Condensed Consolidated Financial Statements for additional information on the Chapter 11 Cases as well as:
▪the Board and Audit Committee Investigations;
▪the Chapter 11 Filing;
▪the Restructuring Support Agreement;
▪the Automatic Stay;
▪the Plan;
▪the Debtor in Possession Financing and Exit Financing;
▪the NYSE Delisting; and
▪the Emergence from Voluntary Reorganization under Chapter 11 of the Bankruptcy Code.
Cost-Cutting Initiative
Since July 2022, the Company has initiated a number of cost-cutting measures that are expected to primarily impact the Company’s overall selling, general and administrative expenses, as well as discretionary spending, including but not limited to reductions in force with respect to employees globally aimed at aligning the size of the Company’s workforce with the Company’s operational strategy and cost structure. As a result of these cost-cutting actions, the Company expects to generate more than $500 million in annual cost reductions. The Company has commenced these actions which began to yield quantifiable savings in the first quarter of fiscal 2023 and are expected to be completed in fiscal 2024.
OneCloud Business Updates
During the first quarter of fiscal 2022, the Company executed a OneCloud arrangement for a large global financial institution with an estimated total contract value at that time in excess of $400 million over a term of up to 7 years. The contract was subsequently canceled during the fourth quarter of fiscal 2022. As a result, in the fourth quarter of fiscal 2022 the Company recognized revenue of $14 million and expenses of $22 million, which includes impairment of fixed assets, acceleration of previously deferred costs and other third party costs, associated with this arrangement.
Factors and Trends Affecting Our Results of Operations
There are several trends and uncertainties affecting our business. Most importantly, we are dependent on general economic conditions, the willingness of our customers to invest in technology and the manner in which our customers procure such technology and services.
Industry Trends
Cloud Growth and Migration:
•Growth in cloud-based technologies continues as businesses focus on digital transformation projects. This expansion of cloud delivery of software applications and management of varied devices in turn leads to an increasing demand for reliability and security.
•Even with the growing contact center market conversion to cloud, on-premises solutions remain a meaningful share of the market, estimated at ~48% in 2026.

•While companies seek innovation, they also want to avoid disruption. The ability to add modular innovation over the top of existing systems can drive significant value, enabling them to transform in a phased approach. This preference for a hybrid approach that mitigates risk favors vendors that have a large install base of customers with dependable technology in place.
•With the increasing overlap between CC and UCC, driven by customer workflows and the need to bring the back office into the frontline of the company, platforms that deliver integrated CCaaS and UCaaS are the foundation of next-generation business communications solutions. A converged, integrated offering for next-generation communications capabilities delivered across a host of mobile devices, and multiple communication and customer service channels bridges what has typically been siloed CC and UCC applications into one powerful tool.
Hybrid/Distributed Workforce:
•A clear priority is the business need to support individuals' expectations for flexible, multi-channel communications and remote and hybrid work styles that have arisen out of the COVID-19 pandemic. The global pandemic altered the way employees and end customers interact and engage, resulting in broad impacts to the ways businesses approach their internal and customer-facing communications planning and platforms.
•Evolving hybrid work environments highlight the need for organizations to ensure consistent collaboration experiences in unpredictable situations, regardless of workers' locations or time zones. Avaya solutions are well positioned to enable this work from anywhere approach while maintaining security, reliability and scalability requirements.
•Businesses plan to modify their use of office space to accommodate hybrid and remote work. Modifications will include space reduction, implementing hot-desking and hoteling solutions and equipping shared spaces and meeting rooms for video conferencing with remote participants. Video conferencing and collaboration solutions are an integral part of the changing office environment.
The Rise of Artificial Intelligence:
•Automation through AI solutions is driving improved customer and employee experiences. Conversational AI infused in contact center solutions will improve operational efficiencies and customer experiences leading to accelerated contact center platform replacements. AI enhancements also improve the meeting and collaboration experience between in-person and remote meeting participants. Video applications are increasingly being infused with virtual assistants, smart transcription and translation, and facial recognition.
•Extreme automation is fueling simplicity. Although the enabling technologies in our sector are becoming more complex, their use in contact center applications is driving increased simplicity for organizations and their employees. Simplicity in operations, engagement, customer intelligence and customer experience form the root of the innovation happening in our space.
Growth of the Experience Economy:
•The experience economy continues to grow. The experience economy is based on the concept that experience is a key source of value — it is a differentiator that creates a competitive advantage for products and services. As consumers embrace new technologies and devices in creative ways and at an accelerating pace, Avaya is continuing to invest in AI-powered solutions delivered through cloud and subscription models to create "experiences that matter" for customers, employees and agents. This increased adoption and deployment of AI is providing significant new opportunities for enhanced CC and UCC solutions that improve the customer experience and transform the digital workplace communications and workflows.
Russia/Ukraine Conflict
The military operation launched by Russia against Ukraine created economic and security concerns that have had and will likely continue to have an impact on regional and global economies and, in turn, our business. Sanctions and other retaliatory measures against Russia have been taken, and could be taken in the future, by the U.S., EU (as defined herein) and other jurisdictions which severely limit our ability to conduct commercial activities with Russian companies, organizations and individuals on the U.S.'s List of Specially Designated Nationals, some of which are Avaya customers. Under current restrictions we cannot provide certain services to customers in Russia, and as a result, as we comply with all applicable sanctions, we are unable to fulfill certain of our existing contractual obligations to customers in Russia, nor can we commence new maintenance and support arrangements in Russia. The conflict and related retaliatory measures have had, and will continue to have, a negative effect on revenue in Russia for the foreseeable future. Revenue from Russia during the nine months ended June 30, 2022 was $37 million, compared to revenue of $43 million during the nine months ended June 30, 2021. Prolonged hostilities could exacerbate the overall effects of the conflict on our Company, both in Russia and in other markets where we do business.
Effects of Inflation

The Company’s operations expose it to the effects of inflation. Inflation has become a significant factor in the world economy post-pandemic and has led to an increased interest rate environment as well as inflationary pressures on the Company’s operations, including but not limited to increased labor and finance costs.
Financial Results Summary
The following table displays our consolidated net (loss) income for the three and nine months ended June 30, 2022 and 2021:

	Three months ended June 30,		Nine months ended June 30,
(In millions)	2022	2021	2022	2021
REVENUE
Products	$160	$254	$614	$746
Services	406	478	1,381	1,467
	566	732	1,995	2,213
COSTS
Products:
Costs	89	98	319	295
Amortization of technology intangible assets	35	43	112	129
Services	191	184	573	554
	315	325	1,004	978
GROSS PROFIT	251	407	991	1,235
OPERATING EXPENSES
Selling, general and administrative	236	266	743	785
Research and development	52	55	173	167
Amortization of intangible assets	39	40	119	119
Impairment charges	1,596	—	1,596	—
Restructuring charges, net	12	5	22	17
	1,935	366	2,653	1,088
OPERATING (LOSS) INCOME	(1,684)	41	(1,662)	147
Interest expense	(54)	(54)	(162)	(169)
Other income, net	14	10	38	11
LOSS BEFORE INCOME TAXES	(1,724)	(3)	(1,786)	(11)
(Provision for) benefit from income taxes	(42)	46	(47)	(8)
NET (LOSS) INCOME	$(1,766)	$43	$(1,833)	$(19)

Three months ended June 30, 2022 compared with the Three months ended June 30, 2021
Revenue
Revenue for the three months ended June 30, 2022 was $566 million compared to $732 million for the three months ended June 30, 2021. The decrease was primarily driven by the cumulative effect of the continuing shift away from on-premise product solutions, and the associated hardware maintenance, software support services and professional services, to subscription and cloud-based solutions, lower revenue from hardware products, the negative impact from various sanctions and other retaliatory measures against Russia resulting from the Russia/Ukraine conflict, and the unfavorable impact of foreign currency exchange rates. The decrease was partially offset by higher revenue from the Company's subscription and cloud offerings and the fulfillment of certain obligations related to a government contract in the current period. Although revenue from the subscription and cloud offerings continued to grow year-over-year, the increase was not sufficient to offset declines in revenue from on-premise product solutions and the associated maintenance, software support services and professional services. This was caused by a deceleration in the growth of the Company’s subscription revenue beginning in the third quarter of fiscal 2022 due to weakening customer purchasing trends, including shorter contract durations and slower pace of customer migrations to the subscription and cloud offerings.

The following table displays revenue and the percentage of revenue to total sales by operating segment for the periods indicated:

			Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
	Three months ended June 30,		Three months ended June 30,
(In millions)	2022	2021	2022	2021
Products & Solutions	$160	$254	28%	35%	(37)%	(35)%
Services	406	478	72%	65%	(15)%	(13)%
Total revenue	$566	$732	100%	100%	(23)%	(21)%
Products & Solutions revenue for the three months ended June 30, 2022 was $160 million compared to $254 million for the three months ended June 30, 2021. The decrease was primarily driven by the continuing shift away from on-premise product solutions to subscription and cloud-based solutions, lower revenue from hardware products, and the unfavorable impact of foreign currency exchange rates.
Services revenue for the three months ended June 30, 2022 was $406 million compared to $478 million for the three months ended June 30, 2021. The decrease was primarily driven by anticipated declines in hardware maintenance, software support services and professional services which continue to face headwinds driven by the cumulative effect of the continuing shift away from on-premise product solutions to subscription and cloud-based solutions, and the unfavorable impact of foreign currency exchange rates, partially offset by higher revenue from the Company's subscription and cloud offerings, and the fulfillment of certain obligations related to a government contract in the current period. Although revenue from the subscription and cloud offering continued to grow year-over-year, the increase was not sufficient to offset declines in revenue from maintenance, software support services and professional services. This was caused by a deceleration in the growth of the Company’s subscription revenue beginning in the third quarter of fiscal 2022 due to weakening customer purchasing trends, including shorter contract durations and slower pace of customer migrations to the subscription and cloud offerings.
The following table displays revenue and the percentage of revenue to total sales by location for the periods indicated:

			Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
	Three months ended June 30,		Three months ended June 30,
(In millions)	2022	2021	2022	2021
U.S.	$310	$418	55%	57%	(26)%	(26)%
International:
Europe, Middle East and Africa	143	181	25%	25%	(21)%	(16)%
Asia Pacific	63	72	11%	10%	(13)%	(10)%
Americas International - Canada and Latin America	50	61	9%	8%	(18)%	(15)%
Total international	256	314	45%	43%	(18)%	(15)%
Total revenue	$566	$732	100%	100%	(23)%	(21)%
Revenue in the U.S. was $310 million for the three months ended June 30, 2022 compared to $418 million for the three months ended June 30, 2021. The decrease in the U.S. was primarily driven by the continuing shift away from on-premise product solutions and the associated hardware maintenance, software support services and professional services, and lower revenue from hardware products, partially offset by the fulfillment of certain obligations related to a government contract in the current period.
Revenue in Europe, Middle East and Africa ("EMEA") for the three months ended June 30, 2022 was $143 million compared to $181 million for the three months ended June 30, 2021. The decrease in EMEA was mainly driven by the continuing shift away from on-premise product solutions and the associated hardware maintenance, software support services and professional services, the negative impact from various sanctions and other retaliatory measures against Russia resulting from the Russia/Ukraine conflict, and the unfavorable impact of foreign currency exchange rates, partially offset by higher revenue from the Company's subscription and cloud offerings.
Revenue in Asia Pacific ("APAC") for the three months ended June 30, 2022 was $63 million compared to $72 million for the three months ended June 30, 2021. The decrease in APAC revenue was mainly driven by the continuing shift away from on-premise product solutions and the associated hardware maintenance and software support services, and the unfavorable impact of foreign currency exchange rates, partially offset by higher revenue from the Company's subscription and cloud offerings.

Revenue in Americas International for the three months ended June 30, 2022 was $50 million compared to $61 million for the three months ended June 30, 2021. The decrease in Americas International revenue was primarily driven by the continuing shift away from on-premise product solutions and the associated hardware maintenance and software support services, and the unfavorable impact of foreign currency exchange rates, partially offset by higher revenue from the Company's subscription and cloud offerings.
As noted above, the Company observed weakening customer purchasing trends, including shorter contract durations and slower pace of customer migrations to the subscription and cloud offerings which negatively impacted the revenue.
Gross Profit
The following table sets forth gross profit and gross margin by operating segment for the periods indicated:

			Gross Margin		Change
	Three months ended June 30,		Three months ended June 30,
(In millions)	2022	2021	2022	2021	Amount	Percent
Products & Solutions	$71	$156	44.4%	61.4%	$(85)	(54)%
Services	215	294	53.0%	61.5%	(79)	(27)%
Unallocated amounts	(35)	(43)	(1)	(1)	8	(1)
Total	$251	$407	44.3%	55.6%	$(156)	(38)%
(1)Not meaningful.
Products & Solutions gross profit for the three months ended June 30, 2022 was $71 million compared to $156 million for the three months ended June 30, 2021. Products & Solutions gross margin decreased from 61.4% for the three months ended June 30, 2021 to 44.4% for the three months ended June 30, 2022. The decrease in margin was attributable to a less favorable product mix including a higher proportion of revenue from hardware and third-party software as the consumption of higher margin software continues to shift to a subscription model, which is reflected within our Services segment.
Services gross profit for the three months ended June 30, 2022 was $215 million compared to $294 million for the three months ended June 30, 2021. Services gross margin decreased from 61.5% for the three months ended June 30, 2021 to 53.0% for the three months ended June 30, 2022. The decrease in margin was mainly driven by the cumulative effect of the anticipated decline in higher margin software support services and an increase in costs associated with a higher mix of cloud and partner offerings, partially offset by the increase in revenue from the Company's subscription and cloud offerings. The increase was not sufficient to offset declines in revenue from maintenance, software support services and professional services due to a deceleration in the growth of the Company’s subscription revenue beginning in the third quarter of fiscal 2022. The deceleration was the result of weakening customer purchasing trends, including shorter contract durations and slower pace of customer migrations to the subscription and cloud offerings.
Unallocated amounts for the three months ended June 30, 2022 and 2021 represent the amortization of technology intangible assets which is excluded from segment gross profit.
Operating Expenses
The following table sets forth operating expenses and the percentage of operating expenses to total revenue for the periods indicated:

			Percentage of Total Revenue		Change
	Three months ended June 30,		Three months ended June 30,
(In millions)	2022	2021	2022	2021	Amount	Percent
Selling, general and administrative	$236	$266	41.7%	36.3%	$(30)	(11)%
Research and development	52	55	9.2%	7.5%	(3)	(5)%
Amortization of intangible assets	39	40	6.9%	5.5%	(1)	(3)%
Impairment charges	1,596	—	282.0%	—%	1,596	n/a
Restructuring charges, net	12	5	2.1%	0.7%	7	140%
Total operating expenses	$1,935	$366	341.9%	50.0%	$1,569	429%
Selling, general and administrative expenses for the three months ended June 30, 2022 were $236 million compared to $266 million for the three months ended June 30, 2021. The decrease was primarily attributable to lower channel compensation, lower employee compensation expenses, and the favorable impact of foreign currency exchange rates, lower advertising expenses, and lower facility related costs, partially offset by advisory fees in the current period to assist in the assessment of strategic and financial alternatives to improve the Company's capital structure, higher travel spend, higher costs associated with legal matters, and higher credit loss expenses primarily associated with customers in Russia.
Research and development expenses for the three months ended June 30, 2022 were $52 million compared to $55 million for the three months ended June 30, 2021. The decrease was primarily attributable to lower third party costs.
Amortization of intangible assets for three months ended June 30, 2022 were $39 million compared to $40 million for three months ended June 30, 2021.
Impairment charges for three months ended June 30, 2022 were $1,596 million. The Company concluded that a triggering event occurred during the three months ended June 30, 2022 primarily due to (i) a sustained decrease in the market value of the Company's debt and common stock and (ii) a significant decline in revenues during the third quarter, which represented substantially lower revenues than our expectations. As a result, the Company performed interim quantitative goodwill and indefinite-lived intangible asset impairment tests as of June 30, 2022. The results of the Company’s impairment tests indicated that the carrying amount of the Company's indefinite-lived intangible asset, the Avaya Trade Name, and the Company's Services reporting unit (to which all the Company's goodwill is assigned) exceeded their estimated fair values primarily due to a reduction in the Company's outlook to reflect the observed earnings shortfall, described in more detail above, and an increase in the discount rate to reflect increased risk from higher market uncertainty. As a result, the Company recorded an indefinite-lived intangible asset impairment charge of $114 million and a goodwill impairment charge of $1,471 million during the three months ended June 30, 2022. The Company also recorded fixed asset impairment charges of $11 million mainly related to projects that were discontinued.
Restructuring charges, net were $12 million for the three months ended June 30, 2022 compared to $5 million for the three months ended June 30, 2021. Restructuring charges during the three months ended June 30, 2022 consisted of $9 million for facility exit costs as the Company continues to optimize its real-estate footprint and $3 million for employee separation actions primarily in the U.S. and EMEA. Restructuring charges for the three months ended June 30, 2021 consisted of $1 million for facility exit costs and $4 million for employee separation actions primarily in the U.S. and EMEA. The Company anticipates additional restructuring charges in the fourth quarter of fiscal 2022 and in fiscal 2023 in connection with the cost-cutting actions described above.
Operating (Loss) Income
Operating loss for the three months ended June 30, 2022 was $1,684 million compared to operating income of $41 million for the three months ended June 30, 2021. Our operating results for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 reflect, among other things, the following items which are described in more detail above:
•lower revenue and gross profit for the three months ended June 30, 2022; and
•impairment charges of $1,596 million related to the Company's goodwill and indefinite-lived intangible asset, the Avaya Trade Name, during the three months ended June 30, 2022, with no comparable charges during the prior period, partially offset by
•lower selling, general and administrative costs for the three months ended June 30, 2022.
Interest Expense
Interest expense was $54 million for both the three months ended June 30, 2022 and 2021. Interest expense was flat year over year as the Company maintained interest rate swap agreements with a net notional amount equal to the variable rate loans outstanding during each period.
We expect a significant decrease in our interest expense as a result of our capital structure post-Emergence. See Note 19, "Subsequent Events," to our unaudited interim Condensed Consolidated Financial Statements.
Other Income, Net
Other income, net for the three months ended June 30, 2022 was $14 million compared to $10 million for the three months ended June 30, 2021. The increase was mainly driven by the change in fair value of the 2017 Emergence Date Warrants and interest income during the current period.
(Provision for) Benefit from Income Taxes
The provision for income taxes was $42 million for the three months ended June 30, 2022 compared to a benefit from income taxes of $46 million for the three months ended June 30, 2021.
The Company's effective income tax rate for the three months ended June 30, 2022 differed from the U.S. federal tax rate by 23% or $404 million principally related to the nondeductible goodwill impairment charge recorded in the third quarter of fiscal

2022 and deferred taxes (including losses) generated for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized.
The Company's effective income tax rate for the three months ended June 30, 2021 differed from the U.S. federal tax rate by 1,512% or $45 million principally related to nondeductible expenses, including expenses related to the change in fair value of the 2017 Emergence Date Warrants, and deferred taxes (including losses) for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized.
Net (Loss) Income
Net loss was $1,766 million for the three months ended June 30, 2022 compared to a net income of $43 million for the three months ended June 30, 2021 as a result of the items discussed above.
Nine months ended June 30, 2022 compared with the Nine months ended June 30, 2021
Revenue
Revenue for the nine months ended June 30, 2022 was $1,995 million compared to $2,213 million for the nine months ended June 30, 2021. The decrease was primarily driven by the cumulative effect of the continuing shift away from on-premise product solutions, and the associated hardware maintenance, software support services and professional services, to subscription and cloud-based solutions, and the unfavorable impact of foreign exchange rates. The decrease was partially offset by higher revenue from the Company's subscription and cloud offerings, a significant perpetual license sale with a government agency in the current period, and higher cloud revenue. Although revenue from the subscription and cloud offerings continued to grow year-over-year, the increase was not sufficient to offset declines in revenue from on-premise product solutions and the associated maintenance, software support services and professional services. This was caused by a deceleration in the growth of the Company’s subscription revenue beginning in the third quarter of fiscal 2022 due to weakening customer purchasing trends, including shorter contract durations and slower pace of customer migrations to the subscription and cloud offerings.
The following table displays revenue and the percentage of revenue to total sales by operating segment for the periods indicated:

			Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
	Nine months ended June 30,		Nine months ended June 30,
(In millions)	2022	2021	2022	2021
Products & Solutions	$614	$746	31%	34%	(18)%	(16)%
Services	1,381	1,468	69%	66%	(6)%	(5)%
Unallocated amounts	—	(1)	—%	—%	(1)	(1)
Total revenue	$1,995	$2,213	100%	100%	(10)%	(9)%
(1)Not meaningful.
Products & Solutions revenue for the nine months ended June 30, 2022 was $614 million compared to $746 million for the nine months ended June 30, 2021. The decrease was primarily attributable to the continuing shift away from on-premise product solutions to subscription and cloud-based solutions, partially offset by a significant perpetual license sale with a government agency in the current period.
Services revenue for the nine months ended June 30, 2022 was $1,381 million compared to $1,468 million for the nine months ended June 30, 2021. The decrease was primarily driven by anticipated declines in hardware maintenance, software support services and professional services which continue to face headwinds driven by the cumulative effect of the continuing shift away from on-premise product solutions to subscription and cloud-based solutions, and the unfavorable impact of foreign currency exchange rates, partially offset by higher revenue from the Company's subscription and cloud portfolio including the subscription hybrid offering and the fulfillment of certain obligations related to a government contract in the current period. Although revenue from the subscription and cloud offerings continued to grow year-over-year, the increase was not sufficient to offset declines in revenue from maintenance, software support services and professional services. This was caused by a deceleration in the growth of the Company’s subscription revenue beginning in the third quarter of fiscal 2022 due to weakening customer purchasing trends, including shorter contract durations and slower pace of customer migrations to the subscription and cloud offerings.
Unallocated amounts for the nine months ended June 30, 2021 represent the fair value adjustment to deferred revenue recognized upon emergence from bankruptcy in December 2017 which is excluded from segment revenue.

The following table displays revenue and the percentage of revenue to total sales by location for the periods indicated:

			Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
	Nine months ended June 30,		Nine months ended June 30,
(In millions)	2022	2021	2022	2021
U.S.	$1,107	$1,245	55%	56%	(11)%	(11)%
International:
Europe, Middle East and Africa	510	563	26%	26%	(9)%	(6)%
Asia Pacific	211	224	11%	10%	(6)%	(4)%
Americas International - Canada and Latin America	167	181	8%	8%	(8)%	(7)%
Total international	888	968	45%	44%	(8)%	(6)%
Total revenue	$1,995	$2,213	100%	100%	(10)%	(9)%
Revenue in the U.S. was $1,107 million for the nine months ended June 30, 2022 compared to $1,245 million for the nine months ended June 30, 2021. The decrease in the U.S. was driven by the continuing shift away from on-premise product solutions and the associated hardware maintenance, software support services and professional services, partially offset by higher revenue from the Company's subscription and cloud portfolio, the fulfillment of certain obligations related to a government contract, including a significant perpetual license sale in the current period, and higher revenue from hardware products.
Revenue in Europe, Middle East and Africa ("EMEA") for the nine months ended June 30, 2022 was $510 million compared to $563 million for the nine months ended June 30, 2021. The decrease in EMEA was mainly driven by the continuing shift away from on-premise product solutions and the associated hardware maintenance and software support services, the unfavorable impact of foreign currency exchange rates, and the negative impact from various sanctions and other retaliatory measures against Russia resulting from the Russia/Ukraine conflict, partially offset by higher revenue from the Company's subscription and cloud offering.
Revenue in Asia Pacific ("APAC") for the nine months ended June 30, 2022 was $211 million compared to $224 million for the nine months ended June 30, 2021. The decrease in APAC revenue was mainly driven by the continuing shift away from on-premise product solutions and the associated hardware maintenance and software support services and the unfavorable impact of foreign currency exchange rates, partially offset by higher revenue from the Company's subscription and cloud offering.
Revenue in Americas International for the nine months ended June 30, 2022 was $167 million compared to $181 million for the nine months ended June 30, 2021. The decrease in Americas International revenue was primarily driven by the continuing shift away from on-premise product solutions and the associated hardware maintenance and software support services, and lower revenue from professional services, partially offset by higher revenue from the Company's subscription and cloud offering.
As noted above, the Company observed weakening customer purchasing trends, including shorter contract durations and slower pace of customer migrations to the subscription and cloud offerings, which negatively impacted the revenue.
Gross Profit
The following table sets forth gross profit and gross margin by operating segment for the periods indicated:

			Gross Margin		Change
	Nine months ended June 30,		Nine months ended June 30,
(In millions)	2022	2021	2022	2021	Amount	Percent
Products & Solutions	$295	$451	48.0%	60.5%	$(156)	(35)%
Services	808	914	58.5%	62.3%	(106)	(12)%
Unallocated amounts	(112)	(130)	(1)	(1)	18	(1)
Total	$991	$1,235	49.7%	55.8%	$(244)	(20)%
(1)Not meaningful.
Products & Solutions gross profit for the nine months ended June 30, 2022 was $295 million compared to $451 million for the nine months ended June 30, 2021. Products & Solutions gross margin decreased from 60.5% for the nine months ended June 30, 2021 to 48.0% for the nine months ended June 30, 2022. The decrease in margin was mainly driven by a less favorable product mix including a higher proportion of hardware sales and third-party software sales as the consumption of higher margin software continues to shift to a subscription model, which is reflected within our Services segment, and higher third party expenses including costs associated with the perpetual license sale to a government agency.
Services gross profit for the nine months ended June 30, 2022 was $808 million compared to $914 million for the nine months ended June 30, 2021. Services gross margin decreased from 62.3% for the nine months ended June 30, 2021 to 58.5% for the nine months ended June 30, 2022. The decrease in margin was mainly driven by the anticipated decline in higher margin software support services, and an increase in costs associated with a higher mix of cloud and partner offerings, partially offset by the increase in revenue from the Company's subscription and cloud offering. The increase was not sufficient to offset declines in revenue from maintenance, software support services and professional services due to a deceleration in the growth of the Company’s subscription revenue beginning in the third quarter of fiscal 2022. The deceleration was the result of weakening customer purchasing trends, including shorter contract durations and slower pace of customer migrations to the subscription and cloud offerings.
Unallocated amounts for the nine months ended June 30, 2022 and 2021 include the amortization of technology intangible assets and fair value adjustments recognized upon emergence from bankruptcy which are excluded from segment gross profit.
Operating Expenses
The following table sets forth operating expenses and the percentage of operating expenses to total revenue for the periods indicated:

			Percentage of Total Revenue		Change
	Nine months ended June 30,		Nine months ended June 30,
(In millions)	2022	2021	2022	2021	Amount	Percent
Selling, general and administrative	$743	$785	37.2%	35.5%	$(42)	(5)%
Research and development	173	167	8.7%	7.5%	6	4%
Amortization of intangible assets	119	119	6.0%	5.4%	—	—%
Impairment charges	1,596	—	80.0%	—%	1,596	n/a
Restructuring charges, net	22	17	1.1%	0.8%	5	29%
Total operating expenses	$2,653	$1,088	133.0%	49.2%	$1,565	144%
Selling, general and administrative expenses for the nine months ended June 30, 2022 were $743 million compared to $785 million for the nine months ended June 30, 2021. The decrease was primarily attributable to lower channel compensation, lower employee compensation expenses, the favorable impact of foreign currency exchange rates, and lower facility related costs, partially offset by higher costs associated with legal matters, higher advisory fees in the current period to assist in the assessment of strategic and financial alternatives to improve the Company's capital structure, higher credit loss expenses primarily associated with customers in Russia, higher travel expenses, and higher investment in cloud go-to-market.
Research and development expenses for the nine months ended June 30, 2022 were $173 million compared to $167 million for the nine months ended June 30, 2021. The increase was primarily attributable to investments in cloud technology development, partially offset by lower accrued incentive compensation, and the favorable impact of foreign currency exchange rates.
Amortization of intangible assets was $119 million for both the nine months ended June 30, 2022 and 2021.
Impairment charges for the nine months ended June 30, 2022 were $1,596 million. The Company concluded that a triggering event occurred during the three months ended June 30, 2022 primarily due to (i) a sustained decrease in the market value of the Company's debt and common stock and (ii) a significant decline in revenues during the third quarter, which represented substantially lower revenues than our expectations. As a result, the Company performed interim quantitative goodwill and indefinite-lived intangible asset impairment tests as of June 30, 2022. The results of the Company’s impairment tests indicated that the carrying amount of the Company's indefinite-lived intangible asset, the Avaya Trade Name, and the Company's Services reporting unit (to which all the Company's goodwill is assigned) exceeded their estimated fair values primarily due to a reduction in the Company's outlook to reflect the observed earnings shortfall, described in more detail above, and an increase in the discount rate to reflect increased risk from higher market uncertainty. As a result, the Company recorded an indefinite-lived intangible asset impairment charge of $114 million and a goodwill impairment charge of $1,471 million during the three months ended June 30, 2022. The Company also recorded fixed asset impairment charges of $11 million mainly related to projects that were discontinued.
Restructuring charges, net were $22 million for the nine months ended June 30, 2022 compared to $17 million for the nine months ended June 30, 2021. Restructuring charges during the nine months ended June 30, 2022 consisted of $15 million for facility exit costs as the Company optimizes its real-estate footprint and $7 million for employee separation actions primarily in the U.S. and EMEA. Restructuring charges for the nine months ended June 30, 2021 consisted of $11 million for facility exit costs and $6 million for employee separation actions in the U.S and EMEA. The Company anticipates additional restructuring charges in the fourth quarter of fiscal 2022 and in fiscal 2023 in connection with the cost-cutting actions described above.
Operating (Loss) Income
Operating loss for the nine months ended June 30, 2022 was $1,662 million compared to operating income of $147 million for the nine months ended June 30, 2021. Our operating results for the nine months ended June 30, 2022 as compared to the nine months ended June 30, 2021 reflect, among other things, the following items which are described in more detail above:
•lower revenue and gross profit for the nine months ended June 30, 2022; and
•impairment charges of $1,596 million related to the Company's goodwill and indefinite-lived intangible asset, the Avaya Trade Name, during the nine months ended June 30, 2022 with no comparable charges in the prior period, partially offset by
•lower selling, general and administrative costs for the nine months ended June 30, 2022
Interest Expense
Interest expense for the nine months ended June 30, 2022 was $162 million compared to $169 million for the nine months ended June 30, 2021. The decrease was mainly driven by lower average principal amounts outstanding and debt issuance costs incurred in the prior period as a result of the Company's Term Loan Credit Agreement amendment during the nine months ended June 30, 2021, described in Note 7, “Financing Arrangements,” to our unaudited interim Condensed Consolidated Financial Statements.
We expect a significant decrease in our interest expense as a result of our capital structure post-Emergence. See Note 19, "Subsequent Events," to our unaudited interim Condensed Consolidated Financial Statements.
Other Income, Net
Other income, net for the nine months ended June 30, 2022 was $38 million compared to $11 million for the nine months ended June 30, 2021. The increase was mainly driven by the change in fair value of the 2017 Emergence Date Warrants, partially offset by a non-cash settlement gain recorded during the nine months ended June 30, 2021 related to the Company's other post-retirement plan.
Provision for Income Taxes
The provision for income taxes was $47 million for the nine months ended June 30, 2022 compared to $8 million for the nine months ended June 30, 2021.
The Company's effective income tax rate for the nine months ended June 30, 2022 differed from the U.S. federal tax rate by 24% or $422 million principally related to the nondeductible goodwill impairment charge recorded in the third quarter of fiscal 2022 and deferred taxes (including losses) generated for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized.
The Company's effective income tax rate for the nine months ended June 30, 2021 differed from the U.S. federal tax rate by 94% or $10 million principally related to nondeductible expenses, including expenses related to the change in fair value of the 2017 Emergence Date Warrants, and deferred taxes (including losses) generated for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized.
Net Loss
Net loss was $1,833 million for the nine months ended June 30, 2022 compared to a net loss of $19 million for the nine months ended June 30, 2021 as a result of the items discussed above.
Liquidity and Capital Resources
The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with GAAP. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these Condensed Consolidated Financial Statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.
During the nine months ended June 30, 2022, the Company experienced a significant slowdown in its operations and had operating cash outflows of $198 million. Additionally, prior to the Chapter 11 Cases, the Company had been involved in discussions with its lenders relating to the financing transactions it completed in July 2022 (as described further in Note 7, "Financing Arrangements") and the scheduled June 2023 maturity of the Convertible Notes. In its Form 12b-25 in respect of the Quarterly Report on Form 10-Q for the period ended June 30, 2022 filed with the SEC on August 9, 2022, the Company indicated that in light of the Convertible Notes being characterized as a current liability and the related engagement with advisors to address the Convertible Notes, coupled with the decline in revenues during the third quarter, which represented substantially lower revenues than previous Company expectations, and the negative impact of significant operating losses on the Company’s cash balance, the Company determined that there was substantial doubt about the Company’s ability to continue as a going concern.
The Company has completed certain restructuring actions and is working to complete its remaining restructuring plan as its operating cash flows are expected to remain negative through at least fiscal 2023. The Company may take additional actions, as needed. The Company’s plans are designed to reduce its operating expenses and improve cash flows in line with its forecasted revenues. On the Emergence Date, the Company had approximately $585 million of cash and cash equivalents, and its post-Emergence debt profile was significantly improved (an aggregate principal amount of $810 million compared to $3,364 million at September 30, 2022), reducing its annual interest expense and extending the earliest maturity of its non-revolving long-term debt to 2028. This post-Emergence capital structure, coupled with restructuring actions that the Company executed to reduce its on-going operating expenses, have provided the Company with sufficient working capital to meet its operating cash flow requirements for at least one year from the issuance of these financial statements. Accordingly, as a result of the successful Emergence, the Company has alleviated the substantial doubt that had previously existed regarding the Company's ability to continue as a going concern. The Company's longer term liquidity profile will depend on successfully implementing its strategic plan which includes enhancing its product offerings, successfully partnering with alliance companies and executing on remaining cost reductions.

Cash Flow Activity
The following table provides a summary of the statements of cash flows for the periods indicated:

	Nine months ended June 30,
(In millions)	2022	2021
Net cash (used for) provided by:
Operating activities	$(198)	$35
Investing activities	(80)	(78)
Financing activities	2	(126)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(5)	4
Net decrease in cash, cash equivalents, and restricted cash	(281)	(165)
Cash, cash equivalents, and restricted cash at beginning of period	502	731
Cash, cash equivalents, and restricted cash at end of period	$221	$566
Operating Activities
Cash used for operating activities for the nine months ended June 30, 2022 was $198 million compared to cash provided by operating activities of $35 million for the nine months ended June 30, 2021. The change was primarily due to the timing of customer cash payments as the Company continues its transition to a cloud and subscription model, higher contributions to the Company's pension and post-retirement benefit plans and lower cash earnings, partially offset by $52 million of net proceeds received from the restructuring of the Company's Forward Swap Agreements described in Note 8, "Derivative Instruments and Hedging Activities," to our unaudited interim Condensed Consolidated Financial Statements.
Investing Activities
Cash used for investing activities for the nine months ended June 30, 2022 was $80 million compared to $78 million for the nine months ended June 30, 2021 as a result of capital expenditures in each period.
Financing Activities
Cash provided by financing activities for the nine months ended June 30, 2022 was $2 million compared to cash used for financing activities of $126 million for the nine months ended June 30, 2021. The change was primarily due to repurchases of shares of common stock under the Company's share repurchase program and a principal repayment under the Term Loan Credit Agreement during nine months ended June 30, 2021 with no comparable transactions in the current period, offset by lower proceeds from the exercise of stock options during the nine months ended June 30, 2022.
In addition, during the three months ended June 30, 2022, the Company received proceeds from the incremental loans described in Note 19, "Subsequent Events," to our unaudited interim Condensed Consolidated Financial Statements of $10 million in advance of closing, which was recorded within Other current liabilities on the Condensed Consolidated Balance Sheet as of June 30, 2022 and presented as a financing cash inflow within Other financing activities on the Condensed Consolidated Statement of Cash Flows for the nine months ended June 30, 2022.
Financing Arrangements
See Note 1, “Background and Basis of Presentation," Note 7, “Financing Arrangements," and Note 19, "Subsequent Events," to our unaudited interim Condensed Consolidated Financial Statements for additional information regarding the Company’s Pre-Petition Debt Instruments, including the Term Loan Credit Agreement, the ABL Credit Agreement the Senior Notes, the Convertible Notes and the Exchangeable Notes, as well as the DIP Term Loan Facility, the DIP ABL Facility and the effects of the Chapter 11 Cases on the Pre-Petition Debt Instruments.
Future Cash Requirements
Our primary future cash requirements will be to fund operations, debt service, capital expenditures, benefit obligations, restructuring payments and bankruptcy filing stays payments. We may also use cash in the future to make strategic acquisitions or investments.
In connection with the Company’s Emergence, our pre-petition debt was extinguished and we are currently operating under the Exit Term Loan and Exit ABL Loan and our interest expense will adjust in accordance with such facilities. We have no debt maturing in the near term.
In addition, the Company agreed to purchase seats of Avaya Cloud Office ("ACO") in the event certain volumes of ACO sales are not met over the term of its agreement with RingCentral, Inc. ("RingCentral"), which is described further in Note 18,

"Commitments and Contingencies." In the event that the cumulative number of ACO seats sold as of the end of each calendar quarter is lower than the agreed upon threshold for such quarter, the Company will be required to purchase a number of ACO seats equal to such shortfall from RingCentral. Any such ACO seats purchased are subject to certain limitations and must be purchased for a two-year paid term with payments made monthly and pricing that is variable based on sales volumes by jurisdiction, contract size and product tier. The Company may resell such ACO seats to end customers or maintain them for internal use. In the event of any such requirement to purchase ACO seats, the required cash payments to RingCentral could have a significant adverse impact on the Company's financial position, results of operations and operating cash flows. Based on the variable nature of the commitment, the Company is not able to estimate the ultimate future cash flow impact, if any, of these increasing volume commitments.
In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations and proceedings relating to intellectual property, commercial, employment, environmental and regulatory matters, including but not limited to a suit filed by Solaborate Inc. and Solaborate LLC described in Note 18, "Commitments and Contingencies," to our unaudited interim Condensed Consolidated Financial Statements. On February 3, 2023, the Company reached an agreement to settle the lawsuit with Solaborate which will not have a material adverse effect on the Company's future cash requirements or cash flow.
Future Sources of Liquidity
Our existing cash balance and proceeds from the Exit Term Loan and Exit ABL Loan are our primary sources of future liquidity. As a result of the extinguishment of a significant amount of our debt in the Chapter 11 Cases, our annual interest expense was significantly reduced upon Emergence when compared to our pre-petition capital structure.
Both the Exit Term Loan and the Exit ABL Loan include conditions precedent, representations and warranties, affirmative and negative covenants, and events of default customary for financings of this type and size. See Note 7, "Financing Arrangements,” for additional information on the Exit Term Loan and the Exit ABL Loan.
As of June 30, 2022, our cash and cash equivalent balances were $217 million. As of December 31, 2022, our cash and cash equivalent balances were $225 million, which includes unrestricted net proceeds from the July 12, 2022 financings, as well as borrowings under our ABL Credit Agreement. During the first quarter of fiscal 2023, the Company borrowed $90 million and repaid $34 million under the ABL Credit Agreement. During the second quarter of fiscal 2023, the Company repaid the remainder of the ABL Credit Agreement.
As of June 30, 2022 and September 30, 2021, our cash and cash equivalent balances held outside the U.S. were $132 million and $195 million, respectively. As of June 30, 2022, the Company's cash and cash equivalents held outside the U.S. may need to be repatriated to fund the Company's operations in the U.S. based on our expected future sources of liquidity.
At June 30, 2022, the Company had issued and outstanding letters of credit and guarantees of $32 million under the ABL Credit Agreement and had no borrowings outstanding under its ABL Credit Agreement.
Off-Balance Sheet Arrangements
See discussion in Note 18, "Commitments and Contingencies," to our unaudited interim Condensed Consolidated Financial Statements for further details.
Critical Accounting Policies and Estimates
Management has reassessed the critical accounting policies and estimates disclosed in the Company's Annual Report on Form 10-K filed with the SEC on November 22, 2021 and determined that there were no significant changes to our critical accounting policies and estimates during the nine months ended June 30, 2022 except for the changes discussed in more detail below.
Goodwill and Indefinite-lived Intangible Assets
Goodwill is not amortized but is subject to periodic testing for impairment in accordance with GAAP at the reporting unit level. The Company's goodwill is assigned to its Services reporting unit and is subject to impairment testing annually, on July 1st, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.
The quantitative goodwill impairment assessment is conducted by estimating and comparing the fair value of the reporting unit to its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the Company recognizes an impairment loss equal to the amount of the excess, limited to the amount of goodwill assigned to that reporting unit. Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units and the determination of the fair value of the reporting unit. The Company estimates the fair value of the reporting unit using a weighting of fair values derived from an income approach and a market approach.

Under the income approach, the fair value of a reporting unit is estimated using a discounted cash flows model. Future cash flows are based on forward-looking information regarding revenue and costs of the reporting unit and are discounted using an appropriate discount rate. The discounted cash flows model relies on assumptions regarding revenue growth rates, projected earnings (excluding interest and taxes), working capital needs, technology expenses, business restructuring costs and associated savings, capital expenditures, income tax rate, discount rate and terminal growth rate. The discount rate the Company used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in the reporting unit's operations and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of its model, the Company used a terminal value approach. Under this approach, the Company applied a perpetuity growth assumption to determine the terminal value. The Company incorporated the present value of the resulting terminal value into its estimate of fair value. Forecasted cash flows consider current economic conditions and trends, estimated future operating results, the Company’s view of growth rates and anticipated future economic conditions. Revenue growth rates inherent in this forecast are based on input from internal and external market intelligence research sources that compare factors such as growth in global economies, regional industry trends and product evolutions. Macroeconomic factors such as changes in local and/or global economic conditions, changes in interest rates, product evolutions, industry consolidations and other changes beyond the Company’s control could have a positive or negative impact on achieving its targets.
The market approach estimates the fair value of the reporting unit by applying multiples of operating performance measures to the reporting unit's operating performance (the "Guideline Public Company Method"). These multiples are derived from comparable publicly-traded companies with similar investment characteristics to the Services reporting unit. The key estimates and assumptions that are used to determine the fair value under this market approach include current and forward 12-month operating performance results, as applicable, and a selection of the relevant multiples.
During the three months ended June 30, 2022, the Company concluded that a triggering event occurred due to (i) a sustained decrease in the market value of the Company's debt and common stock and (ii) a significant decline in revenues during the third quarter, which represented substantially lower revenues than the Company's expectations. As a result, the Company performed an interim quantitative goodwill impairment test as of June 30, 2022 to compare the fair value of the Services reporting unit to its carrying amount, including the goodwill. Although the Company previously used a weighting of the market approach and income approach in estimating the fair value of its reporting units, the Company did not assign a weighting to the market approach for the interim goodwill impairment assessment as of June 30, 2022 given the limited availability of publicly traded comparable companies that accurately reflect the same economic outlook and risk profile as Avaya, and instead relied solely on the income approach to estimate the fair value of the Services reporting unit as of June 30, 2022.
The result of the Company’s interim goodwill impairment test as of June 30, 2022 indicated that the carrying amount of the Company's Services reporting unit exceeded its estimated fair value primarily due to a reduction in the Company's outlook to reflect the observed earnings shortfall which was caused primarily by a slowdown in the pace and trajectory of customer migration to the Company's subscription hybrid offering and an increase in the discount rate to reflect increased risk from higher market uncertainty. As a result, the Company recorded a goodwill impairment charge of $1,471 million to write down the full carrying amount of the Services goodwill within the Impairment charges line item in the Condensed Consolidated Statements of Operations.

As a result of the goodwill triggering event described above, the Company performed a recoverability test on all of its finite-lived asset groups as of June 30, 2022 before proceeding to the goodwill impairment review and concluded that no impairment charge was necessary. The recoverability test of finite-lived asset assets was based on forecasts of undiscounted cash flows for each asset group. Similar to the goodwill impairment test, the recoverability test for finite-lived assets relies on cash flow models which include assumptions regarding revenue growth rates, projected earnings (excluding interest and taxes), working capital needs, technology expenses, business restructuring costs and associated savings, capital expenditures, and discount rates and terminal growth rates applied to the terminal year. The Company also performed an interim quantitative impairment test for its indefinite-lived intangible asset, the Avaya Trade Name, as of June 30, 2022 to compare the fair value of the Avaya Trade Name to its carrying amount. The fair value of the Avaya Trade Name was estimated using the relief-from-royalty model, a form of the income approach. Under this methodology, the fair value of the trade name was estimated by applying a royalty rate to forecasted net revenues which was then discounted using a risk-adjusted rate of return on capital. The model relies on assumptions regarding revenue growth rates, royalty rate, discount rate and terminal growth rate. Revenue growth rates inherent in the forecast were based on input from internal and external market intelligence research sources that compare factors such as growth in global economies, regional industry trends and product evolutions. The royalty rate was determined using a set of observed market royalty rates. The discount rate the Company used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk and the rate of return an outside investor would expect to earn. To estimate royalty cash flows beyond the final year of its model, the Company used a terminal value approach. Under this approach, the Company applied a perpetuity growth assumption to determine the terminal value. The Company incorporated the present value of the resulting terminal value into its estimate of fair value. The result of the interim impairment test of the Avaya Trade Name as of June 30, 2022 indicated that the carrying amount of the Avaya Trade Name exceeded its estimated fair value primarily due to a reduction in the Company's outlook to reflect the observed revenue decline which was caused primarily by a slowdown in the pace and trajectory of customer migration to the Company's subscription hybrid offering and lower than anticipated on-premise license sales and an increase in the discount rate to reflect increased risk from higher market uncertainty. As a result, the Company recorded an indefinite-lived intangible asset impairment charge of $114 million within the Impairment charges line item in the Condensed Consolidated Statements of Operations, representing the amount by which the carrying amount of the Avaya Trade Name exceeded its fair value. As of June 30, 2022, the remaining carrying amount of the Avaya Trade Name was $219 million.
During the fourth quarter of fiscal 2022, the Company concluded that a triggering event occurred in relation to the Avaya Trade Name primarily due to a revision in the Company's long-term revenue forecast which reflects certain strategic initiatives implemented under the Company's new CEO. As a result of the triggering event, the Company performed an interim quantitative impairment test for the Avaya Trade Name as of September 30, 2022 to compare the fair value of the Avaya Trade Name to its carrying amount using the relief-from-royalty model described above. The result of the interim impairment test of the Avaya Trade Name as of September 30, 2022 indicated that the carrying amount of the Avaya Trade Name exceeded its estimated fair value primarily due to a reduction in the Company's revenue outlook which reflects streamlining of the Company's portfolio offerings as the Company continues to right-size its internal and external cost structure. As a result, the Company recorded an incremental indefinite-lived intangible asset impairment charge of $32 million during the fourth quarter of fiscal 2022.
As announced in a Form 8-K dated December 13, 2022, the Company was unable to reach an out-of-court resolution with certain holders of the Convertible Notes, Senior Notes, Exchangeable Notes, and the Term Loans outstanding under the Term Loan Credit Agreement, regarding one or more potential financings, refinancings, recapitalizations, reorganizations, restructurings, or investment transactions involving the Company. As a result, the Company revised its outlook to reflect the increased likelihood of an insolvency event. The Company concluded that a triggering event had occurred and performed an interim quantitative impairment test for the Avaya Trade Name as of December 31, 2022 to compare the fair value of the Avaya Trade Name to its carrying amount. The result of the interim impairment test of the Avaya Trade Name as of December 31, 2022 indicated that the carrying amount of the Avaya Trade Name exceeded its estimated fair value primarily due to the updated outlook. As a result, the Company recorded an incremental indefinite-lived intangible asset impairment charge of $9 million during the first quarter of fiscal 2023.
Based on the estimates used in the interim impairment test of the Avaya Trade Name as of December 31, 2022, an increase in the discount rate or a decrease in the long-term growth rate of 50 basis points would have resulted in an incremental impairment charge of approximately $7 million and $2 million, respectively.
To the extent that business conditions deteriorate further or if changes in key assumptions and estimates differ significantly from management's expectations, it may be necessary to record additional impairment charges in the future.
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
The reconciliation of net (loss) income, which is a GAAP measure, to EBITDA and Adjusted EBITDA, which are non-GAAP measures, is presented below for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
(In millions)	2022	2021	2022	2021
Net (loss) income	$(1,766)	$43	$(1,833)	$(19)
Interest expense	54	54	162	169
Interest income	(1)	—	(2)	(1)
Provision for (benefit from) income taxes	42	(46)	47	8
Depreciation and amortization	100	105	303	314
EBITDA	(1,571)	156	(1,323)	471
Impact of fresh start accounting adjustments(a)	1	1	1	2
Restructuring charges(b)	11	5	21	15
Advisory fees(c)	8	—	8	—
Acquisition-related costs	—	2	—	2
Share-based compensation	2	14	30	41
Impairment charges(d)	1,596	—	1,596	—
Pension and post-retirement benefit costs	(1)	(1)	(3)	(1)
Gain on post-retirement plan settlement	—	—	—	(14)
Change in fair value of the 2017 emergence date warrants	(1)	—	(9)	27
Legal matters(e)	8	—	8	—
Gain on foreign currency transactions	(6)	(4)	(8)	(3)
Adjusted EBITDA	$47	$173	$321	$540
(a)The impact of fresh start accounting adjustments in connection with the Company's emergence from bankruptcy in 2017.
(b)Restructuring charges represent employee separation costs and facility exit costs (excluding the impact of accelerated depreciation expense) related to the Company's restructuring programs, net of sublease income.

(c)Advisory fees represent costs incurred to assist in the assessment of strategic and financial alternatives to improve the Company's capital structure.
(d)Impairment charges include an indefinite-lived intangible asset impairment charge of $114 million, a goodwill impairment charge of $1,471 million and fixed assets impairment charges of $11 million mainly associated with specific customer and internal projects that were discontinued. See Note 4, "Goodwill and Intangible Assets, net," for additional information.
(e)Resolution of legal matters includes settlements related to certain non-recurring legal matters.

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
The forward-looking statements included herein are based upon our assumptions, estimates and beliefs and involve judgments with respect to, among other things, future economic, competitive and market conditions, the anticipated impact of our previously announced cost-cutting initiatives and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and may be affected by a variety of risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Risks, uncertainties and other factors that may cause these forward-looking statements to be inaccurate include, among others: the effect of Emergence on our business; the sufficiency of the Exit Term Loan Facility and the Exit ABL Facility for our future liquidity needs; our ability to continue implementing operating efficiencies and technical developments; our ability to capitalize on the reorganization and emerge as a stronger and more competitive enterprise; potential adverse effects of the Emergence on the Company's operations, third-party relationships and employee attrition; the impact and timing of any cost-savings measures and related local law requirements in various jurisdictions; the effectiveness of our internal control over financial reporting and disclosure controls and procedures, and the potential for additional material weaknesses in our internal controls over financial reporting or other potential weaknesses of which we are not currently aware or which have not been detected; the impact of litigation and regulatory proceedings; the findings of the Audit Committee’s investigations; the impact of litigation and regulatory proceedings; the impact and timing of any cost-savings measures; and the risks and other factors discussed in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q, as well as Part I, Item 1A "Risk Factors" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the SEC on November 22, 2021.
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
Interest Rate Risk
The Company had exposure to changing interest rates primarily under the Term Loan Credit Agreement and ABL Credit Agreement, each of which bore interest at variable rates. The Company had $1,543 million of variable rate loans outstanding as of June 30, 2022.
As of June 30, 2022, the Company maintained interest rate swap agreements with a net notional amount of $1,543 million which fix the variable interest due under its Term Loan Credit Agreement (the "Original Swap Agreements"). Under the terms of the Original Swap Agreements, which matured on December 15, 2022, the Company paid a fixed rate of 2.935% and received a variable rate of interest based on one-month LIBOR.
As of June 30, 2022, the Company also had forward starting swap agreements to fix a portion of the variable rate interest due on its Term Loan Credit Agreement from December 15, 2022 (the maturity date of the Original Swap Agreements) through June 15, 2027. Under the terms of the forward starting swap agreements, the Company paid a fixed rate of 2.5480% and received a variable rate of interest based on one-month SOFR. The forward swap agreements had a notional amount of $1,000 million.
It is management's intention that the net notional amount of interest rate swap agreements be less than or equal to the variable rate loans outstanding during the life of the derivatives. For the three months ended June 30, 2022 and 2021, the Company recognized a loss on the interest rate swap agreements of $11 million and $13 million, respectively, which is reflected in Interest expense in the Condensed Consolidated Statements of Operations. For the nine months ended June 30, 2022 and 2021, the Company recognized a loss on the interest rate swap agreements of $36 million and $38 million, respectively, which is also reflected in Interest expense. At June 30, 2022, the Company maintained a $75 million deferred gain on its interest rate swap agreements within Accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets.
See Note 7, "Financing Arrangements," Note 8, “Derivative Instruments and Hedging Activities,” and Note 19, "Subsequent Events," to our Condensed Consolidated Financial Statements included in Part I, Item I of this quarterly report on Form 10-Q for additional information related to the Company’s variable rate Pre-Petition Debt Instruments and interest rate swap agreements.
Foreign Currency Risk
Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of our non-U.S. ("foreign") operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are the Euro, Canadian Dollar, British Pound Sterling, Chinese Renminbi and Australian Dollar.
Non-U.S. denominated revenue was $125 million and $432 million for the three and nine months ended June 30, 2022, respectively. We estimate a 10% change in the value of the U.S. dollar relative to all foreign currencies would have affected our revenue for the three and nine months ended June 30, 2022 by $13 million and $43 million, respectively.
The Company, from time-to-time, utilizes foreign currency forward contracts primarily to hedge fluctuations associated with certain monetary assets and liabilities including receivables, payables and certain intercompany balances. These foreign currency forward contracts are not designated for hedge accounting treatment. As a result, changes in the fair value of these contracts are recorded as a component of Other income, net to offset the change in the value of the underlying assets and liabilities. As of June 30, 2022, the Company maintained open foreign exchange contracts with a total notional value of $134 million, hedging the British Pound Sterling, Mexican Peso, Czech Koruna and Japanese Yen. As of June 30, 2022, the fair value of open foreign exchange contracts was an unrealized loss of $2 million which was recorded within Other current liabilities in the Condensed Consolidated Balance Sheets. For the three months ended June 30, 2022 and 2021, the Company's (loss) gain on foreign exchange contracts was $(3) million and $1 million, respectively, and was recorded within Other income, net in the Condensed Consolidated Statements of Operations. For the nine months ended June 30, 2022 and 2021, the Company's (loss) gain on foreign exchange contracts was $(4) million and $7 million, respectively, which was also recorded within Other income, net.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
As previously disclosed in the Company’s Form 8-K as filed with the SEC on November 30, 2022, the Company determined that certain material weaknesses in the Company’s internal control over financial reporting existed as of September 30, 2021. Those material weaknesses are described below and continue to exist as of June 30, 2022.
As of June 30, 2022, the end of the period covered by this report, the Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules §240.13a-15(e) and §240.15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, due to the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2022. Nevertheless, based on the completion of the Audit Committee’s planned procedures with respect to its investigations, and the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the condensed consolidated financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”).
Material Weaknesses in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The following material weaknesses have been identified and continue to exist as of June 30, 2022:
The Company did not design and maintain an effective control environment as former senior management failed to set an appropriate tone at the top. Specifically, former senior management applied pressure to individuals to achieve financial targets which created an environment where employees were hesitant to express dissent or communicate concerns to others within the organization. The ineffective control environment contributed to the following additional material weaknesses:
The Company did not design and maintain effective controls related to the information and communication component of the COSO framework. Specifically, the Company did not design and maintain effective controls to ensure appropriate communication between certain functions within the Company. This material weakness contributed to an additional material weakness, that the Company did not design and maintain effective controls over the ethics and compliance program.
These material weaknesses did not result in any material misstatements of the Company’s financial statements or disclosures, but did result in an immaterial interim out-of-period correction during the quarter ended June 30, 2022. Additionally, each of the material weaknesses described above could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Remediation Plan
Management is actively engaged and committed to taking steps necessary to remediate the control deficiencies that constituted the material weaknesses. To date, the Company made the following enhancements to our internal control over financial reporting:
•On July 28, 2022, Avaya removed James M. Chirico, Jr. as Chief Executive Officer and appointed Alan B. Masarek as new Chief Executive Officer, effective August 1, 2022;
•It was determined that Stephen D. Spears would step down from his role as Chief Revenue Officer on October 18, 2022 and he departed the Company effective November 1, 2022;
•Kieran McGrath stepped down as Chief Financial Officer, effective November 9, 2022, and retired from the Company, effective December 1, 2022;
•Avaya appointed Rebecca A. Roof as Interim Chief Financial Officer, effective November 9, 2022, and on June 16, 2023, the Company appointed Amy O'Keefe as its Chief Financial Officer;
•Alan B. Masarek has held multiple "All Hands" meetings with Avaya employees where he reinforces his expectations of an environment grounded in transparency;
•Alan B. Masarek has held executive coaching sessions with leadership team to align on effective communication and a culture that includes a safe environment for transparent communication; and
•Enhanced inquiries within the scope of internal management representation letters.
Our remediation activities are continuing during fiscal 2023. In addition to the above actions, Avaya is in the process of designing and implementing additional activities, including but not limited to:
•Enhancing its policies and procedures related to appropriate maintenance of its whistleblower log and the proper dissemination of related information and materials, including those received by members of the Board.
•Providing additional and continuing training for employees and members of management to ensure information is appropriately communicated to all relevant personnel in connection with SEC filings and/or the preparation of our consolidated financial statements or other matters.
•Enhancing internal disclosure control processes and related internal management representation letter processes and training to improve communication.
•To ensure employees fully understand the Company's commitment to establishing and maintaining an effective control environment and appropriate tone at the top, management will continue to execute against a communications plan that includes the following:
◦Board level participation in messaging across the organization that reinforces a safe environment for raising concerns without fear of retaliation;
◦Conducting in-depth special training courses for the Company’s entire sales team and personnel involved in the forecasting process regarding the importance of the Company establishing and maintaining effective disclosure controls. Management intends to include these principles as an ongoing component of our new hire training and other on-going training courses; and
◦Enhancement of future employee engagement surveys to monitor for negative indicators of tone at the top.
•To ensure effective information and communication controls and enhanced controls related to the ethics and compliance program, management is developing a program to address the following remediation activities:

◦Enhance Board of Directors manual to define communications process related to allegations of fraud or misconduct;
◦Reinforce management Disclosure Committee procedures with respect to the evaluation of potential allegations of fraud or misconduct; and
◦Develop employee training to improve awareness of fraud and misconduct allegations that should be included in internal management representation letters.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules §240.13a-15(f) and §240.15d-15(f) of the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 1A.	Risk Factors
Summary of Risk Factors
The risk factors summarized and detailed below could materially harm our business, operating results and/or financial condition, or impair our future prospects. These are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, those relating to:
Risks Related to the Company's Emergence from Chapter 11
•emergence may have a negative impact on our business relationships;
•long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time;
•financial results after emergence may not reflect historical trends or meet our expectations;
•increased levels of employee attrition as a result of the Chapter 11 Cases including among senior management;
•there is no market for our New Common Stock;
•a significant portion of our outstanding voting stock is owned among certain stockholders, which may prevent you from influencing significant corporate decisions; and
•the transition to a significantly new Board, which may shift the future strategy and plans of the Company and could negatively impact our future financial results.
Risks Related to the Investigations and Internal Control over Financial Reporting
•we may not be successful in remediating the identified material weaknesses exist in our internal control over financial reporting;
•we may continue to incur significant expenses related to the Investigation and the remediation of the material weaknesses in our internal control over financial reporting; and
•the Investigations and the findings thereof may continue to divert the attention of management and other human resources from the operation of our business.
Risks Related to Our Business
•executing our strategic operating plan, including continued expansion of our cloud-based solutions and services offerings relies in part on our strategic partnership with RingCentral, Inc.;
•market opportunities may not develop for our solutions and services in ways that we anticipate and we may not succeed in developing new innovative solutions and services to keep pace with rapidly changing technology, evolving industry standards and customer preferences;
•transitioning customers from a perpetual license to a subscription-based, recurring revenue model and if we are successful, how that may negatively impact the timing of our cash flows;
•industry consolidation and competition from providers of contact center and unified communications solutions and services, including cloud-based solutions;
•our reliance on our indirect sales channel;

•disruptions to our third-party contract manufacturers, component suppliers and partners (some of which are sole source and limited source suppliers) and warehousing and distribution logistics providers;
•compliance with laws and regulations relating to the formation, administration, performance and pricing of contracts with government entities;
•completing acquisitions and/or strategic alliances, including those needed to increase our share of the cloud communications industry and integrating such acquired businesses and alliances;
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
•operational, logistical, economic and/or political challenges in a specific country or region, including compliance with United States (“U.S.”) and foreign government laws and regulations, which could negatively affect our revenue, costs, expenses and financial condition or those of our channel partners and distributors;
•compliance with certain telecommunications or other rules and regulations, which could subject us to enforcement actions, fines, loss of licenses and possibly restrictions on our ability to operate or offer certain of our services;
•changes in, and responses to, U.S. trade policy, including the imposition of tariffs and sanctions and retaliatory measures by other countries;
Risks Related to Our Financial Results
•shifts in the mix of sizes or types of organizations that purchase our solutions or the mix of products, solutions and services purchased by our customers could affect our gross margins and operating results;
•we recorded a significant charge to earnings and we may be required to record additional charges if our intangible assets become impaired;
•levels of returns on pension and post-retirement benefit plan assets, changes in interest rates and other factors affecting the amounts to be contributed to fund future pension and post-retirement benefit plan liabilities could adversely affect our cash flows, operating results and financial condition in future periods; and
•our ability to generate sufficient cash flows from operations to meet our debt service and other obligations.
______________________________________________________________________
Risks Related to the Company's Emergence from Chapter 11
We recently emerged from bankruptcy, which could adversely affect our business and business relationships.
We emerged from bankruptcy on May 1, 2023 (the "Emergence Date"). It is possible that having recently emerged from the Chapter 11 Cases could adversely affect our business and relationships with vendors, suppliers, service providers, customers, employees and other third parties. As a result of our recent emergence, the following risks exist:
•vendors or other contract counterparties could terminate their relationship with us or require financial assurances or other enhanced performances;
•we may face challenges in renewing existing contracts and competing for new business;
•it may be more difficult to attract, motivate and/or retain key executives and employees;
•employees may be distracted from the performance of their duties or more inclined to pursue other employment opportunities; and
•competitors may take business away from us, and our ability to attract and retain customers may be negatively impacted.
We cannot accurately predict or quantify the impacts or material adverse effects of the residual risk and uncertainties associated with our Emergence, or the occurrence of one or more of these risks could have on our results of operations, financial condition, business and reputation. We cannot assure you that having recently been subject to bankruptcy protection will not adversely affect our future results of operations, financial condition and business.
Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.
During fiscal 2022, we have generated negative cash flows from operations and expect to continue to generate negative cash flows from operations in the near term. We face uncertainty regarding the adequacy of our long-term liquidity and capital resources. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with the preparation and administration of the Chapter 11 Cases. We cannot assure you that cash on hand at Emergence, cash flow from operations and the Exit ABL Facility will be sufficient to continue to fund our operations. In addition, we have agreed to provide financial support to certain of our foreign subsidiaries and if those agreements expire and/or are not renewed, those subsidiaries' ability to operate could be negatively impacted, which in turn could adversely affect our ability to execute our business plans in those jurisdictions.
Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things (i) our ability to comply with the terms and conditions of our Exit Term Loan and associated agreements, (ii) our ability to comply with our Exit ABL Facility and associated agreements, (iii) our ability to maintain adequate cash on hand and (iv) our ability to generate cash flow from operations.
Our actual financial results after Emergence may not be comparable to our historical financial information or to our projections filed with the Bankruptcy Court.
As a result of the implementation of the Plan and the transactions contemplated thereby, including the application of fresh start accounting, our future results of operations, financial condition and business may not be comparable to the results of operations, financial condition and business reflected in our historical financial statements.
In connection with the disclosure statement we filed with the Bankruptcy Court, and the hearing to consider confirmation of the Plan, we prepared projected financial information to demonstrate the feasibility of the Plan and our ability to continue operations upon our Emergence. Those projections were prepared solely for the purpose of bankruptcy proceedings and have not been, and will not be, updated on an ongoing basis and should not be relied upon by investors. At the time they were prepared, the projections reflected numerous assumptions concerning our anticipated future performance with respect to prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections and/or valuation estimates may prove to be wrong in material respects. Actual results may vary significantly from those contemplated by the projections. As a result, investors should not rely on these projections.
It may be difficult for us to attract and retain employees, including members of our senior management, as a result of the Chapter 11 Cases.
As a result of our Emergence, it may be difficult for us to attract and retain employees, including members of senior management. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incentivize key employees to remain with us following our Emergence may be challenging given the uncertainties currently facing the business and changes we may make to the organizational structure to adjust to changing circumstances. The loss of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on our business, financial condition and results of operations.
There is no public market for our New Common Stock, and we cannot assure you that an active trading market will develop for the New Common Stock.
There is no established trading market for the New Common Stock. We have no plans to list the New Common Stock on a securities exchange or to register it with the SEC. We cannot assure you that any market for the New Common Stock will develop, or that such a market will provide liquidity for holders of the New Common Stock. The liquidity of any market for the New Common Stock will depend upon the number of holders of the New Common Stock, our results of operations and financial condition, the introduction of new products and services by us or our competitors, publicity regarding our industry and various other factors may have a significant impact on the market price of the shares of New Common Stock. Accordingly, stockholders may not be able to sell their shares of our New Common Stock at the volumes, prices or times that they desire.
Certain stockholders own a significant portion of our outstanding voting stock and hold the right to appoint five of the nine seats on our Board. Concentration of ownership among such stockholders may prevent you from influencing significant corporate decisions.
Certain of our stockholders beneficially own a significant portion of our outstanding voting stock. These stockholders also hold the right to appoint five members to our Board. As a result, these significant stockholders could have significant influence on matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, as well as corporate actions requiring solely the approval of our Board, such as financing transactions and significant asset sales.
It is possible that the interests of these stockholders will not align with the interests of our other stockholders. These significant stockholders and other investment funds affiliated with them are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. The concentration of ownership may also have the effect of delaying or preventing a change in control and may not be fully aligned with the interests of other stockholders.
Upon Emergence, our Board significantly changed and may implement changes in our business strategy that could negatively affect the scope and results of our future operations.
Our corporate business strategy is subject to continued development, evaluation and implementation by our management and Board. Pursuant to the Plan, the composition of our Board changed significantly upon Emergence. Our Board currently consists of nine directors, only one of whom, our President and CEO, had previously served on our Board. The new directors have different backgrounds, experiences and perspectives from those who previously served on our Board and thus may have different views on the issues that will determine our future, including our strategic plan and priorities. There can be no guarantee that our new Board will pursue, or will pursue in the same manner, our previous strategy and business plans. As a result, the future strategy and plans of the Company may differ materially from those of the past.
Risks Related to the Investigation and Internal Control Over Financial Reporting.
We determined that certain material weaknesses in our internal control over financial reporting existed as of September 30, 2021. If we fail to properly remediate these or any future material weaknesses or deficiencies, our ability to produce accurate and timely financial statements may be impaired, which may adversely affect investor confidence in us.
We have identified material weaknesses in our internal control over financial reporting and have concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of September 30, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The Company did not design and maintain an effective control environment as former senior management failed to set an appropriate tone at the top. Specifically, former senior management applied pressure to individuals to achieve financial targets which created an environment where employees were hesitant to express dissent or communicate concerns to others within the organization. The ineffective control environment contributed to the following additional material weaknesses:
The Company did not design and maintain effective controls related to the information and communication component of the COSO (Committee of Sponsoring Organizations of the Treadway Commission) framework. Specifically, the Company did not design and maintain effective controls to ensure appropriate communication between certain functions within the Company. This material weakness contributed to an additional material weakness, that the Company did not design and maintain effective controls over the ethics and compliance program.
These material weaknesses did not result in any material misstatements of the Company’s financial statements or disclosures, but did result in an immaterial out-of-period correction during the three months ended June 30, 2022. Additionally, each of the material weaknesses described above could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Based on the results of the investigation, the Audit Committee approved a number of remedial actions, which Avaya has implemented or is in the process of implementing.
Avaya is committed to addressing the issues identified in connection with the Audit Committee's review. Although we plan to complete the remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our remediation measures may not prove to be successful in remediating these material weaknesses. In addition, if we are unable to successfully remediate these material weaknesses and produce accurate and timely consolidated financial statements, our liquidity and access to the capital markets may be adversely affected. Additionally, the result of any evaluation of effectiveness of these measures in future periods remains subject to the risk that our internal controls and procedures may become inadequate because of changes in our business condition, changes in accounting rules and regulations, or to the degree our compliance with our internal policies or procedures may deteriorate.
Avaya also cannot predict whether, or to the extent, such remedial actions will impact its operations or financial results. In addition, the findings of the Audit Committee review could further subject Avaya to litigation and regulatory investigations and could cause Avaya to fail to meet its reporting obligations, any of which could diminish investor confidence in Avaya, and/or limit Avaya's ability to access capital markets.

For additional information on the material weaknesses identified and our remedial efforts, see Item 4, "Controls and Procedures."
We have incurred and expect to continue to incur significant expenses related to the Investigations and the remediation of the material weaknesses in our internal control over financial reporting, and any resulting litigation.
We have devoted substantial internal and external resources towards the Investigations and expect to continue to devote substantial resources towards the implementation of enhanced procedures and controls over deficiencies and the remediation of material weaknesses in our internal control over financial reporting. Because of these efforts, we have incurred and expect that we will continue to incur significant fees and expenses for legal, accounting, financial and other consulting and professional services, as well as the implementation and maintenance of systems and processes that will need to be updated, supplemented or replaced. We have taken several remediation efforts in response to the Investigations. However, there can be no assurance that these steps will be successful. To the extent these steps are unsuccessful or incomplete, or we identify additional problems requiring remediation, we may be required to devote significant additional time and expense to any additional remediation efforts. The incurrence of significant additional expense or the requirement that management devotes substantial time that could reduce the time available to execute on our business strategies, could have a material adverse effect on our business, financial condition and results of operations.
The Investigations and the findings thereof have diverted, and may continue to divert, management and other human resources from the operation of our business.
The absence of timely and accurate financial information has hindered and may in the future hinder our ability to effectively manage our business. The Investigations and the findings thereof have diverted, and may continue to divert, management and other human resources from the operation of our business. The Company’s board of directors, members of management, and our accounting, legal, administrative and other staff and outside consultants have spent significant time on the Investigations and the findings thereof, and will likely spend significant time on remediation of the material weaknesses identified in our internal control over our financial reporting. These resources have been, and will likely continue to be, diverted from the strategic and day-to-day management of our business, and may have an adverse effect on our ability to accomplish our strategic objectives and on our results of operations and financial condition.
Risks Related to Our Business
Our Operations, Markets and Competition
If we do not successfully execute our business strategy, which depends in part on our ability to increase our share of the market for cloud-based solutions, software and services offerings, our business could be materially and adversely affected.
We sell business communications solutions and services in markets where the technology available and the utilized go-to-market models change rapidly. We are evolving from a traditional telecommunications hardware company into a software and services company, focused on expanding our cloud- and mobile-enabled contact center, unified communications and innovative next-generation workflow automation solutions.
As the markets we participate in rapidly develop and change, especially those related to cloud-based solutions, to increase our revenue we must continue to expand and develop attractive solutions and services offerings. To be successful, our cloud enabled contact center and unified communications solutions and services must offer relevant features and provide consistent high-quality services at competitive prices.
As is typical of any new solution introduced in a rapidly evolving market, the level of demand for, and market acceptance of, these new solutions is uncertain. If we successfully expand and develop our cloud-based solutions and services, our business will still remain dependent on customer decisions to migrate their legacy communications infrastructures to cloud solutions based on newer technology. While these investment decisions are often driven by macroeconomic factors, customers may also delay the purchase of newer technology due to a range of other factors, including prioritization of other IT projects, delays or failures to meet customers’ certification requirements, the weighing of the costs and benefits of deploying new infrastructures and devices and the need to deploy capital to respond to unforeseen circumstances. In addition, customers’ focus on the architecture, management and integration of such new technologies, and possible cyber breaches and other security considerations, could also affect market acceptance of new solutions.
The functionality, relevance, customer acceptance and continued use of our cloud-based solutions and services will depend, in part, on our ability and our partners’ ability to integrate our offerings with third-party applications and platforms, including enterprise collaboration, enterprise resource planning, customer relationship management, human capital management and other proprietary application suites. Moreover, our business will remain dependent on customer decisions to migrate their legacy communications infrastructures to cloud solutions based on newer technology. In addition, the relevance of our offerings and quality of our services is imperative to maintain our roster of cloud-based customers once this migration is complete, which is at the crux of our strategy to shift our clients to subscription-based pricing and service models as opposed to perpetual license models.
If we are unable to successfully develop and expand our cloud-based solutions and services offerings, or if our customers and potential customers perceive our offerings and ability to service our customers as less attractive or capable than our competitors, our cloud-based solutions and services could fail to achieve market acceptance, which in turn could impact our growth strategy and materially and adversely affect our business, operating results and financial condition.
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
In addition, we may not be able to successfully develop and bring new solutions to market in a timely manner. Our solutions need to keep pace with changes in technology, industry standards and customer needs. Our operating results may be adversely affected if the market opportunity for our solutions and services does not develop in the ways that we anticipate, if we are not able to successfully identify new market opportunities for our solutions and services, if we are not able develop and bring new solutions to market in a timely manner or if we are not able to achieve market acceptance of our solutions and services.
We may not be successful in transitioning customers from a perpetual license to a subscription-based, recurring revenue model.
We intend to increase our recurring revenue by shifting more of our business to a subscription-based model instead of a perpetual license model. While we will continue to support premises-based infrastructure solutions via perpetual software licensing and subscription-based models, one of our key focuses is increasing our recurring revenue. To do this, we need to offer relevant, cloud-enabled contact center and unified communications solutions and services at competitive prices, which will allow us to both “upsell” existing customers and attract new customers. To successfully execute this strategy, we seek to enter into contracts with customers to provide our products and services over long periods of time.
Our ability to enter into long-term agreements with customers could be impacted by macroeconomic factors, such as customers’ outlook for the economy or its business, and specific considerations related to our company, including considerations about our ability to evolve our offerings to keep pace with technological advances and our ability to continue to provide our award-winning services, as well as perceptions related to our financial strength. If customers are reluctant to enter into long-term subscription arrangements with us it would affect our ability to execute our strategic plan and, in turn, our financial performance and conditions.
The timing of our cash flows may be negatively impacted as we shift more of our business to a subscription-based, recurring revenue model.
Our shift in business strategy from a perpetual license to a subscription-based model has and will continue to affect timing of cash flows. Under a subscription-based revenue model, customer payments are spread over a predetermined time period (e.g. monthly or annually) rather than being received upfront as is the case with most perpetual-based licensing models. As a result, until our subscription-based revenue increases to desired levels, the timing of our cash flows may be negatively impacted as we shift more of our business to a subscription-based model.
We may not be successful in executing elements of our strategic operating plan, which may have a material adverse impact on our business, financial results and results of operations.
Each year, we develop our strategic operating plan that serves as a roadmap for implementing our business strategy and the basis for the allocation of resources, capital, investment decisions, product life cycles, process improvements and strategic alliances and acquisitions. In developing our strategic operating plan, we make certain assumptions including, but not limited to, those related to the market environment, customer demand, evolving technologies, competition, market consolidation, the global economy and our overall strategic priorities for the upcoming fiscal year. Actual economic, market and other conditions may be different from our assumptions which could require us to adjust our strategic operating plan. In addition, we cannot provide any assurances that we will be able to successfully execute our strategic plan, that our strategic plan will not result in additional unanticipated costs, that the growth we anticipate through execution of our strategic plan will occur, that our channel partners will provide timely and adequate support for our products or that our strategic plan will result in improvements in future financial performance. If we do not successfully execute our strategic operating plan, or if actual results vary significantly from our expectations, our business, operating results, financial condition and market capitalization could be materially and adversely impacted.
Our strategic operating plan relies in part upon the successful execution of our strategic partnership with RingCentral, as well as our ability to meet our obligations pursuant to the Amended and Restated RingCentral Agreements, which may not be successful.
Our strategic operating plan relies on market acceptance of our cloud-based solutions and our investment in being at the forefront of offering these solutions. Our ability to implement this strategy relies, at least in part, on our strategic partnership with RingCentral. A strategic partnership between two independent businesses is a complex, costly and time-consuming process that requires significant management attention and resources. Realizing the benefits of our strategic partnership with RingCentral depends in part on our ability to work with RingCentral to develop, market and sell Avaya Cloud Office by RingCentral (“Avaya Cloud Office” or “ACO”). As with any strategic partnership, unforeseen challenges may arise, which could impact the ultimate benefits achieved from the alliance. In addition, RingCentral is also a competitor of Avaya and execution risk exists, with the potential for sales and channel conflict, which could negatively affect our working relationship.
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
In addition, the Company agreed to purchase seats of ACO in the event certain volumes of ACO sales are not met over a five year term, which is described further in Note 18, "Commitments and Contingencies." In the event that the cumulative number of ACO seats sold as of the end of each calendar quarter is lower than the agreed upon threshold for such quarter, the Company will be required to purchase a number of ACO seats equal to such shortfall from RingCentral, which we were required to do during the first quarter under the Amended and Restated RingCentral Agreements. Any such ACO seats purchased are subject to certain limitations and must be purchased for a two-year paid term with payments made monthly and pricing that is variable based on sales volumes by jurisdiction, contract size and product tier. The Company may resell such ACO seats to end customers or maintain them for internal use. However, to the extent we are required to buy more seats than we are able to use or sell, the surplus seats could have an adverse impact on the Company’s financial position, results of operations and operating cash flows. The Company is not able to estimate the ultimate future cash outflow impact, if any, of these volume commitments.
We face formidable competition from providers of unified communications and contact center solutions and services, including cloud-based solutions, and this competition may negatively impact our business and limit our growth.
The markets for our solutions and services are characterized by rapid changes in customer demands, ongoing technological changes, evolving industry standards, new product introductions and evolving methods of building and operating networks.
Both traditional and new competitors are investing heavily in this market and competing for customers. As these markets evolve, we expect competition to intensify and to expand to include companies that do not currently compete against us. In addition, our alliance partners (including RingCentral), distributors and resellers are permitted to work with our competitors and most of them do so.
Because we offer solutions for contact centers and unified communications which are cloud-based, on-premise or hybrid, we face a wide range of competitors. Some of our competitors include:
•UCC premise and cloud: Alcatel-Lucent Enterprise, Atos Unify, Cisco, 8x8, GoTo, Huawei, Microsoft, Mitel, NEC, RingCentral and Zoom.
•CC premise and cloud: Amazon, Cisco, Content Guru, Dialpad, Enghouse Interactive, Five9, Genesys, LiveVox, NICE inContact, Talkdesk and Twilio.
•Video Products and Conferencing Solutions premise and cloud: Cisco, Google, Huawei, Lifesize, GoTo, Microsoft, Poly, RingCentral, Yealink and Zoom.
We also face competition in certain geographies in which we operate with companies that have a particular strength and focus in those regions.
Several of our existing competitors have, and many of our future competitors may have, greater financial, technical and research and development (“R&D”) resources, more well-established brands or reputations and broader customer bases than we do and, as a result, these competitors may be able to respond more quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in customer requirements. Competitors with greater resources may also be able to offer lower prices, additional products or services or other incentives that we cannot match or do not offer. Competitors might also be perceived as having greater financial strength, which is also a significant criterion for customers looking for cloud-based solution providers. On the other hand, smaller competitors may be able to respond to technological evolution and changes in customer demand with more speed and agility than we can. Some of our competitors may have customer bases that are more geographically balanced than ours and, therefore, may be less affected by an economic downturn in a particular region. Some competitors may also have deeper expertise in a particular stand-alone technology that could develop more quickly than we anticipate, that might allow them to meet changes in customer requirements quicker than we can.
Our competitors also have relationships with channel partners, distributors, resellers, consulting and systems integration firms and/or network service providers which pose a competitive threat to us. Very few, if any, of our partners, distributors, resellers or other service providers work exclusively with Avaya.
We may face increased competition from current leaders in IT infrastructure, consumer products, personal and business applications and the software that connects the network infrastructure to those applications. In addition, because the business communications market continues to evolve and technology continues to develop rapidly, we may face competition in the future from companies that do not currently compete against us, but whose current business activities may bring them into competition with us in the future. In particular, this may be the case as business, information technology and communications applications deployed on converged networks become more integrated to support business communications. With respect to services, we may also face competition from companies that seek to sell remotely hosted services or software as a service directly to end customers. Competition from potential market entrants may take many forms, including offering products and solutions similar to those that we offer. In addition, certain of these technologies continue to move from a proprietary environment to an open standards-based environment, which may make such technologies more attractive to users.
We cannot predict which competitors may enter our markets, what forms such competition may take or whether we will be able to respond effectively to new competitors or to the rapid evolution in technology and product development that has characterized our business. In addition, in order to effectively compete with any new technology or a new market entrant, we may need to make additional investments in our business, use more capital resources than our business currently requires or reduce prices. Any of these competitive factors could materially and adversely affect our business.
Industry consolidation and new adjacent player business models may lead to stronger competition and may harm our business, operating results and financial condition.
There has been a trend toward industry consolidation in the markets in which we compete as companies that provide unified communications purchase contact center providers. We expect this trend to continue as companies attempt to strengthen or hold their positions in an evolving market and as companies acquire or sell businesses because they are unable to continue all or a portion of their operations. We also believe that customers are increasingly seeking a single provider for their unified communications and contact center products and service needs. Industry consolidation may result in stronger competitors that are better able to compete as single-source vendors for such customers.
We also face risks related to consolidation of our channel partners. For instance, companies that are currently our strategic alliance partners may acquire or form alliances with our competitors, and reduce their business with us. We also face risks related to the rapid consolidation in the value-added reseller (“VAR”) and service provider markets, as consolidation in these areas leads to fewer customers for the industry as a whole which both exacerbates competitive dynamics and increases pricing pressure. The loss of one or more major customers as a result of consolidation, whether an enterprise customer, VAR partner or service provider, could have a material adverse effect on our business, operating results and financial condition.
In addition, new adjacent player business models may also create additional competition which could negatively impact our business. For instance, we host offers in Microsoft Azure however Microsoft has also announced a competitive cloud contact center offer which may create additional competition which could negatively impact our business.
We depend on our indirect sales channel.
An important element of our go-to-market strategy is the use of our global network of alliance partners, distributors, dealers, value-added resellers, agents, telecommunications service providers and system integrators, who we collectively refer to as our “channel partners,” to sell and implement our products and services. Use of channel partners provides us with opportunities to expand sales coverage, penetrate new markets and increase market absorption of new solutions that we would not have on our own without making significant changes in the way we operate our business, including investments in local sales and support coverage models, rewards and incentives, training and certification, self-service and automation systems and tools, and expanded post-sales customer success coverage. Some of our channel partners are our biggest customers, with our top partners in North America and in our international markets representing approximately 70% of our North American channel revenues and approximately 30% of our international channel revenues, respectively. In the event a large channel partner ceases to do business with us it is unlikely that we would be able to replicate the channel partner’s sales to the relevant end users, whether directly or with other channel partners. As a result, our financial results could be adversely affected if our relationships with these channel partners were to deteriorate, if our support models, or other product/platform or other services strategies conflict with those of our channel partners, if any of our competitors were to enter into strategic relationships with or acquire any of our channel partners, if some or all of our channel partners are not enabled to sell new solutions and services or if the financial condition of some or all of our channel partners were to weaken.
In addition, at times our partners sell offerings that are competitive to our products and services and they also resell our solutions to their customer base. If channel partners that have previously favored Avaya products and services over those of our competitors do not do so in the future, whether as a result of internal decision making, perception about our products in the market or perception about our financial strength, it could significantly impact our results. These risks are exacerbated by the fact that our channel partners have direct contact with our customers, which may foster independent relationships amongst themselves, thereby allowing our channel partners to sell non-Avaya solutions to our customers.
We expend significant amounts of time, money and other resources on developing and maintaining channel relationships. However, there can be no assurance that we will be successful in maintaining, expanding or further developing relationships with channel partners. If we are not successful, we may lose sales opportunities, customers or market share, in addition to the time, effort and resources expended to form the relationship. Although the terms of individual channel partner agreements may deviate from our standard program terms, our standard program agreements for resellers generally provide for a term of one year with automatic renewals for successive one-year terms and generally may be terminated by either party for convenience upon 30 days’ notice. Our standard program agreements for distributors generally may be terminated by either party for convenience upon 90 days’ prior written notice. There are certain of our contractual agreements with our largest distributors and resellers that permit termination of the relationship by either party for convenience upon prior notice of 180 days.
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
We have outsourced substantially all of our manufacturing operations to several contract manufacturers. Our contract manufacturers produce the vast majority of our products in facilities located in southern China, with other products manufactured in facilities located in Mexico, Taiwan, Germany, Ireland and the U.S. All manufacturing of our products is performed in accordance with detailed specifications and product designs furnished or approved by us and is subject to rigorous quality control standards. We periodically review our product manufacturing operations and consider changes we believe may be necessary or appropriate. Although we closely manage the transition process when manufacturing changes are required, we could experience disruption to our operations during any such transition. Any such disruption could negatively affect our reputation and our operating results. We also purchase certain hardware components and license certain software components and resell them separately or as part of our products under the Avaya brand. In some cases, certain components are available only from a single source or from a limited source of suppliers. These sole source and limited source suppliers may stop selling their components at commercially reasonable prices, or at all, or it may be difficult to receive their components in a timely manner due to supply chain disruptions. Interruptions, delays or shortages associated with these components could cause significant disruption to our operations and we may not be able to make scheduled product deliveries to our customers in a timely fashion. In the event that we need to use alternative suppliers, we could incur significant costs to redesign our products or to qualify alternative suppliers, which would reduce our realized margins. We have also outsourced substantially all of our warehousing and distribution logistics operations to several providers of such services on a global basis, and any delays or material changes in such services could cause significant disruption to our operations. If any of our providers of outsourced services were to experience financial difficulty or seek protection under bankruptcy laws it could also affect their ability to perform services for us.
In addition, we rely on third parties to provide certain services to us or to our customers, including hosting partners and providers of other cloud-based services. If these third-party providers do not perform as expected, our customers may be adversely affected, resulting in potential liability and negative exposure for us. If it is necessary to migrate these services to other providers due to poor performance, cyber breaches or other security considerations, or other financial or operational factors, it could result in service disruptions to our customers and significant time and expense to us, any of which could adversely affect our business, operating results and financial condition. Please refer to the risk factor below “Business and/or supply chain interruptions, whether due to catastrophic disasters or other events, could adversely affect our operations” for additional information on risks related to supply chain disruptions.
Contracting with government entities can be complex, expensive and time-consuming.
The Company earns revenue from contracts with U.S. federal government entities. The procurement process for government entities is in many ways more challenging than contracting in the private sector. We must comply with laws and regulations relating to the formation, administration, performance and pricing of contracts with government entities, including U.S. federal, state and local governmental bodies. These laws and regulations may impose added costs on our business or prolong or complicate our sales efforts, and failure to comply with these laws and regulations or other applicable requirements could lead to claims for damages from our customers, penalties, termination of contracts and other adverse consequences. Any such damages, penalties, disruptions or limitations in our ability to do business with government entities could have a material adverse effect on our business, operating results and financial condition.
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
Our strategic operating plan, specifically our plan for accelerating the development, sales and delivery of our cloud-based solutions and services, requires continued investments in acquisitions and strategic alliances with other companies in various areas, such as our acquisition of CTIntegrations, LLC, a digital channel platform, in August 2021. Identifying and evaluating potential strategic alternatives and/or partners may be time consuming and divert the attention and focus of management and other key personnel. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including among other things, economic conditions, market consolidation, industry trends and competing bidders. There is no assurance that we will be able to complete any acquisition or strategic alliance even if we expend significant sums and efforts in connection with a potential transaction. Without such transactions it may be challenging for us to execute on our strategic operating plan in our desired time frame and our business, operating results and financial condition could be harmed.
Once we complete an acquisition or other material investment, we may not be able to successfully integrate acquired businesses, resulting in the failure to realize the intended benefits. Acquisitions could result in difficulties integrating acquired operations and, if deemed desirable, transitioning overlapping products into a single product line, thereby resulting in the diversion of capital and the attention of management and other key personnel away from other business issues and opportunities. We may also fail to retain employees acquired through acquisitions, which may negatively impact our integration efforts. Our due diligence efforts may not reveal all potential liabilities associated with the acquired entity. We may incur substantial expenses as part of these corporate development and integration processes and if we fail to successfully identify, execute and integrate acquisitions or product portfolios, or if they fail to perform as we anticipate, our existing businesses and our revenue and operating results could be adversely affected.
Social and ethical issues relating to the use of AI in our offerings may result in reputational harm or liability.
Social and ethical issues relating to the use of new and evolving technologies, such as artificial intelligence (“AI”) in our offerings, may result in reputational harm and liability and may cause us to incur additional R&D costs to resolve such issues. We are increasingly building AI into many of our offerings and we anticipate it will be a growing aspect of our solutions as our offerings evolve. AI presents emerging ethical issues regarding, among other things, privacy, bias and discrimination and the elimination of human jobs. If we enable or offer solutions that draw controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm or legal liability. Potential government regulation in the space of AI ethics may also increase the burden and cost of R&D in this area, subjecting us to the need to implement additional compliance programs and potential legal liability. Failure to address AI ethics issues by us or others in our industry could undermine public confidence in AI and slow adoption of AI in our products and services.
Business communications solutions are complex, and design defects, errors, failures or “bugs” may be difficult to detect and correct and could harm our reputation, result in significant costs to us and cause us to lose customers.
Business communications products, integrating hardware, software and many elements of a customer’s existing network and communications infrastructure are complex. Despite testing conducted prior to the release of solutions to the market and quality assurance programs, hardware may malfunction and software may contain “bugs” that are difficult to detect and fix. Any such issues could interfere with the expected operation of a solution, which might negatively impact customer satisfaction, reduce sales opportunities or affect gross margins.
Depending upon the size and scope of any such issue, remediation may have a material impact on our business. Our inability to cure an application or product defect, should one occur, could result in the failure of an application or product line, the temporary or permanent withdrawal of an application, product or market, damage to our reputation, an increase in inventory costs, an increase in warranty claims, lawsuits by customers or customers’ or channel partners’ end users, or application or product reengineering expenses. Our insurance may not cover or may be insufficient to cover claims that are successfully asserted against us.
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
Preventing unauthorized use or infringement of our intellectual property rights is inherently difficult. Moreover, it may be difficult or practically impossible to detect theft, unauthorized use of our intellectual property or the production and sale of counterfeit versions of our products and solutions. For example, we actively combat software piracy as we enforce our intellectual property rights and we actively pursue counterfeiters and their distributors, but we nonetheless may lose revenue due to illegal or unauthorized use of our software. Such counterfeit sales, to the extent they replace otherwise legitimate sales, could adversely affect our operating results. If piracy activities continue at historical levels or increase, they may further harm our business. Enforcement of our intellectual property rights also depends on our legal actions being successful against these infringes, but these actions may not be successful, even when our rights have been infringed.
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
From time to time, we receive notices and claims from third parties asserting that our proprietary or licensed products, systems and software infringe their intellectual property rights. For instance, in January 2020, Solaborate Inc. and Solaborate LLC filed a suit against us in California Superior Court in San Bernardino County which alleged breach of contract, trade secret misappropriation and unfair business practices among other causes of action. On February 3, 2023, the Company reached an agreement to settle the lawsuit with Solaborate. See Note 18, "Commitments and Contingencies," to our Condensed Consolidated Financial Statements for additional information on the Solaborate settlement. There can be no assurance that the number of these notices and claims will not increase in the future or that we do not in fact infringe those intellectual property rights. Irrespective of the merits of these claims, any resulting litigation could be costly and time consuming and could divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. These matters may result in any number of outcomes for us, including entering into licensing agreements, redesigning our products to avoid infringement, being enjoined from selling products or solutions that are found to infringe intellectual property rights of others, paying damages if products are found to infringe and indemnifying customers from infringement claims as part of our contractual obligations. Royalty or license agreements may be very costly and we may be unable to obtain royalty or license agreements on terms acceptable to us, or at all, which may cause operating margins to decline.
In addition, some of our employees previously have been employed at other companies that provide similar products and services. We may be subject to claims that these employees or we have, inadvertently or otherwise, used or disclosed trade secrets or other proprietary information of their former employers. These claims and other claims of patent or other intellectual property infringement against us could materially adversely affect our business, operating results and financial condition.
We have made and will likely continue to make investments to license and/or acquire the use of third-party intellectual property rights and technology as part of our strategy to manage this risk, but there can be no assurance that we will be successful or that any costs relating to such activity will not be material. We may also be subject to additional notice, attribution and other compliance requirements to the extent we incorporate open source software into our applications. In addition, third parties have claimed, and may in the future claim, that a customer’s use of our products, systems or software infringes on the third-party’s intellectual property rights. Under certain circumstances, we may be required to indemnify our customers for some of the costs and damages related to such an infringement claim. Any indemnification requirement could have a material adverse effect on our business, operating results and financial condition. Additionally, any insurance that we have may not be sufficient to cover all amounts related to such indemnification.
From time to time, we may be subject to litigation, including potential class action and stockholder derivative actions for any of a variety of claims, which could adversely affect our business, results of operations and financial condition. These include labor and employment, commercial, data privacy, antitrust, alleged securities law violations or other investors claims and other matters. For instance, recently three class action lawsuits relating to alleged securities law violations were brought against us and our current and former officers and directors, all of which have since been dismissed against the Company. See Note 18, “Commitment and Contingencies” to our Condensed Consolidated Financial Statements for additional information.
Certain software we use is from open source code sources, which, under certain circumstances, may lead to unintended consequences and, therefore, could materially adversely affect our business, operating results and financial condition.
Some of our products contain software from open source code sources. The use of such open source code may subject us to certain conditions, including the obligation to offer our products that use open source code to third parties for no cost. We monitor our use of such open source code to avoid subjecting our products to conditions we do not intend. However, the use of such open source code may ultimately subject some of our products to unintended conditions. For example, if a developer were to embed open source components into one of our products without our knowledge or authorization, our ownership and licensing of that product could be in jeopardy. Depending on terms of the applicable open source license, the use of an open source component could mean that all products delivered with that open source component become part of the open source community. In that case, our ownership rights and ability to charge license fees for those delivered products could be diminished or rendered worthless. Such unauthorized use of open source components could require us to take remedial action that may divert resources away from our development efforts and, therefore, could materially adversely affect our business, operating results and financial condition.
Failure to comply with laws and contractual obligations related to data privacy and protection could have a material adverse effect on our business, operating results and financial condition.
We are subject to the data privacy and protection laws and regulations adopted by federal, state and foreign governmental agencies, including but not limited to, the European Union’s (“EU”) General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s (“UK”) General Data Protection Regulation (“UK GDPR,” and together with the EU GDPR, “GDPR”) and California’s Privacy Rights Act (“CPRA”). Data privacy and protection is highly regulated and the GDPR imposes obligations on companies, including us, who process personal data of data subjects who are in the EU or UK, regardless of whether or not that processing takes place in the EU or UK. These requirements substantially increase potential liability for all such companies for failure to comply with data protection rules. Contracts with our customers, channel partners and other third parties also subject us to privacy and data protection-related obligations.
Privacy laws and contractual requirements restrict our storage, use, processing, disclosure, transfer and protection of personal information, including credit card data, as well as data we collect from our customers and employees. We strive to comply with all applicable laws, regulations, policies, legal and contractual obligations relating to privacy and data protection. Our privacy compliance program is based on our binding corporate rules which have been approved by EU regulatory authorities. As the UK is no longer part of the EU, we have applied for UK binding corporate rules. We endeavor to apply uniform data handling practices, based on GDPR standards, on a global basis throughout all Avaya entities which process personal data, and have signed on to our binding corporate rules. We have dedicated significant time, capital and other resources to craft binding corporate rules that meet the requirements of the GDPR and other laws such as CPRA. Privacy laws and legal requirements relating to the transfer of personal data continue to evolve. We rely on our EU approved binding corporate rules for certain data transfers. For other data transfers, we rely on Standard Contractual Clauses (“SCCs”), however the SCCs and the international data transfers which they govern have been and are subject to regulatory and judicial scrutiny following the decision of the Court of Justice of the European Union in July 2020 regarding data transfers. We expect that as privacy laws continue to change and become more prevalent throughout the world, we will be required to dedicate additional resources to ensure continued compliance.
From time to time we have notified authorities in the EU and UK of potential personal data breaches and privacy issues, and we keep them appropriately updated. No such disclosure has led to fines in the past and we do not anticipate any disclosure that we previously made, and remains under consideration, will lead to fines or other adverse outcomes, although no assurance can be given that this will be the case. If the authorities determine that any of our previous or future actions have not complied with applicable laws and regulations, we may be subject to fines, penalties and lawsuits, and our reputation may suffer. Fines imposed on other companies by various data privacy regulatory authorities from the EU or UK for violations of the GDPR have been significant in amount. Furthermore, if we were found to have violated these laws or regulations, we may be subject to increased scrutiny going forward and we may also be required to make modifications to our data practices that could have an adverse impact on our business, financial results and financial position.
These data privacy risks are particularly relevant and applicable to us as a technology company because we process vast amounts of personal and non-personal data on behalf of our customers, and we also host significant and increasing amounts of data in our cloud solutions and in the cloud solutions of other companies that we offer as part of our products. We believe that regulations pertaining to the solicitation, collection, exporting, processing and/or use of personal, financial and consumer information will continue to expand globally and become increasingly broad and complex, requiring more and more attention and resources to comply.
In addition, the interpretation and application of existing consumer and data protection laws and industry standards in the U.S., Europe and elsewhere is often uncertain and in flux. The application of existing laws to cloud-based solutions is particularly uncertain. Cloud-based solutions may be subject to further regulation in the future, the impact of which cannot be fully understood at this time. Moreover, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our understanding of the rules and therefore likely inconsistent with our data and privacy practices. Complying with such laws and regulations may cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.
Any failure, or perceived failure, by us to comply with federal, state, or international laws, including laws and regulations regulating privacy, data or consumer protection, or to comply with our contractual obligations related to privacy, could result in proceedings or actions against us by governmental entities, contractual parties or others, which could result in significant liability to us as well as harm to our reputation. Additionally, we rely on contracts we enter into with third parties to protect and safeguard our customers’ data. Should such parties violate these agreements or suffer a security breach, we could be subject to proceedings or actions against us by governmental entities, contractual parties or others, which could result in significant liability to us as well as harm to our reputation.
A breach of the security of our information systems, products or services or of the information systems of our third-party providers could adversely affect our business, operating results and financial condition.
We rely on the security of our information systems and, in certain circumstances, those of our third-party providers, such as channel partners, vendors, consultants and contract manufacturers, to protect our proprietary information and the information of our customers. In addition, as a UC solutions provider, the growth of bring your own device programs has increased the need for enhanced security measures at our company and with respect to the products and solutions we offer our customers. IT security system failures, including a breach of our or our third-party providers’ data security systems, could disrupt our ability to function in the normal course of business by potentially causing, among other things, delays in the fulfillment or cancellation of customer orders, disruptions in the manufacture or shipment of products or delivery of services or an unintentional disclosure of customer, employee or our information. Additionally, despite our security procedures or those of our third-party providers, information systems and our products and services may be vulnerable to threats such as computer hacking, cyber-terrorism or other unauthorized attempts by third parties to access, modify or delete our or our customers’ proprietary information. If any of our customers experiences a security breach which stems from our products and solutions, we could be exposed to liability.
We devote significant resources and tools to cybersecurity and the protection of our information technology and other systems, products and data and the data of our customers from intrusions and to ensure compliance with our contractual and regulatory obligations. However, these security efforts are costly to implement and may not be successful. Cyberattacks and similar threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them. In some cases the attacks have been sponsored by state actors with significant financial and technological means and the risk of state-sponsored cyberattacks have increased due to political events and tensions around the world. Computer malware, viruses, scraping and general hacking have become more prevalent in our industry, have occurred on our systems in the past, and may occur on our systems in the future. There can be no assurance that we will be able to prevent, detect and adequately insure against and address or mitigate cyberattacks or security breaches or incidents. We investigate potential data breach issues identified through our security procedures and terminate, mitigate and remediate such issues as appropriate. Past incidents have involved outside actors and issues stemming from certain internal configuration, vulnerabilities in third-party software which may impact our systems, applications, products and offerings and migration issues of our applications to other platforms. A breach of our systems, as well as breaches experienced by our customers which stem from our products and solutions, could have a material adverse effect on our reputation as a provider of business communications products and services and could cause irreparable damage to us or our systems regardless of whether we, our customers or our third-party providers are able to adequately recover critical systems following a systems failure, any of which could, in turn, expose us to liability and have a material adverse effect on our operating results and financial conditions. While we do maintain insurance coverage which is intended to address certain expenses associated with cyberattacks, depending on the facts and circumstances, these policies may not cover all costs, losses or types of claims that may arise from an incident or breach.

In addition, regulatory or legislative action related to cybersecurity, privacy and data protection worldwide, such as the EU GDPR, which went into effect in May 2018, and the UK GDPR, which went into effect in January 2021, may increase the costs to develop, implement or secure our products and services. We expect cybersecurity regulations to continue to evolve and be costly to implement. Furthermore, we may need to increase or change our cybersecurity systems and expenditures to support expansion of sales into new industry segments or new geographic markets. If we violate or fail to comply with such regulatory or legislative requirements, we could be fined or otherwise sanctioned. Any such fines or penalties could be substantial and could have a material adverse effect on our business and operations.
Global Operations and Regulations
Since we operate internationally, operational, logistical, economic and/or political challenges in a specific country or region could negatively affect our revenue, costs, expenses and financial condition or those of our channel partners and distributors.
International growth is a significant aspect of our business strategy. We currently do business in approximately 180 countries with a significant amount of our sales and customer support operations and significant amounts of our R&D activities conducted in countries outside of the U.S. We also depend on non-U.S. operations of our contract manufacturers and our channel partners. For the nine months ended June 30, 2022, we derived 45% of our revenue from sales outside of the U.S., with the most significant portions generated from Germany, the United Kingdom and Canada. In addition, the vast majority of our contract manufacturing takes place outside the U.S., primarily in southern China.
Accordingly, our results could be materially and adversely affected by a variety of uncontrollable factors relating to international business operations, including:
•economic conditions and geopolitical developments, such as the Russia/Ukraine conflict and the related sanctions and export controls imposed by the U.S., UK and the EU on certain industries and Russian parties, as well as any responses by the Russian government;
•tariffs, changes to significant trading relationships, the negotiation of new or revised international trade agreements and retaliatory efforts as a result of trade restrictions, constraints and prohibitions, such as the U.S. China trade dispute and the EU’s position on humanitarian rights towards countries or territories in the Middle East, Africa and Asia;
•political or social unrest, economic instability or corruption or sovereign debt risks in a specific country or region;
•laws and regulations, both international and local, related to trade compliance, anti-corruption and anti-bribery (such as the Foreign Corrupt Practices Act of 1977), information security, data privacy and protection, labor, environmental protection (including new laws and regulations related to climate change) and other legal and regulatory requirements, some of which may affect our ability to import products to, export products from, or sell our products in various countries or affect our ability to procure components;
•protectionist and local security legislation;
•difficulty in enforcing intellectual property rights, such as protecting against the counterfeiting of our products;
•less established legal and judicial systems necessary to enforce our rights, especially related to our intellectual property;
•relationships with employees and works councils, as well as difficulties in finding qualified employees, including skilled design and technical employees, as companies expand their operations offshore;
•high levels of inflation and currency fluctuations;
•unfavorable tax and currency regulations;
•military conflict, terrorist activities and health pandemics or similar issues;
•deterioration of relations between China and Taiwan could disrupt our manufacturing operations;
•future government shutdowns or uncertainties which could affect the portion of our revenues which comes from the U.S. federal government sector;
•natural disasters, such as earthquakes, hurricanes, floods or other events or effects of global climate change, anywhere we and/or our channel partners and distributors have business operations; and
•other matters in any of the countries or regions in which we and our contract manufacturers and business partners currently operate or intend to operate, including in the U.S.

In addition, we have agreed to provide financial support to certain of our foreign subsidiaries and if those agreements expire and/or are not renewed, those subsidiaries' ability to operate could be negatively impacted, which in turn could adversely affect our ability to execute our business plans in those jurisdictions.
Any or all of these factors could materially adversely affect our business, operating results or financial condition.
Our business has been affected by the military operation launched by Russia against Ukraine.
The military operation launched by Russia against Ukraine created economic and security concerns that have had and will likely continue to have an impact on regional and global economies and, in turn, our business. Sanctions and other retaliatory measures have been taken, and could be taken in the future, by the U.S., EU and other jurisdictions which severely limit our ability to conduct commercial activities with Russian companies, organizations and individuals on the U.S.’s List of Specially Designated Nationals, some of which are Avaya customers. Under current restrictions we cannot provide certain services to customers in Russia, and as a result, as we comply with all applicable sanctions, we are unable to fulfill certain of our existing contractual obligations to customers in Russia, nor can we pursue or commence new maintenance and support arrangements in Russia.
Although the Company’s financial results were not materially impacted by the conflict and related retaliatory measures, revenue from Russia for the nine months ended June 30, 2022 was $37 million, compared to $43 million for the nine months ended June 30, 2021. Prolonged hostilities could exacerbate the overall effects of the conflict on our Company, both in the region and in other markets where we do business. The conflict has led to increased global economic uncertainty as a result of its effects on oil and gas prices, supply chain delays and freight costs and the impact sanctions have had on the region and eastern Europe. While it is impossible to predict how long the ongoing conflict will impact regional and global economies, these conditions and restrictions could materially and adversely affect our operations, supply chain and financial results.
We rely on third parties to provide certain data hosting services to us or to our customers, and interruptions or delays in those services could harm our business.
Our cloud-based solutions rely on uninterrupted connection to the Internet through data centers and networks. To provide such service for our customers, we utilize data center hosting facilities located in the U.S. and the EU, as well as in our Asia Pacific region and our Central America and Latin America regions. We are also increasingly using facilities provided by Google, Amazon, Microsoft and Equinix as we continue to migrate our portfolio of products and services to cloud solutions. We do not control the operation of these facilities, and they are vulnerable to service interruptions or damage from floods, earthquakes, fires, power loss, telecommunications failures and similar events.
These facilities, whether owned and operated by us or a third-party, are subject to acts of vandalism or terrorism, sabotage, similar misconduct and/or human error. If any of these data centers and networks cease operations, we would need to migrate our solutions and our customers to other providers. However, we cannot be sure we will be able to find a new provider in a timely manner and even if we do find a new provider we cannot be sure the terms offered will be acceptable to us. The occurrence of these or other unanticipated problems at these facilities could result in lengthy interruptions in the ability to use our solutions efficiently or at all, which could harm our business, operating results and financial condition.
If we do not comply with certain telecommunications or other rules and regulations, we could be subject to enforcement actions, fines, loss of licenses and possibly restrictions on our ability to operate or offer certain of our services.
Certain of our cloud-based communications and collaboration solutions are regulated in the U.S. by the Federal Communications Commission and various state and local agencies, and across the globe by governments of various foreign countries. For instance, we are subject to existing or potential regulations relating to security, privacy, consumer protection, protection of customer information, disability access, porting of numbers, Universal Service and Telecommunications Relay Service Fund contributions, emergency access, robocalling mitigation, law enforcement intercept and other requirements. We are required to pay state and local 911 fees and contribute to state universal funds in states that assess interconnected Voice over Internet Protocol (“VoIP”) services. The expansion of telecommunications regulations in the U.S. to our non-interconnected VoIP services could result in additional federal and state regulatory obligations and taxes.
In addition, we are subject to similar laws and regulations in the countries where we offer services and expect that as our business continues to grow internationally we will become subject to additional requirements. As many of these laws and regulations are new, such as the European Electronics Communications Code which regulates electronic communications networks and services in the EU, their applicability to Avaya’s solutions, their interpretation and related enforcement practices are not certain. Such new laws and regulations may conflict with other rules and/or be subject to differing interpretations; therefore, these laws and regulations may negatively impact our ability to offer services and our cost to deliver services in these countries, and it is possible that we or our products or solutions may not be compliant with each applicable law or regulation.
We may also be impacted by new laws and regulations related to environmental sustainability (including climate change), human rights and product certification, which may require increased disclosures and/or actions by us or our customers, partners, vendors and/or suppliers. If we do not comply with applicable federal, state, local and foreign rules and regulations, we could be subject to enforcement actions, fines, loss of licenses and possible restrictions on our ability to operate or offer certain of our solutions or we could be subject to requirements to modify certain solutions, which could have a material adverse effect on our operating results and financial condition. Moreover, changes in telecommunications requirements, regulatory requirements in other industries in which we operate now or in the future, and/or new legal and regulatory requirements, could have a material adverse effect on our business, operating results and financial condition even though such regulations may not directly apply to our business.
Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business, operating results and financial condition.
There have been significant changes in U.S. trade policies, tariffs, sanctions and treaties affecting imports and exports and additional policy changes are possible in the future. For example, in 2022, the U.S. mandated restrictions that limit our ability to support individuals and companies in Russia, thereby significantly reducing our operations within the territory. Changes in U.S. trade policy may continue to result in one or more foreign governments adopting responsive trade policies that make it more difficult, costly and/or significantly constrain our ability to transact within those countries.
We cannot predict the extent to which the U.S. or other countries will impose new or additional quotas, sanctions, duties, tariffs, taxes or other similar restrictions upon the import or export of our products in the future. Such actions or other governmental action related to trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers and the U.S. economy, which in turn could have a material adverse effect on our business, operating results and financial condition.
Risks Related to Our Financial Results
We recorded a significant charge to earnings as a result of our goodwill and intangible assets becoming impaired. If our intangible assets become further impaired, we may be required to record a significant charge to earnings.
The Company’s intangible assets are principally composed of technology and patents, customer relationships and trademarks and trade names. Goodwill and intangible assets with indefinite lives are tested for impairment on an annual basis and also when events or changes in circumstances indicate that impairment may have occurred. Intangible assets with determinable lives are tested for impairment only when events or changes in circumstances indicate that an impairment may have occurred. Determining whether an impairment exists can be difficult and requires management to make significant estimates and judgments. During the nine months ended June 30, 2022, the Company recorded a goodwill impairment charge of $1,471 million, which represented the full carrying amount of the Company’s goodwill, and an indefinite-lived intangible asset impairment charge of $114 million, primarily due to a reduction in the Company's outlook to reflect the observed earnings shortfall which was caused primarily by a slowdown in the pace and trajectory of customer migration to the Company's subscription hybrid offering and an increase in the discount rate to reflect increased risk from higher market uncertainty. As of June 30, 2022, the Company has $1,886 million of intangible assets on its Condensed Consolidated Balance Sheet. The Company incurred an incremental indefinite-lived intangible asset impairment charge of $32 million during the three months ended September 30, 2022, and an indefinite-lived intangible asset impairment charge of $9 million during the three months ended December 31, 2022.
To the extent that business and/or economic conditions deteriorate further, or if changes in key assumptions and estimates differ significantly from management’s expectations, it may be necessary to record impairment charges in the future. A future impairment charge could have a material adverse effect on our business, financial condition and results of operations. See Note 4, “Goodwill and Intangible Assets, net,” to our Condensed Consolidated Financial Statements for additional information.
Shifts in the mix of sizes or types of organizations that purchase our solutions or changes in the components of our solutions purchased by our customers could affect our gross margins and operating results.
Our gross margins and our operating results can vary depending on numerous factors related to the implementation and use of our solutions, including the sizes and types of organizations that purchase our solutions, the mix of software and hardware they purchase and the level of professional services and support they require. We provide our solutions to a broad range of companies, from small businesses to large multinational enterprises and government organizations. Sales to larger enterprises generally result in greater revenue but may take longer to negotiate and finalize than sales to small businesses. Conversely, sales to small businesses may be faster to execute than sales to larger enterprises, but they may involve greater credit risk and fewer opportunities to sell additional services. Moreover, we have evolved from a traditional telecommunications hardware company into a software and services company, focused on expanding our cloud- and mobile-enabled contact center, unified communications and innovative next-generation workflow automation solutions. While we have seen an improvement in our gross margins and operating results as the proportion of our revenue derived from software solutions increases, that might not always be the case. If we do not build our roster of customers for software solutions and increase the scale of our cloud-enabled software sales, we might not recognize the higher margins anticipated in our business plan. Overall, if the mix of companies that purchase our solutions, the mix of the manner of purchase of our solutions (i.e., subscription v. perpetual license) or the mix of solution components purchased by our customers changes unfavorably, our revenues and gross margins could decrease and our operating results could be harmed.
Levels of returns on pension and post-retirement benefit plan assets, changes in interest rates and other factors affecting the amounts to be contributed to fund future pension and post-retirement benefit plan liabilities could adversely affect our cash flows, operating results and financial condition in future periods.
We sponsor a number of defined benefit plans for employees in the U.S., Canada, and various foreign locations. Pension and other post-retirement plan costs and required contributions are based upon a number of actuarial assumptions, including an expected long-term rate of return on pension plan assets, level of employer contributions, the expected life span of pension plan beneficiaries and the discount rate used to determine the present value of future pension obligations. Any of these assumptions could prove to be wrong, resulting in a shortfall of our pension and post-retirement benefit plan assets as compared to our obligations under our pension and post-retirement benefit plans. Future pension funding requirements, and the timing of funding payments, may also be subject to changes in legislation.
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
We operate several defined benefit plans in Germany (collectively, the “German Plans”). Under the German Plans, which were closed to new members in 2006, retirees generally benefit from the receipt of a perpetual annuity at retirement, based on their years of service and ending salary. The total projected benefit obligation is based on actuarial valuations, which themselves are based on assumptions and estimates about the long-term operation of the plans, including mortality rates of members, the performance of financial markets and interest rates. Our funding requirements for future years may increase from current levels depending on the net liability position of these plans. In addition, if the actual experience of the plans differs from our assumptions, the net liability could increase and additional contributions may be required. Changes to pension legislation in Germany may also adversely affect our funding requirements. Increases in the net pension liability or increases in future cash contributions could have a material adverse effect on our cash flows, operating results and financial condition.
We have substantial debt and may be unable to generate sufficient cash flows from operations to meet our debt service and other obligations.
As part of the Plan, we restructured our balance sheet which included the incurrence of substantial debt. On the Emergence Date, the DIP Term Loan converted on a dollar-for-dollar basis into a term loan under a senior secured exit term loan facility and the Company incurred an additional $310 million under the facility (including amounts incurred pursuant to a rights offering) for an aggregate principal amount of $810 million (the "Exit Term Loan", such facility, the "Exit Term Loan Facility") and the DIP ABL Facility converted on a dollar-for-dollar basis into a senior secured exit asset-based revolving loan facility (the "Exit ABL Loan", such facility, the "Exit ABL Loan Facility").
Our ability to generate sufficient cash flows from operations to make payments for scheduled debt service and other obligations depends on a range of economic, competitive and business factors, many of which are outside of our control. Weakness in global economic conditions could exacerbate these risks. Our business may generate insufficient cash flows from operations to meet our debt service and other obligations. To the extent our cash flow from operations is insufficient to fund our debt service and other obligations, we may be forced to reduce or delay investments and capital expenditures or seek additional capital or restructure or refinance our indebtedness. For instance, we were previously forced to take actions to restructure and refinance our indebtedness and other obligations and there can be no assurance that we will be able to meet our scheduled debt service and other obligations in the future.
Our inability to generate sufficient cash flows to satisfy our outstanding debt and other obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our results of operations, financial condition and business.
General Risk Factors
Our ability to retain and attract executives and other key personnel is critical to the success of our business and execution of our growth strategy.

The success of our business depends on the skill, experience and dedication of our employee base. If we are unable to recruit sufficiently experienced and capable executives and employees, including those who can help us increase revenues generated from our cloud-based solutions and services, our business and financial results may suffer. Experienced and capable employees in the technology industry remain in high demand, and there is continual competition for their talents. Challenges in the labor market, such as labor shortages particularly in the U.S. and changes to U.S. immigration policies that restrain the flow of professional and technical talent, may harm our ability to attract key personnel, including R&D staff. Our recent financial performance, including our Emergence, and perceptions about our business in the market may also make it more difficult for us to compete for appropriate talent, putting us at a competitive disadvantage as we seek talent.
While we strive to maintain our competitiveness in the marketplace, there can be no assurance that we will be able to successfully retain and attract the employees that we need to achieve our business objectives.
Our future performance and business success also relies on the continued service and contributions of our senior management and other key personnel. If managers or other key personnel resign, retire or are terminated, or their service is otherwise interrupted, our business, financial condition or results of operations could be harmed. We may also have difficulty replacing them in a timely manner and we could experience significant declines in productivity and/or errors due to insufficient staffing or managerial oversight. Moreover, turnover of senior management and other key personnel might adversely impact, among other things, our operating results, our customer relationships and could lead us to incur significant expenses related to executive transition costs that may impact our operating results.
Business and/or supply chain interruptions, whether due to catastrophic disasters or other events, could adversely affect our operations.
Our operations and those of our contract manufacturers and outsourced service providers are vulnerable to interruption by fire, earthquake, hurricane, flood or other natural disasters, power loss, computer viruses, computer systems failure, telecommunications failure, pandemics, quarantines, national catastrophe, terrorist activities, war and other events beyond our control. Some of these interruptions are natural disasters which may occur more frequently or with greater intensity due to global climate change. Our disaster recovery plans may not be sufficient to address these interruptions. If any disaster were to occur, our ability and the ability of our contract manufacturers and outsourced service providers to operate could be seriously impaired and we could experience material harm to our business, operating results and financial condition. Because our ability to attract and retain customers depends on our ability to provide customers with highly reliable service, even minor interruptions in our operations could harm our reputation as a reliable solutions provider. In addition, the coverage or limits of our business interruption insurance may not be sufficient to compensate for any losses or damages that may occur.
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
If we are unable to achieve our cost-reduction goals or we experience another earnings shortfall, we may have to perform additional cost-reduction measures such as a further reduction in force.
In September 2022, in connection with our efforts to reduce costs, we authorized a reduction in force. We believe this action was necessary to streamline our organization and align our workforce with our operational strategy and cost structure. However, these expense reduction measures have and may continue to yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond our intended reduction-in-force, a reduction in morale among our remaining employees and the risk that we may not achieve the anticipated benefits, all of which may have an adverse effect on our results of operations or financial condition.
In addition, although positions have been eliminated, the duties performed in these positions remain, particularly with respect to our legal, financial and accounting functions, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees or to external service providers. We may also discover that the reductions in workforce and cost cutting measures will make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. Our failure to successfully accomplish any of the above activities and goals may have a material adverse impact on our business, financial condition and results of operations.
If we are required to perform a further reduction in headcount, this could adversely impact employee retention and morale, including through a loss of continuity, and a loss of accumulated knowledge and/or inefficiency during transitional periods. Laid-off employees could also make claims against us for additional compensation, causing us to incur additional expense. A reduction could also adversely impact our reputation as an employer and could make it difficult for us to hire new employees in the future.
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
We have a thorough credit process for extending credit limits to our customers, which considers the financial profile of our end user customers in addition to that of the direct customer, distributor or channel partner. We evaluate numerous factors in extending credit, which may include credit ratings, financial performance and discussions with customers. Despite our robust processes, our exposure to the credit risks relating to these activities may increase if our customers are adversely affected by periods of economic uncertainty or a global economic downturn. For instance, inflationary pressures and the interest rate increases by central banks around the world to temper inflation could affect our clients’ businesses and borrowing costs, which in turn would impact their ability to make payments to us. Future losses related to the Russia/Ukraine conflict or current global economic conditions, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition.
The Company could be subject to changes in its tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities, which could have a material and adverse impact on the Company’s operating results, cash flows and financial condition.
The Company conducts its business in the U.S. and numerous foreign jurisdictions which have complex and varying tax laws. Due to economic and political conditions, tax rates and tax laws in various jurisdictions including the U.S. may be subject to change. The Company’s future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws or their interpretation. In addition, if revenue or taxing authorities disagree with our determination of the Company’s taxes owed, we could be required to pay additional taxes, interest and penalties, which may negatively impact our results of operations, cash flow and profitability of the Company.
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
We are a global company with significant international operations and we transact business in many currencies. The majority of our revenues and expenses are denominated in U.S. dollars. However, we are exposed to foreign currency exchange rate fluctuations related to certain revenues and expenses denominated in foreign currencies. Our primary currency exposures relate to net operating expenses denominated in the Euro, Indian Rupee and Mexican Peso. These exposures may change over time as business practices evolve and the geographic mix of our business changes.
In addition, a portion of our borrowings bear interest at variable rates exposing us to interest rate fluctuation risks. Therefore, we are subject to risk from changes in interest rates on the variable component of those rates. As a result of the significant global inflationary environment, central banks across the globe have continued to increase interest rates in the past year, which can lead to an increase in interest expense under variable rate borrowings. We had $1,543 million of variable rate loans outstanding as of June 30, 2022. From time to time we use derivative instruments to hedge foreign currency risks associated with certain monetary assets and liabilities, primarily accounts receivable, accounts payable and certain intercompany obligations, as well as to hedge risks associated with changes in interest rates. The measures we have taken to help mitigate these risks are discussed in Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” of our Condensed Consolidated Financial Statements on Form 10-Q. However, any attempts to hedge against foreign currency exchange rate and/or interest rate fluctuation risk may be unsuccessful and result in an adverse impact to our operating results, financial condition and cash flows.
Our reputation and/or business could be negatively impacted by ESG matters and/or our reporting of such matters.
Regulators, investor advocacy groups, investment funds and other stakeholders are increasingly focused on environmental, social and governance (“ESG”) matters and have placed increasing importance on the non-financial impacts of their investments. Standards for tracking and reporting ESG matters continue to evolve, and our business may be impacted by new laws, regulations or investor criteria in the U.S., Europe and around the world related to ESG.
Certain of our institutional investors use third-party benchmarks or scores to measure a company’s ESG practices in an increasingly broad set of matters including but not limited to, environmental sustainability (including climate change), human capital, labor, product certification and risk oversight. Such scoring and examination may expand the nature, scope and complexity of matters that we are required to control, assess and report. In addition to potential impacts on our operations, the cost of complying with such scrutiny by institutional investors as well as any new laws and regulations, including building appropriate compliance and reporting functions within our company, could be significant. If our ESG practices do not meet the standards set by these stakeholders, they may choose not to invest in our common stock, or if our peer companies outperform us in their ESG initiatives, potential or current investors may elect to invest with our competitors instead of with us.
Avaya, like other companies, is subject to potential climate-related risks and costs such as those resulting from severe weather events, prolonged changes in temperature, carbon taxes, emissions caps and increased environmental disclosures requested or required by clients, regulators and others. As our required and voluntary disclosures about ESG matters grow, we may be criticized for the accuracy, adequacy or completeness of such disclosures. Our ESG-related events and regulatory requirements, and uncertainty about them, could materially affect the sales of our products and services.
In addition, we intend to set certain ESG-related initiatives, goals and/or commitments regarding environmental matters, diversity and other matters. Our intention to set certain ESG-related initiatives and goals reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. These initiatives, goals, or commitments could result in unexpected expenses, changes in our relationships with strategic partners, distributors and third-party service providers, loss of revenue or business disruption. We could fail to achieve, or may be perceived to fail to achieve, ESG-related initiatives, goals or commitments and we may be criticized for the timing, scope or nature of these initiatives, goals or commitments, or for any revisions to them. Our actual or perceived failure to achieve our ESG-related initiatives, goals or commitments could negatively impact our reputation or otherwise materially harm our business.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under Note 18, "Commitments and Contingencies," to the unaudited interim Condensed Consolidated Financial Statements is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
The following table provides information with respect to purchases by the Company of shares of common stock during the three months ended June 30, 2022:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under Plans or Programs(2)(3)
April 1 - 30, 2022	74,778	$11.7500	—	$147,473,425
May 1 - 31, 2022	70,441	$6.3605	—	$147,473,425
June 1 - 30, 2022	—	$—	—	$147,473,425
Total	145,219	$9.1357	—
(1)All purchases represent shares of common stock withheld for taxes on restricted stock units that vested.
(2)The Company maintained a warrant repurchase program which authorized it to repurchase the Company's outstanding warrants to purchase shares of the Company's common stock for an aggregate expenditure of up to $15 million. The Company's 2017 Emergence Date Warrants expired on December 15, 2022, and none of the 2017 Emergence Date Warrants were repurchased.
(3)The Company maintained a share repurchase program which authorized it to repurchase the Company's common stock for an aggregate expenditure of up to $500 million. The repurchases were to be made from time to time in the open market, through block trades or in privately negotiated transactions. Upon implementation of the Plan, the common stock was canceled.

Item 3.	Defaults Upon Senior Securities
See Note 1, "Background and Basis of Presentation," and our current report on Form 8-K filed with the SEC on February 14, 2023 for a description of our previously disclosed defaults under our Pre-Petition Debt Instruments.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of Alan B. Masarek pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Amy O'Keefe pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Alan B. Masarek pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Amy O'Keefe pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAYA HOLDINGS CORP.

By:	/s/ AMY O'KEEFE
Name:	Amy O'Keefe
Title:	Executive Vice President and Chief Financial Officer
September 8, 2023