Form 10-K
period 2022-09-30
Avaya Holdings Corp.
filed 2023-09-08
CIK 1418100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the registrant's Common Stock held by non-affiliates on March 31, 2022, the last business day of the registrant's most recently completed second quarter, was $1,066 million.
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
This Annual Report on Form 10-K (this "Annual Report") contains the registered and unregistered trademarks or service marks of Avaya and are the property of Avaya Holdings Corp. and/or its affiliates. This Annual Report on Form 10-K also contains additional trade names, trademarks or service marks belonging to us and to other companies. We do not intend our use or display of other parties' trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.
Explanatory Note
As previously disclosed in the Company’s NT 10-K (the “12b-25”) filed with the U.S. Securities & Exchange Commission (the “SEC”) on November 30, 2022, the Company was not able to timely file its annual report on Form 10-K because the audit committee (the “Audit Committee”) of the Company’s board of directors was conducting internal investigations to review, among other things, the circumstances surrounding the Company’s financial results for the quarter ended June 30, 2022 and items related to a whistleblower claim. The Audit Committee has completed its planned procedures with respect to its investigations and continues to cooperate with the SEC's ongoing investigation, which could require additional procedures to be
i

performed. The results of the investigations are disclosed in Note 1, "Background and Basis of Presentation," to the Company's Consolidated Financial Statements. Additionally, the Company has completed its impairment assessment of its long lived assets, including its intangible assets. The Company has also determined that its internal control over financial reporting is not effective as of September 30, 2022 as a result of material weaknesses disclosed in Item 9A.
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
After the Petition Date, following the effectiveness of a Form 25-NSE and the filing of post-effective amendments to outstanding registration statements to remove unsold securities, the Company filed a Form 15 with the United States Securities and Exchange Commission (the "SEC") to deregister its Common Stock under the Securities Exchange Act of 1934 (the “Exchange Act”) and to suspend its reporting obligations pursuant to Section 15(d)(1) of the Exchange Act, because the Company had less than 300 holders of record of each class of securities to which Securities Act registration statements related at the beginning of its 2023 fiscal year. The Company is filing this report to comply with its obligations to file all reports required to be filed with the SEC not filed prior to the filing of the Form 15.
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
The forward-looking statements included herein are based upon our assumptions, estimates and beliefs and involve judgments with respect to, among other things, future economic, competitive and market conditions, the anticipated impact of our previously announced cost-cutting initiatives and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and may be affected by a variety of risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Risks, uncertainties and other factors that may cause these forward-looking statements to be inaccurate include, among others: the effect of Emergence (as defined below) on our business; the sufficiency of the Exit Term Loan Facility and the Exit ABL Facility for our future liquidity needs; our ability to continue implementing operating efficiencies and technical developments; our ability to capitalize on the reorganization and emerge as a stronger and more competitive enterprise; potential adverse effects of the Emergence on the Company's operations, third-party relationships and employee attrition; the impact and timing of any cost-savings measures and related local law requirements in various jurisdictions; the effectiveness of our internal control over financial reporting and disclosure controls and procedures, and the potential for additional material weaknesses in our internal controls over financial reporting or other potential weaknesses of which we are not currently aware or which have not been detected; the impact of litigation and regulatory proceedings; the findings of the Audit Committee’s investigations; the impact of litigation and regulatory proceedings; the impact and timing of any cost-savings measures; and the risks and other factors discussed in Part I, Item 1A, "Risk Factors," and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," to this Annual Report on Form 10-K.
All forward-looking statements are made as of the date of this Annual Report on Form 10-K and the risk that actual results will differ materially from the expectations expressed in this Annual Report will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this Annual Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Annual
ii

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
Our Company
Avaya is a global leader in communications products, solutions and services for businesses of all sizes, delivering technology predominantly through software and services. We enable organizations worldwide to succeed by creating intelligent communications experiences for their employees and their customers. Avaya is building innovative open, converged contact center ("CC") and unified communications and collaboration ("UCC") software solutions to enhance and simplify communications and collaboration in the cloud, on-premises or as a hybrid of both. We offer hardware and gateway solutions, including devices that enhance collaboration and productivity, and position organizations to incorporate future technological advancements.
Our experienced team of professionals delivers award-winning services from initial planning and design, to seamless implementation and integration, to ongoing managed operations, optimization and support. We also help clients customize and personalize our software solutions to address their specific needs.
Businesses are built by the experiences they provide, and Avaya solutions deliver millions of those experiences globally every day. With an install base including many of the largest enterprise customers with the most complex needs, Avaya is shaping the future of businesses and workplaces, with innovation and partnerships that power tangible business results. Our communications solutions power tailored, effortless customer and employee experiences that enable our clients to effectively engage and interact with each other and with their customers.
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
•Contact Center: Avaya’s industry-leading contact center solutions enable clients to build a customized portfolio of applications to drive stronger customer engagement and higher customer lifetime value. Our reliable, secure and scalable communications solutions include voice, email, chat, social media, video, workforce engagement and third-party integration that can improve customer service and help companies compete more effectively. Avaya delivers CCaaS solutions for cloud deployment, and we continue to support enterprises with world-class premises-based solutions and add new value by complementing this highly dependable infrastructure with new capabilities from the cloud. The Avaya Experience Platform™ is our cloud contact center solution that helps organizations deliver immersive, memorable, and personalized customer experiences across all connected touchpoints. It brings together advanced capabilities -- including AI speech analytics and noise removal, attribute-based routing, and automation and self-service -- and brings together teams, resources, and insights to maximize contact center performance and experiences. We continue to integrate AI and automation capabilities into our portfolio, providing our clients a deeper understanding of their customers’ needs with a robust and secure platform.
•Unified Communications: Avaya communications and collaboration solutions support hybrid working environments, empowering teams with fast, always-on continuous collaboration from anywhere. Employees can communicate in context with better access to communication tools and better quality of communications to help deliver greater business impacts.
Avaya multi-tenant cloud-based UCaaS solutions integrate chat, file sharing and task management with real-time collaboration including calling, meetings and content sharing for distributed team productivity. Avaya offers Avaya Cloud Office by RingCentral ("Avaya Cloud Office" or "ACO") in partnership with RingCentral, Inc. ("RingCentral"), giving customers looking to replace outdated or disparate legacy telephony systems with a simple, all-in-one cloud communications solution. Our on-premises UC solutions, IP Office for midmarket and Avaya Aura for enterprise, continue to deliver high reliability and functionality that is preferred in a variety of situations.
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
Deployment Options and Capabilities
Avaya is transforming to become a leader in communications software and platforms delivered as a service, offering a base set of capabilities on which our clients can build custom and personalized integrations. Cloud and Software-as-a-Service (“SaaS”) models generally refer to the products and services that allow organizations to move from owning, managing and running solutions to paying only for the capabilities they need. Avaya provides an option for customers to access Avaya software and solutions across CC and UCC, and customize as they see fit.
Avaya offers the full spectrum of deployment options, including via private cloud/dedicated instance, multi-tenant public cloud, hybrid cloud, as well as on-premises. This enables organizations to deploy our solutions in the way that best serves their business requirements and complements their existing investments, while moving with the speed and agility they require.
Avaya Solutions, delivered as a Private, Public, Hybrid or On-Premises Solution
•Private cloud/dedicated instance: Communication services are delivered to customers via its own dedicated instance of the software, which are deployed and operated in hyperscaler environments like Microsoft Azure and Google Cloud for greater scalability and cost-effectiveness.
•Public cloud/multi-tenant: Communications services are delivered to the business via a shared instance of the software on a shared platform.
•Hybrid cloud: Communications capabilities can be added to existing premises-based communications investments, or be consumed from either our dedicated instance or multi-tenant cloud offers. Hybrid solutions can be challenging. Avaya is uniquely positioned to deliver cloud services on top of premises-based solutions, given our deep expertise and successful history of supporting the most complex large enterprise, multinational and government needs globally, allowing our customers to innovate without disruption as they migrate to the cloud on the pace and path that fits their needs.
•On-Premises: While a growing portion of our business is transitioning to our private, public and hybrid cloud deployment models, many customers have business models and/or requirements that mandate a premises-based infrastructure. We will therefore continue to support these solutions via perpetual software licensing and subscription-based models.
Avaya solutions are addressing the convergence of private and public cloud deployments observed across the industry. Used in conjunction with our private/dedicated instance cloud solutions, a customer can take advantage of public cloud capabilities to cost-effectively add value at the edge of their network. Sales of technology through Avaya public cloud solutions are primarily included within the Company's Products segment and sales of technology through the Company's private cloud solutions are primarily recorded within Enterprise Cloud and Managed services in the Company's Services segment.
Avaya’s investments in data-driven automation mean that if an organization needs to deploy an advanced, integrated, value-focused solution via a private cloud but needs it deployed quickly, Avaya can deliver on the requested timeline. The benefit to the organization is “always available” access to the latest capabilities and innovation, quickly and at scale.
Avaya Subscription Licensing
A subscription licensing model can help customers begin their journey to the cloud by changing from an ownership model for existing on-premises solutions to a usage model with monthly or annual subscription payments. This approach not only provides access to the latest software, it simplifies ordering and payment, as the customer only pays for the software and solutions that they need as opposed to buying an off-the-shelf solution that cannot be easily tailored to their needs. Revenue from the Avaya Subscription offering is primarily included within the Company's Services segment.
Avaya Cloud Migration
We believe our migration methodology differentiates us from many other cloud vendors in the market because our range of solutions and services positions us to meet customers where they are in their digital transformation journey, and innovate without disruption as they migrate to the cloud on the pace and path that fits their needs. Our approach also provides flexible options based on standardized methodologies, enterprise software expertise and a range of services and tools to help organizations along every step of their journey to the cloud, reducing transition complexities and risks.
The comprehensive Avaya portfolio and our development roadmap helps customers take advantage of public, private and hybrid cloud solutions and capabilities that meet their needs at any stage in their transformation journey.
Application Development and Integration
Along with off-the-shelf integration with frequently used business applications across an organization, Avaya’s converged communications platform simplifies the embedding of Avaya Cloud communications and collaboration capabilities into business applications, including customer relationship management and enterprise resources planning. Our open platform and Avaya Communications Application Programming Interfaces ("APIs") enable customers and third parties to work with Avaya to create customized engagement applications and to meet the unique operating requirements of a customer with unified communications and contact center capabilities including voice, video, messaging, meetings and more. Avaya also offers a cloud-based execution and test environment for developing proof-of-concept applications.

The Avaya Client Software Development Kit ("SDK") provides a developer-friendly set of tools that enables the building of innovative user experiences for vertical or business specific applications. Any functionality Avaya uses in its own clients and applications is available to developers through the SDK. Developers can mix and match functionality from both our CC and UCC solutions. All of this is supported by an extensive global partner ecosystem. These partners work with Avaya and our customers to test and certify their solutions to inter-work with Avaya to expand the value our solutions deliver.
Our Business
Our solutions address the needs of a diverse range of businesses, including large multinational enterprises, small and medium-sized businesses and government organizations. Our customers operate in a broad range of industries, including financial services, healthcare, hospitality, education, government, manufacturing, retail, transportation, energy, media and communications. We employ a flexible go-to-market strategy with direct or indirect presence in approximately 180 countries. As of September 30, 2022, we had more than 3,600 active channel partners and for fiscal 2022 our product revenue from indirect sales through our channel partners represented 65% of our total Products & Solutions segment revenue.
For fiscal 2022, 2021 and 2020, we generated revenue of $2,490 million, $2,973 million and $2,873 million, of which 31%, 33% and 37% was generated by Products & Solutions and 69%, 67% and 63% by Services, respectively. Revenue by business area is presented in the following table for the periods indicated:

	Fiscal years ended September 30,
(In millions)	2022	2021	2020
Products & Solutions:
Contact Center	$248	$309	$363
Unified Communications and Collaboration	529	683	710
	777	992	1,073
Services:
Professional Services	238	299	280
Enterprise Cloud and Managed Services	249	281	282
Global Support Services	1,226	1,401	1,238
	1,713	1,981	1,800
	$2,490	$2,973	$2,873
Our software revenue as a percentage of total consolidated revenue represented 64% for both fiscal 2022 and 2021 and 61% of total consolidated revenue for fiscal 2020. Our software revenue aggregates revenue across our two reporting segments. Software revenue includes subscription, public and private cloud, perpetual licenses and related software maintenance revenue. On-premises license revenue is included in Product & Solutions, while subscription and related software maintenance revenues are primarily included in Services.
One of our key focuses is increasing our software and recurring revenue — these include revenues from products and services that are delivered via the cloud, or as either recurring subscription-based software revenue, managed services, global support services, non-recurring perpetual-based software sales or delivered pursuant to multi-period contracts. Other revenues, which are generally non-recurring, consist of professional services and hardware devices, which is a smaller percent of our business, and non-recurring perpetual-based software and one-time professional services. Hardware predominantly consists of endpoints, which include phones, video conferencing equipment and headsets. Professional services include cloud migration and installation services, as well as project-based deployment, design and optimization services.
Avaya ARR (Annualized Recurring Revenue) provides a leading indicator into the software solutions driving our results. This metric is similar to what our industry peers report and reflects certain recurring components of Avaya's portfolio. Revenues reported as part of Avaya ARR include revenues from:
•Avaya Subscription
•Avaya Private Cloud
•Avaya CCaaS
•Avaya CPaaS
•Avaya DaaS (Device as a Service)
•Avaya Spaces

•Recurring revenues generated from Avaya Cloud Office
Avaya ARR does not include recurring revenues from Maintenance, Managed Services or Avaya Cloud Office one-time revenues.
In fiscal 2022, ARR was $896 million, compared to $530 million and $191 million reported for fiscal 2021 and 2020, respectively. The growth in ARR is primarily attributable to our customer’s continued migration from on-premise solutions to subscription and cloud based solutions. We believe the ARR, combined with our remaining performance obligations, provides a view into our long-term revenue growth potential and trajectory.
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
•Evolving hybrid work environments highlight the need for organizations to ensure consistent collaboration experiences in unpredictable situations, regardless of workers' locations or time zones. Avaya solutions are well positioned to enable this work-from-anywhere approach while maintaining security, reliability and scalability requirements.
•Businesses plan to modify their use of office space to accommodate hybrid and remote work. Modifications will include space reduction, implementing hot-desking and hoteling solutions and equipping shared spaces and meeting rooms for video conferencing with remote participants. Video conferencing and collaboration solutions are an integral part of the changing office environment.
The Rise of Artificial Intelligence:
•Automation through AI solutions is driving improved customer and employee experiences. Conversational AI infused in contact center solutions will improve operational efficiencies and customer experiences, leading to accelerated contact center platform replacements. AI enhancements also improve the meeting and collaboration experience between in-person and remote meeting participants. Video applications are increasingly being infused with virtual assistants, smart transcription and translation and facial recognition.
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
Our Market Opportunity
We believe that these trends create significant market opportunities for Avaya next-generation CCaaS, UCaaS and Workstream Collaboration solutions. Avaya offers customers a choice of deployment models including private cloud/dedicated instances, multi-tenant public cloud and premises-based solutions with a broad set of flexible licensing models. Other cloud vendors typically offer only one deployment model - multi-tenant public cloud. Avaya can meet its customers where they are in their cloud journey with a recurring subscription model and/or capabilities added over the top of existing systems. At the same time, we offer new capabilities that bring new value and guide them on a cloud migration path that fits their requirements.
We are pursuing a platform approach that we believe will result in enhanced market opportunity for Avaya, especially when coupled with our strategy to enable our customers to innovate without disruption. We see a significant segment of Avaya customers, particularly in large enterprise and government, that would experience tremendous disruption and risk in leaving behind their customized on-premises platform to fully move to cloud today—whether with Avaya or another vendor. Instead, we believe they prefer to expand their capabilities, rather than by starting anew. We are building solutions that "protect" those key elements of their existing solutions while providing additional functionality delivered via the cloud in a combined, hybrid solution. Most of our competitors cannot match that advantage. We see our ability to improve the user experience and add new value for existing customers while preserving the benefits of their existing systems as a significant driver of retention and growth.
Avaya intends to add further value by exposing APIs for our customers and partners. This enables them to customize and personalize their Avaya platforms, and complete purpose-built integrations with other third-party providers or enterprise systems, to enhance their productivity or improve their employee-to-employee or customer-to-agent interactions. With this, the technology partners in our ecosystem become another major differentiating strength, as they integrate to Avaya communications platforms and add value to our solutions for customers. We believe that the total available market for our solutions includes spending on one-time and recurring communications applications, upgrades and professional and support services to implement, maintain and manage these solutions, along with business devices that improve the application experience.
We are expanding our business in several of these areas, with CCaaS as our North Star. Through our software and subscription offers, we are also growing in the customer segments that we serve, particularly in large enterprises with more than 1,000 employees, as well as in midmarket enterprises with between 50 and 250 agents in the contact center market and between 100 and 1,000 employees using our communications and collaboration solutions. The growth opportunity in these markets comes from the need for enterprises to increase productivity and upgrade their contact center and unified communications and collaboration strategy to a more integrated approach to account for changing customer expectations and the accelerated hybrid work / "work from anywhere" trends, increased mobility, and the demand for seamless experiences across multiple communications channels. In response to these needs, we expect that aggregate total spending on CC, UCC, services and support and enterprise cloud and managed services to grow, with the majority of growth coming from cloud services.
Although the decision makers for our solutions and services have traditionally been senior IT leadership, our research finds that buying decisions are being influenced by business units and the broader C-suite, including Chief Executive Officers ("CEOs"), Chief Marketing Officers ("CMOs") and Chief Digital Officers ("CDOs"). These executive officers have become more involved as digital transformation has expanded beyond the data center and IT infrastructure to encompass lines of business operations and customer experiences. CEOs, CMOs and CDOs are recognizing growing customer and employee demand for better interactions across multiple channels of their choosing, and they see an opportunity to differentiate their companies and lines of business by delivering a superior customer experience.
We believe that due to the increasing importance of technology as both an internal and external-facing presence of the enterprise, as well as the high stakes of data breaches and similar cyber-security events, CEOs are increasingly engaged in the decision-making process. CMOs and CDOs are gaining additional budget authority as they are tasked with improving customer experience. We believe that because of the shifts in decision-making roles, the focus of customer experience solutions should be to provide businesses with better ways to engage with end users securely across multiple platforms and channels, creating better customer experiences, and ultimately, higher revenues for the business.
In our experience, decision makers have three critical priorities:
•Leverage existing technology infrastructure while positioning for the future: The speed at which new technology enters the market is challenging for companies to rapidly adopt and deploy. We believe this pressure creates strong demand for scalable systems that do not require enterprise-wide overhauls of existing technology to implement newer solutions and technologies. Instead, it favors incremental, flexible, extensible technologies that are easy to adopt and compatible with existing infrastructures.
•Shift to cloud-based solutions: Companies today seek technology that helps them lower Total Cost of Ownership and increase deployment speed and application agility, including a variety of public, private and hybrid cloud solutions. They are also shifting away from a complex, proprietary capital-intensive consumption model to one that is more flexible and efficient in gaining access to the latest technology.
•Manage the reliable and secure integration of an increasing number and variety of devices and endpoints: Today, business users leverage laptops, smartphones and tablets just as often as – if not more often than – desk-based devices. The ability to communicate seamlessly and securely across devices, applications and endpoints must be managed as part of an integrated communications infrastructure.
Customers are also looking for faster proof points, whether that is in the context of limited trials or pilots, and they want to innovate quickly to learn fast from what went well and what did not, and incorporate those learnings.
Our Strategy
We believe we have positioned Avaya as a leader in cloud-based communications solutions by:
•Defining innovation in our core market segments by partnering and delivering powerful AI-enabled cloud communications solutions, with CCaaS clearly established as our North Star.
•Winning with global services capabilities that support customer cloud adoption and drive expansion.
•Activating, converting and transforming our installed base, enabling them to innovate without disruption. We will help our enterprise customers add new value by deploying cloud capabilities over the top of their existing premises-based solutions, on a pace and path that meets their unique needs.
In addition, Avaya intends to:
•Expand Sales within Existing Customers and Pursue New Customers: We have a significant opportunity to increase sales to our existing customers with our platform approach and strategy to enable them to add new cloud capabilities and migrate without disruption. Our market leadership, global scale and extensive customer interaction, including at the C-suite level, supports our Avaya portfolio, creating a strong software platform from which to drive and shape the evolution of enterprise communications. We have strong credibility with our customers, which provides us with a competitive edge as our customers make the transition to the cloud. Additionally, our CCaaS solutions and Avaya Cloud Office increase the potential for acquiring new customers.
Our solutions are both HIPAA and PCI DSS (Payment Card Industry Data Security Standard) compliant as we believe the ability to service the healthcare and pharmaceuticals industries, as well as merchants that accept credit cards, significantly expands our potential customer base and total addressable market. These certifications allow for market penetration into what are otherwise restrictive and difficult markets.
•Re-align and simplify Avaya go-to-market, and support structures: We will streamline our operating structure internally to align with the products and services that will deliver the greatest value to our customers — and therefore to our partner ecosystem and to Avaya.
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
•Adjust Sales and Distribution Capabilities to Customer Needs: Our flexible go-to-market strategy consists of both a direct sales force and an indirect sales force through our alliances and channel partners, which enables us to reach customers across industries and around the globe. We believe our channel partner network is a valuable competitive differentiator based on our brand and long history of fostering a robust channel sales go-to-market motion. We intend to continue to align our channel partners and sales forces to optimize their market focus and better serve vertical segments. We provide our channel partners, including Technology Service Distributors (TSDs) and sales agents, with training, marketing programs and technical support that helps to further differentiate our offerings from those of our competitors. These agents are our primary distribution channel for small to midmarket customers. Under our Technology Service Distributor program, small to midmarket sales agents connect prospective customers with our direct sales force. The Avaya team then handles the transaction from contracting and partnering with the customer to determine what services are appropriate to ultimately managing and billing the customer for the Avaya services provided. The Technology Service Distributor program provides an option that rounds out the available choices for customers, channel partners and sales agents to access Avaya’s industry-leading communications solutions.
We also leverage our sales and distribution channels to accelerate customer adoption of our cloud-based solutions and generate an increasing percentage of our revenue from our high-value software solutions, video collaboration, mid-market offerings and user experience applications.
Our Competitive Strengths
We believe the following competitive strengths position us to capitalize on the opportunities created by the market trends affecting our industry as Avaya continues to transform as a software and services company.
A Leading Position and Install Base across our Primary Markets
With a full suite of CC and UCC solutions offered and our expansive go-to-market capability, we are a global leader in business communications. We maintain a leading market share in worldwide contact center agents and are recognized by industry analysts as being among the leaders in unified communications and collaboration seats. Additionally, we believe we are a leading provider of private/dedicated instance cloud and managed services and that our market leadership and incumbent position within our customer base provides us with a superior opportunity to cross-sell to existing customers and position ourselves to win over new customers. With our platform approach and strategy to migrate our customers without disruption, we create drivers for customer retention and growth within this industry-leading installed base. The ability to add capabilities over the top of existing infrastructure for our existing customers puts us in a position where we have virtually no meaningful competition in migrating these customers.
Our Open Standards Technology Supports Multi-vendor, Multi-platform Environments
At Avaya, our open architecture and standards-based technology enable us to accommodate existing and new customers with multi-vendor environments seeking to leverage existing investments while achieving immediate overall costs savings and improved functionality. Providing enterprises with strong integration capabilities positions them to take advantage of new UCC and CC technology as it is introduced. Our software technology does not limit customers to a single vendor or add to the backlog of integration work. In fact, our extensive partner ecosystem, together with our open communications APIs — a set of routines, protocols and tools for building software applications and applications development environments — enable our customers to derive additional and unique value from our architecture.
Building on our Leading Service Capabilities for a Significant Recurring Revenue Stream
Avaya's services relationships have long been significant contributors to our recurring revenue base and provide substantial visibility into our customers' future collaboration needs. Our enterprise cloud and managed services and support services use a standardized approach with a global methodology and business process management for delivery and support. Typically, we provide this to our customers through recurring contracts ranging from one to five years.
In addition to insights into their ongoing operational needs, our professional services team provides customers with a path to the cloud from premise-based solutions by engaging in migration planning, security services, custom application integration and other consulting activities that position us to understand our customers’ business needs today and in the future.
Research and Development ("R&D")
Avaya makes substantial investments in R&D to develop new systems, solutions and software in support of business communications, including, but not limited to, converged communications systems, communications applications, multimedia contact center innovations, collaboration tools, video, speech-enabled applications, cloud offerings, web services, artificial intelligence and services for our customers. We are investing in converged cloud technology platforms that are API-first and elastic — scaling down to profitably support small and medium business segments and scaling up to support large-scale requirements of our largest enterprise customers. This platform approach means a consolidated code base that will speed innovation and our delivery of feature enhancements exponentially.
Over the past three fiscal years, we have invested approximately $660 million in R&D, including technology acquisitions, reflecting a consistent investment in R&D as a percentage of product revenue and evidencing our commitment to innovation. Our investments in fiscal 2022 focused on driving innovative cloud solutions across our portfolio and new releases of our CC and UCC solutions.
Patents, Trademarks and Other Intellectual Property
We own a significant number of patents important to our business and we expect to continue to file patent applications to protect our R&D investments in new products and services across all areas of our business. As of September 30, 2022, we had more than 4,300 patents and pending patent applications, including foreign counterpart patents and foreign applications. These patents and pending patent applications cover a wide range of products and services involving a variety of technologies. For the United States, patent terms may be 20 years from the date of the patent's filing, depending upon term adjustments made by the patent office. In addition, we hold numerous trademarks in the United States and in other countries. We also have licenses to intellectual property for the manufacture, use and sale of our products.
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
Customers
Avaya employs a flexible, go-to-market strategy to support our diverse customer base. Our customers range in size from small businesses employing a few individuals to large government agencies and multinational companies with tens or hundreds of thousands of employees. Our customers operate in a broad range of industries, including financial services, manufacturing, retail, transportation, energy, media and communications, hospitality, health care, education and government. Our customers include leading Forbes Global 2000 companies across all these industries. Customers continue to trust Avaya and lean into our approach of enabling them to innovate without disruption. For more information concerning the risks related to contracts with the U.S. federal government, see Item 1A, "Risk Factors-Risks Related to Our Business-Our Operations, Markets and Competition-Contracting with government entities can be complex, expensive and time-consuming."
Sales and Distribution
Our customer-centric, cloud-first, global go-to-market strategy serves to focus and strengthen our reach and impact on large multinational enterprises, midmarket and regional enterprises and small businesses. Our sales organizations are equipped to sell our comprehensive portfolio, complemented by services offerings including professional services, product support, integration and other services so we can engage our customers in the way they prefer to work with us, either directly with Avaya or indirectly through our sales channels.
We continue to focus on efficient deployment of Avaya sales resources, both directly and indirectly through our channel partners, for maximum market penetration and global growth. Our investment in our sales organization includes fully integrated curricula on the sales process, guided selling, sales enablement and on our solutions for all roles within our sales organization.
Our Global Partner and Alliance Ecosystem
Avaya fosters relationships with an expansive set of partners that we believe deliver business-impacting value for each company, for Avaya, and most importantly, for the customers we serve together. We have built a global network of traditional channel partners, cloud system integrators, technology solutions distributors, sales agents and other service providers to fill any customer need:
•Channel Partners: Our channel partners serve our customers worldwide through our Avaya Edge business partner program. Through certifications, the Avaya Edge program positions Value Added Reseller partners to sell, implement and maintain our communications systems, applications and services. Note, the largest Avaya distributor, ScanSource Inc., is also its largest customer and represented 8% of the Company's total consolidated revenue for fiscal 2022. See Item 1A, "Risk Factors-Risks Related to Our Business-Our Operations, Markets and Competition-We depend on our indirect sales channel" for additional information on the Company's reliance on its indirect sales channel.
•Technology Service Distributor (TSD) and Agent Channel: Another active channel that has expanded Avaya’s indirect reach: the TSD and Agent channel. TSDs operate like a traditional distributor in that they connect and represent vendors to an enormous channel of agents. TSDs provide training, assist with solution selection and function as a resource, but unlike traditional distributors, TSDs primarily focus on cloud services. The primary focus of an agent is working with customers to define a solution and connecting the customers with vendors. An agent often operates as a consultant or expert on behalf of its customer. The TSD and Agent channel is most prevalent in the US and Canada, with an expanding presence in Western Europe and the Asia-Pacific region.
•Global Service Provider alliances: Through these partnering arrangements with leading telecommunications service providers, we pursue sell-to and sell-through opportunities for Avaya solutions and services. These alliances are integral in selling and implementing our cloud-based services and are principal routes to market for our CCaaS and UCaaS solutions.
•Global Systems Integrator alliances: These refer to arrangements with systems integrator partners, as well as key channel partners with strong professional services and personalized integration capabilities who include Avaya solutions within broader digital transformation programs and end-to-end vertical solutions.
•Ecosystem alliances: These partnering arrangements are with industry leaders and leading technology companies. They feature deeper, R&D-led integrations and/or expanded go-to-market efforts, including new routes to market through Avaya's participation in third-party marketplaces such as Salesforce App Exchange or the Microsoft Azure Marketplace. We have also developed closer partnerships with hyperscalers such as Microsoft, Google and Amazon.
During fiscal 2022, we expanded our partnership with Microsoft with an increased commitment to the development of Azure-based cloud solutions including Private Cloud CC and UC offers and delivered CCaaS capabilities from within Microsoft Dynamics 365. We further attained Microsoft IP Co-Sell Incentivized status for our existing CCaaS offer, strengthening the value of Avaya with Microsoft Sales and Sellers in joint go-to-market activities. Avaya has also been working with Salesforce to build joint go-to-market momentum with Avaya for Salesforce, a recently commercialized Salesforce Service Cloud Voice offer. Finally, Avaya and Google continue to drive more cloud adoption and scale Contact Center AI capabilities. The next-generation Avaya Media Processing Platform was also delivered as a native, cloud-first solution, containerized and orchestrated with microservices through Google Cloud Platform.
In addition, during fiscal 2022 we established a new relationship with Alcatel-Lucent Enterprise (ALE), expanding our customer reach for CCaaS through ALE sales efforts, while simultaneously broadening the Avaya portfolio to include the ALE suite of networking solutions. We also built on our strategic partnership with RingCentral for Avaya Cloud Office, our UCaaS solution, adding new capabilities and expanding into new markets.
In 2022, we expanded our go-to-market reach for Avaya solutions via cloud provider and SaaS marketplaces, including Salesforce App Exchange and the Microsoft Azure Marketplace. We also achieved Microsoft IP Co-Sell Incentivized status for our CCaaS solution. The Avaya DevConnect program is designed to promote the development, compliance-testing and co-marketing of innovative third-party products that are compatible with Avaya’s standards-based products. Member organizations have expertise in a broad range of technologies, including IP telephony, CC and UCC applications.
Manufacturing and Suppliers
We have outsourced substantially all of our manufacturing operations to several contract manufacturers. All manufacturing of our products is performed in accordance with detailed specifications and product designs, furnished or approved by Avaya, and is subject to rigorous quality control standards. We periodically review our product manufacturing operations and consider changes we believe may be necessary or appropriate. We also purchase certain hardware components and license certain software components from third-party Original Equipment Manufacturers, which we then resell separately or as part of our products under the Avaya brand.
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
Competition
Although we believe we are differentiated from any single competitor, competition will continue to evolve and grow. Proper execution of our strategy will force them to change their selling tactics to compete effectively. The following represent the Company's primary competitors in various lines of our business:
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
Employee and Human Capital Management
Our Global Footprint
Our ability to attract, retain and engage diverse talent is critical to the successful execution of our strategy and delivering on our mission to create experiences that matter for our customers and employees. Our cultural principles of Simplicity, Trust, Accountability, Teamwork, Empowerment and Inclusion have been foundational to our culture and serve as the framework for each phase of the employee life cycle.
As of September 30, 2022, we employed 7,090 employees, of which 34% were located in North America (United States and Canada), 26% were located in Asia Pacific, 8% were located in the Caribbean and Latin America and 32% were located in Europe, Middle East and Africa. In addition, 22% of our global employee headcount identified as female. In the United States, 27% of the employee headcount identified as female and 26% of our employees self-identified as a minority group. On September 6, 2022, we announced a reduction in force to realize annual cost reductions, together with other unrelated incremental cost reduction actions, to better align the Company’s workforce with its operational strategy and cost structure. During the fourth quarter of fiscal 2022, we completed a reduction in force of 766 employees, approximately 10% of our global workforce, and we recognized $26 million of related restructuring expense. The Company made, and expects to make, additional reductions in workforce during fiscal 2023 as it continues to align the business with its operational strategy and cost structure.
Of our 2,077 employees located in the United States, 13% are represented by a labor union. In many countries outside of the US, our employees are represented by trade unions, work councils or collective bargaining agreements at the national level.
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
Fostering a Destination Place to Work
Our people strategy enables a culture that empowers our team members to leverage their strengths and experiences and also provides development and growth opportunities to sustain and expand our world-class services and cultivate innovation. This strategy is reflected in Avaya's goal to become a destination place to work, retain our top performers and attract high-caliber new talent into the organization. Underpinned by our cultural principles, our global population demonstrates the following attributes in the way we work and in everything we do:
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
We regularly conduct employee surveys to better understand and improve perceptions in the areas of engagement, recognition, career development, inclusion, leadership and management effectiveness and ethics and integrity. 71% of our employees participated in our most recent survey in 2022 and responses indicated employee engagement of 76%. We use the feedback to identify opportunities and take action to continually strengthen our culture and enhance engagement, as we strive to make Avaya a destination place to work. For the third consecutive year, Avaya was recognized by Forbes as one of the World's Best Employers in 2022.
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
Avaya continues to invest in tools, resources, partnerships and programs to further develop our internal capabilities to develop talent and build a leadership pipeline to support our business success in 2022. In addition to hosting leadership development programs with partners such as BetterUp and ZengerFolkman, Avaya developed and launched two new leadership development programs in 2022; Stepping Into Leadership for new leaders and Accelerate! for high-potential early career employees. All employees have access to learning tools and programs such as LinkedIn Learning and Mentoring. Over 80% of employees have activated their LinkedIn Learning accounts. Avaya also hosted its first employee learning week, Spark Week, with over 1,700 employees participating in a variety of virtual sessions ranging in topics from business acumen to health and well-being.
Diversity, Equity, Inclusion and Belonging (DEI&B) at Avaya
At Avaya, we drive and promote a clear strategy to build a workplace that mirrors the society in which we do business — a workplace where individuality is celebrated and harnessed to create a culture of engagement, innovation, inclusivity and belonging.
To successfully execute on our strategy, we have established a Global DEI&B Council, chaired by our CEO, to ensure alignment between our DEI&B strategy and our overall business strategy and a Global DEI&B Committee, chaired by our Chief Human Resources Officer, to ensure global calibration and oversee the execution of various DEI&B initiatives. We continue to partner with Blue Ocean Brain to promote diversity awareness and education for our employees.
Our Employee Resource Groups ("ERGs"), employee-led groups that bring employees together to foster a sense of belonging, have increased to seven active ERGs: Avaya Blacks Leading Empowerment (ABLE), Abilities Employee Resource Group (AERG), Asociacion Latinos Mundiales Avaya (ALMA), Asian Pacific Islanders @ Avaya (API@A), PRIDE @ Avaya, Veterans @ Avaya (VET@A) and Women's Inspired Network @ Avaya (WIN@A). ERG representatives serve on the Global DEI&B Committee to discuss insights, recommendations and initiatives with leadership.
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
Corporate Responsibility
At Avaya, we believe it is our responsibility to help make the world a better place, and together with our employees, communities, customers, suppliers and community partners, we are working to make that a reality. Avaya embeds corporate responsibility into our day-to-day business, from our product design to supply chain management and employee giving. We pride ourselves on leveraging sustainability to drive innovation and develop new products, processes, services and technologies that contribute to the development and well-being of human needs and institutions while also respecting the world's natural resources. Remaining steadfast in our commitment to combat climate change, Avaya exceeded its 2020 target by reducing Scope 1 & Scope 2 emissions by 65% and Scope 3 emissions from business travel by 49% from 2014 levels. From fiscal 2020 to fiscal 2021, we reduced our total emissions by 1%. Building on our achievements and continuing the momentum, in fiscal 2022, we committed to set near-term company-wide emissions reduction targets in line with climate science. Additional detail on our environmental, social and governance initiatives, including with respect to human capital, climate change and charitable giving, are included in our Corporate Responsibility Report and on our website.1
Environmental, Health and Safety Matters
Avaya is subject to a wide range of governmental requirements relating to safety, health and environmental protection, including:
•certain provisions of environmental laws governing the cleanup of soil and groundwater contamination;
•various local, federal and international laws and regulations regarding the material content and design of our products;
•various local, federal and international laws that require us to be financially responsible for the collection, treatment, recycling and disposal of those products; and
•various employee safety and health regulations that are imposed in various countries within which we operate.
We are responsible for conducting remediation at four currently or formerly owned or leased sites. We do not believe this work will have a material impact on our business, results of operations or liquidity.
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
Corporate Information
Our principal executive offices are located at 350 Mt. Kemble Avenue, Morristown, New Jersey. Our corporate telephone number is (908) 953-6000. Our website address is www.avaya.com. Information contained in, and that can be accessed through our website is not incorporated into and does not form a part of this Annual Report on Form 10-K.
Avaya Holdings is a holding company with no stand-alone operations and has no material assets other than its ownership interest in Avaya LLC (formerly known as Avaya Inc.) and its subsidiaries. All of the Company’s operations are conducted through its various subsidiaries, which are organized and operated according to the laws of their jurisdiction of incorporation or formation, as applicable, and consolidated by the Company.
All of the Company's periodic reports filed with the Securities and Exchange Commission ("SEC") pursuant to Section 13(a), 14 or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on the SEC’s website (www.sec.gov).
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
•a significant portion of our outstanding voting stock is owned among certain stockholders, which may prevent you from influencing significant corporate decisions; and
•the transition to a significantly new Board, which may shift the future strategy and plans of the Company and could negatively impact our future financials.
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
As set forth in "Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," certain of our stockholders beneficially own a significant portion of our outstanding voting stock. These stockholders also hold the right to appoint five members to our Board. As a result, these significant stockholders could have significant influence on matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, as well as corporate actions requiring solely the approval of our Board, such as financing transactions and significant asset sales.
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
Risks Related to the Investigation and Internal Control Over Financial Reporting.
We determined that certain material weaknesses in our internal control over financial reporting existed as of September 30, 2022. If we fail to properly remediate these or any future material weaknesses or deficiencies, our ability to produce accurate and timely financial statements may be impaired, which may adversely affect investor confidence in us.
We have identified material weaknesses in our internal control over financial reporting and have concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of September 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
These material weaknesses did not result in any material misstatements of the Company’s financial statements or disclosures, but did result in an immaterial interim out-of-period correction during fiscal 2022. Additionally, each of the material weaknesses described above could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
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
For additional information on the material weaknesses identified and our remedial efforts, see Item 9A, "Controls and Procedures."
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
As is typical of any new solution introduced in a rapidly evolving market, the level of demand for, and market acceptance of, these new solutions is uncertain. If we successfully expand and develop our cloud-based solutions and services, our business will still remain dependent on customer decisions to migrate their legacy communications infrastructures to cloud solutions based on newer technology. While these investment decisions are often driven by macroeconomic factors, customers may also delay the purchase of newer technology due to a range of other factors, including prioritization of other IT projects, delays or failures to meet customers' certification requirements, the weighing of the costs and benefits of deploying new infrastructures and devices and the need to deploy capital to respond to unforeseen circumstances. In addition, customers' focus on the architecture, management and integration of such new technologies, and possible cyber breaches and other security considerations, could also affect market acceptance of new solutions.
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
We intend to increase our recurring revenue by shifting more of our business to a subscription-based model instead of a perpetual license model. While we will continue to support premises-based infrastructure solutions via perpetual software licensing and subscription-based models, one of our key focuses is increasing our recurring revenue. To do this, we need to offer relevant, cloud-enabled contact center and unified communications solutions and services at competitive prices, which will allow us to both "upsell" existing customers and attract new customers. To successfully execute this strategy, we seek to enter into contracts with customers to provide our products and services over long periods of time.
Our ability to enter into long-term agreements with customers could be impacted by macroeconomic factors, such as customers' outlook for the economy or its business, and specific considerations related to our company, including considerations about our ability to evolve our offerings to keep pace with technological advances and our ability to continue to provide our award-winning services, as well as perceptions related to our financial strength. If customers are reluctant to enter into long-term subscription arrangements with us it would affect our ability to execute our strategic plan and, in turn, our financial performance and conditions.
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
In addition, the Company agreed to purchase seats of ACO in the event certain volumes of ACO sales are not met over a five year term, which is described further in Note 22, "Commitments and Contingencies." In the event that the cumulative number of ACO seats sold as of the end of each calendar quarter is lower than the agreed upon threshold for such quarter, the Company will be required to purchase a number of ACO seats equal to such shortfall from RingCentral, which we were required to do during the first quarter under the Amended and Restated RingCentral Agreements. Any such ACO seats purchased are subject to certain limitations and must be purchased for a two-year paid term with payments made monthly and pricing that is variable based on sales volumes by jurisdiction, contract size and product tier. The Company may resell such ACO seats to end customers or maintain them for internal use. However, to the extent we are required to buy more seats than we are able to use or sell, the surplus seats could have an adverse impact on the Company’s financial position, results of operations and operating cash flows. The Company is not able to estimate the ultimate future cash outflow impact, if any, of these volume commitments.
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
Several of our existing competitors have, and many of our future competitors may have, greater financial, technical and research and development ("R&D") resources, more well-established brands or reputations and broader customer bases than we do and, as a result, these competitors may be able to respond more quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in customer requirements. Competitors with greater resources may also be able to offer lower prices, additional products or services or other incentives that we cannot match or do not offer. Competitors might also be perceived as having greater financial strength, which is also a significant criterion for customers looking for cloud-based solution providers. On the other hand, smaller competitors may be able to respond to technological evolution and changes in customer demand with more speed and agility than we can. Some of our competitors may have customer bases that are more geographically balanced than ours and, therefore, may be less affected by an economic downturn in a particular region. Some competitors may also have deeper expertise in a particular stand-alone technology that could develop more quickly than we anticipate, that might allow them to meet changes in customer requirements quicker than we can.
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
We also face risks related to consolidation of our channel partners. For instance, companies that are currently our strategic alliance partners may acquire or form alliances with our competitors, and reduce their business with us. We also face risks related to the rapid consolidation in the value-added reseller ("VAR") and service provider markets, as consolidation in these areas leads to fewer customers for the industry as a whole which both exacerbates competitive dynamics and increases pricing pressure. The loss of one or more major customers as a result of consolidation, whether an enterprise customer, VAR partner or service provider, could have a material adverse effect on our business, operating results and financial condition.
In addition, new adjacent player business models may also create additional competition which could negatively impact our business. For instance, we host offers in Microsoft Azure however Microsoft has also announced a competitive cloud contact center offer which may create additional competition which could negatively impact our business.
We depend on our indirect sales channel.
An important element of our go-to-market strategy is the use of our global network of alliance partners, distributors, dealers, value-added resellers, agents, telecommunications service providers and system integrators, who we collectively refer to as our "channel partners," to sell and implement our products and services. Use of channel partners provides us with opportunities to expand sales coverage, penetrate new markets and increase market absorption of new solutions that we would not have on our own without making significant changes in the way we operate our business, including investments in local sales and support coverage models, rewards and incentives, training and certification, self-service and automation systems and tools, and expanded post-sales customer success coverage. Some of our channel partners are our biggest customers, with our top partners in North America and in our international markets representing approximately 70% of our North American channel revenues and approximately 30% of our international channel revenues, respectively. In the event a large channel partner ceases to do business with us it is unlikely that we would be able to replicate the channel partner's sales to the relevant end users, whether directly or with other channel partners. As a result, our financial results could be adversely affected if our relationships with these channel partners were to deteriorate, if our support models, or other product/platform or other services strategies conflict with those of our channel partners, if any of our competitors were to enter into strategic relationships with or acquire any of our channel partners, if some or all of our channel partners are not enabled to sell new solutions and services or if the financial condition of some or all of our channel partners were to weaken.
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
We expend significant amounts of time, money and other resources on developing and maintaining channel relationships. However, there can be no assurance that we will be successful in maintaining, expanding or further developing relationships with channel partners. If we are not successful, we may lose sales opportunities, customers or market share, in addition to the time, effort and resources expended to form the relationship. Although the terms of individual channel partner agreements may deviate from our standard program terms, our standard program agreements for resellers generally provide for a term of one year with automatic renewals for successive one-year terms and generally may be terminated by either party for convenience upon 30 days' notice. Our standard program agreements for distributors generally may be terminated by either party for convenience upon 90 days' prior written notice. There are certain of our contractual agreements with our largest distributors and resellers that permit termination of the relationship by either party for convenience upon prior notice of 180 days. See Part I, Item 1, "Business-Sales and Distribution," to this Annual Report on Form 10-K for more information on our global channel partner program.
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
In addition, we rely on third parties to provide certain services to us or to our customers, including hosting partners and providers of other cloud-based services. If these third-party providers do not perform as expected, our customers may be adversely affected, resulting in potential liability and negative exposure for us. If it is necessary to migrate these services to other providers due to poor performance, cyber breaches or other security considerations, or other financial or operational factors, it could result in service disruptions to our customers and significant time and expense to us, any of which could adversely affect our business, operating results and financial condition. Please refer to the risk factor below "Business and/or supply chain interruptions, whether due to catastrophic disasters or other events, could adversely affect our operations" for additional information on risks related to supply chain disruptions.
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
Government entities often require highly specialized contract terms that may differ from our standard arrangements. Government entities often impose compliance requirements that are complicated, require preferential pricing or "most favored nation" terms and conditions, or are otherwise time-consuming and expensive to satisfy. Compliance with these special standards or satisfaction of such requirements could complicate our efforts to obtain business or increase the cost of doing so. Even if we do meet these special standards or requirements, the increased costs associated with providing our solutions to government customers could harm our margins.
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
Social and ethical issues relating to the use of new and evolving technologies, such as artificial intelligence ("AI") in our offerings, may result in reputational harm and liability and may cause us to incur additional R&D costs to resolve such issues. We are increasingly building AI into many of our offerings and we anticipate it will be a growing aspect of our solutions as our offerings evolve. AI presents emerging ethical issues regarding, among other things, privacy, bias and discrimination and the elimination of human jobs. If we enable or offer solutions that draw controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm or legal liability. Potential government regulation in the space of AI ethics may also increase the burden and cost of R&D in this area, subjecting us to the need to implement additional compliance programs and potential legal liability. Failure to address AI ethics issues by us or others in our industry could undermine public confidence in AI and slow adoption of AI in our products and services.
Business communications solutions are complex, and design defects, errors, failures or “bugs” may be difficult to detect and correct and could harm our reputation, result in significant costs to us and cause us to lose customers.
Business communications products, integrating hardware, software and many elements of a customer's existing network and communications infrastructure are complex. Despite testing conducted prior to the release of solutions to the market and quality assurance programs, hardware may malfunction and software may contain "bugs" that are difficult to detect and fix. Any such issues could interfere with the expected operation of a solution, which might negatively impact customer satisfaction, reduce sales opportunities or affect gross margins.
Depending upon the size and scope of any such issue, remediation may have a material impact on our business. Our inability to cure an application or product defect, should one occur, could result in the failure of an application or product line, the temporary or permanent withdrawal of an application, product or market, damage to our reputation, an increase in inventory costs, an increase in warranty claims, lawsuits by customers or customers' or channel partners' end users, or application or product reengineering expenses. Our insurance may not cover or may be insufficient to cover claims that are successfully asserted against us.
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
From time to time, we receive notices and claims from third parties asserting that our proprietary or licensed products, systems and software infringe their intellectual property rights. For instance, in January 2020, Solaborate Inc. and Solaborate LLC filed a suit against us in California Superior Court in San Bernardino County which alleged breach of contract, trade secret misappropriation and unfair business practices among other causes of action. On February 3, 2023, the Company reached an agreement to settle the lawsuit with Solaborate. See Note 22, "Commitments and Contingencies," to our Consolidated Financial Statements for additional information on the Solaborate settlement. There can be no assurance that the number of these notices and claims will not increase in the future or that we do not in fact infringe those intellectual property rights. Irrespective of the merits of these claims, any resulting litigation could be costly and time consuming and could divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. These matters may result in any number of outcomes for us, including entering into licensing agreements, redesigning our products to avoid infringement, being enjoined from selling products or solutions that are found to infringe intellectual property rights of others, paying damages if products are found to infringe and indemnifying customers from infringement claims as part of our contractual obligations. Royalty or license agreements may be very costly and we may be unable to obtain royalty or license agreements on terms acceptable to us, or at all, which may cause operating margins to decline.
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
We have made and will likely continue to make investments to license and/or acquire the use of third-party intellectual property rights and technology as part of our strategy to manage this risk, but there can be no assurance that we will be successful or that any costs relating to such activity will not be material. We may also be subject to additional notice, attribution and other compliance requirements to the extent we incorporate open source software into our applications. In addition, third parties have claimed, and may in the future claim, that a customer's use of our products, systems or software infringes on the third-party's intellectual property rights. Under certain circumstances, we may be required to indemnify our customers for some of the costs and damages related to such an infringement claim. Any indemnification requirement could have a material adverse effect on our business, operating results and financial condition. Additionally, any insurance that we have may not be sufficient to cover all amounts related to such indemnification.
From time to time, we may be subject to litigation, including potential class action and stockholder derivative actions for any of a variety of claims, which could adversely affect our business, results of operations and financial condition. These include labor and employment, commercial, data privacy, antitrust, alleged securities law violations or other investors claims and other matters. For instance, recently three class action lawsuits relating to alleged securities law violations were brought against us and our current and former officers and directors, all of which have since been dismissed against the Company. See Note 22, “Commitment and Contingencies” to our Consolidated Financial Statements for additional information.
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
We are subject to the data privacy and protection laws and regulations adopted by federal, state and foreign governmental agencies, including but not limited to, the European Union's ("EU") General Data Protection Regulation ("EU GDPR") and the United Kingdom's ("UK") General Data Protection Regulation ("UK GDPR," and together with the EU GDPR, "GDPR") and California's Privacy Rights Act ("CPRA"). Data privacy and protection is highly regulated and the GDPR imposes obligations on companies, including us, who process personal data of data subjects who are in the EU or UK, regardless of whether or not that processing takes place in the EU or UK. These requirements substantially increase potential liability for all such companies for failure to comply with data protection rules. Contracts with our customers, channel partners and other third parties also subject us to privacy and data protection-related obligations.
Privacy laws and contractual requirements restrict our storage, use, processing, disclosure, transfer and protection of personal information, including credit card data, as well as data we collect from our customers and employees. We strive to comply with all applicable laws, regulations, policies, legal and contractual obligations relating to privacy and data protection. Our privacy compliance program is based on our binding corporate rules which have been approved by EU regulatory authorities. As the UK is no longer part of the EU, we have applied for UK binding corporate rules. We endeavor to apply uniform data handling practices, based on GDPR standards, on a global basis throughout all Avaya entities which process personal data, and have signed on to our binding corporate rules. We have dedicated significant time, capital and other resources to craft binding corporate rules that meet the requirements of the GDPR and other laws such as CPRA. Privacy laws and legal requirements relating to the transfer of personal data continue to evolve. We rely on our EU approved binding corporate rules for certain data transfers. For other data transfers, we rely on Standard Contractual Clauses ("SCCs"), however the SCCs and the international data transfers which they govern have been and are subject to regulatory and judicial scrutiny following the decision of the Court of Justice of the European Union in July 2020 regarding data transfers. We expect that as privacy laws continue to change and become more prevalent throughout the world, we will be required to dedicate additional resources to ensure continued compliance.
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

Any failure, or perceived failure, by us to comply with federal, state, or international laws, including laws and regulations regulating privacy, data or consumer protection, or to comply with our contractual obligations related to privacy, could result in proceedings or actions against us by governmental entities, contractual parties or others, which could result in significant liability to us as well as harm to our reputation. Additionally, we rely on contracts we enter into with third parties to protect and safeguard our customers' data. Should such parties violate these agreements or suffer a security breach, we could be subject to proceedings or actions against us by governmental entities, contractual parties or others, which could result in significant liability to us as well as harm to our reputation.
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
International growth is a significant aspect of our business strategy. We currently do business in approximately 180 countries with a significant amount of our sales and customer support operations and significant amounts of our R&D activities conducted in countries outside of the U.S. We also depend on non-U.S. operations of our contract manufacturers and our channel partners. For fiscal 2022, we derived 45% of our revenue from sales outside of the U.S., with the most significant portions generated from Germany, the United Kingdom and Canada. In addition, the vast majority of our contract manufacturing takes place outside the U.S., primarily in southern China.
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
•tariffs, changes to significant trading relationships, the negotiation of new or revised international trade agreements and retaliatory efforts as a result of trade restrictions, constraints and prohibitions, such as the U.S. China trade dispute and the EU's position on humanitarian rights towards countries or territories in the Middle East, Africa and Asia;
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
Although the Company's financial results were not materially impacted by the conflict and related retaliatory measures during fiscal 2022, revenue from Russia was $38 million in fiscal 2022, compared to $63 million in fiscal 2021. Prolonged hostilities could exacerbate the overall effects of the conflict on our Company, both in the region and in other markets where we do business. The conflict has led to increased global economic uncertainty as a result of its effects on oil and gas prices, supply chain delays and freight costs and the impact sanctions have had on the region and eastern Europe. While it is impossible to predict how long the ongoing conflict will impact regional and global economies, these conditions and restrictions could materially and adversely affect our operations, supply chain and financial results.
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
Certain of our cloud-based communications and collaboration solutions are regulated in the U.S. by the Federal Communications Commission and various state and local agencies, and across the globe by governments of various foreign countries. For instance, we are subject to existing or potential regulations relating to security, privacy, consumer protection, protection of customer information, disability access, porting of numbers, Universal Service and Telecommunications Relay Service Fund contributions, emergency access, robocalling mitigation, law enforcement intercept and other requirements. We are required to pay state and local 911 fees and contribute to state universal funds in states that assess interconnected Voice over Internet Protocol ("VoIP") services. The expansion of telecommunications regulations in the U.S. to our non-interconnected VoIP services could result in additional federal and state regulatory obligations and taxes.
In addition, we are subject to similar laws and regulations in the countries where we offer services and expect that as our business continues to grow internationally we will become subject to additional requirements. As many of these laws and regulations are new, such as the European Electronics Communications Code which regulates electronic communications networks and services in the EU, their applicability to Avaya's solutions, their interpretation and related enforcement practices are not certain. Such new laws and regulations may conflict with other rules and/or be subject to differing interpretations; therefore, these laws and regulations may negatively impact our ability to offer services and our cost to deliver services in these countries, and it is possible that we or our products or solutions may not be compliant with each applicable law or regulation.
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
The Company's intangible assets are principally composed of technology and patents, customer relationships and trademarks and trade names. Goodwill and intangible assets with indefinite lives are tested for impairment on an annual basis and also when events or changes in circumstances indicate that impairment may have occurred. Intangible assets with determinable lives are tested for impairment only when events or changes in circumstances indicate that an impairment may have occurred. Determining whether an impairment exists can be difficult and requires management to make significant estimates and judgments. During fiscal 2022, the Company recorded a goodwill impairment charge of $1,471 million, which represented the full carrying amount of the Company's goodwill, and an indefinite-lived intangible asset impairment charge of $146 million, primarily due to (i) a reduction in the Company's outlook to reflect the observed earnings shortfall in the third quarter of fiscal 2022 which was caused primarily by a slowdown in the pace and trajectory of customer migration to the Company's subscription hybrid offering, (ii) a reduction in the Company's revenue outlook which reflects streamlining of the Company's portfolio offerings as the Company continues to right-size its internal and external cost structure in the fourth quarter of fiscal 2022 and (iii) an increase in the discount rate to reflect increased risk from higher market uncertainty. As of September 30, 2022, the Company has $1,776 million of intangible assets on its Consolidated Balance Sheet. The Company incurred an incremental indefinite-lived intangible asset impairment charge of $9 million during the three months ended December 31, 2022.
To the extent that business and/or economic conditions deteriorate further, or if changes in key assumptions and estimates differ significantly from management's expectations, it may be necessary to record impairment charges in the future. A future impairment charge could have a material adverse effect on our business, financial condition and results of operations. See Note 7, "Goodwill," and Note 8, "Intangible Assets, net," to our Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for additional information.
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
We sponsor a number of defined benefit plans for employees in the U.S., Canada, and various foreign locations. As of September 30, 2022, we had $552 million of liabilities associated with these plans on our balance sheet, $545 million of which was unfunded. Pension and other post-retirement plan costs and required contributions are based upon a number of actuarial assumptions, including an expected long-term rate of return on pension plan assets, level of employer contributions, the expected life span of pension plan beneficiaries and the discount rate used to determine the present value of future pension obligations. Any of these assumptions could prove to be wrong, resulting in a shortfall of our pension and post-retirement benefit plan assets as compared to our obligations under our pension and post-retirement benefit plans. Future pension funding requirements, and the timing of funding payments, may also be subject to changes in legislation.

In addition, our major defined benefit pension plans in the U.S. are funded with trust assets invested in a globally diversified portfolio of securities and other investments. These assets are subject to market fluctuations, will yield uncertain returns and cause volatility in the net periodic benefit cost and future funding requirements of the plans. A decline in the market value of the pension and post-retirement benefit plan assets below our projected return rates will increase the funding requirements under our pension and post-retirement benefit plans if the actual asset returns do not recover these declines in value in the foreseeable future. We are responsible for funding any shortfall of our pension and post-retirement benefit plans' assets compared to obligations under the pension and post-retirement benefit plans, and a significant increase in our pension liabilities could have a material adverse effect on our cash flows, operating results and financial condition.
We are exposed to risks inherent in our defined benefit pension plans in Germany.
We operate several defined benefit plans in Germany (collectively, the "German Plans") and as of September 30, 2022, the total projected benefit obligation for the German Plans of $294 million exceeded plan assets of $3 million, resulting in an aggregate pension liability for the German Plans of $291 million. Under the German Plans, which were closed to new members in 2006, retirees generally benefit from the receipt of a perpetual annuity at retirement, based on their years of service and ending salary. The total projected benefit obligation is based on actuarial valuations, which themselves are based on assumptions and estimates about the long-term operation of the plans, including mortality rates of members, the performance of financial markets and interest rates. Our funding requirements for future years may increase from current levels depending on the net liability position of these plans. In addition, if the actual experience of the plans differs from our assumptions, the net liability could increase and additional contributions may be required. Changes to pension legislation in Germany may also adversely affect our funding requirements. Increases in the net pension liability or increases in future cash contributions could have a material adverse effect on our cash flows, operating results and financial condition.
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
The Company could be subject to changes in its tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities, which could have a material and adverse impact on the Company's operating results, cash flows and financial condition.
The Company conducts its business in the U.S. and numerous foreign jurisdictions which have complex and varying tax laws. Due to economic and political conditions, tax rates and tax laws in various jurisdictions including the U.S. may be subject to change. The Company's future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws or their interpretation. In addition, if revenue or taxing authorities disagree with our determination of the Company's taxes owed, we could be required to pay additional taxes, interest and penalties, which may negatively impact our results of operations, cash flow and profitability of the Company.
If the Company's effective tax rates were to increase, or if the ultimate determination of the Company's taxes owed were for an amount in excess of amounts previously accrued, the Company's operating results, cash flows and financial condition could be materially and adversely affected. Any new U.S. or international tax legislation could modify existing rules, limit certain deductions and/or impose new taxes, any of which may have a material and adverse impact on our operating results, cash flows and financial condition.
Tax examinations and audits could have a material and adverse impact on the Company's cash flows and financial condition.
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
In addition, a portion of our borrowings bear interest at variable rates exposing us to interest rate fluctuation risks. Therefore, we are subject to risk from changes in interest rates on the variable component of those rates. As a result of the significant global inflationary environment, central banks across the globe have continued to increase interest rates in the past year, which can lead to an increase in interest expense under variable rate borrowings. We had $1,893 million of variable rate loans outstanding as of September 30, 2022. From time to time we use derivative instruments to hedge foreign currency risks associated with certain monetary assets and liabilities, primarily accounts receivable, accounts payable and certain intercompany obligations, as well as to hedge risks associated with changes in interest rates. The measures we have taken to help mitigate these risks are discussed in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of our Annual Report on Form 10-K. However, any attempts to hedge against foreign currency exchange rate and/or interest rate fluctuation risk may be unsuccessful and result in an adverse impact to our operating results, financial condition and cash flows.
Our reputation and/or business could be negatively impacted by ESG matters and/or our reporting of such matters.
Regulators, investor advocacy groups, investment funds and other stakeholders are increasingly focused on environmental, social and governance ("ESG") matters and have placed increasing importance on the non-financial impacts of their investments. Standards for tracking and reporting ESG matters continue to evolve, and our business may be impacted by new laws, regulations or investor criteria in the U.S., Europe and around the world related to ESG.
Certain of our institutional investors use third-party benchmarks or scores to measure a company's ESG practices in an increasingly broad set of matters including but not limited to, environmental sustainability (including climate change), human capital, labor, product certification and risk oversight. Such scoring and examination may expand the nature, scope and complexity of matters that we are required to control, assess and report. In addition to potential impacts on our operations, the cost of complying with such scrutiny by institutional investors as well as any new laws and regulations, including building appropriate compliance and reporting functions within our company, could be significant. If our ESG practices do not meet the standards set by these stakeholders, they may choose not to invest in our common stock, or if our peer companies outperform us in their ESG initiatives, potential or current investors may elect to invest with our competitors instead of with us.
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
As of September 30, 2022, we had 111 leased facilities located in 58 countries. These included 7 primary research and development facilities located in Canada, Czech Republic, India, Ireland, Italy and the U.S. Our real property portfolio consists of aggregate floor space of 1.3 million square feet, substantially all of which is leased. Of the 1.3 million square feet of leased space, 135,000 square feet relates to facilities exited or partially exited as the Company continues to evaluate its real estate footprint. Our remaining lease terms range from monthly leases to 7 years. We believe that all of our leased facilities are in good condition and are well maintained. Our facilities are used for the current operations of both of our operating segments. For additional information regarding obligations under operating leases, see Note 5, "Leases," to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 3.	Legal Proceedings
The information set forth under Note 22, "Commitments and Contingencies," to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, is incorporated herein by reference.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The common stock of Avaya Holdings Corp. was delisted from the New York Stock Exchange ("NYSE") on February 15, 2023. Prior to its delisting, Avaya Holdings Corp. had begun trading on the NYSE on January 17, 2018, under the symbol "AVYA."
Number of Holders of Common Stock
The number of record holders of the Company's Common Stock as of April 30, 2023 was 60. That number does not include the beneficial owners of shares held in "street" name or held through participants in depositories, such as The Depository Trust Company. Upon implementation of the Plan, all shares of the Company's Common Stock and Series A Preferred Stock were canceled.
Dividends
No dividends were paid by Avaya Holdings Corp. on its common stock over the past three fiscal years, and the Company does not anticipate paying cash dividends on its common stock in the foreseeable future.
Purchases of Equity Securities by the Issuer
The following table provides information with respect to purchases by the Company of shares of common stock during the three months ended September 30, 2022:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under Plans or Programs(2)(3)
July 1 - 31, 2022	—	$—	—	$147,473,425
August 1 - 31, 2022	—	$—	—	$147,473,425
September 1 - 30, 2022	—	$—	—	$147,473,425
Total	—	$—	—
(1)During the fourth quarter of fiscal 2022, the Company suspended distribution of shares of its common stock which vested pursuant to awards issued under the 2019 Equity Incentive Plan.. As such, no shares of common stock were withheld for taxes on restricted stock units that vested during the three months ended September 30, 2022. Refer to Note 16, "Share-based Compensation," for further details.
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
Recent Sales of Unregistered Securities
None.

Stock Performance Graph
The following graph compares the cumulative total return on our common stock for the period from December 19, 2017, the date the common stock began trading, through September 30, 2022, with the total return over the same period on the Russell 2000 Index and the NASDAQ Computer Index. The graph assumes that $100 was invested on December 19, 2017 in the Company's common stock and in each of the indices and assumes reinvestment of dividends, if any. The graph is based on historical data and is not necessarily indicative of future price performance.

Comparison of Total Return
Index Value
$320
$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/19/17
12/29/17
03/29/18
06/29/18
09/28/18
12/31/18
03/29/19
06/28/19
09/30/19
12/31/19
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
Avaya Holdings Corp.
Russell 2000 Index
NASDAQ Computer Index

	12/19/17	12/29/17	03/29/18	06/29/18	09/28/18	12/31/18	03/29/19
Avaya Holdings Corp.	$100.00	$106.69	$136.17	$122.07	$134.59	$88.51	$102.31
Russell 2000 Index	$100.00	$99.92	$99.52	$106.92	$110.40	$87.75	$100.19
NASDAQ Computer Index	$100.00	$98.21	$100.68	$107.76	$116.13	$94.59	$112.28

	06/28/19	09/30/19	12/31/19	03/31/20	06/30/20	09/30/20	12/31/20
Avaya Holdings Corp.	$72.40	$62.19	$82.07	$49.18	$75.14	$92.41	$116.41
Russell 2000 Index	$101.94	$99.13	$108.57	$75.03	$93.79	$98.11	$133.90
NASDAQ Computer Index	$116.62	$121.79	$142.21	$125.93	$167.07	$187.82	$219.94

	03/31/21	06/30/21	09/30/21	12/31/21	03/31/22	06/30/22	09/30/22
Avaya Holdings Corp.	$170.40	$163.53	$120.30	$120.36	$77.02	$13.62	$9.67
Russell 2000 Index	$150.90	$157.37	$150.51	$153.70	$142.12	$117.66	$115.10
NASDAQ Computer Index	$227.99	$259.78	$264.24	$304.90	$275.46	$213.10	$196.77
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
The common stock of Avaya Holdings Corp. was delisted from the NYSE on February 15, 2023.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This "Management’s Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K. The matters discussed in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve significant risks and uncertainties. See the "Cautionary Note Regarding Forward-looking Statements" above and Part 1, Item 1A, "Risk Factors" in this Annual Report on Form 10-K for additional information regarding forward-looking statements and the factors that could cause actual results to differ materially from those anticipated in the forward-looking statements.
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
Through our comprehensive services, we support our customers’ ability to fully leverage our technology and maximize their business results. Our solutions drive employee productivity improvements and a differentiated customer experience.
Our services teams help our customers maximize their ability to benefit from Avaya’s next-generation communications solutions. Customers can choose the level of support best suited for their needs, aligned with deployment, monitoring, solution management, optimization and more. Our enhanced performance monitoring coupled with a continuous focus on automation allows us to quickly identify and remediate issues to avoid business impact.
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

Upon Emergence, the Debtors reduced their total debt by more than 75% and increased their liquidity position to over $650 million.
See Note 1, “Background and Basis of Presentation,” Note 11, "Financing Arrangements," and Note 24, "Subsequent Events," to our Consolidated Financial Statements for additional information on the Chapter 11 Cases as well as:
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
Russia/Ukraine Conflict
The military operation launched by Russia against Ukraine created economic and security concerns that have had and will likely continue to have an impact on regional and global economies and, in turn, our business. Sanctions and other retaliatory measures against Russia have been taken, and could be taken in the future, by the U.S., EU and other jurisdictions which severely limit our ability to conduct commercial activities with Russian companies, organizations and individuals on the U.S.'s List of Specially Designated Nationals, some of which are Avaya customers. Under current restrictions we cannot provide certain services to customers in Russia, and as a result, as we comply with all applicable sanctions, we are unable to fulfill certain of our existing contractual obligations to customers in Russia, nor can we commence new maintenance and support arrangements in Russia. The conflict and related retaliatory measures have had, and will continue to have, a negative effect on revenue in Russia for the foreseeable future. Revenue from Russia during fiscal 2022 was $38 million, compared to revenue of $63 million during fiscal 2021. Prolonged hostilities could exacerbate the overall effects of the conflict on our Company, both in Russia and in other markets where we do business.
Effects of Inflation
The Company’s operations expose it to the effects of inflation. Inflation has become a significant factor in the world economy post-pandemic and has led to an increased interest rate environment as well as inflationary pressures on the Company’s operations, including but not limited to increased labor and finance costs.
Financial Results Summary
Fiscal year ended September 30, 2022 compared with the Fiscal year ended September 30, 2021
The section below provides a comparative discussion of our consolidated results of operations between fiscal 2022 and 2021. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 filed on November 22, 2021 for comparative discussion of our consolidated results of operations between fiscal 2021 and 2020.

The following table displays our consolidated net loss for the periods indicated:

	Fiscal years ended September 30,
(In millions)	2022	2021
REVENUE
Products	$777	$992
Services	1,713	1,981
	2,490	2,973
COSTS
Products:
Costs	422	398
Amortization of technology intangible assets	147	173
Services	751	752
	1,320	1,323
GROSS PROFIT	1,170	1,650
OPERATING EXPENSES
Selling, general and administrative	964	1,053
Research and development	222	228
Amortization of intangible assets	159	159
Impairment charges	1,640	—
Restructuring charges, net	65	30
	3,050	1,470
OPERATING (LOSS) INCOME	(1,880)	180
Interest expense	(224)	(222)
Other income, net	55	44
(LOSS) INCOME BEFORE INCOME TAXES	(2,049)	2
Provision for income taxes	(47)	(15)
NET LOSS	$(2,096)	$(13)

Revenue
Revenue for fiscal 2022 was $2,490 million compared to $2,973 million for fiscal 2021. The decrease was primarily driven by the cumulative effect of the continuing shift away from on-premise product solutions, and the associated maintenance support, professional services and managed services, to subscription and cloud-based solutions, and the unfavorable impact of foreign exchange rates. The decrease was partially offset by higher revenue from the Company's subscription and cloud offerings; a cancellation penalty related to a significant contract; and perpetual license sale with a government agency in the current period. Although revenue from those offerings continued to grow year-over-year, the increase in subscription and cloud revenue was not sufficient to offset declines in revenue from on-premise product solutions and the associated maintenance, software support services and professional services. This was caused by a deceleration in the growth of the Company's subscription revenue beginning in the third quarter of fiscal 2022 due to weakening customer purchasing trends, including shorter contract durations and slower pace of customer migrations to the subscription and cloud offerings.
The following table displays revenue and the percentage of revenue to total sales by operating segment for the periods indicated:

			Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
	Fiscal years ended September 30,		Fiscal years ended September 30,
(In millions)	2022	2021	2022	2021
Products & Solutions	$777	$992	31%	33%	(22)%	(20)%
Services	1,713	1,982	69%	67%	(14)%	(12)%
Unallocated amounts	—	(1)	—%	—%	(1)	(1)
Total Revenue	$2,490	$2,973	100%	100%	(16)%	(15)%
(1)Not meaningful.
Products & Solutions revenue for fiscal 2022 was $777 million compared to $992 million for fiscal 2021. The decrease was primarily attributable to the continuing shift away from on-premise product solutions to subscription and cloud-based solutions, lower hardware revenue, and the unfavorable impact of foreign exchanges rates, partially offset by a significant perpetual license sale with a government agency in the current period and a cancellation penalty related to a significant contract.
Services revenue for fiscal 2022 was $1,713 million compared to $1,982 million for fiscal 2021. The decrease was primarily driven by anticipated declines in maintenance and support services, professional services and managed services which continue to face headwinds driven by the cumulative effect of the continuing shift away from on-premise product solutions to subscription and cloud-based solutions, and the unfavorable impact of foreign exchanges rates, partially offset by an increase in revenue from the Company's subscription and cloud portfolio. The increase was not sufficient to offset declines in revenue from maintenance, software support services and professional services due to a deceleration in the growth of the Company’s subscription revenue beginning in the third quarter of fiscal 2022. The deceleration was the result of weakening customer purchasing trends, including shorter contract durations and slower pace of customer migrations to the subscription and cloud offerings.
Unallocated amounts for fiscal 2021 represent the fair value adjustment to deferred revenue recognized upon emergence from bankruptcy in December 2017 which is excluded from segment revenue.

The following table displays revenue and the percentage of revenue to total sales by location for the periods indicated:

			Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
	Fiscal years ended September 30,		Fiscal years ended September 30,
(In millions)	2022	2021	2022	2021
U.S.	$1,380	$1,704	55%	57%	(19)%	(19)%
International:
Europe, Middle East and Africa	624	732	25%	25%	(15)%	(11)%
Asia Pacific	272	297	11%	10%	(8)%	(7)%
Americas International - Canada and Latin America	214	240	9%	8%	(11)%	(10)%
Total International	1,110	1,269	45%	43%	(13)%	(10)%
Total Revenue	$2,490	$2,973	100%	100%	(16)%	(15)%
Revenue in the U.S. for fiscal 2022 was $1,380 million compared to $1,704 million for fiscal 2021. The decrease in U.S. revenue was mainly driven by continuing shift away from on-premise product solutions to subscription and cloud-based solutions, and the associated maintenance support, professional services and managed services, partially offset by higher revenue from the Company's subscription and cloud offering, the fulfillment of certain obligations related to a government contract, including a significant perpetual license sale in the current period, a cancellation penalty related to a significant contract, and higher revenue from hardware products.
Revenue in Europe, Middle East and Africa ("EMEA") for fiscal 2022 was $624 million compared to $732 million for fiscal 2021. The decrease in EMEA was mainly driven by the continuing shift away from on-premise product solutions to subscription and cloud-based solutions, and the associated hardware maintenance and software support services, professional services and managed services, the unfavorable impact of foreign currency exchange rates, and the negative impact from various sanctions and other retaliatory measures against Russia resulting from the Russia/Ukraine conflict, partially offset by higher revenue from the Company's subscription offering.
Revenue in Asia Pacific ("APAC") for fiscal 2022 was $272 million compared to $297 million for fiscal 2021. The decrease in APAC revenue was mainly driven by the continuing shift away from on-premise product solutions to subscription and cloud-based solutions, and the associated hardware maintenance and software support services, professional services and managed services, the unfavorable impact of foreign currency exchange rates, partially offset by higher revenue from the Company's subscription and cloud offering.
Revenue in Americas International for fiscal 2022 was $214 million compared to $240 million for fiscal 2021. The decrease in Americas International revenue was primarily driven by the continuing shift away from on-premise product solutions to subscription and cloud-based solutions, and the associated hardware maintenance and software support services, professional services and managed services, the unfavorable impact of foreign currency exchange rates, partially offset by higher revenue from the Company's subscription and cloud offering.
Gross Profit
The following table sets forth gross profit and gross margin by operating segment for the periods indicated:

			Gross Margin		Change
	Fiscal years ended September 30,		Fiscal years ended September 30,		Amount	Percent
(In millions)	2022	2021	2022	2021
Products & Solutions	$355	$594	45.7%	59.9%	$(239)	(40)%
Services	962	1,230	56.2%	62.1%	(268)	(22)%
Unallocated amounts	(147)	(174)	(1)	(1)	27	(1)
Total	$1,170	$1,650	47.0%	55.5%	$(480)	(29)%
(1)Not meaningful.
Products & Solutions gross profit for fiscal 2022 was $355 million compared to $594 million for fiscal 2021. The decrease was mainly attributable to the decline in revenue described above. Products & Solutions gross margin decreased from 59.9% in fiscal 2021 to 45.7% in fiscal 2022. The decrease in margin was mainly driven by a less favorable product mix including a higher proportion of hardware sales and third party software sales as the consumption of higher margin software continues to shift to a subscription model, which is reflected within our Services segment, cost incurred associated with the cancellation of a significant contract, higher third party expenses including costs associated with the perpetual license sale to a government agency, and a write-off of excess inventory in the current period.
Services gross profit for fiscal 2022 was $962 million compared to $1,230 million for fiscal 2021. The decrease was mainly driven by the decline in revenue described above. Services gross margin decreased from 62.1% in fiscal 2021 to 56.2% in fiscal 2022. The decrease in margin was mainly driven by the anticipated decline in higher margin software support services, and an increase in costs associated with a higher mix of cloud and partner offerings, partially offset by an increase in revenue from the Company's subscription and cloud offerings. The increase was not sufficient to offset declines in revenue from maintenance, software support services and professional services due to a deceleration in the growth of the Company’s subscription revenue beginning in the third quarter of fiscal 2022. The deceleration was the result of weakening customer purchasing trends, including shorter contract durations and slower pace of customer migrations to the subscription and cloud offerings, which negatively impacted the gross margin.
Unallocated amounts for fiscal 2022 and 2021 include the amortization of technology intangible assets and fair value adjustments recognized upon emergence from bankruptcy which are excluded from segment gross profit.
Operating Expenses
The following table sets forth operating expenses and the percentage of operating expenses to total revenue for the periods indicated:

			Percentage of Total Revenue		Change
	Fiscal years ended September 30,		Fiscal years ended September 30,		Amount	Percent
(In millions)	2022	2021	2022	2021
Selling, general and administrative	$964	$1,053	38.7%	35.4%	$(89)	(8)%
Research and development	222	228	8.9%	7.7%	(6)	(3)%
Amortization of intangible assets	159	159	6.4%	5.3%	—	—%
Impairment charges	1,640	—	65.9%	—%	1,640	n/a
Restructuring charges, net	65	30	2.6%	1.0%	35	117%
Total operating expenses	$3,050	$1,470	122.5%	49.4%	$1,580	107%
Selling, general and administrative expenses for fiscal 2022 were $964 million compared to $1,053 million for fiscal 2021. The decrease was primarily attributable to lower channel compensation, lower accrued incentive compensation, lower employee compensation expenses, the favorable impact of foreign currency exchange rates, and lower facility related costs, partially offset by higher advisory fees in the current period to assist in the assessment of strategic and financial alternatives to improve the Company's capital structure, higher travel and marketing related expenses, higher credit loss expenses, higher severance expenses related to the reduction in force completed in the fourth quarter of fiscal 2022, higher costs associated with legal matters, and other expenses.
Research and development expenses for fiscal 2022 were $222 million compared to $228 million for fiscal 2021. The decrease was primarily attributable to lower accrued incentive compensation and the favorable impact of foreign currency exchange rates, partially offset by higher employee compensation expenses.
Amortization of intangible assets was $159 million for both fiscal 2022 and 2021.
Impairment charges for fiscal 2022 were $1,640 million. During fiscal 2022, the Company recorded a goodwill impairment charge of $1,471 million, which represented the full carrying amount of the Company's goodwill, and an indefinite-lived intangible asset impairment charge of $146 million, primarily due (i) to a reduction in the Company's outlook to reflect the observed earnings shortfall in the third quarter of fiscal 2022 which was caused primarily by a slowdown in the pace and trajectory of customer migration to the Company's subscription hybrid offering, (ii) a reduction in the Company's revenue outlook which reflects streamlining of the Company's portfolio offerings as the Company continues to right-size its internal and external cost structure in the fourth quarter of fiscal 2022 and (iii) an increase in the discount rate to reflect increased risk from higher market uncertainty. In addition, the Company recorded $23 million of fixed assets impairment charges mainly associated with projects that were discontinued.
Restructuring charges, net were $65 million for fiscal 2022 compared to $30 million for fiscal 2021. Restructuring charges during fiscal 2022 consisted of $48 million for employee separation actions primarily in the U.S. and EMEA, and $17 million for facility exit costs as the Company optimizes its real-estate footprint. Restructuring charges during fiscal 2021 consisted of $19 million for employee separation actions and $11 million for facility exit costs primarily in the U.S. and EMEA. The Company anticipates additional restructuring charges in fiscal 2023 in connection with the cost-cutting actions described above.

Operating (Loss) Income
Operating loss for fiscal 2022 was $1,880 million compared to operating income of $180 million for fiscal 2021. Our operating results for fiscal 2022 as compared to fiscal 2021 reflect, among other things, the following items which are described in more detail above:
•lower revenue and gross profit for fiscal 2022; and
•impairment charges of $1,640 million mainly related to the Company's goodwill and indefinite-lived intangible asset, the Avaya Trade Name, during fiscal 2022 with no comparable charges in the prior period, partially offset by
•lower selling, general and administrative expenses and research and development costs in fiscal 2022.
Interest Expense
Interest expense for fiscal 2022 was $224 million compared to $222 million for fiscal 2021. The higher interest expense due to the issuance of the Tranche B-3 Term Loans, Exchangeable Notes and the associated embedded derivatives during the fourth quarter of the fiscal 2022 was offset by gains from the Company's interest rate swap agreements which were de-designated from hedge accounting treatment as of June 30, 2022.
We expect a significant decrease in our interest expense as a result of our capital structure post-Emergence. See Note 24, "Subsequent Events," to our Consolidated Financial Statements.
Other Income, Net
Other income, net for fiscal 2022 was $55 million as compared to $44 million for fiscal 2021. The increase was mainly driven by the change in fair value of the 2017 Emergence Date Warrants and the net impact of foreign currency gains (losses), partially offset by a non-cash settlement gain recorded during fiscal 2021 related to the Company's other post-retirement plan.
Provision for Income Taxes
The provision for income taxes was $47 million for fiscal 2022 compared to a provision for income taxes of $15 million for fiscal 2021.
The Company's effective income tax rate for fiscal 2022 differed from the U.S. federal tax rate by 23% or $477 million principally related to the nondeductible goodwill impairment charge recorded in the third quarter of fiscal 2022 and deferred taxes (including losses) generated for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized.
The Company's effective income tax rate for fiscal 2021 differed from the U.S. federal tax rate by 729% or $15 million principally related to deferred taxes (including losses) generated for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized, and certain nondeductible expenses.
Net Loss
Net loss was $2,096 million for fiscal 2022 compared to $13 million for fiscal 2021 as a result of the items discussed above.
Liquidity and Capital Resources
The accompanying Consolidated Financial Statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with GAAP. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these Consolidated Financial Statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.
During the fiscal year ended September 30, 2022, the Company experienced a significant slowdown in its operations and had operating cash outflows of $312 million. Additionally, prior to the Chapter 11 Cases, the Company had been involved in discussions with its lenders relating to the financing transactions it completed in July 2022 (as described further in Note 11, "Financing Arrangements") and the scheduled June 2023 maturity of the Convertible Notes. In its Form 12b-25 in respect of the Quarterly Report on Form 10-Q for the period ended June 30, 2022 filed with the SEC on August 9, 2022, the Company indicated that in light of the Convertible Notes being characterized as a current liability and the related engagement with advisors to address the Convertible Notes, coupled with the decline in revenues during the third quarter, which represented substantially lower revenues than previous Company expectations, and the negative impact of significant operating losses on the Company’s cash balance, the Company determined that there was substantial doubt about the Company’s ability to continue as a going concern.
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
Cash Flow Activity
The following table provides a summary of the statements of cash flows for the periods indicated:

	Fiscal years ended September 30,
(In millions)	2022	2021
Net cash (used for) provided by:
Operating activities	$(312)	$30
Investing activities	(108)	(117)
Financing activities	406	(142)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(10)	—
Net decrease in cash, cash equivalents, and restricted cash	(24)	(229)
Cash, cash equivalents, and restricted cash at beginning of period	502	731
Cash, cash equivalents, and restricted cash at end of period (1)	$478	$502
(1)Includes $225 million and $4 million of restricted cash for fiscal 2022 and 2021, respectively.
Operating Activities
Cash used for operating activities for fiscal 2022 was $312 million compared to cash provided by operating activities of $30 million for fiscal 2021. The change was primarily due to lower cash earnings, higher advisory fees incurred to assist in the assessment of strategic and financial alternatives to improve the Company's capital structure and higher employee severance payments under the Company's restructuring programs, partially offset by the timing of customer cash payments as the Company continues its transition to a cloud and subscription model and $52 million of net proceeds received from the restructuring of the Company's Forward Swap Agreements described in Note 12, "Derivative Instruments and Hedging Activities," to our Consolidated Financial Statements.
Investing Activities
Cash used for investing activities for fiscal 2022 was $108 million compared to $117 million for fiscal 2021. The change was primarily driven by cash used for an asset acquisition in the prior year period.
Financing Activities
Cash provided by financing activities for fiscal 2022 was $406 million compared to cash used for financing activities of $142 million for 2021. The change was primarily due to the proceeds received from the issuance of the Tranche B-3 Term Loans and the issuance of the Company's 8.00% Exchangeable Notes in fiscal 2022 described in Note 11, "Financing Arrangements," to our Consolidated Financial Statements, as well as repurchases of shares of common stock under the Company's share repurchase program and a principal repayment under the Term Loan Credit Agreement in fiscal 2021 with no comparable transactions in the current period. This was partially offset by the repurchase of a portion of the Company's 2.25% Convertible Notes described in Note 11, "Financing Arrangements," to our Consolidated Financial Statements, lower proceeds from the exercise of stock options and higher debt issuance costs in the current period.
Financing Arrangements
See Note 1, "Background and Basis of Presentation," Note 11, "Financing Arrangements," and Note 24, "Subsequent Events," to our Consolidated Financial Statements for additional information regarding the Company's Pre-Petition Debt Instruments, including the Term Loan Credit Agreement, the ABL Credit Agreement the Senior Notes, the Convertible Notes and the Exchangeable Notes, as well as the DIP Term Loan Facility, the DIP ABL Facility and the effects of the Chapter 11 Cases on the Pre-Petition Debt Instruments.
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
In addition, the Company agreed to purchase seats of Avaya Cloud Office ("ACO") in the event certain volumes of ACO sales are not met over the term of its agreement with RingCentral, Inc. ("RingCentral"), which is described further in Note 22, "Commitments and Contingencies." In the event that the cumulative number of ACO seats sold as of the end of each calendar quarter is lower than the agreed upon threshold for such quarter, the Company will be required to purchase a number of ACO seats equal to such shortfall from RingCentral. Any such ACO seats purchased are subject to certain limitations and must be purchased for a two-year paid term with payments made monthly and pricing that is variable based on sales volumes by jurisdiction, contract size and product tier. The Company may resell such ACO seats to end customers or maintain them for internal use. In the event of any such requirement to purchase ACO seats, the required cash payments to RingCentral could have a significant adverse impact on the Company's financial position, results of operations and operating cash flows. Based on the variable nature of the commitment, the Company is not able to estimate the ultimate future cash flow impact, if any, of these increasing volume commitments.
In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations and proceedings relating to intellectual property, commercial, employment, environmental and regulatory matters, including but not limited to a suit filed by Solaborate Inc. and Solaborate LLC described in Note 22, "Commitments and Contingencies," to our Consolidated Financial Statements. On February 3, 2023, the Company reached an agreement to settle the lawsuit with Solaborate which will not have a material adverse effect on the Company's future cash requirements or cash flow.
Future Sources of Liquidity
Our existing cash balance and proceeds from the Exit Term Loan and Exit ABL Loan are our primary sources of future liquidity. As a result of the extinguishment of a significant amount of our debt in the Chapter 11 Cases, our annual interest expense was significantly reduced upon Emergence when compared to our pre-petition capital structure.
Both the Exit Term Loan and the Exit ABL Loan include conditions precedent, representations and warranties, affirmative and negative covenants, and events of default customary for financings of this type and size. See Note 11, "Financing Arrangements," for additional information on the Exit Term Loan and the Exit ABL Loan.
As of September 30, 2022 and 2021, our cash and cash equivalent balances were $253 million and $498 million, respectively. As of December 31, 2022, our cash and cash equivalent balances were $225 million, which includes unrestricted net proceeds from the July 12, 2022 financings, as well as borrowings under our ABL Credit Agreement. During the first quarter of fiscal 2023, the Company borrowed $90 million and repaid $34 million under the ABL Credit Agreement. During the second quarter of fiscal 2023, the Company repaid the remainder of the ABL Credit Agreement.
As of September 30, 2022 and 2021, our cash and cash equivalent balances held outside the U.S. were $117 million and $195 million, respectively. As of September 30, 2022, the Company's cash and cash equivalents held outside the U.S. may need to be repatriated to fund the Company's operations in the U.S. based on our expected future sources of liquidity.
At September 30, 2022, the Company had issued and outstanding letters of credit and guarantees of $31 million under the ABL Credit Agreement and had no borrowings outstanding under its ABL Credit Agreement.
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
The reconciliation of net loss, which is a GAAP measure, to EBITDA and Adjusted EBITDA, which are non-GAAP measures, is presented below for the periods indicated:

	Fiscal years ended September 30,
(In millions)	2022	2021
Net loss	$(2,096)	$(13)
Interest expense	224	222
Interest income	(4)	(1)
Provision for income taxes	47	15
Depreciation and amortization	408	425
EBITDA	(1,421)	648
Impact of fresh start accounting adjustments(a)	1	2
Restructuring charges(b)	64	28
Advisory fees(c)	19	—
Acquisition-related costs	—	3
Share-based compensation	27	55
Impairment charges(d)	1,640	—
Pension and post-retirement benefit costs	(3)	(1)
Gain on post-retirement plan settlement	—	(14)
Change in fair value of the 2017 Emergence Date Warrants	(9)	1
Legal matters(e)	8	—
Gain on foreign currency transactions	(17)	(3)
Adjusted EBITDA	$309	$719
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
(d)Impairment charges include an indefinite-lived intangible asset impairment charge of $146 million, a goodwill impairment charge of $1,471 million and fixed assets impairment charges of $23 million mainly associated with specific customer and internal projects that were discontinued. See Note 7, "Goodwill," and Note 8, "Intangible Assets, net," for additional information.
(e)Resolution of legal matters includes third party fees and settlements related to certain non-recurring legal matters.

Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires the Company's management to make judgments, assumptions and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances. Actual results may differ from these estimates and such differences may be material. Note 2, "Summary of Significant Accounting Policies," to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the Company's Consolidated Financial Statements. The accounting policies and estimates below have been identified by the Company's management as those that are most critical to our financial statements as they require management to make significant judgments and estimates about inherently uncertain matters.
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
The total transaction price for each customer contract is determined based on the total consideration specified in the contract, including variable consideration such as sales incentives and other discounts. Judgment is required in estimating variable consideration, which typically reduces the total transaction price due to the nature of the elements to which variable consideration relates. The Company’s variable consideration estimates mainly consist of reserves for contractual stock rotation rights to channel partners to support the management of inventory; future credits and sales incentives to distributors and other channel partners based on our contractual arrangements; and reserves for estimated sales returns based on a customer’s right of return. Estimates of variable consideration reflect the Company’s historical experience, current contractual requirements, specific known market events and trends, industry data and forecasted customer buying patterns. When estimating returns, the Company considers customary inventory levels held by third-party distributors. The Company’s variable consideration estimates are recorded as a reduction of revenue at the time of sale and depending on the facts and circumstances, a change in variable consideration estimate will either be accounted for at the contract level or using the portfolio method.
Goodwill and Indefinite-lived Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized but are subject to impairment testing annually, on July 1st, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of goodwill or an indefinite-lived intangible asset below its carrying amount.
Goodwill is tested for impairment at the reporting unit level. Depending on the facts and circumstances, the impairment test for goodwill can be performed using either a qualitative or quantitative approach. The qualitative approach consists of a weighting of several qualitative factors, including, but not limited to, macroeconomic conditions (including changes in interest rates and discount rates), industry and market considerations, the recent and projected financial performance of the reporting unit, changes in the Company's enterprise market value and other relevant factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. This assessment can require significant judgments, including the estimation of future cash flows and an assessment of market and industry dependent risks. If the assessment of all relevant qualitative factors indicates that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, a quantitative goodwill impairment test is not necessary. If the assessment of all relevant qualitative factors indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will perform a quantitative goodwill impairment test. The Company has the unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing a quantitative goodwill impairment assessment.
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
The Company's goodwill balance is assigned to its Services reporting unit. During the third quarter of fiscal 2022, the Company concluded that a triggering event occurred due to (i) a sustained decrease in the market value of the Company's debt and common stock and (ii) a significant decline in revenues during the third quarter, which represented substantially lower revenues than the Company's expectations. As a result, the Company performed an interim quantitative goodwill impairment test as of June 30, 2022 to compare the fair value of the Services reporting unit to its carrying amount, including the goodwill. Although the Company previously used a weighting of the market approach and income approach in estimating the fair value of its reporting units, the Company did not assign a weighting to the market approach for the interim goodwill impairment assessment as of June 30, 2022 given the limited availability of publicly traded comparable companies that accurately reflect the same economic outlook and risk profile as Avaya, and instead relied solely on the income approach to estimate the fair value of the Services reporting unit as of June 30, 2022.
The result of the Company’s interim goodwill impairment test as of June 30, 2022 indicated that the carrying amount of the Company's Services reporting unit exceeded its estimated fair value primarily due to a reduction in the Company's outlook to reflect the observed earnings shortfall which was caused primarily by a slowdown in the pace and trajectory of customer migration to the Company's subscription hybrid offering and an increase in the discount rate to reflect increased risk from higher market uncertainty. As a result, the Company recorded a goodwill impairment charge of $1,471 million to write down the full carrying amount of the Services goodwill within the Impairment charges line item in the Consolidated Statements of Operations.

As a result of the goodwill triggering event described above, the Company performed a recoverability test on all of its finite-lived asset groups as of June 30, 2022 before proceeding to the goodwill impairment review and concluded that no impairment charge was necessary. The recoverability test of finite-lived asset assets was based on forecasts of undiscounted cash flows for each asset group. Similar to the goodwill impairment test, the recoverability test for finite-lived assets relies on cash flow models which include assumptions regarding revenue growth rates, projected earnings (excluding interest and taxes), working capital needs, technology expenses, business restructuring costs and associated savings, capital expenditures, and discount rates and terminal growth rates applied to the terminal year. The Company also performed an interim quantitative impairment test for its indefinite-lived intangible asset, the Avaya Trade Name, as of June 30, 2022 to compare the fair value of the Avaya Trade Name to its carrying amount. The fair value of the Avaya Trade Name was estimated using the relief-from-royalty model, a form of the income approach. Under this methodology, the fair value of the trade name was estimated by applying a royalty rate to forecasted net revenues which was then discounted using a risk-adjusted rate of return on capital. The model relies on assumptions regarding revenue growth rates, royalty rate, discount rate and terminal growth rate. Revenue growth rates inherent in the forecast were based on input from internal and external market intelligence research sources that compare factors such as growth in global economies, regional industry trends and product evolutions. The royalty rate was determined using a set of observed market royalty rates. The discount rate the Company used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk and the rate of return an outside investor would expect to earn. To estimate royalty cash flows beyond the final year of its model, the Company used a terminal value approach. Under this approach, the Company applied a perpetuity growth assumption to determine the terminal value. The Company incorporated the present value of the resulting terminal value into its estimate of fair value. The result of the interim impairment test of the Avaya Trade Name as of June 30, 2022 indicated that the carrying amount of the Avaya Trade Name exceeded its estimated fair value primarily due to a reduction in the Company's outlook to reflect the observed revenue decline which was caused primarily by a slowdown in the pace and trajectory of customer migration to the Company's subscription hybrid offering and lower than anticipated on-premise license sales and an increase in the discount rate to reflect increased risk from higher market uncertainty. As a result, the Company recorded an indefinite-lived intangible asset impairment charge of $114 million within the Impairment charges line item in the Consolidated Statements of Operations, representing the amount by which the carrying amount of the Avaya Trade Name exceeded its fair value.
At July 1, 2022, the Company performed its annual impairment test using the qualitative approach for the Avaya Trade Name and determined that no additional impairment existed since the previous assessment as of June 30, 2022.
During the fourth quarter of fiscal 2022, the Company concluded that a triggering event occurred in relation to the Avaya Trade Name primarily due to a revision in the Company's long-term revenue forecast which reflects certain strategic initiatives implemented under the Company's new CEO. As a result of the triggering event, the Company performed an interim quantitative impairment test for the Avaya Trade Name as of September 30, 2022 to compare the fair value of the Avaya Trade Name to its carrying amount using the relief-from-royalty model described above. The result of the interim impairment test of the Avaya Trade Name as of September 30, 2022 indicated that the carrying amount of the Avaya Trade Name exceeded its estimated fair value primarily due to a reduction in the Company's revenue outlook which reflects streamlining of the Company's portfolio offerings as the Company continues to right-size its internal and external cost structure. As a result, the Company recorded an incremental indefinite-lived intangible asset impairment charge of $32 million within the Impairment charges line item in the Consolidated Statements of Operations, representing the amount by which the carrying amount of the Avaya Trade Name exceeded its fair value. As of September 30, 2022, the remaining carrying amount of the Avaya Trade Name was $187 million.
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

Refer to Note 24, "Subsequent Events", for additional information regarding triggering events identified subsequent to September 30, 2022.
Embedded Derivatives
The Company evaluated the terms and features of its Tranche B-3 Term Loan and Exchangeable Notes, as defined in Note 11, “Financing Arrangements,” and identified embedded features that, in certain scenarios, could modify the cash flows of their respective debt instruments.
The Company evaluated the embedded features individually and determined that a subset of the features were not clearly and closely related to the underlying debt instruments and did not qualify for any scope exceptions set forth in the accounting standards. Accordingly, these embedded features (the "Debt-related embedded derivatives") are required to be bifurcated from their host instruments and accounted for separately as an embedded derivative liability. As a result, the Company recorded the fair value of the Debt-related embedded derivatives as of the issuance date as a reduction of the initial carrying amount of the debt instruments (as part of the debt discount). The discount is amortized to interest expense using the effective interest method over the life of the debt instruments.
The Debt-related embedded derivatives will be adjusted to fair value each reported period with changes in fair value subsequent to the issuance date recognized within Interest Expense in the Consolidated Statements of Operations. The aggregate fair value of the Debt-related embedded derivatives is reflected within Long-term debt in the Consolidated Balance Sheets.
The fair value of the derivatives is determined using the with-and-without model which compares the estimated fair value of the underlying debt instrument with the embedded features to the estimated fair value of the underlying debt instrument without the embedded features, with the difference representing the estimated fair value of the embedded derivative features. The with-and-without model includes significant unobservable estimates, including estimated market yield, an estimation of the Company’s probability of default and creditor recovery rates, and the probability of the occurrence of a change of control event or asset sale. Market yields are estimated using the risk-free rate commensurate with the remaining term of the instrument, an implied credit-spread based on the issuance price and the change in option adjusted spread of the traded debt instruments. The Company uses observable trading prices of its existing debt instruments to imply a probability of default and uses the S&P recovery rating to determine the creditor recovery rate each period. Management estimates the probability of the change of control or asset sale based on its assessment of entity specific factors and the status of on-going transaction negotiations, if any. Changes in the inputs into the valuation model may have a significant impact on the estimated fair value of the Debt-related embedded derivatives.
On July 12, 2022, the issuance date, the aggregate fair value of the Debt-related embedded derivatives was $34 million, which was recorded as a debt discount (contra liability) and a derivative liability within Long-term debt on the Consolidated Balance Sheets. As of September 30, 2022, the aggregate fair value of the Debt-related embedded derivatives was $72 million. As a result, the Company recorded the change in fair value of $(38) million within Interest expense during fiscal 2022.
As of September 30, 2022, a hypothetical 100 basis point change in the estimated market yield would have resulted in a change in the aggregate fair value of the Debt-related embedded derivatives of approximately $1 million. A hypothetical 1000 basis point increase or decrease in the estimated probability of default would have resulted in a change in the aggregate fair value of the Debt-related embedded derivatives of $8 million or $(7) million, respectively. A hypothetical 1000 basis point change in the estimated probability of a change of control/asset sale for the Tranche B-3 Term Loans and a hypothetical 500 basis point change in the estimated probability of a change of control/asset sale for the Exchangeable Notes would have resulted in a change in the aggregate fair value of the Debt-related derivatives of approximately $7 million.
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
Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") subtopic 740-10, "Income Taxes-Overall" ("ASC 740-10") prescribes a comprehensive model for the financial statement recognition, measurement, classification and disclosure of uncertain tax positions. ASC 740-10 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit based on the technical merits of the position. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.
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
While the Company believes that the assumptions used in these calculations are reasonable, differences in actual experience or changes in assumptions could materially affect the expense and liabilities related to the Company's defined benefit plans. For the U.S. pension; non-U.S. pension; and post-retirement plans combined, a hypothetical 25 basis point change in the discount rate would affect expense for fiscal 2022 by approximately $2 million. A hypothetical 25 basis point increase or decrease in the discount rate would change the projected benefit obligation as of September 30, 2022 by approximately $(28) million or $29 million, respectively. A hypothetical 25 basis point change in the expected long-term rate of return would affect expense for fiscal 2022 by approximately $2 million.
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
Interest Rate Risk
The Company had exposure to changing interest rates primarily under the Term Loan Credit Agreement and ABL Credit Agreement, each of which bore interest at variable rates. The Company had $1,893 million of variable rate loans outstanding as of September 30, 2022.
As of September 30, 2022, the Company maintained interest rate swap agreements with a net notional amount of $1,543 million which fix a portion of the variable interest due under its Term Loan Credit Agreement (the "Original Swap Agreements"). Under the terms of the Original Swap Agreements, which matured on December 15, 2022, the Company paid a fixed rate of 2.935% and received a variable rate of interest based on one-month LIBOR.
As of September 30, 2022, the Company also had forward starting swap agreements to fix a portion of the variable rate interest due on its Term Loan Credit Agreement from December 15, 2022 (the maturity date of the Original Swap Agreements) through June 15, 2027. Under the terms of the forward starting swap agreements, the Company paid a fixed rate of 2.5480% and received a variable rate of interest based on one-month Secured Overnight Financing Rate ("SOFR"). The forward swap agreements had a notional amount of $1,000 million.
It is management’s intention that the net notional amount of interest rate swap agreements be less than or equal to the variable rate loans outstanding during the life of the derivatives. For fiscal 2022, 2021, and 2020, the Company recognized a gain (loss) on the interest rate swap agreements of $2 million, $(51) million and $(35) million, respectively, which is reflected in Interest expense in the Consolidated Statements of Operations. At September 30, 2022, the Company maintained a $80 million deferred gain on its interest rate swap agreements within Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets.
See Note 11, "Financing Arrangements," Note 12, "Derivative Instruments and Hedging Activities," and Note 24, "Subsequent Events," to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information related to the Company's variable rate Pre-Petition Debt Instruments and interest rate swap agreements.
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
Non-U.S. denominated revenue was $540 million for fiscal 2022. We estimate a 10% change in the value of the U.S. dollar relative to all foreign currencies would have affected our revenue for fiscal 2022 by $54 million.
The Company, from time-to-time, utilizes foreign currency forward contracts primarily to hedge fluctuations associated with certain monetary assets and liabilities including receivables, payables and certain intercompany balances. These foreign currency forward contracts are not designated for hedge accounting treatment. As a result, changes in the fair value of these contracts are recorded as a component of Other income, net to offset the change in the value of the underlying assets and liabilities. As of September 30, 2022, the Company maintained open foreign exchange contracts with a total notional value of $12 million, hedging the Czech Koruna. As of September 30, 2022, the fair value of open foreign exchange contracts was not material. In fiscal 2022, 2021 and 2020, the Company's (loss) gain on foreign exchange contracts was $(5) million, $6 million and $(1) million, respectively, and was recorded within Other income, net in the Consolidated Statements of Operations.

Item 8.	Financial Statements and Supplementary Data
Avaya Holdings Corp.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Avaya Holdings Corp.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Avaya Holdings Corp. and its subsidiaries (the “Company”) as of September 30, 2022 and 2021, and the related consolidated statements of operations, of comprehensive (loss) income, of changes in stockholders’ (deficit) equity and of cash flows for each of the three years in the period ended September 30, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to (i) the Company not designing and maintaining an effective control environment as former senior management failed to set an appropriate tone at the top; (ii) the Company not designing and maintaining effective controls to ensure appropriate communication between certain functions within the Company; and (iii) the Company not designing and maintaining effective controls over the ethics and compliance program.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
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
Finite-lived Asset Recoverability Test for the Services Asset Group and Interim Goodwill Impairment Assessment for the Services Reporting Unit
As described in Notes 2, 7, 8 and 9 to the consolidated financial statements, the Company’s consolidated property, plant and equipment, net balance was $281 million, finite-lived intangible assets, net was $1,589 million as of September 30, 2022, and during 2022 a goodwill impairment charge of $1,471 million was recorded to write down the full carrying amount of the Company’s goodwill. Management tests long-lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Goodwill is not amortized but is subject to periodic testing for impairment at the reporting unit level. The Company’s reporting units are subject to impairment testing annually, on July 1st, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The quantitative goodwill impairment test is conducted by estimating and comparing the fair value of the reporting unit to its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, management recognizes an impairment loss equal to the amount of the excess, limited to the amount of goodwill allocated to that reporting unit. During the third quarter of fiscal 2022, management concluded that a triggering event occurred primarily due to (i) a sustained decrease in the market value of the Company's debt and common stock and (ii) a significant decline in revenues during the third quarter, which represented substantially lower revenues than management’s expectations. As a result of the triggering event, management performed a recoverability test on all of its finite-lived asset groups as of June 30, 2022 before proceeding to the goodwill impairment assessment and concluded that no impairment charge was necessary. The result of management’s interim goodwill impairment test as of June 30, 2022 indicated that the carrying amount of the Company's Services reporting unit exceeded its estimated fair value. As a result, a goodwill impairment charge of $1,471 million was recorded to write down the full carrying amount of the Services goodwill within the impairment charges line item in the consolidated statements of operations. Management estimates the fair value of the reporting unit using a weighting of fair values derived from an income approach and a market approach. For the interim goodwill impairment assessment as of June 30, 2022, management did not assign a weighting to the market approach given the limited availability of publicly traded comparable companies that accurately reflect the same economic outlook and risk profile as the Company, and instead relied solely on the income approach to estimate the fair value of the Services reporting unit as of June 30, 2022. Under the income approach, the fair value of a reporting unit is estimated using a discounted cash flows model. The recoverability test of finite-lived assets is based on forecasts of undiscounted cash flows for each asset group. The goodwill impairment test and recoverability test for finite-lived assets rely on assumptions regarding revenue growth rates, projected earnings (excluding interest and taxes), working capital needs, technology expenses, business restructuring costs and associated savings, capital expenditures, discount rate and terminal growth rate. The goodwill impairment test also relies on an assumption regarding the income tax rate.
The principal considerations for our determination that performing procedures relating to the finite-lived asset recoverability test for the Services asset group and interim goodwill impairment assessment for the Services reporting unit is a critical audit matter are (i) the significant judgment by management when estimating the recoverability of the Services asset group and developing the fair value estimate of the Services reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, business restructuring costs and associated savings, discount rate and the terminal growth rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s finite-lived asset recoverability test for the Services asset group and interim goodwill impairment assessment for the Services reporting unit, including controls over the recoverability and valuation of the Services asset group and reporting unit, respectively. These procedures also included, among others (i) testing management’s process for developing the cash flow and fair value estimates; (ii) evaluating the appropriateness of the undiscounted and discounted cash flows models; (iii) testing the completeness and accuracy of underlying data used in the models; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the revenue growth rates, business restructuring costs and associated savings, discount rate and the terminal growth rate. Evaluating management’s assumptions related to the revenue growth rates and business restructuring costs and associated savings involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Services asset group and reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s undiscounted and discounted cash flows models and (ii) the discount rate and terminal growth rate assumptions.
Indefinite-Lived Intangible Asset Impairment Assessments - Avaya Trade Name
As described in Notes 2 and 8 to the consolidated financial statements, the Company’s Avaya trade name indefinite-lived intangible asset, net balance was $187 million as of September 30, 2022. Intangible assets determined to have indefinite useful lives are not amortized but are tested for impairment annually, on July 1st, or more frequently if events occur or circumstances change that indicate an asset may be impaired. As a result of the triggering event described above, management also performed an interim quantitative impairment test for its indefinite-lived intangible asset, the Avaya trade name, as of June 30, 2022. As a result, an indefinite-lived intangible asset impairment charge of $114 million was recorded within the impairment charges line item in the consolidated statements of operations. In addition, during the fourth quarter of fiscal 2022, management concluded that a triggering event occurred in relation to the Avaya trade name primarily due to a revision in the Company's long-term revenue forecast which reflects certain strategic initiatives implemented under the Company's new CEO. As a result of the fourth quarter triggering event, management performed an interim quantitative impairment test for its Avaya trade name as of September 30, 2022, which resulted in an impairment charge of $32 million recorded within the impairment charges line item in the consolidated statements of operations. The impairment test for the Avaya trade name consists of a comparison of the estimated fair value of the asset to its carrying amount. If the carrying amount of the Avaya trade name exceeds its estimated fair value, an impairment charge equal to the amount of the excess is recognized. Management estimates the fair value of the Avaya trade name using the relief-from-royalty model, a form of the income approach. Under this methodology, the fair value of the trade name is estimated by applying a royalty rate to forecasted net revenues which is then discounted using a risk-adjusted rate of return on capital. The model relies on assumptions regarding revenue growth rates, royalty rate, discount rate and terminal growth rate.
The principal considerations for our determination that performing procedures relating to the Avaya trade name indefinite-lived intangible asset interim impairment assessments is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Avaya trade name; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, royalty rate and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s Avaya trade name indefinite-lived intangible asset impairment assessment, including controls over the valuation of the Avaya trade name. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Avaya trade name; (ii) evaluating the appropriateness of the relief-from-royalty model; and (iii) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, royalty rate and discount rate. Evaluating management’s assumptions related to the revenue growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Company; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s relief-from-royalty model and (ii) the discount rate and royalty rate assumptions.

/s/ PricewaterhouseCoopers LLP
New York, New York
September 8, 2023

We have served as the Company’s auditor since 2000.

Avaya Holdings Corp.
Consolidated Statements of Operations
(In millions, except per share amounts)

	Fiscal years ended September 30,
	2022	2021	2020
REVENUE
Products	$777	$992	$1,073
Services	1,713	1,981	1,800
	2,490	2,973	2,873
COSTS
Products:
Costs	422	398	405
Amortization of technology intangible assets	147	173	174
Services	751	752	714
	1,320	1,323	1,293
GROSS PROFIT	1,170	1,650	1,580
OPERATING EXPENSES
Selling, general and administrative	964	1,053	1,013
Research and development	222	228	207
Amortization of intangible assets	159	159	161
Impairment charges	1,640	—	624
Restructuring charges, net	65	30	30
	3,050	1,470	2,035
OPERATING (LOSS) INCOME	(1,880)	180	(455)
Interest expense	(224)	(222)	(226)
Other income, net	55	44	63
(LOSS) INCOME BEFORE INCOME TAXES	(2,049)	2	(618)
Provision for income taxes	(47)	(15)	(62)
NET LOSS	$(2,096)	$(13)	$(680)
LOSS PER SHARE
Basic	$(24.42)	$(0.20)	$(7.45)
Diluted	$(24.42)	$(0.20)	$(7.45)
Weighted average shares outstanding
Basic	86.0	84.5	92.2
Diluted	86.0	84.5	92.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Consolidated Statements of Comprehensive (Loss) Income
(In millions)

	Fiscal years ended September 30,
	2022	2021	2020
Net loss	$(2,096)	$(13)	$(680)
Other comprehensive income (loss):
Pension, post-retirement and post-employment benefit-related items, net of income taxes of $(2) for fiscal 2022; $(4) for fiscal 2021; and $0 for fiscal 2020	171	88	(2)
Cumulative translation adjustment	38	9	(39)
Change in interest rate swaps, net of income taxes of $(2) for fiscal 2022; $(3) for fiscal 2021; and $3 for fiscal 2020	114	57	(31)
Other comprehensive income (loss)	323	154	(72)
Total comprehensive (loss) income	$(1,773)	$141	$(752)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Consolidated Balance Sheets
(In millions, except per share and share amounts)

	As of September 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$253	$498
Restricted cash	222	—
Accounts receivable, net	322	307
Inventory	74	51
Contract assets, net	543	518
Contract costs	110	117
Other current assets	116	100
TOTAL CURRENT ASSETS	1,640	1,591
Property, plant and equipment, net	281	295
Deferred income taxes, net	—	40
Intangible assets, net	1,776	2,235
Goodwill	—	1,480
Operating lease right-of-use assets	97	135
Other assets	279	209
TOTAL ASSETS	$4,073	$5,985
LIABILITIES
Current liabilities:
Debt maturing within one year	$210	$—
Accounts payable	263	295
Payroll and benefit obligations	108	193
Contract liabilities	245	360
Operating lease liabilities	40	49
Business restructuring reserves	26	19
Other current liabilities	137	181
TOTAL CURRENT LIABILITIES	1,029	1,097
Non-current liabilities:
Long-term debt	3,032	2,813
Pension obligations	410	648
Other post-retirement obligations	109	153
Deferred income taxes, net	43	53
Contract liabilities	300	305
Operating lease liabilities	72	102
Business restructuring reserves	23	25
Other liabilities	224	267
TOTAL NON-CURRENT LIABILITIES	4,213	4,366
TOTAL LIABILITIES	5,242	5,463
Commitments and contingencies (Note 22)
Preferred stock, $0.01 par value; 55,000,000 shares authorized at September 30, 2022 and 2021
Convertible series A preferred stock; 125,000 shares issued and outstanding at September 30, 2022 and 2021	133	130
STOCKHOLDERS' (DEFICIT) EQUITY
Common stock, $0.01 par value; 550,000,000 shares authorized; 86,846,958 shares issued and outstanding at September 30, 2022; and 84,115,602 shares issued and outstanding at September 30, 2021	1	1
Additional paid-in capital	1,546	1,467
Accumulated deficit	(3,081)	(985)
Accumulated other comprehensive income (loss)	232	(91)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(1,302)	392
TOTAL LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY	$4,073	$5,985

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Consolidated Statements of Changes in Stockholders' (Deficit) Equity
(In millions)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' (Deficit) Equity
	Shares	Par Value
Balance as of September 30, 2019	111.0	$1	$1,761	$(289)	$(173)	$1,300
Issuance of common stock under the equity incentive plan	1.5					—
Issuance of common stock under the employee stock purchase plan	0.2		2			2
Shares repurchased and retired for tax withholding on vesting of restricted stock units	(0.5)		(7)			(7)
Shares repurchased and retired under share repurchase program	(28.9)		(330)			(330)
Share-based compensation expense			30			30
Accretion of preferred stock to redemption value			(4)			(4)
Preferred stock dividends accrued			(3)			(3)
Net loss				(680)		(680)
Other comprehensive loss					(72)	(72)
Balance as of September 30, 2020	83.3	$1	$1,449	$(969)	$(245)	$236
Issuance of common stock under the equity incentive plan	2.1		8			8
Issuance of common stock under the employee stock purchase plan	0.8		13			13
Shares repurchased and retired for tax withholding on vesting of restricted stock units	(0.6)		(12)			(12)
Shares repurchased and retired under share repurchase program	(1.5)		(37)			(37)
Share-based compensation expense			50			50
Preferred stock dividends accrued, $2 million, and paid, $2 million			(4)			(4)
Adjustment for adoption of new accounting standard				(3)		(3)
Net loss				(13)		(13)
Other comprehensive income					154	154
Balance as of September 30, 2021	84.1	$1	$1,467	$(985)	$(91)	$392
Issuance of common stock under the equity incentive plan and the Stock Bonus Program	2.0		5			5
Issuance of common stock under the employee stock purchase plan	1.3		10			10
Shares repurchased and retired for tax withholding on vesting of restricted stock units and Stock Bonus Program shares	(0.6)		(11)			(11)
Write-down of conversion option for Convertible Notes due to repurchase			(10)			(10)
Conversion option for Exchangeable Notes transferred to equity, net of $4 million in issuance costs			62			62
Share-based compensation expense			27			27
Preferred stock dividends accrued, $3 million, and paid, $1 million			(4)			(4)
Net loss				(2,096)		(2,096)
Other comprehensive income					323	323
Balance as of September 30, 2022	86.8	$1	$1,546	$(3,081)	$232	$(1,302)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Consolidated Statements of Cash Flows
(In millions)

	Fiscal years ended September 30,
	2022	2021	2020
OPERATING ACTIVITIES:
Net loss	$(2,096)	$(13)	$(680)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	408	425	423
Share-based compensation	27	55	30
Amortization of debt discount and issuance costs	31	26	23
(Gain) loss on extinguishment of debt	(5)	1	7
Deferred income taxes, net	38	(5)	(29)
Impairment charges	1,640	—	624
Gain on post-retirement plan settlement	—	(14)	—
Change in fair value of 2017 emergence date warrants	(9)	1	3
Change in fair value of interest rate swap agreements	(42)	—	—
Change in fair value of debt-related embedded derivatives	38	—	—
Unrealized (gain) loss on foreign currency transactions	(21)	6	24
Impairment of debt securities	—	—	10
Realized gain on sale of equity securities	—	—	(59)
Other non-cash charges (credits), net	10	(1)	(9)
Changes in operating assets and liabilities:
Accounts receivable	(17)	(29)	37
Inventory	1	1	8
Operating lease right-of-use assets and liabilities	—	(2)	13
Contract assets	(86)	(240)	(166)
Contract costs	11	(15)	5
Accounts payable	(31)	53	(48)
Payroll and benefit obligations	(112)	(56)	46
Business restructuring reserves	11	(5)	(19)
Contract liabilities	(113)	(161)	(71)
Other assets and liabilities	5	3	(25)
NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(312)	30	147
INVESTING ACTIVITIES:
Capital expenditures	(108)	(106)	(98)
Proceeds from sale of marketable securities	—	—	412
Asset acquisition, net of cash received	—	(7)	—
Other investing activities	—	(4)	—
NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(108)	(117)	314
FINANCING ACTIVITIES:
Shares repurchased under share repurchase program	—	(37)	(330)
Proceeds from issuance of Series A Preferred Stock, net of issuance costs of $4	—	—	121
Repayment of Term Loan Credit Agreement due to refinancing	—	(743)	(1,643)
Proceeds from Term Loan Credit Agreement due to refinancing	—	743	1,627
Proceeds from issuance of Senior Notes	—	—	1,000
Repayment of Term Loan Credit Agreement	—	(100)	(1,231)
Proceeds from issuance of Tranche B-3 Term Loans	315	—	—
Repurchase of Convertible Notes, net of purchase price discount of $3	(126)	—	—
Proceeds from issuance of Exchangeable Notes	250	—	—
Debt issuance costs	(22)	(2)	(14)
Principal payments for financing leases	(8)	(11)	(10)
Payments for other financing arrangements	(1)	(2)	—
Proceeds from other financing arrangements	—	3	—
Payment of acquisition-related contingent consideration	—	—	(5)
Proceeds from Employee Stock Purchase Plan	9	13	3
Proceeds from exercises of stock options	1	8	—
Preferred stock dividends paid	(1)	(2)	—
Shares repurchased for tax withholdings on vesting of restricted stock units and Stock Bonus Program shares	(11)	(12)	(7)
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	406	(142)	(489)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(10)	—	3
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(24)	(229)	(25)
Cash, cash equivalents, and restricted cash at beginning of period	502	731	756
Cash, cash equivalents, and restricted cash at end of period	$478	$502	$731

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
Board and Audit Committee Investigations
In August 2022, the Company announced a delay in the filing of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, due to, among other things, the commencement of an investigation by the audit committee (the "Audit Committee", and such investigation, the "Financial Results Investigation") of the Company's board of directors (the "Board") related to the circumstances surrounding the Company's financial results for the third quarter of fiscal 2022, which were significantly lower than the Company's expectations and previously issued guidance. This investigation also addressed the information provided by the Company to the lenders of the Tranche B-3 Term Loans and the 8.00% Exchangeable Senior Secured Notes due 2027 which was funded in July 2022 as discussed in Note 11, "Financing Arrangements."
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
The Company also announced in August 2022 that it was reviewing matters related to the maintenance of its whistleblower log and the proper dissemination of related information and materials. The review related to an email received by a Board member prior to the filing of the Company's Annual Report on Form 10-K for fiscal year ended September 30, 2021 (the "2021 Form 10-K"). Upon receipt of the email, the Board determined to undertake an investigation, assisted by outside counsel (the “Whistleblower Email Investigation” and together with the Financial Results Investigation and the Whistleblower Letter Investigation, the "Investigations"). Upon conclusion of the Whistleblower Email Investigation, it was determined that the claims included were unsubstantiated (see Note 22, "Commitments and Contingencies").
Avaya notified the SEC of the Investigations and the SEC initiated an investigation to review, among other things, the circumstances surrounding Avaya's financial results for the quarter ended June 30, 2022.
On November 30, 2022, the Company filed a Form 12b-25 announcing a delay in the filing of its Annual Report on Form 10-K for the year ended September 30, 2022. As a result of the activities noted above, the Company required additional time to complete its review of its financial statements and other disclosures as of September 30, 2022, and to complete its annual closing processes and controls, and was unable to file its Annual Report on Form 10-K on or prior to the prescribed due date of November 29, 2022.
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
In addition, the investigation identified revenue of $3 million that was recognized for product shipments during the three months ended March 31, 2022 that had rights of return and, accordingly, should not have been recognized as revenue. The Company corrected this error during the three months ended June 30, 2022. This out-of-period correction was not material to any interim period and had no impact on the financial results for the year ended September 30, 2022.
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
The commencement of the Chapter 11 Cases constituted an event of default that accelerated and, as applicable, increased certain obligations under each of the Term Loan and ABL Credit Agreements and the indentures governing the Senior Notes, the Convertible Notes and the Exchangeable Notes (each as defined below) (collectively the "Pre-Petition Debt Instruments") and agreements described in Note 11, "Financing Arrangements," other than the DIP Term Loan (as defined below) and the DIP ABL Loan (as defined below). As of September 30, 2022, the Company was not in default under any of its debt agreements. Accordingly, at September 30, 2022, the debt was classified as current and non-current based on the stated maturities and contractual terms.

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
The Debtors operated as debtors-in-possession in accordance with the applicable provisions of the Bankruptcy Code and entered into (a) a $500 million priming superpriority senior secured debtors-in-possession term loan facility (the "DIP Term Loan," and such facility, the "DIP Term Loan Facility") and (b) an approximately $128 million priming superpriority senior secured debtors-in-possession asset-based loan facility (the "DIP ABL Loan," and such facility, the "DIP ABL Facility"). The DIP Term Loan and DIP ABL Loan converted into exit financing upon Avaya's Emergence. See Note 11, "Financing Arrangements".
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
▪Contracts with Customers and Suppliers. Suppliers and customers were paid or will be paid in full in respect of pre-petition amounts owed by the Company, and the Company assumed the Amended and Restated RingCentral Agreements (as defined within Note 22, "Commitments and Contingencies") (which agreements were entered into immediately prior to, and in connection with, the execution of the RSA).
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
Liquidity and Going Concern
The accompanying Consolidated Financial Statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with GAAP. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these Consolidated Financial Statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.
During the fiscal year ended September 30, 2022, the Company experienced a significant slowdown in its operations and had operating cash outflows of $312 million. Additionally, prior to the Chapter 11 Cases, the Company had been involved in discussions with its lenders relating to the financing transactions it completed in July 2022 (as described further in Note 11, "Financing Arrangements") and the scheduled June 2023 maturity of the Convertible Notes. In its Form 12b-25 in respect of the Quarterly Report on Form 10-Q for the period ended June 30, 2022 filed with the SEC on August 9, 2022, the Company indicated that in light of the Convertible Notes being characterized as a current liability and the related engagement with advisors to address the Convertible Notes, coupled with the decline in revenues during the third quarter, which represented substantially lower revenues than previous Company expectations, and the negative impact of significant operating losses on the Company’s cash balance, the Company determined that there was substantial doubt about the Company’s ability to continue as a going concern.
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
The ongoing military conflict between Russia and Ukraine, including the sanctions and export controls that have been imposed by the U.S. and other countries in response to the conflict, severely limits commercial activities in Russia and impacts other markets where we do business. This global issue, among others, have resulted in varying levels of inflation throughout the world, increased raw material costs and other supply chain issues all of which may affect management's estimates and assumptions, in particular those that require a projection of our financial results, our cash flows or broader economic conditions.
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
The Company accounts for a customer contract when both parties have approved the contract and are committed to perform their respective obligations, each party’s rights can be identified, payment terms can be identified, the contract has commercial substance and it is at least probable that the Company will collect the consideration to which it is entitled. The Company accrues a provision for estimated sales returns and other allowances, including certain promotional marketing programs and other incentives, as a reduction of revenue at the time of sale. When estimating returns, the Company considers customary inventory levels held by third-party distributors. Revenue is recognized upon the transfer of control of the promised products and services to customers. Judgment is required in instances where the Company’s contracts include multiple products and services to determine whether each should be accounted for as a separate performance obligation. The Company enters into contracts that include various combinations of products and services, each of which is generally capable of being distinct as well as distinct within the context of the contracts.
Customer contracts are typically made pursuant to purchase orders and statements of work based on master purchase or partner agreements. Invoicing typically occurs upon customer acceptance or monthly for a series of services. Payment is due based on the Company’s standard payment terms which are typically within 30 to 60 days of invoice issuance. The Company does not typically provide financing arrangements to customers. For certain services and customer types, customers will remit payment before the services are provided. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company assesses whether the contracts include a significant financing component. The primary purpose of the invoicing terms is to provide customers with simplified and predictable ways of purchasing products and services, not to receive financing from or to provide financing to customers. In limited instances in which the contract is determined to include a significant financing component, the consideration is adjusted in determining the transaction price. Certain contracts include performance obligations accounted for as a series which also include variable consideration (primarily usage-based fees). For these arrangements, variable consideration is not estimated and allocated to the entire performance obligation, rather the variable fees are recognized in the period in which the usage occurs in accordance with the "right to invoice" practical expedient.
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
The Company also sells its software under its subscription-based offerings which mainly consist of term software license arrangements and software as a service ("SaaS") arrangements. Subscription-based term software licenses include multiple performance obligations where the term licenses are recognized at the point-in-time of transfer of control of the software, with the associated software maintenance revenue recognized ratably over the contract term as the customer consumes the services. Subscription-based SaaS arrangements do not include the right for the customer to take possession of the software during the contractual term of the arrangement, and therefore have one distinct performance obligation which is satisfied over time with revenue recognized ratably over the contract term as the customer consumes the services. Subscription-based offerings typically have terms that range from one to five years.
Avaya Cloud Office
Avaya Cloud Office by RingCentral or “ACO” combines RingCentral's UCaaS platform with Avaya technology, services and migration capabilities to create a differentiated UCaaS offering. These services are accounted for as two distinct performance obligations, one being a licensing component that is generally recognized at the point-in-time the software is made available to the customer, and the second being associated support services which represents a stand-ready obligation whereby the revenues are generally recognized ratably over the period during which the services are performed. ACO is provided through both direct and indirect channels. Contracts typically have terms that range from one to five years.
Hardware
The Company’s hardware, phones, gateways, and servers, each of which has a stand-alone functionality, are generally considered distinct performance obligations. Hardware is sold through both direct and indirect channels, and revenue is recognized at the point-in-time at which control of the product is transferred to the customer, via direct sale to the end-user or indirect sale to a channel partner, generally upon delivery, as defined in the contract.
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
Professional Services
The Company’s professional services include the design, implementation and development of communication solutions. Professional services are sold through the Company’s direct and indirect channels either on a stand-alone basis or with other hardware, software and services and are generally accounted for as distinct performance obligations. Revenue for professional services is generally recognized over time based on the cost of effort incurred to date relative to the total cost of effort expected to be incurred. Effort incurred generally represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contracts for professional services typically have terms that range from four to six weeks for simple engagements and from six months to three years for more complex engagements.
Cloud and Managed Services
The Company’s managed services provide additional support options to end-users on top of the Company’s supplemental maintenance services, including hardware support, help-desk routing and system monitoring services. The Company’s managed services are sold either on a stand-alone basis or together with the Company’s hardware, software and other services, and are generally accounted for as distinct performance obligations. The Company’s managed services are provided through both direct and indirect channels. Contracts for managed services typically have terms that range from one to four years.
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
Cloud and managed services offerings often include multiple performance obligations. Each performance obligation can itself include a series of distinct promises that are satisfied over time. Total consideration for a project is allocated to each performance obligation, with revenue recognized ratably over the period during which the services are performed as customers simultaneously consume and receive benefits. Variable consideration from incremental usage above a fixed fee is recognized at the point-in-time at which the usage occurs. Cloud contracts typically have terms that range from one to five years.
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
Restricted Cash
Cash that is legally restricted as to withdrawal or usage. Restricted cash is classified as current or non-current depending on the nature of the restrictions and the expected timing of utilization. As of September 30, 2022, the Company reported $222 million of restricted cash within current assets on the Consolidated Balance Sheet which represents cash held in escrow for the repurchase or repayment of the remaining principal amount of the Convertible Notes, or for any other purpose as may be consented to by the Term Loan Credit Agreement lenders.
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
The Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for its products. The inability of a contract manufacturer or supplier to fulfill supply requirements of the Company could materially impact future operating results. The Company's largest distributor is also its largest customer and represented 8% and 7% of the Company's total annual consolidated revenue for fiscal 2022 and 2021, respectively. At September 30, 2022 and 2021, one distributor accounted for approximately 9% and 6% of accounts receivable, respectively.
Accounts Receivable, Contract Assets and Allowance for Credit Losses
The Company recognizes a contract asset when it transfers products and services to a customer in advance of scheduled billings. Contract assets decrease when the Company invoices the customer or the right to receive consideration is unconditional. Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional. Accounts receivable and contract assets are recorded net of provisions for credit losses. The Company performs ongoing credit evaluations of its customers and generally does not require collateral from its customers.

The Company estimates a provision for credit losses using relevant available information from internal and external sources that consider historical experience, current conditions and reasonable and supportable forecasts. A separate allowance is measured for the Company’s accounts receivable, short-term contract asset and long-term contract asset balances. Each allowance is assessed on a collective basis by pooling assets with similar risk characteristics. The Company pools its accounts receivable and short-term contract assets based on aging status and its long-term contract assets by customer credit rating as published by third-party credit agencies. Historical loss experience provides the basis for the estimation of expected credit losses for accounts receivables and short-term contract assets. The Company uses probability of default rates to estimate expected credit losses for its long-term contract assets based on customer credit ratings. The Company also identifies customer specific credit risks and evaluates each based on the specific facts and circumstances as of the reporting date. The risk of loss is assessed over the contractual life of the assets and the expected loss amounts are adjusted for current and future conditions based on management’s qualitative considerations. Financial assets are written off in whole, or in part, when no reasonable expectation of recovery exists, although collection efforts may continue. Subsequent recoveries of amounts previously written off are recognized as an adjustment to the provision for credit loss.
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
Research and Development Costs
Research and development costs are charged to expense as incurred. The costs incurred for the development of communications software that will be sold, leased or otherwise marketed, however, are capitalized when technological feasibility has been established in accordance with Financial Accounting Standards Board ("FASB") ASC Topic 985, "Software." The Company has continued to leverage agile development methodologies, which are characterized by a more dynamic development process with more frequent revisions to a product release's features and functions as the software is being developed with technological feasibility being met shortly before the product revision is made generally available. As such, no amounts were capitalized for internally developed software costs in the Company's Consolidated Financial Statements during fiscal 2022, 2021 and 2020.
Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the assets. Estimated lives range from 3 to 10 years for machinery and equipment and the remaining lease term for equipment acquired under a financing lease. Improvements that extend the useful life of assets are capitalized and maintenance and repairs are charged to expense as incurred. Capitalized improvements to facilities subject to operating leases are depreciated over the lesser of the estimated useful life of the asset or the duration of the lease. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the Consolidated Balance Sheets and any gain or loss is reflected in the Consolidated Statements of Operations.
The Company capitalizes costs associated with software developed or obtained for internal use when the preliminary project stage is completed and it is determined that the software will provide enhanced capabilities. Internal use software is amortized on a straight-line basis over the estimated useful lives of the assets, which range from 5 to 10 years. Costs capitalized include payroll and related benefits, third party development fees and acquired software and licenses. General and administrative costs, overhead, maintenance and training, and the cost of the software that does not add functionality to existing systems, are expensed as incurred. The Company had unamortized internal use software costs included in Property, Plant and Equipment, net in the Consolidated Balance Sheets of $126 million and $115 million as of September 30, 2022 and 2021, respectively.

Depreciation expense related to internal use software recognized in the Consolidated Statements of Operations for fiscal 2022, 2021 and 2020 was $29 million, $26 million and $27 million, respectively.
Cloud Computing Arrangement Implementation Costs
The Company periodically enters into cloud computing arrangements to access and use third-party software in support of its operations. The Company assesses its cloud computing arrangements with vendors to determine whether the contract meets the definition of a service contract or conveys a software license. For cloud computing arrangements that meet the definition of a service contract, the Company capitalizes implementation costs incurred during the application development stage as a prepaid expense and amortizes the costs on a straight-line basis over the term of the contract. Costs related to data conversion, training and other maintenance activities are expensed as incurred. Implementation costs for cloud computing arrangements that convey a software license are accounted for consistent with software developed or obtained for internal use as detailed above.
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
The quantitative goodwill impairment test is conducted by estimating and comparing the fair value of the reporting unit to its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the Company recognizes an impairment loss equal to the amount of the excess, limited to the amount of goodwill allocated to that reporting unit. Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units and the determination of the fair value of the reporting unit. The Company's policy is to estimate the fair value of the reporting unit using a weighting of fair values derived from an income approach and a market approach.
Under the income approach, the fair value of a reporting unit is estimated using a discounted cash flows model. Future cash flows are based on forward-looking information regarding revenue and costs of each reporting unit and are discounted using an appropriate discount rate. The discounted cash flows model relies on assumptions regarding revenue growth rates, projected earnings (excluding interest and taxes), working capital needs, technology expenses, business restructuring costs and associated savings, capital expenditures, income tax rate, discount rate and terminal growth rate. The discount rate the Company uses represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in the reporting unit's operations and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of its model, the Company uses a terminal value approach. Under this approach, the Company applies a perpetuity growth assumption to determine the terminal value. The Company incorporates the present value of the resulting terminal value into its estimate of fair value. Forecasted cash flows consider current economic conditions and trends, estimated future operating results, the Company's view of growth rates and anticipated future economic conditions. Revenue growth rates inherent in the forecast are based on input from internal and external market intelligence research sources that compare factors such as growth in global economies, regional industry trends and product evolutions. Macroeconomic factors such as changes in local and/or global economic conditions, changes in interest rates, product evolutions, industry consolidations and other changes beyond the Company's control could have a positive or negative impact on achieving its targets.
The market approach estimates the fair value of the reporting unit by applying multiples of operating performance measures to the reporting unit's operating performance (the "Guideline Public Company Method"). These multiples are derived from comparable publicly-traded companies with similar investment characteristics to the reporting unit. The key estimates and assumptions that are used to determine the fair value under the market approach include current and projected 12-month operating performance results, as applicable, and the selection of the relevant multiples.
During fiscal 2022, the Company recorded a goodwill impairment charge to write down the full carrying amount of the Company’s goodwill. Refer to Note 7, “Goodwill,” for further details.
Intangible and Long-lived Assets

Intangible assets include technology and patents, customer relationships and trademarks and trade names. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from 5 to 19 years.
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
The recoverability test of finite-lived assets is based on forecasts of undiscounted cash flows for each asset group. Similar to the goodwill impairment test, the recoverability test for finite-lived assets relies on cash flow models which include assumptions regarding revenue growth rates, projected earnings (excluding interest and taxes), working capital needs, technology expenses, business restructuring costs and associated savings, capital expenditures, and discount rates and terminal growth rates applied to the terminal year. The impairment test of the Company’s indefinite-lived intangible asset, the Avaya Trade Name, consists of a comparison of the estimated fair value of the asset to its carrying amount. If the carrying amount of the Avaya Trade Name exceeds its estimated fair value, the Company recognizes an impairment charge equal to the amount of the excess. The fair value of the Avaya Trade Name is estimated using the relief-from-royalty model, a form of the income approach. Under this methodology, the fair value of the trade name is estimated by applying a royalty rate to forecasted net revenues which is then discounted using a risk-adjusted rate of return on capital. The model relies on assumptions regarding revenue growth rates, royalty rate, discount rate and terminal growth rate. Revenue growth rates inherent in the forecast are based on input from internal and external market intelligence research sources that compare factors such as growth in global economies, regional industry trends and product evolutions. The royalty rate is determined using a set of observed market royalty rates. The discount rate the Company uses represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk and the rate of return an outside investor would expect to earn. To estimate royalty cash flows beyond the final year of its model, the Company uses a terminal value approach. Under this approach, the Company applies a perpetuity growth assumption to determine the terminal value. The Company incorporates the present value of the resulting terminal value into its estimate of fair value.
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
Amortizable technology and patents have useful lives that range between 5 and 10 years with a weighted average remaining useful life of 1.5 years. Customer relationships have useful lives that range between 6 and 19 years with a weighted average remaining useful life of 10.1 years. Amortizable product trade names have useful lives of 10 years with a weighted average remaining useful life of 5.2 years. The Avaya Trade Name is expected to generate cash flows indefinitely and, consequently, this asset is classified as an indefinite-lived intangible and is therefore not amortized.
Derivative Financial Instruments
All derivatives are recognized as assets or liabilities and measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For derivative instruments designated as highly effective cash flow hedges under FASB ASC Topic 815, "Derivatives and Hedging" ("ASC 815"), the change in fair value of the derivative is initially recorded in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets and is subsequently recognized in earnings when the hedged exposure impacts earnings. For derivative instruments that are not designated as highly effective hedges, gains or losses from changes in fair values are recognized in earnings. The Company does not enter into derivatives for trading or speculative purposes.
Embedded Derivatives
The Company evaluated the terms and features of its Tranche B-3 Term Loan and Exchangeable Notes, as defined in Note 11, “Financing Arrangements,” and identified embedded features that, in certain scenarios, could modify the cash flows of their respective debt instruments.
The Company evaluated the embedded features individually and determined that a subset of the features were not clearly and closely related to the underlying debt instrument and did not qualify for any scope exceptions set forth in the accounting standards. Accordingly, these embedded features (the "Debt-related embedded derivatives") are required to be bifurcated from their host instruments and accounted for separately as an embedded derivative liability. The Company recorded the fair value of the embedded derivatives as of the issuance date as a reduction of the initial carrying amount of the debt instruments (as part of the debt discount). The discount is amortized to interest expense using the effective interest method over the life of the debt instruments.
The Debt-related embedded derivatives will be adjusted to fair value each reported period with changes in fair value subsequent to the issuance date recognized within Interest Expense in the Consolidated Statements of Operations. The aggregate fair value of the Debt-related embedded derivatives is reflected within Long-term debt in the Consolidated Balance Sheets.
See Note 12, "Derivative Instruments and Hedging Activities," of this report for a description of the Debt-related embedded derivatives and for information regarding the valuation of the Debt-related embedded derivatives. Changes in the inputs into the valuation model may have a significant impact on the estimated fair value of the Debt-related embedded derivatives.
Leases
The Company enters into various arrangements for office, warehouse and data center facilities, network equipment and vehicles. In accordance with ASC 842, the Company assesses whether an arrangement contains a lease at contract inception. When an arrangement contains a lease, the Company records a right-of-use asset and lease liability. Right-of-use assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make payments for the right to use the asset.
Right-of-use assets and lease liabilities are recognized at the lease commencement date at the present value of future minimum lease payments over the lease term. The Company adopted the practical expedient permitting the non-lease components of an arrangement to be included in the right-of-use asset to which they relate. The present value of future payments is discounted using the rate implicit in the lease, when available. However, as most of the Company's leases do not provide an implicit interest rate, the present value is calculated using the Company's incremental borrowing rate, which represents the interest rate the Company would expect to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Options to extend or terminate a lease are included in the calculation of the lease term to the extent that the option is reasonably certain of exercise. For the majority of the Company's leases, the Company has concluded that it is not reasonably certain it would exercise such options, therefore the lease term is generally the non-cancelable period stated within the lease. The Company has elected to not record a right-of-use asset and lease liability for short term leases with an initial lease term of 12 months or less.
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
The Company accounts for non-facility related exit or disposal activities in accordance with FASB ASC Topic 420, "Exit or Disposal Cost Obligations". A liability is recognized and measured at its fair value for one-time termination benefits once the plan of termination meets all of the following criteria: (i) management commits to a plan of termination, (ii) the plan identifies the number of employees to be terminated and their job classifications or functions, locations and the expected completion date, (iii) the plan establishes the terms of the benefit arrangement and (iv) it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. Contract termination costs include costs to terminate a contract or costs that will continue to be incurred under the contract without benefit to the Company. A liability is recognized and measured at its fair value when the Company either terminates the contract or ceases to use the rights conveyed by the contract. A liability is recognized and measured at its fair value for other related costs in the period in which the liability is incurred.
The Company accounts for facility-related exit or disposal activities in accordance with ASC 842 and does not record facility-related restructuring charges within the Business restructuring reserves on the Consolidated Balance Sheets. Facility exit costs primarily consist of lease obligation charges for exited facilities, including the impact of accelerated lease expense for right-of-use assets and accelerated depreciation expense for leasehold improvements with reductions in their estimated useful lives due to exited facilities. The Company’s accounting for such charges is dependent on whether it has the ability and intent to sublease an exited facility. In circumstances in which the Company has the ability and intent to sublease an exited facility, the Company performs an impairment test of the asset group by comparing its fair value to its carrying value on the earlier of the sublease inception date or cease use date. To the extent the carrying value of the asset group is greater than its fair value, an impairment charge is recorded within the Restructuring charges line item in the Company's Consolidated Statements of Operations. If the Company does not have the ability and intent to sublease an exited facility, the Company adjusts the estimated useful life of the facility related assets to end on the cease use date and recognizes accelerated depreciation and amortization within the Restructuring charges line item in the Consolidated Statements of Operations. The amortization of right-of-use assets for exited facilities is recorded within Restructuring charges after the cease use date. Sublease income is recorded within Other income, net in the Consolidated Statements of Operations.

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
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs were $48 million, $47 million and $42 million for fiscal 2022, 2021 and 2020, respectively.
Share-based Compensation
The Company accounts for share-based compensation in accordance with FASB Topic ASC 718, "Compensation-Stock Compensation," which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors including stock options, restricted stock, restricted stock units, performance awards and other forms of awards granted or denominated in shares of the Company’s common stock, as well as certain cash-based awards. The Company uses the Black-Scholes-Merton option pricing model ("Black-Scholes") to calculate the fair value of stock options and warrants to purchase common stock. The Company uses a Monte Carlo simulation model to calculate the fair value of share-based awards which include a market-based performance metric. The Company accounts for forfeitures as incurred.
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
Deferred Financing Costs
Deferred financing costs are amortized using the effective interest method as interest expense over the contractual lives of the related credit facilities. Deferred financing costs related to a debt liability are presented on the Consolidated Balance Sheets as a reduction of the carrying amount of that debt liability, and deferred financing costs related to revolving credit facilities are included within other assets.
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
Translation gains or losses related to net assets located outside the U.S. are shown as a component of Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. Gains and losses resulting from foreign currency transactions, which are denominated in currencies other than the functional currency, are included in Other income, net in the Consolidated Statements of Operations.
3. Recent Accounting Pronouncements
Recent Standards Not Yet Adopted
In March 2020, the FASB issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): "Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This standard, along with other guidance subsequently issued by the FASB, contains practical expedients for reference rate reform related activities that impact debt, derivatives and other contracts. The guidance in this standard is optional and may be elected at any time as reference rate reform activities occur. The standard may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company intends to use the expedients, if needed, for the reference rate transition. The Company continues to monitor activities related to reference rate reform and does not currently expect this standard to have a material impact on the Company's Consolidated Financial Statements.
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
In March 2022, the FASB issued ASU 2022-02, "Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." This standard requires an entity to disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases measured at amortized cost. The standard also eliminates the existing troubled debt restructuring recognition and measurement guidance and, instead, requires an entity to evaluate whether the modification represents a new loan or a continuation of an existing loan in a manner consistent with other loan modifications. This standard is effective for the Company in the first quarter of fiscal 2024, with early adoption permitted. The Company is currently assessing the impact the new guidance will have on its consolidated financial statements.
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
4. Contracts with Customers
Disaggregation of Revenue
The following tables provide the Company's disaggregated revenue for the periods presented:

	Fiscal years ended September 30,
(In millions)	2022	2021	2020
Revenue:
Products & Solutions	$777	$992	$1,074
Services	1,713	1,982	1,805
Unallocated Amounts	—	(1)	(6)
Total Revenue	$2,490	$2,973	$2,873

	Fiscal year ended September 30, 2022
(In millions)	Products & Solutions	Services	Unallocated	Total
Revenue:
U.S.	$406	$974	$—	$1,380
International:
Europe, Middle East and Africa	214	410	—	624
Asia Pacific	93	179	—	272
Americas International - Canada and Latin America	64	150	—	214
Total International	371	739	—	1,110
Total Revenue	$777	$1,713	$—	$2,490

	Fiscal year ended September 30, 2021
(In millions)	Products & Solutions	Services	Unallocated	Total
Revenue:
U.S.	$492	$1,212	$—	$1,704
International:
Europe, Middle East and Africa	309	424	(1)	732
Asia Pacific	110	187	—	297
Americas International - Canada and Latin America	81	159	—	240
Total International	500	770	(1)	1,269
Total Revenue	$992	$1,982	$(1)	$2,973

	Fiscal year ended September 30, 2020
(In millions)	Products & Solutions	Services	Unallocated	Total
Revenue:
U.S.	$546	$1,097	$(3)	$1,640
International:
Europe, Middle East and Africa	327	389	(2)	714
Asia Pacific	122	175	(1)	296
Americas International - Canada and Latin America	79	144	—	223
Total International	528	708	(3)	1,233
Total Revenue	$1,074	$1,805	$(6)	$2,873
Unallocated amounts represent the fair value adjustment to deferred revenue recognized upon the Company's emergence from bankruptcy in December 2017 and excluded from segment revenue.
Transaction Price Allocated to the Remaining Performance Obligations
The transaction price allocated to remaining performance obligations that were wholly or partially unsatisfied as of September 30, 2022 was $2,002 million, of which 52% and 25% is expected to be recognized within 12 months and 13-24 months, respectively, with the remaining balance expected to be recognized thereafter. This excludes amounts for remaining performance obligations that are (1) for contracts recognized over time using the "right to invoice" practical expedient, (2) related to sales or usage based royalties promised in exchange for a license of intellectual property and (3) related to variable consideration allocated entirely to a wholly unsatisfied performance obligation.

Contract Balances
The following table provides information about accounts receivable, contract assets, contract costs and contract liabilities for the periods presented:

	As of September 30,
(In millions)	2022	2021	Increase (Decrease)
Accounts receivable, net	$322	$307	$15

Contract assets, net:
Current	$543	$518	$25
Non-current (Other assets)	134	88	46
	$677	$606	$71

Cost of obtaining a contract:
Current (Contract costs)	$81	$89	$(8)
Non-current (Other assets)	46	53	(7)
	$127	$142	$(15)

Cost to fulfill a contract:
Current (Contract costs)	$29	$28	$1

Contract liabilities:
Current	$245	$360	$(115)
Non-current	300	305	(5)
	$545	$665	$(120)
The increase in Contract assets was mainly driven by growth in the Company's subscription offerings. The decrease in contract costs was driven by lower sales and continued shift to subscription offerings. The decrease in Contract liabilities was mainly driven by anticipated declines in hardware maintenance and software support services as customers continue to transition to the Company's subscription hybrid offering. The decrease was also driven by reductions in the consideration advance received in connection with the strategic partnership with RingCentral as revenue was earned during the period. The Company did not record any asset impairment charges related to contract assets during fiscal 2022, 2021 and 2020.
During fiscal 2022, 2021 and 2020, the Company recognized revenue of $402 million, $552 million and $546 million that had been previously recorded as a Contract liability as of October 1, 2021, 2020 and 2019, respectively.
During fiscal 2022, 2021 and 2020, the Company recognized a net (decrease) increase to revenue of $(9) million, $5 million and $(1) million for performance obligations that were satisfied, or partially satisfied, in prior periods, respectively. In addition, revenue for fiscal 2021 also includes a $15 million out-of-period adjustment to record revenue for certain performance obligations that were satisfied, or partially satisfied, in prior periods.
As disclosed in Note 6, "Strategic Partnership," and Note 24, "Subsequent Events," the Company and RingCentral entered into the Amended and Restated RingCentral Agreements.

Contract Costs
The following table provides information regarding the location and amount for amortization of costs to obtain and costs to fulfill customer contracts recognized in the Company's Consolidated Statements of Operations for the periods presented:

	Fiscal years ended September 30,
(In millions)	2022	2021	2020
Costs to obtain customer contracts:
Selling, general and administrative	$152	$189	$152
Revenue	18	11	4
Total Amortization	$170	$200	$156

Costs to fulfill customer contracts:
Costs	$24	$29	$48
Revenue	—	—	4
Total Amortization	$24	$29	$52
Allowance for Credit Losses
The following table presents the change in the allowance for credit losses by portfolio segment for the period indicated:

(In millions)	Accounts Receivable(1)	Short-term Contract Assets(2)	Long-term Contract Assets(3)	Total
Allowance for credit loss as of September 30, 2020	$7	$—	$—	$7
Adjustment to credit loss provision	1	1	1	3
Write-offs, net of recoveries	(4)	—	—	(4)
Allowance for credit loss as of September 30, 2021	$4	$1	$1	$6
Adjustment to credit loss provision	3	—	1	4
Write-offs, net of recoveries	(2)	—	—	(2)
Allowance for credit loss as of September 30, 2022	$5	$1	$2	$8
(1)Recorded within Accounts receivable, net on the Consolidated Balance Sheets.
(2)Recorded within Contract assets, net on the Consolidated Balance Sheets.
(3)Recorded within Other assets on the Consolidated Balance Sheets.
5. Leases
The following table details the components of net lease expense for the periods indicated:

	Fiscal years ended September 30,
(In millions)	2022	2021	2020
Operating lease cost(1)	$50	$58	$67
Short-term lease cost(1)	4	5	5
Variable lease cost(1)(2)	12	14	17
Finance lease amortization of right-of-use assets(1)	10	6	4
Finance lease interest cost(3)	1	—	—
Sublease income(4)	—	(1)	(5)
Total lease cost	$77	$82	$88
(1)Allocated between Cost of products and services, and Operating expenses.
(2)Includes real estate taxes and other charges for non-lease services payable to lessors and recognized in the period incurred.
(3)Included in Interest expense.
(4)Included in Other income, net.

The Company's right-of-use assets and lease liabilities for financing leases are included in the Consolidated Balance Sheets as follows:

	As of September 30,
(In millions)	2022	2021
ASSETS
Property, plant and equipment, net	$30	$25

LIABILITIES
Other current liabilities	$9	$7
Other liabilities	$22	$19
The following table summarizes the weighted average remaining lease term and weighted average interest rate for the Company's operating and financing leases for the periods indicated:

	As of September 30,
	2022	2021
Weighted average remaining lease term
Operating Leases	3.6 years	4.1 years
Financing Leases	3.9 years	3.9 years

Weighted average interest rate
Operating Leases	5.5%	5.7%
Financing Leases	4.6%	4.6%
The following table presents the maturities of lease payments for the Company's operating and financing leases as of September 30, 2022 (by fiscal year):

(In millions)	Operating Leases	Financing Leases
2023	$44	$10
2024	33	9
2025	21	7
2026	12	6
2027	7	2
2028 and thereafter	7	—
Total lease payments	124	34
Less: imputed interest	(12)	(3)
Total lease liability	$112	$31
6. Strategic Partnership
On October 3, 2019, the Company entered into certain agreements that establish the framework for the Company's strategic partnership with RingCentral, a provider of AI-powered global enterprise cloud communications, video meetings, collaboration and contact center software-as-a-service solutions. This partnership introduced Avaya Cloud Office by RingCentral ("ACO"), a global UCaaS solution. The transaction closed on October 31, 2019 and ACO was launched on March 31, 2020.
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
As part of the strategic partnership, the Company and RingCentral also entered into an agreement governing the terms of the commercial arrangement between the parties (the "Framework Agreement"). In accordance with the Framework Agreement, RingCentral paid Avaya $375 million, predominantly for future fees ("the Consideration Advance"), as well as for certain licensing rights. The $375 million payment consisted of $361 million in shares of RingCentral common stock and $14 million in cash. During fiscal 2020, the Company sold all of its shares of RingCentral common stock and recognized a gain of $59 million within Other income, net in the Consolidated Statements of Operations.
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
Amended and Restated RingCentral Contracts
On February 14, 2023, the Company and RingCentral entered into the Amended and Restated RingCentral Agreements. Among other things, the Amended and Restated RingCentral Agreements contemplate (i) the Company continuing to serve as the exclusive sales agent for ACO; (ii) expanded go-to-market constructs that will enable the Company to directly sell ACO seats into its installed base; (iii) that the Company will be compensated in cash as ACO seats are sold along with the elimination or modification of certain other financial obligations of the Company under the original agreements, including the waiver of the remaining balance of the consideration advance paid by RingCentral to Avaya Inc; and (iv) the Company's agreement to purchase seats of ACO in the event certain volumes of cumulative ACO sales, which increase over the time period, are not met (see Note 22, "Commitments and Contingencies").
7. Goodwill
The changes in the carrying amount of goodwill by segment for the periods indicated were as follows:

(In millions)	Products & Solutions	Services	Total
Balance as of September 30, 2020
Cost	$1,281	$1,478	$2,759
Accumulated impairment charges	(1,281)	—	(1,281)
	—	1,478	1,478
Foreign currency fluctuations	—	2	2
Balance as of September 30, 2021
Cost	1,281	1,480	2,761
Accumulated impairment charges	(1,281)	—	(1,281)
	—	1,480	1,480
Impairment charges	—	(1,471)	(1,471)
Foreign currency fluctuations	—	(7)	(7)
Other	—	(2)	(2)
Balance as of September 30, 2022
Cost	1,281	1,471	2,752
Accumulated impairment charges	(1,281)	(1,471)	(2,752)
	$—	$—	$—
Fiscal 2022
During the third quarter of fiscal 2022, the Company concluded that a triggering event occurred primarily due to (i) a sustained decrease in the market value of the Company's debt and common stock and (ii) a significant decline in revenues during the third quarter, which represented substantially lower revenues than the Company's expectations. As a result, the Company performed an interim quantitative goodwill impairment test as of June 30, 2022 to compare the fair value of the Services reporting unit to its carrying amount, including the goodwill. As further described in Note 2, “Summary of Significant Accounting Policies,” the Company's policy is to estimate the fair value of the reporting unit using a weighting of fair values derived from an income approach and a market approach. For the interim goodwill impairment assessment as of June 30, 2022, the Company did not assign a weighting to the market approach given the limited availability of publicly traded comparable companies that accurately reflect the same economic outlook and risk profile as Avaya, and instead relied solely on the income approach to estimate the fair value of the Services reporting unit as of June 30, 2022.
The result of the Company’s interim goodwill impairment test as of June 30, 2022 indicated that the carrying amount of the Company's Services reporting unit exceeded its estimated fair value primarily due to a reduction in the Company's outlook to reflect the observed earnings shortfall which was caused primarily by a slowdown in the pace and trajectory of customer migration to the Company's subscription hybrid offering and an increase in the discount rate to reflect increased risk from higher market uncertainty. As a result, the Company recorded a goodwill impairment charge of $1,471 million to write down the full carrying amount of the Services goodwill within the Impairment charges line item in the Consolidated Statements of Operations.
Fiscal 2021
The Company performed its annual goodwill impairment test on July 1, 2021. As permitted under ASC 350, the Company performed a qualitative goodwill impairment assessment to determine whether it was more likely than not that the fair value of its Services reporting unit was less than its carrying amount, including the goodwill. After assessing all relevant qualitative factors, the Company determined that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount and a quantitative goodwill impairment test was not necessary.
Fiscal 2020
During the first quarter of fiscal 2020, the Company changed its reporting units to align with changes in its organizational structure. As a result, on October 1, 2019, the Company consolidated its Unified Communication and Collaboration ("UCC") and Contact Center ("CC") reporting units into a Products & Solutions reporting unit and consolidated its Global Support Services ("GSS"), Avaya Professional Services ("APS") and Enterprise Cloud and Managed Services ("ECMS") reporting units into a Services reporting unit. As a result of these changes, the Company's reporting units are the same as its operating segments which are described in Note 19, "Operating Segments." Due to the consolidation of reporting units, the Company performed an interim goodwill impairment assessment immediately before and after the consolidation on October 1, 2019 by estimating and comparing the fair value of each reporting unit to its carrying amount. The Company determined that the carrying amounts of each of the Company's reporting units did not exceed their estimated fair values and therefore no impairment existed as of October 1, 2019.
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
The result of the Company’s interim goodwill impairment test as of March 31, 2020 indicated that the estimated fair value of the Company’s Services reporting unit exceeded its carrying amount. The carrying amount of the Company's Products & Solutions reporting unit exceeded its estimated fair value primarily due to a reduction in the Company’s long-term forecast to reflect increased risk from higher market uncertainty and the accelerated reduction of product sales related to the Company’s historical on-premises perpetual licenses with a continued shift and acceleration of customers upgrading and acquiring new technology through the utilization of the Company’s subscription offering, which is included in the Services reporting unit. As a result, the Company recorded a goodwill impairment charge of $624 million to write down the full carrying amount of the Products & Solutions goodwill in the Consolidated Statement of Operations.
The Company performed its annual goodwill impairment test as of July 1, 2020 and determined that the remaining carrying amount of its goodwill was not impaired.
8. Intangible Assets, net
The Company's intangible assets consist of the following for the periods indicated:

(In millions)	Technology and Patents	Customer Relationships and Other Intangibles	Trademarks and Trade Names	Total
Balance as of September 30, 2022
Finite-lived intangible assets:
Cost	$964	$2,146	$42	$3,152
Accumulated amortization	(797)	(741)	(25)	(1,563)
Finite-lived intangible assets, net	167	1,405	17	1,589
Indefinite-lived intangible assets:
Cost	—	—	333	333
Accumulated impairment	—	—	(146)	(146)
Indefinite-lived intangible assets, net	—	—	187	187
Intangible assets, net	$167	$1,405	$204	$1,776

Balance as of September 30, 2021
Finite-lived intangible assets:
Cost	$971	$2,154	$42	$3,167
Accumulated amortization	(656)	(588)	(21)	(1,265)
Finite-lived intangible assets, net	315	1,566	21	1,902
Indefinite-lived intangible assets	—	—	333	333
Intangible assets, net	$315	$1,566	$354	$2,235
Amortization expense for fiscal 2022, 2021 and 2020 was $306 million, $332 million and $335 million, respectively.
Future amortization expense of intangible assets as of September 30, 2022 for the fiscal years ending September 30, is as follows:

(In millions)
2023	$288
2024	186
2025	161
2026	161
2027 and thereafter	793
Total	$1,589
Fiscal 2022
As a result of the goodwill triggering event described in Note 7, "Goodwill," the Company performed a recoverability test on all of its finite-lived asset groups as of June 30, 2022 before proceeding to the goodwill impairment assessment and concluded that no impairment charge was necessary. The recoverability test of finite-lived assets was based on forecasts of undiscounted cash flows for each asset group.
The Company also performed an interim quantitative impairment test for its indefinite-lived intangible asset, the Avaya Trade Name, as of June 30, 2022 to compare the fair value of the Avaya Trade Name to its carrying amount. The fair value of the Avaya Trade Name was estimated using the relief-from-royalty model, a form of the income approach. Under this methodology, the fair value of the trade name was estimated by applying a royalty rate to forecasted net revenues which was then discounted using a risk-adjusted rate of return on capital. The model relies on assumptions regarding revenue growth rates, royalty rate, discount rate and terminal growth rate. Revenue growth rates inherent in the forecast were based on input from internal and external market intelligence research sources that compare factors such as growth in global economies, regional industry trends and product evolutions. The royalty rate was determined using a set of observed market royalty rates. The discount rate the Company used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk and the rate of return an outside investor would expect to earn. To estimate royalty cash flows beyond the final year of its model, the Company used a terminal value approach. Under this approach, the Company applied a perpetuity growth assumption to determine the terminal value. The Company incorporated the present value of the resulting terminal value into its estimate of fair value. The result of the interim impairment test of the Avaya Trade Name as of June 30, 2022 indicated that the carrying amount of the Avaya Trade Name exceeded its estimated fair value primarily due to a reduction in the Company's outlook to reflect the observed revenue decline which was caused primarily by a slowdown in the pace and trajectory of customer migration to the Company's subscription hybrid offering and lower than anticipated on-premise license sales and an increase in the discount rate to reflect increased risk from higher market uncertainty. As a result, the Company recorded an indefinite-lived intangible asset impairment charge of $114 million within the Impairment charges line item in the Consolidated Statements of Operations, representing the amount by which the carrying amount of the Avaya Trade Name exceeded its fair value.
At July 1, 2022, the Company performed its annual impairment test using the qualitative approach for the Avaya Trade Name and determined that no additional impairment existed since the previous assessment as of June 30, 2022.
During the fourth quarter of fiscal 2022, the Company concluded that a triggering event occurred in relation to the Avaya Trade Name primarily due to a revision in the Company's long-term revenue forecast which reflects certain strategic initiatives implemented under the Company's new CEO. As a result of the triggering event, the Company performed an interim quantitative impairment test for the Avaya Trade Name as of September 30, 2022 to compare the fair value of the Avaya Trade Name to its carrying amount using the relief-from-royalty model described above. The result of the interim impairment test of the Avaya Trade Name as of September 30, 2022 indicated that the carrying amount of the Avaya Trade Name exceeded its estimated fair value primarily due to a reduction in the Company's revenue outlook which reflects streamlining of the Company's portfolio offerings as the Company continues to right-size its internal and external cost structure. As a result, the Company recorded an indefinite-lived intangible asset impairment charge of $32 million within the Impairment charges line item in the Consolidated Statements of Operations, representing the amount by which the carrying amount of the Avaya Trade Name exceeded its fair value. As of September 30, 2022, the remaining carrying amount of the Avaya Trade Name was $187 million.
Refer to Note 24, "Subsequent Events," for additional information regarding triggering events identified subsequent to September 30, 2022.
Fiscal 2021
At July 1, 2021, the Company performed its annual impairment test for the Avaya Trade Name and determined that its estimated fair value exceeded its carrying amount and no impairment existed.
Fiscal 2020
As a result of the goodwill triggering event described in Note 7, "Goodwill," the Company performed a recoverability test on all of its finite-lived asset groups as of March 31, 2020 before proceeding to the goodwill impairment review and concluded that no impairment charge was necessary. The Company also performed an interim quantitative impairment test for the Avaya Trade Name as of March 31, 2020 and determined that its estimated fair value exceeded its carrying amount and no impairment existed.
At July 1, 2020, the Company performed its annual impairment test for the Avaya Trade Name and determined that its estimated fair value exceeded its carrying amount and no additional impairment existed.

9. Supplementary Financial Information
Consolidated Statements of Operations Information
The following table presents a summary of depreciation and amortization and Other income, net for the periods indicated:

	Fiscal years ended September 30,
(In millions)	2022	2021	2020
DEPRECIATION AND AMORTIZATION
Amortization of intangible assets (included in Costs and Operating expenses)	$306	$332	$335
Depreciation and amortization of property, plant and equipment and internal use software (included in Costs and Operating expenses)	100	93	88
Other software amortization (1)	2	—	—
Total depreciation and amortization	$408	$425	$423

OTHER INCOME, NET
Interest income	$4	$1	$6
Foreign currency gains (losses), net	17	3	(16)
Gain on investments in equity and debt securities, net (2)	—	—	49
Gain on post-retirement plan settlement (3)	—	14	—
Other pension and post-retirement benefit credits, net	25	29	22
Change in fair value of 2017 Emergence Date Warrants	9	(1)	(3)
Sublease income	—	1	5
Other, net	—	(3)	—
Total other income, net	$55	$44	$63
(1)Total capitalized other software cost is $31 million (classified as inventory) with accumulated amortization of $2 million as of September 30, 2022. Future amortization for other software costs is $6 million for each of fiscal 2023, 2024, 2025, and 2026 and $5 million for fiscal 2027.
(2)The gain on investments in equity and debt securities, net for fiscal 2020 includes a gain on shares of RingCentral common stock of $59 million. See Note 6, “Strategic Partnership,” for additional details. The gain is partially offset by a $10 million impairment of debt securities mainly driven by a decline in the macroeconomic environment due to the COVID-19 pandemic and a decline in the expected operating results and cash flows for the investment company.
(3)The gain on post-retirement plan settlement for fiscal 2021 is further described in Note 15, "Benefit Obligations."
Consolidated Balance Sheet Information

	Fiscal years ended September 30,
(In millions)	2022	2021	2020
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts Receivable:
Balance at beginning of period	(1)	(1)	$4
Increase in expense	(1)	(1)	5
Reductions	(1)	(1)	(2)
Balance at end of period			$7
Deferred Tax Asset Valuation Allowance:
Balance at beginning of period	$995	$1,045	$928
Increase in expense	251	4	50
(Reductions) additions	(220)	(54)	67
Balance at end of period (2)	$1,026	$995	$1,045
(1)On October 1, 2020, the Company adopted ASU No. 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" which requires the Company to record an estimate of expected credit losses for certain types of financial instruments, including accounts receivable. As a result, the Company no longer records an allowance for doubtful accounts receivable. See Note 4, "Contracts with Customers," for a roll forward of the Company's allowance for credit losses for fiscal 2022 and 2021.
(2)During the fiscal 2022 annual review of the tax basis balance sheet reconciliations, adjustments to 2021 and 2020 deferred tax assets and valuation allowance related to the Germany and Luxembourg calculations were identified. The 2021 and 2020 "Increase in expense" amounts in the table above have been corrected by $15 million and $8 million, respectively, to reflect the adjustments, resulting in a cumulative adjustment to the "Balance at end of period" in fiscal 2021 of $23 million. The adjustments had no impact on total net deferred income tax liabilities.

	As of September 30,
(In millions)	2022	2021
PROPERTY, PLANT AND EQUIPMENT, NET
Leasehold improvements	$75	$88
Machinery and equipment	334	309
Assets under construction	24	25
Internal use software	261	237
Total property, plant and equipment	694	659
Less: Accumulated depreciation and amortization	(413)	(364)
Property, plant and equipment, net	$281	$295
As of September 30, 2022, Machinery and equipment and Accumulated depreciation and amortization include $50 million and $(20) million, respectively, for assets acquired under financing leases. As of September 30, 2021, Machinery and equipment and Accumulated depreciation and amortization include $37 million and $(12) million, respectively, for assets acquired under financing leases. During fiscal 2022, the Company recorded fixed asset impairment charges of $23 million mainly associated with specific customer and internal projects that were discontinued.
As a result of the goodwill triggering event described in Note 7, "Goodwill," the Company performed a recoverability test on all of its finite-lived asset groups as of June 30, 2022 before proceeding to the goodwill impairment assessment and concluded that no impairment charge was necessary. The recoverability test of finite-lived assets was based on forecasts of undiscounted cash flows for each asset group.
Supplemental Cash Flow Information

	Fiscal years ended September 30,
(In millions)	2022	2021	2020
OTHER PAYMENTS
Interest payments (excluding lease related interest)	$196	$187	$197
Income tax payments	23	27	101

NON-CASH INVESTING ACTIVITIES
Acquisition of equipment under finance leases	$14	$19	$9
Acquisition of equipment under operating leases	18	22	35
Increase (decrease) in Accounts payable, Other current liabilities and Other liabilities for Capital expenditures	1	—	(4)
During fiscal 2022, 2021, and 2020, the Company made payments for operating lease liabilities of $59 million, $63 million, and $66 million, respectively, and made payments for finance lease liabilities of $10 million, $13 million, and $11 million, respectively.
The following table presents a reconciliation of cash, cash equivalents, and restricted cash that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows for the periods presented:

	As of September 30,
(In millions)	2022	2021	2020
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$253	$498	$727
Restricted cash	222	—	—
Restricted cash included in other assets	3	4	4
Total cash, cash equivalents, and restricted cash	$478	$502	$731

10. Business Restructuring Reserves and Programs
The following table summarizes the restructuring charges by activity for the periods presented:

	Fiscal years ended September 30,
(In millions)	2022	2021	2020
Employee separation costs	$48	$19	$6
Facility exit costs	17	11	24
Total restructuring charges	$65	$30	$30
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
Fiscal 2022 Restructuring Program
The fiscal 2022 restructuring program consists of a series of employee separation and facility exit actions (as described above) in various jurisdictions, the largest of which was a workforce reduction authorized on September 5, 2022, which together with other incremental cost reduction actions, aligns the size of the Company's workforce with its operational strategy and cost structure. In connection with this workforce reduction, the Company recognized $26 million in restructuring charges during fiscal 2022, all of which are in the form of cash-based expenditures and substantially all of which are related to employee severance and other termination benefits.
The following table summarizes the activity for employee separation costs recognized under the Company's restructuring programs for the periods presented:

(In millions)	Fiscal 2022 Restructuring Program(2)	Fiscal 2021 Restructuring Program(2)	Fiscal 2020 Restructuring Program(2)	Fiscal 2019 and prior Restructuring Programs(2)	Total
Accrual balance as of September 30, 2019	$—	$—	$—	$64	$64
Restructuring charges	—	—	8	—	8
Cash payments	—	—	(1)	(25)	(26)
Adjustments(1)	—	—	—	(2)	(2)
Impact of foreign currency fluctuations	—	—	1	4	5
Accrual balance as of September 30, 2020	—	—	8	41	49
Restructuring charges	—	19	—	—	19
Cash payments	—	(4)	(2)	(17)	(23)
Impact of foreign currency fluctuations	—	(1)	—	—	(1)
Accrual balance as of September 30, 2021	—	14	6	24	44
Restructuring charges	48	—	—	—	48
Cash payments	(21)	(4)	(1)	(11)	(37)
Impact of foreign currency fluctuations	(1)	(2)	(1)	(2)	(6)
Accrual balance as of September 30, 2022	$26	$8	$4	$11	$49
(1)Includes changes in estimates for increases and decreases in costs related to the Company's restructuring programs, which are recorded in Restructuring charges, net in the Consolidated Statements of Operations in the period of the adjustment.
(2)Payments related to the fiscal 2022, 2021, 2020 and 2019 and prior restructuring programs are expected to be completed in fiscal 2027.

11. Financing Arrangements
The following table reflects principal amounts of debt and debt net of discounts and issuance costs for the periods presented:

	September 30, 2022		September 30, 2021
(In millions)	Principal amount	Net of discounts and issuance costs	Principal amount	Net of discounts and issuance costs
Senior 6.125% Notes due September 15, 2028	$1,000	$988	$1,000	$986
Tranche B-1 Term Loans due December 15, 2027	800	783	800	780
Tranche B-2 Term Loans due December 15, 2027	743	738	743	736
Tranche B-3 Term Loans due December 15, 2027	350	282	—	—
Exchangeable 8.00% Senior Notes due December 15, 2027	250	169	—	—
Convertible 2.25% Senior Notes due June 15, 2023	221	210	350	311
Total debt	$3,364	$3,170	$2,893	$2,813
Embedded derivatives liabilities	72	72	—	—
Debt maturing within one year	(221)	(210)	—	—
Long-term debt, net of current portion and derivatives	$3,215	$3,032	$2,893	$2,813
Term Loan and ABL Credit Agreements
On December 15, 2017, Avaya Inc. entered into (i) the Term Loan Credit Agreement among Avaya Inc., as borrower, Avaya Holdings, the lending institutions from time to time party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent, which provided a $2,925 million term loan facility (the "Term Loan Credit Agreement") and (ii) the ABL Credit Agreement, among Avaya Inc., as borrower, Avaya Holdings, the several other borrowers party thereto, the several lenders from time to time party thereto, and Citibank, N.A., as administrative agent and collateral agent, which provided a revolving credit facility consisting of a U.S. tranche and a foreign tranche allowing for borrowings from time to time, subject to borrowing base availability (the "ABL Credit Agreement" and, together with the Term Loan Credit Agreement, the "Credit Agreements").
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
On February 24, 2021, the Company amended the Term Loan Credit Agreement ("Amendment No. 3"). Pursuant to Amendment No. 3 the Company prepaid, replaced and refinanced the remaining term loans due in 2024 with $100 million in cash and $743 million in principal amount of new first lien term loans due December 2027 (the “Tranche B-2 Term Loans”). The Tranche B-2 Term Loans bear interest at a rate with applicable margin of 3.00% per annum with respect to base rate borrowings and 4.00% per annum with respect to LIBOR borrowings. Amendment No. 3 was primarily accounted for as a loan modification at the syndicated lender level. Based on the application of the loan modification guidance within ASC 470, the Company recorded $3 million of new debt issuance costs within Interest expense in the Consolidated Statements of Operations. Loans from lenders who exited their positions in the Tranche B Term Loans as a result of Amendment No. 3 were accounted for as a loan extinguishment. Accordingly, the Company wrote-off a portion of the original underwriting discount of $1 million within Interest expense.
On July 12, 2022, the Company amended its Term Loan Credit Agreement (“Amendment No. 4”), pursuant to which the Company incurred incremental term loans in an aggregate principal amount of $350 million (the “Tranche B-3 Term Loans”). The Tranche B-3 Term Loans bear interest (a) in the case of alternative base rate ("ABR") Loans at rate per annum equal to 9.00% plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the U.S. prime rate as publicly announced in the Wall Street Journal and (iii) the greater of (x) the adjusted Secured Overnight Financing Rate ("SOFR") Rate for an interest period of one month plus 1.00% and (y) 2.00% and (b) in the case of SOFR Loans, bear interest at a rate per annum equal to 10.00% plus the applicable SOFR rate, subject to a 1.00% floor. Amendment No. 4 also made certain other changes to the Term Loan Credit Agreement solely for the benefit of the lenders providing the Tranche B-3 Term Loans, including reducing flexibility for the Company to incur additional debt and liens or make restricted payments or investments under certain of the negative covenants. The Company capitalized $41 million of new debt issuance costs and underwriting discounts as a reduction to Long-term debt on the Consolidated Balance Sheets. The Company placed $221 million of the net proceeds of the Tranche B-3 Term Loans in escrow.
The Company evaluated Amendment No. 4 in accordance with ASC 815, Derivatives and Hedging, and determined that there are embedded features in the amendment that are not clearly and closely related to the underlying debt instrument and did not qualify for any scope exceptions set forth in the accounting standards. Accordingly, these embedded features are required to be bifurcated from their host instrument and accounted for separately as an embedded derivative liability. As a result, the Company recorded the fair value of the embedded derivatives as of the issuance date as a $30 million reduction of the initial carrying amount of the Tranche B-3 Term Loans (as part of the debt discount). The discount is amortized to interest expense using the effective interest method over the life of the Tranche B-3 Term Loans. The embedded derivatives will be adjusted to fair value each reported period with changes in fair value subsequent to the issuance date recognized within Interest Expense in the Consolidated Statements of Operations. See Note 12, "Derivative Instruments and Hedging Activities," for further information regarding the valuation of the embedded derivatives. The aggregate fair value of the embedded derivatives is reflected within Long-term debt in the Consolidated Balance Sheets.
For fiscal 2022, 2021 and 2020, the Company recognized interest expense of $120 million, $77 million and $161 million, respectively, related to the Term Loan Credit Agreement, including the amortization of the underwriting discount and issuance costs and the expenses associated with the refinancing transactions described above. Fiscal 2022 includes $26 million of interest expense related to the change in the fair value of the Tranche B-3 Term Loans embedded derivatives during the period.
On September 25, 2020, the Company also amended the ABL Credit Agreement to, among other things, extend its maturity to September 25, 2025, subject to customary adjustments to the extent certain indebtedness matures prior to such date. The total commitments under the ABL Credit Agreement were also reduced to $200 million, subject to borrowing base availability. As a result of the amendment, the Company capitalized $2 million of issuance costs within Other assets on the Consolidated Balance Sheets in accordance with ASC 470.
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
The Credit Agreements limit, among other things, the ability of the Company and certain of its subsidiaries to (i) incur indebtedness, (ii) incur liens, (iii) dispose of assets, (iv) make investments, (v) make dividends, or conduct redemptions and repurchases of capital stock, (vi) prepay junior indebtedness or amend junior indebtedness documents, (vii) enter into restricted agreements, (viii) enter into transactions with affiliates and (ix) modify the terms of any of their organizational documents. The Credit Agreements also contain customary representations, warranties and events of default.
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
Under the terms of the ABL Credit Agreement, the Company can issue letters of credit up to $150 million. At September 30, 2022, the Company had issued and outstanding letters of credit and guarantees of $31 million under the ABL Credit Agreement. As of September 30, 2022, the Company had no borrowings outstanding under the ABL Credit Agreement. The aggregate additional principal amount that may be borrowed under the ABL Credit Agreement, based on the borrowing base less $31 million of outstanding letters of credit and guarantees, was $112 million at September 30, 2022. For each of fiscal 2022, 2021 and 2020, the Company recognized interest expense of $1 million related to the ABL Credit Agreement, primarily resulting from the unused commitment fee.
Senior Notes
On September 25, 2020, the Company's Senior Notes were issued pursuant to an indenture, among the Company, the Company's subsidiaries that are guarantors of the Senior Notes and party thereto (the "Guarantors") and Wilmington Trust, National Association, as trustee and notes collateral agent. Interest is payable on the Senior Notes at a rate of 6.125% per annum on March 15 and September 15 of each year, commencing on March 15, 2021 until their maturity date of September 15, 2028.
The Senior Notes are guaranteed on a senior secured basis by Avaya and each of the Company’s other wholly-owned domestic subsidiaries that guarantee the Company’s term loan credit facility (the "Term Loan Facility") under the Company's Term Loan Credit Agreement and asset-based revolving credit facility (the "ABL Facility" under the Company's ABL Credit Agreement. The Senior Notes and related guarantees are secured on a first lien basis by substantially all assets of the Company and the Guarantors (other than any excluded collateral as defined in the indenture or ABL Priority Collateral (as defined below)) which assets also secure the Company’s and each Guarantor’s obligations under the Term Loan Facility ratably on a pari passu basis, subject to permitted liens. The Senior Notes and related guarantees are also secured on a second-lien basis ratably on a pari passu basis with the Term Loan Facility, subject to permitted liens, by certain of the assets of the Company and the Guarantors that secure obligations under the ABL Facility on a first-lien basis (the "ABL Priority Collateral").
The Senior Notes contain covenants that, among other things, limit the Company's ability and the ability of its restricted subsidiaries to: incur or guarantee additional indebtedness or issue disqualified stock or certain preferred stock; pay dividends and make other distributions or repurchase stock; make certain investments; create or incur liens; sell assets; enter into restrictions affecting the ability of restricted subsidiaries to make distributions, loans or advances or transfer assets to the Company or the Guarantors; enter into certain transactions with the Company’s affiliates; designate restricted subsidiaries as unrestricted subsidiaries; and merge, consolidate or transfer or sell all or substantially all of the Company’s or the Guarantors’ assets. These covenants are subject to a number of important exceptions and qualifications.
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
During fiscal 2022, 2021 and 2020, the Company recognized interest expense of $63 million, $63 million and $1 million, respectively, related to the Senior Notes, including the amortization of debt issuance costs.
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

On July 12, 2022, the Company repurchased approximately $129 million principal amount of the Company's $350 million Convertible Notes due June 15, 2023. The repurchase was accounted for as a loan extinguishment. Based on the application of the loan extinguishment guidance within ASC 470, the Company recorded a $5 million gain on extinguishment within Interest expense in the Consolidated Statements of Operations.
For fiscal 2022, 2021 and 2020, the Company recognized interest expense of $27 million, $28 million and $26 million related to the Convertible Notes, which includes $20 million, $20 million and $18 million of amortization of the debt discount and issuance costs, respectively.
The net carrying amount of the Convertible Notes for the periods indicated was as follows:

	As of September 30,
(In millions)	2022	2021
Principal	$221	$350
Less:
Unamortized debt discount	(10)	(36)
Unamortized issuance costs	(1)	(3)
Net carrying amount	$210	$311
The net carrying amount of the equity component of the Convertible Notes for the periods indicated was as follows:

	As of September 30,
(In millions)	2022	2021
Debt discount for conversion option	$92	$92
Less:
Conversion option retirement	(10)	—
Issuance costs	(3)	(3)
Net carrying amount	$79	$89
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
In connection with the $129 million principal repurchase of the Convertible Notes described above, the Company terminated a portion of the Bond Hedge and Call Spread Warrants, each representing 4.7 million of its common stock.
Exchangeable Notes
On July 12, 2022, the Company issued its 8.00% Exchangeable Senior Secured Notes due 2027 with an aggregate principal amount of $250 million (the "Exchangeable Notes"). The Exchangeable Notes were issued pursuant to an indenture by and among Avaya Inc. (the "Issuer"), the guarantors party thereto (the “Guarantors”) and Wilmington Trust, National Association, as trustee, exchange agent and notes collateral agent. Interest is payable on the Exchangeable Notes on June 15 and December 15 of each year, commencing on December 15, 2022, until their maturity date of December 15, 2027 (the “Maturity Date”), subject to earlier redemption or repurchase.

Holders of the Exchangeable Notes may exchange all or a portion of their Exchangeable Notes at their option (i) at any time prior to the close of business on the business day immediately preceding September 15, 2027, subject to the satisfaction of certain conditions, and (ii) on or after September 15, 2027, at any time prior to the close of business on the second scheduled trading day immediately preceding the Maturity Date. Upon exchange of the Exchangeable Notes, the Issuer will pay and/or deliver cash, shares of Avaya Holdings' common stock, or a combination of both, at the Issuer’s election. The exchange rate will initially be 232.5581 shares of common stock per $1,000 principal amount (equivalent to an initial exchange price of approximately $4.30 per share of common stock), subject to adjustment if certain events occur prior to the Maturity Date.
The Issuer may not redeem the Exchangeable Notes prior to June 20, 2024. The Issuer may redeem the Exchangeable Notes, at its option, in whole or in part (subject to the limitation that if fewer than all of the outstanding Exchangeable Notes are to be redeemed, at least $50 million aggregate principal amount of the Exchangeable Notes must be outstanding and not subject to redemption), on or after June 20, 2024, for a cash purchase price equal to a redemption price set forth in the indenture, but only if the last reported sale price per share of common stock exceeds 150% of the then-applicable exchange price on each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the trading day immediately before the date on which the Issuer sends the redemption notice for such redemption.
The Exchangeable Notes are guaranteed on a senior secured basis by Avaya Holdings and each of its wholly-owned domestic subsidiaries that guarantee the Term Loan Credit Agreement and ABL Credit Agreement. The Exchangeable Notes and related guarantees are secured on a first lien basis by substantially all assets of the Issuer and the Guarantors (other than any excluded collateral or ABL priority collateral) which assets also secure the Issuer’s and each Guarantor’s obligations under the Senior Notes and the Term Loan Credit Agreement ratably on a pari passu basis, subject to permitted liens. The Exchangeable Notes and related guarantees are also secured on a second-lien basis by certain of the assets of the Issuer and the Guarantors that secure obligations under the ABL Credit Agreement on a first-lien basis, ratably on a pari passu basis with the Senior Notes and the Term Loan Credit Agreement.
The indenture governing the Exchangeable Notes contains covenants that, among other things, limit the Issuer’s ability and the ability of its restricted subsidiaries to: incur or guarantee additional indebtedness or issue disqualified stock or certain preferred stock; pay dividends and make other distributions or repurchase stock; make certain investments; create or incur liens; sell assets; voluntarily prepay, repurchase or redeem or otherwise defease certain indebtedness; enter into restrictions affecting the ability of restricted subsidiaries to make distributions, loans or advances or transfer assets to the Issuer or the Guarantors; enter into certain transactions with the Issuer’s affiliates; designate restricted subsidiaries as unrestricted subsidiaries; and merge, consolidate or transfer or sell all or substantially all of the Issuer’s or the Guarantors’ assets. These covenants are subject to a number of important exceptions and qualifications.
The indenture governing the Exchangeable Notes contains customary events of default.
The Company evaluated the indenture governing the Exchangeable Notes in accordance with ASC 815, Derivatives and Hedging, and determined that there are embedded features in the indenture that are not clearly and closely related to the underlying debt instrument and did not qualify for any scope exceptions set forth in the accounting standards. Accordingly, these embedded features are required to be bifurcated from their host instrument and accounted for separately as an embedded derivative liability. As a result, the Company recorded the fair value of the embedded derivatives as of the issuance date as a $4 million reduction of the initial carrying amount of the Exchangeable Notes (as part of the debt discount). The discount is amortized to interest expense using the effective interest method over the life of the Exchangeable Notes. The embedded derivatives will be adjusted to fair value each reported period with changes in fair value subsequent to the issuance date recognized within Interest Expense in the Consolidated Statements of Operations. See Note 12, "Derivative Instruments and Hedging Activities," for further information regarding the valuation of the embedded derivatives. The aggregate fair value of the embedded derivatives is reflected within Long-term debt in the Consolidated Balance Sheets.
For fiscal 2022, the Company recognized interest expense of $19 million related to the Exchangeable Notes, which includes $2 million of amortization of the debt discount and issuance costs, respectively. This amount also includes $12 million of interest expense related to the change in the fair value of the Exchangeable Notes embedded derivatives during the period.

The net carrying amount of the Exchangeable Notes for the periods indicated was as follows:

	As of September 30,
(In millions)	2022	2021
Principal	$250	$—
Less:
Unamortized debt discount	(65)	—
Unamortized issuance costs	(12)	—
Unamortized debt discount - Embedded derivative liability	(4)	—
Net carrying amount	$169	$—
The net carrying amount of the equity component of the Exchangeable Notes for the period indicated was as follows:

	As of September 30,
(In millions)	2022	2021
Debt discount for conversion option	$66	$—
Less:
Issuance costs	(4)	—
Net carrying amount	$62	$—
Debt Maturity
The stated annual maturity of total debt for the fiscal years ended September 30, consist of:

(In millions)
2023	$221
2024	—
2025	—
2026	—
2027 and thereafter	3,143
Total	$3,364
The weighted average contractual interest rate of the Company’s outstanding debt was 7.4% as of September 30, 2022 and 6.5%, as of September 30, 2021, including adjustments related to the Company’s interest rate swap agreements (see Note 12, "Derivative Instruments and Hedging Activities"). The effective interest rate for the Term Loan Credit Agreement as of September 30, 2022 and 2021 was 9.0% and 5.5% respectively. The effective interest rate for the Senior Notes as of September 30, 2022 and 2021 was not materially different than its contractual interest rate. The effective interest rate for the Convertible Notes as of both September 30, 2022 and 2021 was 9.2% reflecting the separation of the conversion feature in equity. The effective interest rate for the Exchangeable Notes as of September 30, 2022 was 17.7% reflecting the separation of the conversion feature in equity. The effective interest rates include interest on the debt and amortization of discounts and issuance costs.
As of September 30, 2022, the Company was not in default under any of its debt agreements. Accordingly, at September 30, 2022, the debt was classified as current and non-current based on the stated maturities and contractual terms. At December 31, 2022, all debt was classified as a current liability based on the Company's violation of certain covenants in December 2022. As noted in Note 1, "Background and Basis of Presentation," all of the Debtors' pre-petition equity and debt facilities as well as the Debtors' securities were extinguished upon Emergence.
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

Reorganized Company Financing
On the Emergence Date, the DIP Term Loan converted on a dollar-for-dollar basis into a term loan under a senior secured exit term loan facility and the Company incurred an additional $310 million under the facility (including amounts incurred pursuant to a rights offering) for an aggregate principal amount of $810 million (the "Exit Term Loan", such facility, the "Exit Term Loan Facility", and the agreement providing for such facility, the "Exit Term Loan Credit Agreement") and the DIP ABL Facility converted on a dollar-for-dollar basis into a senior secured exit asset-based revolving loan facility (the "Exit ABL Loan", such facility, the "Exit ABL Loan Facility", and the agreement providing for such facility, the "Exit ABL Credit Agreement"). The Exit Term Loan bears interest at a rate equal to (1) Term SOFR plus (i) 7.50% to the extent interest is paid entirely in cash or (ii) 8.50% to the extent interest is paid with a combination of cash and payment in kind (consisting of 1.50% payable in cash and 7.00% paid in kind) or (1) Base Rate plus (i) 6.50% to the extent interest is paid entirely in cash or (ii) 7.50% to the extent interest is paid with a combination of cash and payment in kind (consisting of 1.00% payable in cash and 6.50% paid in kind) and matures on August 1, 2028. The Company has the option to pay interest with a combination of cash and payment-in-kind for interest payment dates through, and including, June 30, 2024. For interest payments dates after June 30, 2024, interest is payable in cash. The Exit ABL Loan bears interest at a rate equal to Term SOFR plus 3.00% or Base Rate plus 2.00% and matures on May 1, 2026.
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
On September 23, 2020, the Company entered into an interest rate swap agreement for a notional amount of $257 million (the “Offsetting Swap Agreement”). Under the terms of the Offsetting Swap Agreement, which matured on December 15, 2022, the Company paid a variable rate of interest based on one-month LIBOR and received a fixed rate of 0.1745%. The Company entered into the Offsetting Swap Agreement to maintain a net notional amount less than the amount of the Company’s variable rate loans outstanding. The Offsetting Swap Agreement was not designated for hedge accounting treatment. On September 23, 2020, Original Swap Agreements with a notional amount of $257 million were also de-designated from hedge accounting treatment. Through June 30, 2022, Original Swap Agreements with a notional amount of $1,543 million were designated as cash flow hedges and deemed highly effective as defined under ASC 815. On June 30, 2022, the Company determined that the hedged transactions were no longer highly probable of occurring as forecasted, and as such, the Company de-designated the remaining Original Swap Agreements from hedge accounting treatment.
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
On March 23, 2022, the Company restructured its Forward Swap Agreements resulting in the receipt of $52 million of net cash proceeds which is reflected within cash used for operating activities in the Consolidated Statements of Cash Flows for fiscal

2022. As part of the restructuring, the Company terminated the Forward Swap Agreements and simultaneously entered into new interest rate swap agreements with four counterparties (the "New Forward Swap Agreements"). The New Forward Swap Agreements fixed a portion of the variable interest due under the Company's Term Loan Credit Agreement from December 15, 2022 through June 15, 2027. Under the terms of the New Forward Swap Agreements, the Company pays a fixed rate of 2.5480% and receives a variable rate of interest based on one-month SOFR. The total notional amount of the New Forward Swap Agreements is $1,000 million. Through June 30, 2022, the New Forward Swap Agreements were designated as cash flow hedges and deemed highly effective as defined by ASC 815. On June 30, 2022, the Company determined that the hedged transactions were no longer highly probable of occurring as forecasted, and as such, the Company de-designated the New Forward Swap Agreements from hedge accounting treatment.
The Company records changes in the fair value of interest rate swap agreements designated as cash flow hedges initially within Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. As interest expense is recognized on the Term Loan Credit Agreement, the corresponding deferred gain or loss on the cash flow hedge is reclassified from Accumulated other comprehensive income (loss) to Interest expense in the Consolidated Statements of Operations. The Company records changes in the fair value of interest rate swap agreements not designated for hedge accounting within Interest expense. On September 23, 2020, the Company froze a $15 million deferred loss within Accumulated other comprehensive income (loss) related to the de-designated Original Swap Agreements, which was reclassified to Interest expense over the term of the Original Swap Agreements. On March 23, 2022, the Company froze a $52 million deferred gain within Accumulated other comprehensive income (loss) related to the termination of the Forward Swap Agreements, which was reclassified to Interest expense over the term of the original Forward Swap Agreements. On June 30, 2022, the Company froze a $9 million deferred gain within Accumulated other comprehensive income (loss) related to the de-designation of the Original Swap Agreements and New Forward Swap Agreements, which were reclassified to Interest expense over the term of the respective swap agreements.
Based on the amount of the deferred gain in Accumulated other comprehensive income at September 30, 2022, approximately $25 million would have been reclassified as a reduction to Interest expense in the next twelve months. As disclosed in Note 24, "Subsequent Events," the Company terminated its Forward Swap Agreements and reclassified the deferred gains in Accumulated other comprehensive income during the first quarter of fiscal 2023.
It is management's intention that the net notional amount of interest rate swap agreements be less than or equal to the variable rate loans outstanding during the life of the derivatives.
Debt-Related Embedded Derivatives
The Company’s Tranche B-3 Term Loans and Exchangeable Notes contain embedded features that, in certain scenarios, could modify the cash flows of their respective debt instruments. These embedded features (the "Debt-related embedded derivatives") are required to be bifurcated from their host contracts and accounted for as an embedded derivative. The Debt-related embedded derivatives are recorded at fair value with changes in fair value subsequent to the issuance date recorded in Interest expense in the Consolidated Statements of Operations.
On July 12, 2022, the issuance date, the aggregate fair value of the Debt-related embedded derivatives was $34 million, which was recorded as a debt discount (contra liability) and a derivative liability within Long-term debt on the Consolidated Balance Sheets. As of September 30, 2022, the aggregate fair value of the Debt-related embedded derivatives was $72 million.

The fair value of the derivatives is determined using the with-and-without model which compares the estimated fair value of the underlying debt instrument with the embedded features to the estimated fair value of the underlying debt instrument without the embedded features, with the difference representing the estimated fair value of the embedded derivative features. The with-and-without model includes significant unobservable estimates, including estimated market yield, an estimation of the Company’s probability of default and creditor recovery rates, and the probability of the occurrence of a change of control event or asset sale.
The fair value of the derivatives as of September 30, 2022 was determined using the market assumptions summarized below:

September 30,
2022
Tranche B-3 Term Loans due December 15, 2027
Credit Spread	17.56%
Risk-free interest rates	4.05%
Exchangeable 8.00% Senior Secured Notes due 2027
Credit Spread	17.56%
Risk-free interest rates	4.05%
Implied volatility	153.89%
Price per share of common stock	$1.59
Foreign Currency Forward Contracts
The Company, from time to time, utilizes foreign currency forward contracts primarily to hedge fluctuations associated with certain monetary assets and liabilities including receivables, payables and certain intercompany balances. These foreign currency forward contracts are not designated for hedge accounting treatment. As a result, changes in the fair value of these contracts are recorded as a component of Other income, net to offset the change in the value of the hedged assets and liabilities. As of September 30, 2022, the Company maintained open foreign currency forward contracts with a total notional value of $12 million, hedging the Czech Koruna. As of September 30, 2021, the Company had maintained open foreign currency forward contracts with a total notional value of $191 million, primarily hedging the British Pound Sterling, Indian Rupee, Czech Koruna and Mexican Peso.
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
The fair value of the 2017 Emergence Date Warrants was determined using a probability weighted Black-Scholes option pricing model. This model requires certain input assumptions including risk-free interest rates, volatility, expected life and dividend rates. Selection of these inputs involves significant judgment. The fair value of the 2017 Emergence Date Warrants as of September 30, 2022 and 2021 was determined using the input assumptions summarized below:

	As of September 30,
	2022 (1)	2021
Expected volatility	113.93%	49.63%
Risk-free interest rates	2.36%	0.13%
Contractual remaining life (in years)	0.46	1.21
Price per share of common stock	$2.24	$19.79
(1)The Company qualitatively determined the fair value of the 2017 Emergence Date Warrants as of September 30, 2022 to be negligible as a result of the decline in Company's stock price since the most recent quantitative analysis (June 30, 2022) and the remaining contractual term of 0.21 years as of September 30, 2022. The amounts presented represent the input assumptions as of June 30, 2022.
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

Financial Statement Information Related to Derivative Instruments
The following table summarizes the fair value of the Company's derivatives on a gross basis, including accrued interest, segregated between those that are designated as hedging instruments and those that are not designated as hedging instruments:

		September 30, 2022		September 30, 2021
(In millions)	Balance Sheet Caption	Asset	Liability	Asset	Liability
Derivatives Designated as Hedging Instruments:
Interest rate contracts	Other assets	$—	$—	$6	$—
Interest rate contracts	Other current liabilities	—	—	—	43
Interest rate contracts	Other liabilities	—	—	—	10
		—	—	6	53
Derivatives Not Designated as Hedging Instruments:
Interest rate contracts	Other current assets	15	—	—	—
Interest rate contracts	Other assets	40	—	—	—
Interest rate contracts	Other current liabilities	—	2	—	7
Interest rate contracts	Other liabilities	—	—	—	2
Debt-related embedded derivatives	Long-term debt	—	72	—	—
Foreign exchange contracts	Other current liabilities	—	—	—	2
2017 Emergence Date Warrants	Other liabilities	—	—	—	9
		55	74	—	20
Total derivatives fair value		$55	$74	$6	$73
The following table provides information regarding the location and amount of pre-tax gains (losses) for interest rate contracts designated as cash flow hedges:

	Fiscal years ended September 30,
	2022		2021		2020
(In millions)	Interest Expense	Other Comprehensive (Loss) Income	Interest Expense	Other Comprehensive Income	Interest Expense	Other Comprehensive (Loss) Income
Financial Statement Line Item in which Cash Flow Hedges are Recorded	$(224)	$323	$(222)	$154	$(226)	$(72)
Impact of cash flow hedging relationships:
Gain (loss) recognized in AOCI on interest rate swaps	—	76	—	9	—	(69)
Interest expense reclassified from AOCI	(40)	40	(51)	51	(35)	35

The following table provides information regarding the pre-tax gains (losses) for derivatives not designated as hedging instruments on the Consolidated Statements of Operations:

		Fiscal years ended September 30,
(In millions)	Location of Derivative Pre-tax Gain (Loss)	2022	2021	2020
Interest rate contracts	Interest expense	$42	$—	$—
Debt-related embedded derivatives	Interest expense	(38)	—	—
2017 Emergence Date Warrants	Other income, net	9	(1)	(3)
Foreign exchange contracts	Other income, net	(5)	6	(1)
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

	September 30, 2022		September 30, 2021
(In millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the Consolidated Balance Sheets	$55	$74	$6	$73
Gross amount subject to offset in master netting arrangements not offset in the Consolidated Balance Sheets	(2)	(2)	(6)	(6)
Net amounts	$53	$72	$—	$67
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and 2021 were as follows:

	September 30, 2022				September 30, 2021
	Fair Value Measurements Using				Fair Value Measurements Using
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Interest rate contracts	$55	$—	$55	$—	$6	$—	$6	$—
Total assets	$55	$—	$55	$—	$6	$—	$6	$—

Liabilities:
Interest rate contracts	$2	$—	$2	$—	$62	$—	$62	$—
Foreign exchange contracts	—	—	—	—	2	—	2	—
Debt-related embedded derivatives	72	—	—	72	—	—	—	—
2017 Emergence Date Warrants	—	—	—	—	9	—	—	9
Total liabilities	$74	$—	$2	$72	$73	$—	$64	$9
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
Debt-related Embedded Derivatives classified as Level 3 liabilities are valued using the with-and-without model which is further described in Note 12, "Derivative Instruments and Hedging Activities."
The following table provides changes to those fair value measurements using Level 3 inputs for the year ended September 30, 2022:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In millions)	Debt-Related Embedded Derivatives	2017 Emergence Date Warrants
Balance as of September 30, 2020	$—	$8
Change in fair value (1)	—	1
Balance as of September 30, 2021	$—	$9
Issuance of the Tranche B-3 Term Loans and Exchangeable Notes (2)	34	—
Change in fair value (1)	38	(9)
Balance as of September 30, 2022	$72	$—
(1)The change in fair value of the 2017 Emergence Date Warrants was recorded in Other income, net. The change in fair value of the debt-related embedded derivatives was recorded in Interest expense.
(2)The fair value of the embedded derivatives as of the issuance date was recorded as a reduction of the initial carrying amount of the Tranche B-3 Term Loans and Exchangeable Notes (as part of the debt discount).
During fiscal 2022 and 2021, there were no transfers into or out of Level 3.

Fair Value of Financial Instruments
The estimated fair values of the Company’s Senior Notes, Term Loans, Exchangeable Notes and Convertible Notes as of September 30, 2022 and 2021 were as follows:

	September 30, 2022		September 30, 2021
(In millions)	Principal amount	Fair value	Principal amount	Fair value
Senior 6.125% Notes due September 15, 2028	$1,000	$497	$1,000	$1,053
Tranche B-1 Term Loans due December 15, 2027	800	433	800	802
Tranche B-2 Term Loans due December 15, 2027	743	403	743	745
Tranche B-3 Term Loans due December 15, 2027	350	232	—	—
Exchangeable 8.00% Senior Notes due December 15, 2027	250	162	—	—
Convertible 2.25% Senior Notes due June 15, 2023	221	95	350	368
Total	$3,364	$1,822	$2,893	$2,968
The estimated fair value of the Company's Senior Notes and Term Loans was determined using Level 2 inputs based on a market approach utilizing market-clearing data on the valuation date in addition to bid/ask prices. The estimated fair value of the Exchangeable Notes and Convertible Notes was determined based on the quoted price of the Exchangeable Notes and Convertible Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2.
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
14. Income Taxes
The provision for income taxes is comprised of U.S. federal, state and foreign income taxes. The following table presents the U.S. and foreign components of income (loss) before income taxes and the provision for income taxes for the periods indicated:

	Fiscal years ended September 30,
(In millions)	2022	2021	2020
INCOME (LOSS) BEFORE INCOME TAXES:
U.S.	$(1,984)	$(28)	$(639)
Foreign	(65)	30	21
Income (Loss) before income taxes	$(2,049)	$2	$(618)
PROVISION FOR INCOME TAXES:
CURRENT
Federal	$(5)	$(4)	$(58)
State and local	(7)	(4)	(10)
Foreign	3	(12)	(23)
	(9)	(20)	(91)
DEFERRED
Federal	8	—	30
State and local	(11)	—	3
Foreign	(35)	5	(4)
	(38)	5	29
Provision for income taxes	$(47)	$(15)	$(62)

Deferred income taxes are provided for the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of the periods indicated were as follows:

	As of September 30,
(In millions)	2022	2021
DEFERRED INCOME TAX ASSETS:
Benefit obligations	$103	$173
Net operating losses/credit carryforwards	928	980
Property, plant and equipment	6	1
Other/accrued liabilities	12	—
Valuation allowance	(1,026)	(995)
Gross deferred income tax assets	23	159
DEFERRED INCOME TAX LIABILITIES:
Goodwill and intangible assets	(66)	(145)
Other/accrued liabilities	—	(27)
Gross deferred income tax liabilities	(66)	(172)
Net deferred income tax liabilities	$(43)	$(13)
During the fiscal 2022 annual review of the tax basis balance sheet reconciliations, adjustments to 2021 deferred tax assets and valuation allowance related to the Germany and Luxembourg calculations were identified. The 2021 amounts in the table above have been corrected to reflect the adjustments of $23 million. The adjustments had no impact on total net deferred income tax liabilities.
A reconciliation of the Company’s (loss) income before income taxes at the U.S. federal statutory rate to the provision for income taxes is as follows:

	Fiscal years ended September 30,
(In millions)	2022	2021	2020
Income tax benefit computed at the U.S. Federal statutory rate	$430	$—	$130
State and local income taxes, net of federal income tax effect	26	1	2
Tax differentials on foreign earnings	(1)	2	—
Loss on foreign subsidiaries	33	1	28
Taxes on unremitted foreign earnings and profits	(5)	1	(8)
Non-deductible portion of goodwill	(289)	—	(125)
Adjustment to deferred taxes	(4)	(21)	(22)
Audit settlements and accruals	18	5	3
Credits and other taxes	—	2	(2)
Impact of Tax Cuts and Jobs Act	—	(2)	(3)
Warrants	2	—	(1)
Rate changes	—	(1)	(3)
Non-deductible expenses	(7)	(7)	(7)
Valuation allowance	(251)	4	(50)
Other differences—net	1	—	(4)
Provision for income taxes	$(47)	$(15)	$(62)
In fiscal 2022 and 2020, the Company recognized impairment charges of $1,640 million and $624 million, respectively. See Note 7, "Goodwill," and Note 8, "Intangible Assets, net," for further discussion.
In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company has considered a range of positive and negative evidence, including whether there has been a cumulative loss in the past three years, the scheduled reversal of deferred tax assets and liabilities, projected future taxable income, and certain tax planning strategies in assessing the realization of its deferred tax assets. Based on this assessment, the Company determined that it is more likely than not that the deferred tax assets in certain significant jurisdictions, including the U.S., Germany, and Luxembourg, will not be realized to the extent they exceed the scheduled reversal of deferred tax liabilities.
During fiscal 2022, 2021 and 2020, the Company's valuation allowance increased (decreased) by $31 million, $(50) million and $117 million, respectively, primarily driven by changes in the deferred tax effects related to movements in other comprehensive income and changes in NOLs. At September 30, 2022, the valuation allowance of $1,026 million is comprised of $207 million, $244 million, $509 million and $66 million related to the U.S., Germany, Luxembourg and other foreign subsidiaries, respectively. The recognition of valuation allowances will continue to adversely affect the Company's effective income tax rate.
As of September 30, 2022, the Company had tax-effected NOLs and credits of $951 million, comprised of $78 million for U.S. state and local taxes and $873 million for foreign taxes, including $224 million and $598 million in Germany and Luxembourg, respectively. As of September 30, 2021, the Company had tax-effected NOLs and credits of $1,013 million, comprised of $24 million for U.S. state and local taxes and $989 million for foreign taxes, including $262 million and $674 million in Germany and Luxembourg, respectively. The reduction in the Foreign NOLs and credits is primarily driven by foreign exchange rates used in translation of these foreign currency balances.
The U.S. state NOLs expire through fiscal 2042, with the majority expiring in excess of 10 years. The majority of foreign NOLs have no expiration.
The Company has established a deferred tax liability for U.S. taxes and non-U.S. withholding taxes to be incurred upon the remittance of foreign earnings which was $28 million as of September 30, 2022. As of September 30, 2022, the Company had determined that the presumption of full repatriation of undistributed foreign earnings can no longer be overcome and have calculated the provision on this basis.
As of September 30, 2022, there were $114 million of unrecognized tax benefits ("UTBs") associated with uncertain tax positions and an additional $25 million of accrued interest and penalties related to these amounts. The Company estimates $65 million of UTBs would affect the effective tax rate if recognized. The reduction in the balance during fiscal 2022 is primarily related to the settlement of audits and expiration of relevant statute of limitations. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in connection with these tax liabilities. The Company’s policy is to include interest and penalties related to its uncertain tax positions within the provision for income taxes. Included in the provision for income taxes in fiscal 2022, 2021 and 2020 was a net interest income (expense) of $3 million, $(2) million and $(3) million, respectively. The Company files corporate income tax returns with the federal government in the U.S. and with multiple U.S. state and local jurisdictions and foreign tax jurisdictions. In the ordinary course of business these income tax returns will be examined by the tax authorities. Various foreign income tax returns, such as Brazil, Germany, India, Ireland, Israel, Italy, and Saudi Arabia are under examination by taxing authorities for tax years ranging from 2006 through 2022. It is reasonably possible that the total amount of UTB will decrease by an estimated $21 million in the next 12 months as a result of these examinations and by an estimated $12 million as a result of the expiration of the statute of limitations.
The following table summarizes the activity for the Company's gross UTB balance:

(In millions)
Gross UTB balance at September 30, 2019	$147
Additions based on tax positions relating to the period	4
Changes based on tax positions relating to prior periods	(1)
Settlements	(2)
Statute of limitations expirations	(8)
Gross UTB balance at September 30, 2020	$140
Additions based on tax positions relating to the period	4
Settlements	(1)
Statute of limitations expirations	(9)
Gross UTB balance at September 30, 2021	$134
Additions based on tax positions relating to the period	3
Changes based on tax positions relating to prior periods	(3)
Settlements	(10)
Statute of limitations expirations	(10)
Gross UTB balance at September 30, 2022	$114

During fiscal 2022, the Company recorded an increase to Provision for income taxes of $6 million on the Consolidated Statements of Operations and an increase in Other liabilities of $5 million and a reduction of Deferred income taxes, net of $1 million on the Consolidated Balance Sheets to correct an understatement of its tax liability in previous periods. The Company concluded that the error was not material to any prior period financial statements and the correction of the error was not material to the current period financial statements.
15. Benefit Obligations
Pension, Post-retirement and Post-employment Benefits
The Company sponsors non-contributory defined benefit pension plans covering a portion of its U.S. employees and retirees, and post-retirement benefit plans covering a portion of its U.S. employees and retirees that include healthcare benefits and life insurance coverage. Certain non-U.S. operations have various retirement benefit programs covering substantially all of their employees. Some of these programs are considered to be defined benefit pension plans for accounting purposes.
In December 2020, the post-retirement medical plan coverage provided through the Company's group plan for retirees who retired after April 30, 2019 and their eligible dependents; and future represented retirees and their eligible dependents was replaced with coverage through the private and public insurance marketplace. As a result, the U.S. represented post-retirement plan was remeasured, which resulted in the recognition of a $12 million reduction to the accumulated benefit obligation with an offset to the Accumulated other comprehensive loss in the Consolidated Balance Sheet during fiscal 2021. The decrease was mainly driven by the change in medical coverage, partially offset by changes in actuarial assumptions.
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
As of February 2021, the Company and the Communications Workers of America ("CWA") and the International Brotherhood of Electrical Workers ("IBEW"), agreed to extend the 2009 Collective Bargaining Agreement until June 24, 2023. The contract extensions did not affect the Company’s obligation for pension and post-retirement benefits available to U.S. employees of the Company who are represented by the CWA or IBEW ("represented employees").
Effective January 1, 2023, the Avaya Inc. Health & Welfare Benefits Plan for Retirees was amended to change the Avaya Traditional Indemnity Dental plan to a preferred provider organization plan. This amendment has been incorporated into the actuarial measurement as of September 30, 2022.

A reconciliation of the changes in the benefit obligations and fair value of assets of the defined benefit pension and post-retirement plans, the funded status of the plans and the amounts recognized in the Consolidated Balance Sheets are provided in the tables below:

	Fiscal years ended September 30,
(In millions)	2022	2021
Pension Benefits - U.S.
Change in benefit obligation
Projected benefit obligation at beginning of period	$1,081	$1,145
Service cost	3	3
Interest cost	21	20
Actuarial gain	(232)	(14)
Benefits paid	(75)	(73)
Projected benefit obligation at end of period	$798	$1,081
Change in plan assets
Fair value of plan assets at beginning of period	$932	$927
Actual (loss) return on plan assets	(170)	67
Employer contributions	—	11
Benefits paid	(75)	(73)
Fair value of plan assets at end of period	$687	$932
Funded status at end of period	$(111)	$(149)
Amount recognized in the Consolidated Balance Sheets consists of:
Accrued benefit liability, noncurrent	$(111)	$(149)
Net amount recognized	$(111)	$(149)
Amount recognized in Accumulated other comprehensive loss (pre-tax) consists of:
Net actuarial loss	$70	$81
Net amount recognized	$70	$81
Weighted average assumptions used to determine benefit obligations
Discount rate	5.34%	2.70%
Rate of compensation increase	3.00%	3.00%

	Fiscal years ended September 30,
(In millions)	2022	2021
Pension Benefits - Non-U.S.
Change in benefit obligation
Projected benefit obligation at beginning of period	$541	$573
Service cost	7	7
Interest cost	6	5
Actuarial gain	(117)	(16)
Benefits paid	(22)	(22)
Foreign currency exchange rate changes	(81)	(6)
Projected benefit obligation at end of period	$334	$541

Change in plan assets
Fair value of plan assets at beginning of period	$20	$18
Actual (loss) return on plan assets	(2)	1
Employer contributions	22	22
Benefits paid	(22)	(22)
Foreign currency exchange rate changes	(3)	1
Fair value of plan assets at end of period	$15	$20
Funded status at end of period	$(319)	$(521)

Amount recognized in the Consolidated Balance Sheets consists of:
Noncurrent assets	$2	$2
Accrued benefit liability, current	(22)	(24)
Accrued benefit liability, noncurrent	(299)	(499)
Net amount recognized	$(319)	$(521)

Amount recognized in Accumulated other comprehensive income (loss) (pre-tax) consists of:
Net actuarial (gain) loss	$(109)	$6
Net amount recognized	$(109)	$6

Weighted average assumptions used to determine benefit obligations
Discount rate	3.88%	1.09%
Rate of compensation increase	2.69%	2.62%

	Fiscal years ended September 30,
(In millions)	2022	2021
Post-retirement Benefits - U.S.
Change in benefit obligation
Benefit obligation at beginning of period	$179	$431
Service cost	1	1
Interest cost	3	6
Actuarial gain	(38)	(22)
Benefits paid	(11)	(13)
Plan amendments	(4)	(15)
Settlements	—	(209)
Benefit obligation at end of period	$130	$179

Change in plan assets
Fair value of plan assets at beginning of period	$21	$206
Actual (loss) return on plan assets	(4)	8
Employer contributions	9	10
Benefits paid	(11)	(13)
Settlements	—	(190)
Fair value of plan assets at end of period	$15	$21
Funded status at end of period	$(115)	$(158)

Amount recognized in the Consolidated Balance Sheets consists of:
Asset, noncurrent	$5	$6
Accrued benefit liability, current	(11)	(11)
Accrued benefit liability, noncurrent	(109)	(153)
Net amount recognized	$(115)	$(158)

Amount recognized in Accumulated other comprehensive income (loss) (pre-tax) consists of:
Net prior service credit	$(15)	$(16)
Net actuarial gain	(43)	(9)
Net amount recognized	$(58)	$(25)

Weighted average assumptions used to determine benefit obligations
Discount rate	5.33%	2.74%
Rate of compensation increase	3.00%	3.00%
As of September 30, 2022, the change in the projected benefit obligation for U.S. pension and non-U.S. pension benefit plans were mainly driven by higher discount rates and a loss on assets for the U.S pension. The change in the other post-retirement benefit plans was driven by a higher discount rate as well as a plan amendment related to the dental plan.
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
Based on the published rates as of September 30, 2022, the Company used a weighted average discount rate of 5.34% for the U.S. pension plans, 3.88% for the non-U.S. pension plans and 5.33% for the post-retirement plans, an increase of 264 basis points, 279 basis points and 259 basis points from the prior year for the U.S. pension plans, the non-U.S. pension plans and the post-retirement benefit plans, respectively. As of September 30, 2022, this had the effect of decreasing the projected U.S. pension, non-U.S. pension and post-retirement benefit obligations by $221 million, $115 million and $39 million, respectively. For fiscal 2023, this will reduce U.S. pension service cost by $1 million and have an immaterial effect on the post-retirement service cost.
The Company uses the White-Collar PRI-2012 Private Retirement Plans Mortality Tables to reflect its estimate of future mortality for its salaried post-retirement benefit plans. For the U.S. pension and represented post-retirement benefit plans, the Company continued to use the PRI-2012 Private Retirement Plans Mortality Tables. The Company's mortality rate assumptions use the projected mortality improvement scale, Mortality Projection-2021, as published by the Society of Actuaries. As of September 30, 2022, the mortality rate assumptions increased the projected U.S. pension obligations by $3 million and post-retirement obligations by $1 million.
The following table provides the accumulated benefit obligation for all defined benefit pension plans and information for pension plans with a projected benefit obligation and an accumulated benefit obligation in excess of plan assets:

	Pension Benefits - U.S.		Pension Benefits - Non-U.S.
(In millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Accumulated benefit obligation for all plans	$798	$1,080	$321	$521
Plans with accumulated and projected benefit obligations in excess of plan assets
Projected benefit obligation	$798	$1,081	$330	$535
Accumulated benefit obligation	$798	$1,080	$317	$517
Fair value of plan assets	$687	$932	$9	$12
The following table provides the accumulated benefit obligation for all post-retirement benefit plans and information for post-retirement benefit plans with an accumulated benefit obligation in excess of plan assets:

	Post-retirement Benefits - U.S.
(In millions)	September 30, 2022	September 30, 2021
Accumulated benefit obligation for all plans	$130	$179
Plans with accumulated benefit obligations in excess of plan assets
Accumulated benefit obligation	$120	$164
Fair value of plan assets	$—	$—
Estimated future benefits expected to be paid in each of the next five fiscal years, and in aggregate for the five fiscal years thereafter, are presented below:

	Pension Benefits		Post-retirement Benefits
(In millions)	U.S.	Non-U.S.
2023	$72	$23	$11
2024	70	20	10
2025	70	20	11
2026	69	20	11
2027	67	21	11
2028 - 2032	316	124	52
Total	$664	$228	$106

The components of the pension and post-retirement net periodic benefit (credit) cost for the periods indicated are provided in the table below:

	Fiscal years ended September 30,
(In millions)	2022	2021	2020
Pension Benefits - U.S.
Components of net periodic benefit credit
Service cost	$3	$3	$4
Interest cost	21	20	29
Expected return on plan assets	(50)	(53)	(55)
Amortization of actuarial loss	—	2	—
Net periodic benefit credit	$(26)	$(28)	$(22)
Weighted average assumptions used to determine net periodic benefit credit
Discount rate	2.13%	1.96%	2.84%
Expected return on plan assets	5.66%	6.00%	6.40%
Rate of compensation increase	3.00%	3.00%	3.00%

Pension Benefits - Non-U.S.
Components of net periodic benefit cost
Service cost	$7	$7	$7
Interest cost	6	5	5
Expected return on plan assets	(1)	(1)	(1)
Net periodic benefit cost	$12	$11	$11
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	1.09%	0.86%	0.87%
Expected return on plan assets	3.76%	3.97%	3.72%
Rate of compensation increase	2.62%	2.60%	2.59%

Post-retirement Benefits - U.S.
Components of net periodic benefit (credit) cost
Service cost	$1	$1	$1
Interest cost	3	6	11
Expected return on plan assets	(1)	(5)	(10)
Amortization of prior service credit	(5)	(4)	(1)
Amortization of actuarial loss	2	1	—
Settlement gain	—	(14)	—
Net periodic benefit (credit) cost	$—	$(15)	$1
Weighted average assumptions used to determine net periodic benefit (credit) cost
Discount rate	2.31%	2.19%	2.18%
Expected return on plan assets	4.35%	4.39%	5.50%
Rate of compensation increase	3.00%	3.00%	3.00%
The service components of net periodic benefit (credit) cost were recorded similar to compensation expense, while all other components were recorded in Other income, net.
The Company's general funding policy with respect to its U.S. qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations, or to directly pay benefits where appropriate. Contributions to U.S. pension plans were $11 million and $10 million for fiscal 2021 and 2020, respectively. In March 2021, the American Rescue Plan Act was signed into law, providing limited interest-rate relief provisions and an extended shortfall amortization period for pension funding and retirement plan distributions. As a result, the Company did not make any contributions to the U.S. pension plans during fiscal 2022 and does not expect to make any contributions to the U.S. pension plans in fiscal 2023.

Contributions to the non-U.S. pension plans were $22 million for fiscal 2022, 2021, and 2020. In fiscal 2023, the Company estimates that it will make contributions totaling $24 million for non-U.S. plans.
Most post-retirement medical benefits are not pre-funded. Consequently, the Company makes payments directly to the claims administrator as retiree medical benefit claims are disbursed. These payments are funded by the Company up to the maximum contribution amounts specified in the plan documents and contracts with the CWA and IBEW, and contributions from the participants, if required. The Company made payments for retiree medical and dental benefits of $9 million for fiscal 2022 and $10 million for both fiscal 2021 and 2020, which were net of reimbursements received from the represented employees' post-retirement health trust of $2 million in both fiscal 2022 and 2021, and $3 million in fiscal 2020, related to payments in prior periods. The Company estimates it will make payments for retiree medical and dental benefits totaling $10 million during fiscal 2023.
Other changes in plan assets and benefit obligations recognized in other comprehensive (loss) income are provided in the tables below:

	Fiscal years ended September 30,
(In millions)	2022	2021	2020
Pension Benefits - U.S.
Net gain (loss)	$11	$28	$(31)
Amortization of actuarial loss	—	2	—
Total recognized in Other comprehensive (loss) income	$11	$30	$(31)
Total recognized in net periodic benefit credit and Other comprehensive income (loss)	$37	$58	$(9)

Pension Benefits - Non-U.S.
Net gain	$115	$16	$33
Total recognized in Other comprehensive (loss) income	$115	$16	$33
Total recognized in net periodic benefit cost and Other comprehensive (loss) income	$103	$5	$22

Post-retirement Benefits - U.S.
Net gain (loss)	$33	$45	$(20)
Prior service credit	3	15	—
Amortization of prior service credit	(5)	(4)	(1)
Amortization of actuarial loss	2	1	—
Settlement gain	—	(14)	—
Total recognized in Other comprehensive (loss) income	$33	$43	$(21)
Total recognized in net periodic benefit cost (credit) and Other comprehensive (loss) income	$33	$58	$(22)
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

The weighted average asset allocation of the pension and post-retirement plans by asset category and target allocation is as follows:

	As of September 30,
Asset Category	2022	2021	Long-term Target
Pension Benefits - U.S.
Debt Securities	53%	53%	57%
Equity Securities	26%	32%	33%
Hedge Funds	7%	5%	5%
Real Estate	9%	6%	5%
Other(1)	5%	4%	—%
Total	100%	100%	100%

Pension Benefits - Non-U.S.
Debt Securities	7%	10%
Asset Allocation Fund	19%	27%
Insurance Contracts	74%	63%
Total	100%	100%

Post-retirement Benefits - U.S.
Equity Securities	15%	15%	15%
Debt Securities	85%	85%	85%
Total	100%	100%	100%
(1)Other includes cash/cash equivalents, derivative financial instruments and payables/receivables for pending transactions.
The Company’s asset management strategy focuses on the dual objectives of improving the funded status of the pension plans and reducing the impact of changes in interest rates on the funded status. To improve the funded status of the pension plans, assets are invested in a diversified mix of asset classes designed to generate higher returns over time than the pension benefit obligation discount rate assumption. To reduce the impact of interest rate changes on the funded status of the pension plans, assets are invested in a mix of fixed income investments (including long-term debt) that are selected based on the characteristics of the benefit obligation of the pension plans. Strategic asset allocation is the principal method for achieving the Company’s investment objectives, which are determined in the course of periodic asset-liability studies. The most recent asset-liability study was completed in 2021 for the pension plans.
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
The fair value of plan assets is determined by the trustee and reviewed by the Company, in accordance with the accounting guidance for fair value measurements and the fair value hierarchy discussed in Note 13, "Fair Value Measurements." Due to the inherent uncertainty of valuation, estimated fair values may differ significantly from the fair values that would have been used had quoted prices in an active market existed.

The following table summarizes the fair value measurements of the U.S. pension plan assets by asset class:

	As of September 30, 2022				As of September 30, 2021
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
U.S. Government debt securities(a)	$—	$83	$—	$83	$—	$114	$—	$114
Derivative instruments (b)	1	—	—	1	—	—	—	—
Total assets in the fair value hierarchy	1	83	—	84	—	114	—	114

Investments measured at net asset value:(c)
Real estate(d)				62				51
Private equity(e)				—				1
Multi-strategy hedge funds(f)				50				50
Investment funds:(g)
Cash equivalents				35				35
Long duration fixed income				282				383
U.S. equity				106				172
Non-U.S. equity				49				89
Emerging market equity				20				34
Total investments measured at net asset value				604				815
Other plan assets, net				(1)				3
Total plan assets at fair value	$1	$83	$—	$687	$—	$114	$—	$932
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

The following table summarizes the fair value of the non-U.S. pension plan assets by asset class:

	As of September 30,
(In millions)	2022	2021
Investments measured at net asset value:(a)
Investment funds:(b)
Debt securities	$1	$2
Asset allocation	3	5
Insurance contracts(c)	11	13
Total plan assets at fair value	$15	$20
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
The following table summarizes the fair value of the post-retirement plan assets by asset class:

	As of September 30,
(In millions)	2022	2021
Investments measured at net asset value:(a)
Group life insurance contract measured at net asset value(b)	$15	$21
Total plan assets at fair value	$15	$21
(a)    These investments are measured at fair value using the NAV and have therefore not been classified in the fair value hierarchy.
(b)    The group life insurance contracts are held in a reserve of an insurance company that provides for investment of pre-funding amounts in a family of pooled separate accounts. The fair value of each group life insurance contract is primarily determined by the value of the units it owns in the pooled separate accounts that back the policy. Each of the pooled separate accounts provides a unit NAV on a daily basis, which is based on the fair value of the underlying assets owned by the account. The post-retirement benefit plans can transact daily at the unit NAV without restriction. As of September 30, 2022, the asset allocation of the pooled separate accounts in which the contracts invest was approximately 85% fixed income securities, 9% U.S. equity securities and 6% non-U.S. equity securities.
Savings Plans
Substantially all of the Company’s U.S. employees are eligible to participate in savings plans sponsored by the Company. The plans allow employees to contribute a portion of their compensation on a pre-tax and after-tax basis in accordance with specified guidelines. The Company matches a percentage of employee contributions up to certain limits. The Company's expense related to these savings plans was $9 million, $9 million and $8 million for fiscal 2022, 2021 and 2020, respectively. During the first quarter of fiscal 2023, the Company suspended the employer match for salaried employees in the Avaya Savings Plan until further notice.
16. Share-based Compensation
2019 Equity Incentive Plan
As of March 4, 2020, the Board and the stockholders of the Company approved the Avaya Holdings Corp. 2019 Equity Incentive Plan, and as of March 2, 2022 approved an amendment to such plan (as amended, the "2019 Plan") under which non-employee directors, employees of the Company or any of its affiliates, and certain consultants and advisors may be granted stock options, restricted stock, restricted stock units ("RSU's"), performance awards ("PRSU's") and other forms of awards granted or denominated in shares of the Company's common stock, as well as certain cash-based awards. The Board or any committee duly authorized thereby administers the 2019 Plan. The administrator had broad authority to, among other things: (i) select participants; (ii) determine the types of awards that participants are to receive and the number of shares that are to be granted under such awards; and (iii) establish the terms and conditions of awards, including the price to be paid for the shares or the awards.
The 2019 Plan provided for a total of 25,300,000 shares of common stock that may be issued or granted, which could be adjusted for shares that become available from existing awards issued under the Company's prior equity incentive plans in accordance with the terms of the 2019 Plan. Awards granted under the 2019 Plan reduce the aggregate number of shares of the Company's common stock that may be granted or issued under the 2019 Plan as follows:

2019 Plan Award	Reduction to the 2019 Plan Capacity
Restricted stock units granted prior to March 2, 2022	1.7 shares
Restricted stock units granted on or after March 2, 2022	1.5 shares
Stock options and stock appreciation rights (regardless of grant date)	1 share
As of September 30, 2022, there were 12,404,618 shares available to be granted under the 2019 Plan. If any awards expire, terminate or are canceled or forfeited for any reason without having been exercised or vested in full, the number of shares of common stock underlying any such award (as described above) would again be available for issuance under the 2019 Plan. Any awards under the 2019 Plan settled in cash were not counted against the foregoing maximum share limitations. Shares withheld by the Company in satisfaction of the applicable exercise price or withholding taxes upon the issuance, vesting or settlement of awards, shares reacquired by the Company on the open market or otherwise using cash proceeds from the exercise of options, in each case, shall not be available for future issuance under the 2019 Plan. All awards and the shares reserved under the 2019 Plan were canceled upon Emergence.
2022 Omnibus Inducement Plan
On July 28, 2022, the Board adopted the Company’s 2022 Omnibus Inducement Equity Plan (the "2022 Inducement Plan") pursuant to which the Company reserved 4,812,500 shares of the Company's common stock for issuance. An award under the 2022 Inducement Plan may only be granted to the extent the award is intended to qualify as an "employment inducement award" under the NYSE Listing Rules. Alan B. Masarek, who was appointed as the Company's President and Chief Executive Officer effective August 1, 2022, is the only participant in the 2022 Inducement Plan. As of September 30, 2022, there were no shares available to be granted under the 2022 Inducement Plan.
Stock options and RSUs granted to employees generally vest ratably over a period of three years. PRSUs granted to certain senior executive employees generally vest at the end of a three-year service period. Awards granted to non-employee directors vest immediately. The aggregate grant date fair value of all awards granted to any non-employee director during any fiscal year (excluding awards made pursuant to deferred compensation arrangements made in lieu of all or a portion of cash retainers and any dividends payable in respect of outstanding awards) may not exceed $750,000.
During the fourth quarter of fiscal 2022, the Company suspended distribution of shares under the 2019 Equity Incentive Plan and suspended purchases of shares under the Employee Stock Purchase Plan until the Company's registration statements are reinstated. Existing awards issued under the 2019 Plan will continue to vest in accordance with the terms of the respective award agreements. As of September 30, 2022, there were 219,406 RSUs that vested but were unissued under the 2019 Plan.
Pre-tax share-based compensation expense for fiscal 2022, 2021 and 2020 was $27 million, $55 million and $30 million, respectively, and the income tax benefit recognized in the Consolidated Statements of Operations for share-based compensation arrangements was $4 million, $6 million and $2 million, respectively. The decrease in pre-tax share-based compensation in fiscal 2022 was primarily due to a reduction in the projected attainment of performance-based awards, including the Stock Bonus Program, and a reversal of share-based compensation expense associated with exited employees, including the Company's former CEO. Pre-tax share-based compensation expense for fiscal 2021 includes $5 million related to the Stock Bonus Program described in more detail below. No share-based compensation expense was recorded related to the Stock Bonus Program for fiscal 2022.

Restricted Stock Units
Compensation cost for RSUs granted to employees and non-employee directors is generally measured by using the closing market price of the Company's common stock at the date of grant.
A summary of RSU activity for fiscal 2022 is presented below:

	Restricted Stock Units (In thousands)	Weighted Average Grant-Date Fair Value
Non-vested at September 30, 2021	2,658	$18.16
Granted	4,360	14.03
Vested	(1,756)	18.07
Forfeited	(1,018)	18.22
Non-vested at September 30, 2022	4,244	$13.94
As of September 30, 2022, there was $37 million of unrecognized share-based compensation expense related to RSUs, which is expected to be recognized over a period up to 2.8 years, or 1.8 years on a weighted average basis. The weighted average grant date fair value for RSUs granted during fiscal 2022, 2021 and 2020 was $14.03, $21.62 and $12.42, respectively. The total grant date fair value of RSUs vested during fiscal 2022, 2021 and 2020 was $32 million, $22 million and $23 million, respectively.
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
The weighted average grant date fair value for Performance PRSUs granted during fiscal 2022, 2021 and 2020 was $21.89, $22.27 and $13.69, respectively. The grant date fair value of the Performance PRSUs was determined using a Monte Carlo simulation model that incorporated multiple valuation assumptions, including the probability of achieving the total shareholder return market condition and the following assumptions presented on a weighted-average basis:

	Fiscal years ended September 30,
	2022	2021	2020
Expected volatility(1)	67.59%	63.56%	55.75%
Risk-free interest rate(2)	0.76%	0.20%	1.61%
Dividend yield(3)	—%	—%	—%
(1)Expected volatility was based on the Company's historical data for awards granted in fiscal 2022 and 2021. Expected volatility was based on a blend of Company and peer group company historical data adjusted for the Company's leverage for awards granted in fiscal 2020.
(2)Risk-free interest rate based on U.S. Treasury yields with a term equal to the remaining Performance Period as of the grant date.
(3)Dividend yield was assumed to be zero as the Company does not anticipate paying dividends on its common stock.
In fiscal 2022, the Company granted 2,625,000 PRSUs with a grant date fair value of $0.37 per PRSU, at the target level of attainment (the "Market PRSUs"). The Market PRSUs will become eligible to vest at varying levels of attainment, subject to a maximum of 150%, if the 90-day volume-weighted average price of one share of the Company's Common Stock equals or exceeds $5.00, $10.00, and $15.00 on or before the four-year anniversary of the grant date. Any Market PRSUs that become eligible to vest within two years from the grant date will vest on the two-year anniversary of the grant date. Any Market PRSUs that become eligible to vest after the two-year anniversary will vest immediately. The grant date fair value of the Market PRSUs at the maximum level of attainment is recognized as expense ratably over the derived service period and is not adjusted in future periods for the success or failure to achieve the various specified market conditions. The average derived service period for the Market PRSUs granted in fiscal 2022 was 2.6 years.

There were no Market PRSUs granted during fiscal 2021 or 2020. The grant date fair value of Market PRSUs granted during fiscal 2022 was determined using a Monte Carlo simulation model that incorporated multiple valuation assumptions, including the probability of achieving the specified market conditions and the following assumptions:

Fiscal year ended September 30, 2022
Expected volatility(1)	84.91%
Risk-free interest rate(2)	2.72%
Dividend yield(3)	—%
(1)Expected volatility based on the Company's historical data.
(2)Risk-free interest rate based on U.S. Treasury yields with a term equal to the eligible vesting period of the award.
(3)Dividend yield was assumed to be zero as the Company does not anticipate paying dividends on its common stock.
A summary of total PRSU activity for fiscal 2022 is presented below:

	Performance Restricted Stock Units (In thousands)	Weighted Average Grant-Date Fair Value(1)
Non-vested at September 30, 2021	1,303	$17.60
Granted	3,294	4.74
Vested	(274)	11.18
Change in shares due to performance	(829)	22.08
Forfeited	(240)	20.05
Non-vested at September 30, 2022	3,254	$3.80
(1)The grant date fair value of the Performance PRSUs is calculated using the grant date fair value of each award at the target level of attainment which may differ from the grant date fair value associated with the probable outcome of each award at the reporting date.
As of September 30, 2022, there was $2 million of unrecognized share-based compensation expense related to PRSUs, which is expected to be recognized over a period of 2.7 years or 1.8 years on a weighted average basis. The total grant date fair value of PRSUs vested during 2022 was $3 million. No PRSUs vested during fiscal 2021 or 2020.
Stock Bonus Program
In fiscal 2021, the Company adopted the Avaya Holdings Corp. Stock Bonus Program (“Stock Bonus Program”) under which certain employees could elect to receive a specified percentage of their annual incentive bonus in the form of fully vested shares of the Company’s common stock in lieu of cash. Annually, the Company's Board approved the maximum number of shares that can be issued under the Stock Bonus Program. For both fiscal 2022 and 2021, a maximum of 250,000 shares were approved for issuance under the Stock Bonus Program. The number of shares to be issued under the Stock Bonus Program would have been determined based on the attainment of specified annual performance targets and the average closing price of the Company's common stock over a specified 5-trading day period. The Stock Bonus Program is classified as a liability. The Company records compensation cost for the expected dollar value of the award and adjusts compensation expense for the awards based on its best estimate of attainment of its performance conditions. The cumulative effect of a change in the estimated value of the award will be recognized as an adjustment to earnings in the period of the revision. During fiscal 2022, the Company issued 249,985 shares of common stock in settlement of the 2021 Stock Bonus Program.
Stock Options
There were no options granted during fiscal 2022 and 2021. The Black-Scholes option pricing model was used to value all options granted in fiscal 2020. The weighted average grant date fair value of options granted in fiscal 2020 was $6.11. The weighted average grant date assumptions used in calculating the fair value of options granted in fiscal 2020 were as follows:

Fiscal year ended September 30, 2020
Exercise price	$11.38
Expected volatility(1)	56.76%
Expected life (in years)(2)	5.97
Risk-free interest rate(3)	1.71%
Dividend yield(4)	—%
(1)Expected volatility based on peer group companies adjusted for the Company's leverage.
(2)Expected life based on the vesting terms of the option and a contractual life of ten years.
(3)Risk-free interest rate based on U.S. Treasury yields with a term equal to the expected option term.
(4)Dividend yield was assumed to be zero as the Company does not anticipate paying dividends on its common stock.
A summary of option activity for fiscal 2022 is presented below:

	Options (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In thousands)
Outstanding at September 30, 2021	431	$17.95
Exercised	(82)	11.38
Canceled	(14)	20.05
Outstanding at September 30, 2022	335	$19.46	2.7	$—

Exercisable at September 30, 2022	335	$19.46	2.7	$—
During fiscal 2022 and 2021, there were 81,832 and 408,990 stock options exercised with a weighted average exercise price of $11.38 and $19.53, respectively. There were no stock options exercised during fiscal 2020. The intrinsic value of a stock option is the difference between the Company's common stock price and the option exercise price. The total pre-tax intrinsic value of stock options exercised during fiscal 2022 and 2021 was $1 million and $5 million, respectively. The total grant date fair value of stock options vested during fiscal 2021 and 2020 was $1 million and $2 million, respectively. No stock options vested during fiscal 2022.
Employee Stock Purchase Plan
On January 8, 2020, the Board approved the Avaya Holdings Corp. 2020 Employee Stock Purchase Plan, and on July 13, 2022 approved an amendment to such plan (as amended, the "ESPP"). A maximum of 5,500,000 shares of the Company's common stock has been reserved for issuance under the ESPP. Under the ESPP, eligible employees may purchase the Company's common stock through payroll deductions at a discount not to exceed 15% of the lower of the fair market values of the Company's common stock as of the beginning or end of each offering period. Beginning on September 1, 2022, each offering under the plan will be for a six-month period. Prior to September 1, 2022, each offering was for a three-month period. Payroll deductions are limited to 10% of the employee's eligible compensation and a maximum of 12,500 shares of the Company's common stock may be purchased by an employee for each offering period. During the fourth quarter of fiscal 2022, the Company suspended certain share issuances and other actions under the ESPP. Previous amounts withheld but not used to purchase shares of common stock have been refunded to employees.
During fiscal 2022, the Company withheld $9 million of eligible employee compensation for purchases of common stock and issued 1,291,901 shares of common stock under the ESPP. As of September 30, 2022, 3,242,953 shares of common stock were available for future issuance under the ESPP.
The grant date fair value for shares issued under the ESPP is measured on the date that each offering period commences. The average grant date fair value for the offering periods that commenced during fiscal 2022, 2021 and 2020 was $3.60, $6.08 and $4.99 per share, respectively. The grant date fair value was determined using a Black-Scholes option pricing model with the following average grant date assumptions:

	Fiscal years ended September 30,
	2022	2021	2020
Expected volatility(1)	81.36%	49.15%	93.51%
Risk-free interest rate(2)	0.51%	0.05%	0.13%
Dividend yield(3)	—%	—%	—%
(1)Expected volatility based on the Company's historical data.
(2)Risk-free interest rate based on U.S. Treasury yields with a term equal to the length of the offering period.
(3)Dividend yield was assumed to be zero as the Company does not anticipate paying dividends on its common stock.
As of September 30, 2022, there was no remaining unrecognized share-based compensation expense related to the ESPP.
Upon implementation of the Plan, all share-based awards were canceled.
17. Capital Stock
Preferred Stock
The Company's certificate of incorporation authorizes it to issue up to 55,000,000 shares of preferred stock with a par value of $0.01 per share.
On October 31, 2019, the Company issued 125,000 shares of its 3% Series A Convertible Preferred Stock, par value $0.01 per share ("Series A Preferred Stock"), to RingCentral for an aggregate purchase price of $125 million. The Series A Preferred Stock was convertible into shares of the Company's common stock at an initial conversion price of $16.00 per share, which represented an approximately 9% interest in the Company's common stock on an as-converted basis as of September 30, 2022, assuming no holders of options, warrants, convertible notes or similar instruments exercised their exercise or conversion rights. The holders of the Series A Preferred Stock were entitled to vote, on an as-converted basis, together with holders of the Company's common stock on all matters submitted to a vote of the holders of the common stock. Holders of the Series A Preferred Stock are entitled to receive dividends, in preference and priority to holders of the Company's common stock, which accrue on a daily basis at the rate of 3% per annum of the stated value of the Series A Preferred Stock. The stated value of the Series A Preferred Stock was initially $1,000 per share and will be increased by the sum of any dividends on such shares not paid in cash. These dividends are cumulative and compound quarterly. The holders of the Series A Preferred Stock participate in any dividends the Company pays on its common stock, equal to the dividend which holders would have received if their Series A Preferred Stock had been converted into common stock on the date such common stock dividend was determined. In the event the Company is liquidated or dissolved, the holders of the Series A Preferred Stock are entitled to receive an amount equal to the liquidation preference (which equals the then stated value plus any accrued and unpaid dividends) for each share of Series A Preferred Stock before any distribution is made to holders of the Company's common stock.
The Series A Preferred Stock was redeemable at the Company's election upon the termination of the Framework Agreement. In addition, the holders of the Series A Preferred Stock have certain rights to require the Company to redeem or put rights to require the Company to repurchase all or any portion of the Series A Preferred Stock. The holders can exercise such redemption rights, upon at least 21 days' notice, after the termination of the Framework Agreement or upon the occurrence of certain events. If and to the extent the redemption right is exercised, the Company would be required to purchase each share of Series A Preferred Stock at the per share price equal to the stated value of the Series A Preferred Stock which will be increased by the sum of any dividends on such shares that have accrued and have been paid in kind, plus all accrued but unpaid dividends. Given that the holders of the Series A Preferred Stock may require the Company to redeem all or a portion of its shares, the Series A Preferred Stock is classified in the mezzanine section of the Consolidated Balance Sheets between Total liabilities and Stockholders' equity. During fiscal 2022 and 2021, the carrying value of the Series A Preferred Stock increased $3 million and $2 million due to accreted dividends paid in kind, respectively. As of September 30, 2022, the carrying value of the Series A Preferred Stock was $133 million, which included $8 million of accreted dividends paid in kind.
In connection with the issuance of the Series A Preferred Stock, the Company granted RingCentral certain customary consent rights with respect to certain actions by the Company, including amending the Company's organizational documents in a manner that would have an adverse effect on the Series A Preferred Stock and issuing securities that are senior to, or equal in priority with, the Series A Preferred Stock. In addition, pursuant to an investor rights agreement, until such time when RingCentral and its affiliates hold or beneficially own less than 4,759,339 shares of the Company's common stock (on an as-converted basis), RingCentral has the right to nominate one person for election to the Company's Board. The director designated by RingCentral has the option (i) to serve on the Company's Audit and Nominating and Corporate Governance Committees or (ii) to attend (but not vote at) all of the Company's Board's committee meetings. On November 6, 2020, Robert Theis was elected to join the Company's Board as RingCentral's designee. On October 20, 2022, Robert Theis provided notice of his intent to resign from the Board effective October 31, 2022, in order to focus on his other commitments as General Partner of World Innovation Lab and Lead Independent Director of RingCentral. Mr. Theis’s resignation was not due to any disagreement between Mr. Theis and the Company on any matter relating to the Company’s operations, policies, or practices. Subsequent to Mr. Theis's departure, RingCentral nominated Jill K. Frizzley for election to the Company's Board. On December 13, 2022, Ms. Frizzley was elected to join the Board. On the Emergence Date, all members of the Board resigned and the New Board was appointed pursuant to the Plan.
As of September 30, 2022 and 2021, there were 125,000 shares of preferred stock outstanding. Upon implementation of the Plan pursuant to the RSA, the Series A Preferred Stock was canceled upon Emergence and the attendant board designation rights described above were eliminated.
Common Stock
The Company's certificate of incorporation authorized it to issue up to 550,000,000 shares of common stock with a par value of $0.01 per share. As of September 30, 2022 and 2021, there were 86,846,958 and 84,115,602 shares issued and outstanding, respectively. The Company had 219,406 shares of common stock that were vested but not yet issued as of September 30, 2022. See Note 16, "Share-based Compensation," for further details.
The Company maintained a warrant repurchase program which authorized the Company to repurchase the 2017 Emergence Date Warrants for an aggregate expenditure of up to $15 million. The repurchases were to be made from time to time in the open market, through block trades or in privately negotiated transactions. As of September 30, 2022, there were no warrant repurchases under the program. The Company's 2017 Emergence Date Warrants expired on December 15, 2022, and none of the 2017 Emergence Date Warrants were repurchased.
The Company maintained a share repurchase program which authorized the Company to repurchase the Company's common stock for an aggregate expenditure of up to $500 million. The repurchases were to be made from time to time in the open market, through block trades or in privately negotiated transactions. The Company adopted purchase plans pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, to implement the share repurchase program. All shares that were repurchased under the program are retired by the Company. During fiscal 2022, the Company did not repurchase any shares of its common stock. During fiscal 2021 and 2020, the Company repurchased 1,472,536 and 28,923,664 shares of its common stock, respectfully, at a weighted average price per share of $25.48 and $11.41, respectfully, including transaction costs. As of September 30, 2022, the remaining authorized amount for share repurchases under this program was $132 million. Upon implementation of the Plan, the Common Stock was canceled.
Upon implementation of the Plan, pursuant to the RSA, the Company's common stock was canceled. On Emergence, the Company's certificate of incorporation was amended and restated to authorize the issuance of 80 million shares of the Company's New Common Stock, of which 36 million shares were issued on the Emergence Date. The Company's certificate of incorporation was also amended and restated to authorize the issuance of 20 million shares of the Company's New Preferred Stock, of which no shares were issued on the Emergence Date.
18. Loss Per Common Share
Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share reflects the potential dilution that would occur if equity awards granted under the Company's various share-based compensation plans were vested or exercised; if the Company’s Series A Preferred Stock were converted into shares of the Company’s common stock; if the Company's Exchangeable Notes, Convertible Notes or the warrants the Company sold to purchase shares of its common stock in connection with the issuance of Convertible Notes ("Call Spread Warrants") were exercised; if the outstanding consideration advance received in connection with the Company’s strategic partnership with RingCentral were converted into shares of the Company's common stock; if the Company's Exchangeable Notes were settled in shares of the Company's common stock; and/or if the 2017 Emergence Date Warrants were exercised, resulting in the issuance of common shares that would participate in the earnings of the Company. In periods with net losses, no incremental shares are reflected as their effect would be anti-dilutive.
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
As of June 30, 2022, the Company no longer had both the ability and intent to settle conversions of the Convertible Notes through combination settlement by repaying the principal portion in cash and any excess of the conversion value over the principal amount in shares of the Company's common stock nor did it have the ability and intent to repay outstanding RingCentral consideration advance in cash prior to its conversion. As a result, the Company transitioned from the treasury stock method to the if-converted method to calculate diluted earnings (loss) per share for its Convertible Notes and the outstanding RingCentral consideration advance. The change in methodology was applied prospectively, beginning with the period ended June 30, 2022. See Note 1, "Background and Basis of Presentation," to our Consolidated Financial Statements for additional information related to the Company’s liquidity and going concern assessment.
The following table sets forth the calculation of net loss attributable to common stockholders and the computation of basic and diluted loss per share for the periods indicated:

	Fiscal years ended September 30,
(In millions, except per share amounts)	2022	2021	2020
Loss per share:
Numerator
Net loss	$(2,096)	$(13)	$(680)
Dividends to preferred stockholders	(4)	(4)	(7)
Undistributed loss	(2,100)	(17)	(687)
Percentage allocated to common stockholders(1)	100.0%	100.0%	100.0%
Numerator for basic and diluted loss per common share	$(2,100)	$(17)	$(687)

Denominator for basic and diluted loss per common share	86.0	84.5	92.2

Loss per common share
Basic	$(24.42)	$(0.20)	$(7.45)
Diluted	$(24.42)	$(0.20)	$(7.45)

(1) Basic weighted average common stock outstanding	86.0	84.5	92.2
Basic weighted average common stock and common stock equivalents (preferred shares)	86.0	84.5	92.2
Percentage allocated to common stockholders	100.0%	100.0%	100.0%
For fiscal 2022, the Company excluded 4.2 million RSUs, 0.3 million stock options, 5.6 million 2017 Emergence Date Warrants, 7.9 million shares underlying the Convertible Notes and Call Spread Warrants, 58.1 million shares underlying the Exchangeable Notes, 22.1 million shares underlying the outstanding consideration advance received in connection with the Company's strategic partnership with RingCentral and 0.1 million shares of Series A Preferred Stock from the diluted loss per share calculation as their effect would have been anti-dilutive. The Company also excluded 4.1 million PRSUs and 0.3 million shares authorized under the Company's Stock Bonus Program from the diluted loss per share calculation as either their performance metrics have not yet been attained or their effect would have been anti-dilutive.
For fiscal 2021, the Company excluded 2.7 million RSUs, 0.4 million stock options, 0.2 million shares issuable under the ESPP, 5.6 million 2017 Emergence Date Warrants, 12.6 million shares underlying the Convertible Notes and Call Spread Warrants and 0.1 million shares of Series A Preferred Stock from the diluted loss per share calculation as their effect would have been anti-dilutive. The Company also excluded 1.5 million PRSUs from the diluted loss per share calculation as either their performance metrics had not yet been attained or their effect would have been anti-dilutive.
For fiscal 2020, the Company excluded 2.7 million RSUs, 0.9 million stock options, 0.2 million shares issuable under the ESPP, 5.6 million 2017 Emergence Date Warrants, 12.6 million shares underlying the Convertible Notes and Call Spread Warrants and 0.1 million shares of Series A Preferred Stock from the diluted loss per share calculation as their effect would have been anti-dilutive. The Company also excluded 1.0 million PRSUs from the diluted loss per share calculation as either their performance metrics had not yet been attained or their effect would have been anti-dilutive.
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
The Company's chief operating decision maker makes financial decisions and allocates resources based on segment profit information obtained from the Company's internal management systems. Management does not include in its segment measures of profitability selling, general and administrative expenses, research and development expenses, amortization of intangible assets and certain discrete items, such as fair value adjustments recognized upon emergence from bankruptcy, charges relating to restructuring actions and impairment charges as these costs are not core to the measurement of segment performance, but rather are controlled at the corporate level.
Summarized financial information relating to the Company's operating segments is shown in the following table for the periods indicated:

	Fiscal years ended September 30,
(In millions)	2022	2021	2020
REVENUE
Products & Solutions	$777	$992	$1,074
Services	1,713	1,982	1,805
Unallocated Amounts(1)	—	(1)	(6)
	$2,490	$2,973	$2,873
GROSS PROFIT
Products & Solutions	$355	$594	$669
Services	962	1,230	1,092
Unallocated Amounts(2)	(147)	(174)	(181)
	1,170	1,650	1,580
OPERATING EXPENSES
Selling, general and administrative	964	1,053	1,013
Research and development	222	228	207
Amortization of intangible assets	159	159	161
Impairment charges	1,640	—	624
Restructuring charges, net	65	30	30
	3,050	1,470	2,035
OPERATING (LOSS) INCOME	(1,880)	180	(455)
INTEREST EXPENSE AND OTHER INCOME, NET	(169)	(178)	(163)
(LOSS) INCOME BEFORE INCOME TAXES	$(2,049)	$2	$(618)
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

	As of September 30,
(In millions)	2022	2021
ASSETS:
Products & Solutions	$30	$32
Services(1)	44	1,499
Unallocated Assets(2)	3,999	4,454
Total	$4,073	$5,985
(1)During fiscal 2022, the Company recorded an impairment charge of $1,471 million to write down the full carrying amount of goodwill allocated to Services within the Impairment charges line item in the Consolidated Statements of Operations. All of the Company's goodwill was allocated to the Services segment. See Note 7, "Goodwill," for additional information. As of September 30, 2022, the remaining allocated assets are comprised of inventory.
(2)Unallocated Assets consist of cash and cash equivalents, accounts receivable, contract assets, contract costs, deferred income tax assets, property, plant and equipment, operating lease right-of-use assets, intangible assets and other assets. Unallocated Assets are managed at the corporate level and are not identified with a specific segment.
Geographic Information

Financial information relating to the Company’s long-lived assets by geographic area is as follows:

	As of September 30,
(In millions)	2022	2021
LONG-LIVED ASSETS(1)
U.S.	$213	$209
International:
EMEA	46	60
APAC—Asia Pacific	15	19
Americas International—Canada and Latin America	7	7
Total International	68	86
Total	$281	$295
(1)Represents property, plant and equipment, net.
See Note 4, "Contracts with Customers," for financial information relating to the Company's revenue by geographic area.
20.     Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) for the periods indicated were as follows:

(In millions)	Pension, Post-retirement and Post-employment Benefit-related Items	Foreign Currency Translation	Unrealized Gain (Loss) on Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss)
Balance as of September 30, 2019	$(106)	$(7)	$(60)	$(173)
Other comprehensive loss before reclassifications	(2)	(66)	(69)	(137)
Amounts reclassified to earnings	—	27	35	62
Benefit from income taxes	—	—	3	3
Balance as of September 30, 2020	$(108)	$(46)	$(91)	$(245)
Other comprehensive income before reclassifications	110	9	9	128
Amounts reclassified to earnings	(18)	—	51	33
Provision for income taxes	(4)	—	(3)	(7)
Balance as of September 30, 2021	$(20)	$(37)	$(34)	$(91)
Other comprehensive income before reclassifications	179	38	76	293
Amounts reclassified to earnings	(6)	—	40	34
Provision for income taxes	(2)	—	(2)	(4)
Balance as of September 30, 2022	$151	$1	$80	$232
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

21. Related Party Transactions
As of September 30, 2022, the Board was comprised of eight directors, including the Company's Chief Executive Officer, Alan B. Masarek, and seven non-employee directors, William D. Watkins, Stephan Scholl, Susan L. Spradley, Stanley J. Sutula III, Robert Theis, Scott D. Vogel and Jacqueline E. Yeaney. As of September 30, 2022, Mr. Theis, who is an independent director of RingCentral, attended the Company's Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee as a non-voting member. On October 20, 2022, Robert Theis, who was elected to join the Board as RingCentral's designee on November 6, 2020, provided notice of his intent to resign from the Board effective October 31, 2022. On December 13, 2022, Jill K. Frizzley was appointed to the Board in Mr. Theis' place pursuant to the Company's strategic partnership with RingCentral. See Note 17, "Capital Stock," to our Consolidated Financial Statements for additional information.
On February 1, 2023, the Board increased the size of the Board by one director, from eight to nine members, and appointed Carrie W. Teffner to fill the vacancy resulting from the increase.
Specific Arrangements Involving the Company’s Directors and Executive Officers
Stephan Scholl, a Director of the Company who resigned in connection with Emergence, is the Chief Executive Officer of Alight Solutions LLC ("Alight"), a provider of integrated benefits, payroll and cloud solutions, and he also serves on Alight's board of directors. During fiscal 2022, 2021 and 2020, the Company purchased goods and services from subsidiaries of Alight of $3 million, $4 million and $5 million, respectively. As of September 30, 2022, outstanding accounts payable due to Alight was $1 million. Outstanding accounts payable as of September 30, 2021 was not material.
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
On January 14, 2020, Solaborate Inc. and Solaborate LLC (collectively, "Solaborate") filed suit against the Company in California Superior Court in San Bernardino County. The dispute concerned activities related to the Company's development of the CU360 collaboration unit. Solaborate alleged breach of contract, trade secret misappropriation and unfair business practices, among other causes of action. During the third quarter of fiscal 2022, the Company accrued an expense representing its best estimate of the probable loss which was not material.
On February 3, 2023, the Company reached an agreement to settle the lawsuit with Solaborate and agreed to pay an amount consistent with the expense it accrued as of September 30, 2022.
The Company enters into indemnification agreements with each of the Company's directors and officers. These agreements require the Company to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to the Company, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. Subject in all respects to applicable law, these agreements generally survive a director's or officer's resignation and/or termination and generally require the Company to indemnify such individuals unless the conduct that is the subject of a claim constitutes a breach of their duty of loyalty to the Company or to the Company's stockholders, or is an act or omission not taken in good faith, or which involves intentional misconduct or a knowing violation of the law. In connection with the investigations, the Company has received requests under such indemnification agreements to provide funds for legal fees and other expenses and expects additional requests in connection with the Investigations and related litigation. The Company has not recorded a liability for expected future expenses as of September 30, 2022 for these matters as it cannot estimate the ultimate outcome at this time but has expensed payments made through September 30, 2022. The Company maintains a directors and officers insurance policy under which a portion of the indemnification expenses may be recoverable to mitigate its exposure to potential indemnification obligations. As of September 30, 2022, the Company has not reached its insurance deductible and has not recorded a receivable related to the indemnification claims. We are unable to make a reliable estimate of the eventual cash flows by period related to the indemnification agreements and related insurance recoveries.
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
Product Warranties
The Company recognizes a liability for the estimated costs that may be incurred to remedy certain deficiencies of quality or performance of the Company’s products. These product warranties extend over a specified period of time, generally ranging up to two years from the date of sale depending upon the product subject to the warranty. The Company accrues a provision for estimated future warranty costs based upon the historical relationship of warranty claims to sales. The Company periodically reviews the adequacy of its product warranties and adjusts, if necessary, the warranty percentage and accrued warranty reserve, which is included in other current and non-current liabilities in the Consolidated Balance Sheets, for actual experience. As of September 30, 2022 and 2021, the amount reserved for product warranties was $1 million and $2 million, respectively. For fiscal 2022, 2021 and 2020, product warranty expense recorded in the Consolidated Statements of Operations was $3 million, $4 million and $4 million respectively.
Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements
Letters of Credit and Guarantees
The Company provides guarantees, letters of credit and surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company's performance in accordance with contractual or legal obligations. As of September 30, 2022, the maximum potential payment obligation with regards to letters of credit, guarantees and surety bonds was $70 million. The outstanding letters of credit are deemed to have been issued under the DIP ABL Facility other than with respect to letters of credit issued by Goldman Sachs, which are cash collateralized. The cash collateral of $3 million is characterized as restricted cash and included in Other assets on the Consolidated Balance Sheets as of September 30, 2022.
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
The Company maintains a reseller agreement with an equipment vendor to procure, build and store IT equipment on behalf of the Company based upon letters of intent or other order forms provided by the Company. The Company either purchases the equipment or leases the equipment through a third party vendor for use in its data centers, predominantly to support its cloud customers. Under the agreement, the Company’s right to use the equipment commences upon delivery of the equipment. The Company's maximum obligation under these arrangements based on equipment held by the vendor as of September 30, 2022 was $9 million. The Company is entitled to return the equipment subject to certain conditions.
From time to time, the Company also enters into cloud services agreements to support the delivery of the Company’s Avaya cloud solutions to its customers. These contracts range from three to six years and typically contain minimum consumption commitments over the life of the agreements. As of September 30, 2022, the Company’s remaining commitments under its cloud services agreements and hosting agreements were $193 million, of which $19 million, $15 million, and $16 million is required to be utilized by fiscal 2024, 2025 and 2026, respectively, with the remaining balance required to be utilized by fiscal 2027.
During fiscal 2022, the Company entered into an agreement to acquire third-party software licenses to enhance its product portfolio serving large and complex contact center environments. The consideration for the licenses is sales-based and includes a minimum commitment which is payable to the extent that the sales-based consideration does not meet specified thresholds within the agreement. As of September 30, 2022, the Company's remaining minimum commitment under the agreement is $8 million for each of fiscal 2023, 2024 and 2025.
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
The following presents:
(1)the Parent Company only statements of financial position as of September 30, 2022 and 2021, and;
(2)the statements of operations, comprehensive income (loss) and cash flows for the fiscal years ended September 30, 2022, 2021 and 2020.

Avaya Holdings Corp.
Parent Company Only
Condensed Statements of Financial Position
(In millions)

	As of September 30,
	2022	2021
ASSETS
Investment in Avaya Inc.	$—	$1,060
TOTAL ASSETS	$—	$1,060

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
LIABILITIES
Debt maturing within one year	$210	$—
Long-term debt	—	311
Accumulated losses in excess of investment in Avaya Inc.	826	—
Other liabilities	198	227
TOTAL LIABILITIES	1,234	538
Commitments and contingencies
Convertible series A preferred stock; 125,000 shares issued and outstanding at September 30, 2022 and 2021	133	130
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(1,367)	392
TOTAL LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY	$—	$1,060

Avaya Holdings Corp.
Parent Company Only
Condensed Statements of Operations
(In millions, except per share amounts)

	Fiscal years ended September 30,
	2022	2021	2020
Equity in net (loss) income of Avaya Inc.	$(2,080)	$19	$(616)
Selling, general and administrative	(3)	(3)	(35)
Interest expense	(22)	(28)	(26)
Other income (expense), net	9	(1)	(3)
LOSS BEFORE INCOME TAXES	(2,096)	(13)	(680)
Provision for income taxes	—	—	—
NET LOSS	(2,096)	(13)	(680)
Less: Dividends and accretion on Series A preferred stock	(4)	(4)	(7)
Undistributed loss	(2,100)	(17)	(687)
Percentage allocated to common stockholders	100.0%	100.0%	100.0%
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,100)	$(17)	$(687)

LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS
Basic	$(24.42)	$(0.20)	$(7.45)
Diluted	$(24.42)	$(0.20)	$(7.45)
Weighted average shares outstanding
Basic	86.0	84.5	92.2
Diluted	86.0	84.5	92.2

Avaya Holdings Corp.
Parent Company Only
Condensed Statements of Comprehensive (Loss) Income
(In millions)

	Fiscal years ended September 30,
	2022	2021	2020
Net loss	$(2,096)	$(13)	$(680)
Equity in other comprehensive income (loss) of Avaya Inc.	323	154	(72)
Comprehensive (loss) income	$(1,773)	$141	$(752)

Avaya Holdings Corp.
Parent Company Only
Condensed Statements of Cash Flows
(In millions)

	Fiscal years ended September 30,
	2022	2021	2020
OPERATING ACTIVITIES:
Net loss	$(2,096)	$(13)	$(680)
Adjustments to reconcile net loss to net cash used for operating activities:
Equity in net (income) loss of Avaya Inc.	2,080	(19)	616
Share-based compensation	2	2	2
Amortization of debt issuance costs	20	20	18
(Gain) loss on extinguishment of debt	(5)	—	—
Change in fair value of 2017 emergence date warrants	(9)	1	3
Changes in operating assets and liabilities	—	—	—
Net cash used for operating activities	(8)	(9)	(41)
INVESTING ACTIVITIES:
Net cash used for investing activities	—	—	—
FINANCING ACTIVITIES:
Proceeds from intercompany borrowings	135	48	371
Repayment of intercompany borrowings	—	—	(121)
Repurchase of Convertible Notes	(126)	—	—
Proceeds from issuance of Series A Preferred Stock, net of issuance costs of $4	—	—	121
Shares repurchased under the share repurchase program	—	(37)	(330)
Preferred stock dividends paid	(1)	(2)	—
Net cash provided by financing activities	8	9	41
Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—
24. Subsequent Events
Chapter 11
See Note 1, “Background and Basis of Presentation,” Note 11, “Financing Arrangements,” and Note 22, "Commitments and Contingencies," to our Consolidated Financial Statements for information related to the following, all of which occurred subsequent to September 30, 2022.
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
CEO Compensation
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
Departure and Appointment of Certain Officers
On November 9, 2022, Kieran McGrath stepped down as Chief Financial Officer and the Board appointed Rebecca A. Roof as the Company's interim Chief Financial Officer and Principal Financial Officer. On December 1, 2022, Mr. McGrath retired from his position as the Company's Executive Vice President. On June 16, 2023, the Company appointed Amy O'Keefe as its Chief Financial Officer.
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
Fiscal 2023 Restructuring Program
During the second quarter of fiscal 2023, the Company authorized a reduction in force with respect to its global employees in connection with the Company’s cost-reduction actions. The reduction in force is aimed at aligning the size of Avaya’s workforce with its operational strategy and cost structure. The Company estimates that it will incur approximately $57 million to $65 million in pre-tax restructuring charges in connection with this reduction in force, all of which are expected to be in the form of cash-based expenditures and substantially all of which are expected to be related to employee severance and other termination benefits. The Company expects to complete this reduction in force and recognize substantially all of these pre-tax restructuring charges during fiscal 2023. As the Company continues to evaluate opportunities to streamline its operations, it may identify additional cost reduction actions that will include workforce reductions and other incremental cost reduction actions.
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
Amended and Restated RingCentral Contracts
On February 14, 2023, the Company and RingCentral entered into the Amended and Restated RingCentral Agreements. Among other things, the Amended and Restated RingCentral Agreements contemplate (i) the Company continuing to serve as the exclusive sales agent for ACO; (ii) expanded go-to-market constructs that will enable the Company to directly sell ACO seats into its installed base; (iii) cash compensation to the Company as ACO seats are sold along with the elimination or modification of certain other financial obligations of the Company under the original agreements, including the waiver of the remaining balance of the consideration advance paid by RingCentral to Avaya Inc; and (iv) the Company's agreement to purchase seats of ACO in the event certain volumes of cumulative ACO sales, which increase over the time period, are not met (see Note 22, "Commitments and Contingencies").
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
Disclosure Controls and Procedures
As previously disclosed in the Company’s Form 8-K as filed with the SEC on November 30, 2022, the Company determined that certain material weaknesses in the Company’s internal control over financial reporting existed as of September 30, 2021. Those material weaknesses are described below and continue to exist as of September 30, 2022.
As of September 30, 2022, the end of the period covered by this report, the Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules §240.13a-15(e) and §240.15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, due to the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2022. Nevertheless, based on the completion of the Audit Committee’s planned procedures with respect to its investigations, and the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”).
Management's Report on Internal Control over Financial Reporting
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules §240.13a-15(f) and §240.15d-15(f) of the Exchange Act. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022 using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The following material weaknesses have been identified and continue to exist as of September 30, 2022:
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
These material weaknesses did not result in any material misstatements of the Company’s financial statements or disclosures, but did result in an immaterial interim out-of-period correction during fiscal 2022. Additionally, each of the material weaknesses described above could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2022.
The effectiveness of the Company's internal control over financial reporting as of September 30, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Form 10-K.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules §240.13a-15(f) and §240.15d-15(f) of the Exchange Act) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Selection of Board Nominees
The Nominating and Corporate Governance Committee is responsible for identifying, evaluating and recommending qualified candidates for election to the board of directors (the "Board"). To fulfill these responsibilities, the Nominating and Corporate Governance Committee reviews the composition of the Board to determine the qualifications and areas of expertise needed to further enhance the composition of the Board and works with management to attract candidates with those qualifications.
To identify new director candidates, the Nominating and Corporate Governance Committee seeks advice and names of candidates from its members, other members of the Board, members of management and other public and private sources. The Nominating and Corporate Governance Committee, in formulating its recommendation of candidates to the Board, considers each candidate's personal qualifications and how such personal qualifications effectively address the then perceived current needs of the Board and its committees. The selection process includes, among other things, interviews with Board members, the Chief Executive Officer and other members of senior management, as appropriate, and reference checks of identified candidates. The Nominating and Corporate Governance Committee gives the same consideration to director candidates submitted by stockholders.
As we have emerged from the Chapter 11 Cases as a private company, we implemented procedures more appropriate for private companies with respect to stockholders' submission of director candidates.
The Nominating and Corporate Governance Committee has sole authority under its charter to retain and terminate, at the Company's expense, any search firm or advisor to be used to identify director candidates and has sole authority to approve the search firm's or advisor's fees and other retention terms. After the Nominating and Corporate Governance Committee completes its evaluation, it presents its recommendations to the Board for consideration and approval.
Upon Emergence, the Board was selected pursuant to certain provisions outlined in the Stockholders' Agreement, dated May 1, 2023, by and among the Company and the stockholders party thereto, as may be amended, revised and/or supplemented from time to time (the "Stockholders Agreement").
Directors

Patrick J. Bartels Jr. Age: 47 Director Since: May 1, 2023
Mr. Bartels is the Managing Member of Redan Advisors LLC, a firm that provides fiduciary services, including board of director representation and strategic planning advisory services for domestic and international public and private business entities. Previously, Mr. Bartels served as a Managing Principal at Monarch Alternative Capital LP, a private investment firm that focused primarily on event-driven credit opportunities (April 2002 to December 2018), as a Research Analyst for high yield investments at INVESCO (February 2000 to April 2002), where he analyzed primary and secondary debt offerings of companies in various industries, and began his career at PricewaterhouseCoopers LLP. Mr. Bartels has served on several public company boards, including Arch Resources, Inc. (2016 to 2023); Noble Corporation (2021 to 2022); Centric Brands, Inc. (2019 to 2020); Monitronics International, Inc. (2019 to 2021); Parker Drilling Company (2019 to 2020); Vanguard National Resources, Inc. (2019); WCI Communities, Inc. (2009 to 2017); Libbey Inc. (2020 and 2021); Hexion Inc. (2019 to 2022); B. Riley Principal Merger Corp (2019 to 2020); and B. Riley Principal Merger Corp II (2020). Mr. Bartels received a B.S. in Accounting and Finance from Bucknell University and is a Certified Public Accountant and a CFA charterholder.

Experience, Qualifications, Attributes and Skills
Mr. Bartels has over 20 years of industry experience in complex financial restructurings and process intensive situations, in a diverse universe of industries, worldwide. He also has extensive public company director leadership experience and accounting experience, which together with his industry experience led to the conclusion that he should serve as a director of our Company.

Public Company Boards:
•Marblegate Acquisition Corp. (December 2022 to Present)
•AgileThought, Inc. (April 2023 to Present)
•Pyxus International, Inc. (January 2023 to Present)

Alan B. Masarek Age: 62 Director Since: August 1, 2023
Mr. Masarek has been our President and Chief Executive Officer and a member of our Board since August 2022. Prior to joining Avaya, Mr. Masarek served as Chief Executive Officer and a member of the board of directors of Vonage Holdings Corp., a business cloud communications provider (November 2014 to June 2020). Prior to Vonage, Mr. Masarek was the Director of Chrome & Apps at Google Inc. (June 2012 to October 2014) and a co-founder and Chief Executive Officer of Quickoffice (June 2007 to June 2012). Since November 2018, Mr. Masarek has served on, and he is currently the Chair of, the private company board of directors for SalesIntel, Inc. Mr. Masarek previously served on the board of Wejo Group Limited (WEJO), a platform for automobile data (November 2021 to November 2022), and Virtuoso Acquisition Corp. (VOSO), a publicly traded special purpose acquisition company (January 2021 to November 2021). He earned his M.B.A., with Distinction, from Harvard Business School and his B.B.A., magna cum laude, from the University of Georgia.

Experience, Qualifications, Attributes and Skills
Mr. Masarek's role as Chief Executive Officer at Avaya, as well as at other companies, the management perspective he brings to Board deliberations, and his experience serving on company boards, led to the conclusion that he should serve as a director of our Company.

Public Company Boards:
•Markforged Holding Corporation (July 2021 to Present; Chair)

Patrick J. Dennis Age: 46 Director Since: May 1, 2023
Mr. Dennis has served as the Chief Executive Officer of ExtraHop since February 2022, where he is responsible for driving company-wide strategy and priorities with a focus on customer success, innovation and rapid, scalable growth. Prior to ExtraHop, Mr. Dennis gained more than two decades of experience leading both public and private high-growth technology and cybersecurity companies including serving as the Chief Executive Officer of Alvaria Software (February 2019 to January 2022), Aspect Software (October 2017 to January 2019) and Guidance Software (April 2015 to September 2017), as well as serving in leadership roles at EMC and Oracle. He has also served as an operating executive at Vector Capital, where he consulted with founders, boards and private equity partners on a number of issues, including strategic planning, growth and capital requirements. Mr. Dennis currently sits on the board of several private companies, including ExtraHop and Ripcord. He received a B.S. in Information Technology from the Rochester Institute of Technology.

Experience, Qualifications, Attributes and Skills
Mr. Dennis' experience in the technology and cybersecurity industries, his service as an executive officer of companies, including as Chief Executive Officer, as well as his independence from the Company, led to the conclusion that he should serve as a director of our Company.

Public Company Boards:
•None

Robert Kalsow-Ramos Age: 37 Director Since: May 1, 2023
Mr. Kalsow-Ramos is a Partner in Private Equity at Apollo Global Management, where he primarily focuses on investments in the technology and services sectors. Prior to joining Apollo in 2010, he was a member of the Investment Banking group at Morgan Stanley. He currently serves on the board of directors of various private companies, including West Technology Group (May 2017 to Present), EmployBridge (July 2021 to Present) and Ingenico (September 2022 to Present). Mr. Kalsow-Ramos previously served on the board of directors of Alorica Inc. (December 2020 to November 2022), Hexion Holding LLC (October 2014 to July 2019), Momentive Performance Materials Holdings Inc. (October 2014 to May 2019) and Tech Data (June 2020 to September 2021). He is co-chair of the board of directors of The TEAK Fellowship, a non-profit organization based in New York City and is a member of the Apollo Opportunity Foundation grants council. Mr. Kalsow-Ramos received his B.B.A. from the Stephen M. Ross School of Business at the University of Michigan, where he graduated with high distinction.

Experience, Qualifications, Attributes and Skills
Mr. Kalsow-Ramos' extensive experience as an investment professional in the technology and services sectors, and his experience serving as a director of several private and public companies, led to the conclusion he should serve as a director of our Company.

Public Company Boards:
•TD Synnex Corp. (September 2021 to Present)

Marylou Maco Age: 62 Director Since: May 1, 2023
Ms. Maco brings over 25 years' experience driving Go–to–Market strategy, sales channels, customer success and field operations at high-growth software and cloud companies. Ms. Maco served as the Executive Vice President of Worldwide Sales and Field Operations at Genesys (July 2020 to February 2023), where she was responsible for leading the GTM SaaS transformation over consecutive years of high growth. Under her leadership, the company grew revenues to greater than $1.9 billion with year over year growth more than double the rate of prior fiscal years as the company completed its transition to becoming a cloud company. Prior to Genesys, she served in several sales executive leadership positions, including at Anaplan (January 2020 to January 2021), CogntiveScale (January 2019 to January 2020), Hewlett Packard Enterprise (2017 to January 2019), Oracle and Cisco Systems, where she held roles of increasing responsibility for 19 years. She attended Penn State University, majoring in Management and Related Support Services.

Experience, Qualifications, Attributes and Skills
Ms. Maco's in depth experience at software and cloud companies, her executive management and leadership experience at technology companies as well as her independence from the Company led to the conclusion that she should serve as a director of our Company.

Public Company Boards:
•None

Aaron Miller Age: 50 Director Since: May 1, 2023
Mr. Miller is a Partner in Private Equity at Apollo Global Management and has been the Head of Apollo Portfolio Performance Solutions since November 2019. He has served on the boards of several portfolio companies of Apollo-managed funds, including McGraw-Hill Education (May 2020 to July 2021) and Tech Data Corporation (July 2020 to September 2021). Prior to joining Apollo, Mr. Miller was Chief Operating Officer of Catalina Marketing, where he was responsible for Innovation & Customer Delivery from April 2017 to April 2019. Previously, he served as Operating Director at Berkshire Partners and as a Partner with Bain & Company. Earlier in his career, Mr. Miller held key product and operations leadership roles with General Mills and Cereal Partners Worldwide. He received an M.B.A. from The Wharton School of the University of Pennsylvania and a B.S. in Chemical Engineering from Northwestern University.

Experience, Qualifications, Attributes and Skills
Mr. Miller's mix of experience with executive management oversight, finance and operations, as well as his extensive experience serving on several public and private company boards, led to the conclusion that he should serve as a director of our Company.

Public Company Boards:
•None

Donald E. Morgan III Age: 54 Director Since: May 1, 2023
Mr. Morgan is Brigade Capital Management LP's Managing Partner and Chief Investment Officer. Prior to forming Brigade in 2006, Donald was a Senior Managing Director and Co-Head of Fixed Income at MacKay Shields, LLC. Mr. Morgan previously served on the board of directors of NII Holdings, Inc. He began his career in money management as a research associate, then as a high yield analyst, at Fidelity Management and Research Company. He received a B.S. in Finance, magna cum laude, from New York University, and is a CFA charterholder.

Experience, Qualifications, Attributes and Skills
Mr. Morgan's experience in the finance and investment industry, his operational and management experience and his experience as a director of a private company board led to the conclusion that he should serve as a director of our Company.

Public Company Boards:
•None

Thomas T. Nielsen Age: 58 Director Since: May 1, 2023
Mr. Nielsen served as the Chief Executive Officer of Talkwalker from June 2021 to August 2022. Prior to that, he served as the President and Chief Executive Officer of FinancialForce from January 2017 to January 2021. Prior to leading FinancialForce, he held several strategic roles, including as the Executive Vice President of Platform at Salesforce (June 2013 to June 2016), the Chief Executive Officer of Heroku, the Co-President of Applications Platform Group and Chief Operating Officer at VMware and as the Chief Executive Officer of Borland Corporation. He also served various roles at Oracle, BEA Systems and Microsoft. Mr. Nielsen previously served on the board of CyrusOne Inc., a premier global data center REIT, from January 2013 until March 2022. Mr. Nielsen received a B.S. in Business Administration from Central Washington University.

Experience, Qualifications, Attributes and Skills
Mr. Nielsen's extensive experience in the technology industry across various roles, including as an executive officer at services based and technology companies, as well as his independence from the Company, led to the conclusion that he should serve as a director of our Company.

Public Company Boards:
•None

Jacqueline D. Woods Age: 61 Director Since: May 1, 2023
Ms. Woods currently serves as Chief Marketing Officer of Teradata Corporation, where she has been a member of the company's executive leadership team since December 2021. Previously, she served in several Chief Marketing Officer positions, including at NielsenIQ (December 2019 to October 2021) and IBM's Global Partner Ecosystem Division and IBM Global Financing (2010 to 2019). Before that, she served as the Global Head of Customer Segmentation & Customer Experience at General Electric and held roles of increasing responsibility at Oracle for 10 years. Ms. Woods holds a B.S. in Managerial Economics from the University of California, Davis, and an M.B.A. from the University of Southern California Marshall School of Business

Experience, Qualifications, Attributes and Skills
Ms. Woods' extensive leadership experience in the technology industry, her marketing and management experience, as well as her independence from the Company, led to the conclusion that she should serve as a director of our Company.

Public Company Boards:
•Winnebago Industries, Inc. (March 2021 to Present)

Executive Officers
The officers are elected by and serve at the discretion of the Board. Below is biographical information regarding our current executive officers. Mr. Masarek's biographical information can be found in the section containing the Directors' biographical information.

Name	Age	Position
Alan B. Masarek	62	President, Chief Executive Officer and Director
Vito Carnevale	56	Senior Vice President, General Counsel
Anna-Marie Crowley	55	Global Vice President, Human Resources
Amy K. O'Keefe	52	Executive Vice President, Chief Financial Officer
Shefali Shah	52	Executive Vice President, Chief Administrative Officer
Mr. Vito Carnevale has been our Senior Vice President and General Counsel since November 2022 and was our Global Vice President and General Counsel from August 2021 to October 2022. He also served as our Vice President and Deputy General Counsel from July 2016 until July 2021. In addition, Mr. Carnevale served in various other leadership roles in Avaya's Legal Department from 2009 through 2016. Prior to his time at Avaya, he served as Vice President of Law at Vonage Holdings Corp. from May 2006 until March 2009.
Ms. Anna-Marie Crowley has been our Global Vice President of Human Resources since October 1, 2022 and the Vice President of Human Resources from February 2022 to October 2022. She also served as Vice President of Talent Development, Recruitment and DEIB from April 2021 to February 2022 and as our Senior Director of Talent Management from April 2019 to March 2021. Prior to joining Avaya, she served as a Human Resources Business Partner to the Chief Executive Officer of Sacramento Municipal Utility District and was responsible for human resources strategy, learning and development, process excellence, and employee engagement from November 2017 to March 2019. Ms. Crowley also served as the Global Vice President of Organization Capability and Effectiveness with Wyndham Exchange and Rentals for ten years.
Ms. Amy K. O’Keefe was appointed as our Chief Financial Officer on June 16, 2023. Prior to joining Avaya, she served as the Chief Financial Officer of WW International, Inc., better known as Weight Watchers, a publicly held weight management company, from October 2020 to December 2022 and was responsible for overseeing the accounting, finance and treasury function. Before Weight Watchers, Ms. O’Keefe was the Chief Financial Officer of Drive DeVilbiss Healthcare from March

2017 to October 2020. For over a decade she has held several chief financial officer positions at numerous private-equity portfolio companies in need of a transformational change to unlock value, primarily in the consumer products space. Ms. O’Keefe also held various executive roles at The Black & Decker Corporation, culminating in the Chief Financial Officer role of the Worldwide Power Tools and Accessories Division. She began her career at Ernst & Young.
Ms. Shah has been our Executive Vice President, Chief Administrative Officer since August 2021 and was previously our Executive Vice President and Chief Administrative Officer and General Counsel from December 2019 to August 2021. She also served as our Senior Vice President, Chief Administrative Officer and General Counsel from December 2017 until December 2019. In addition, she previously served as Senior Vice President, General Counsel and Corporate Secretary of Era Group Inc. from March 2014 until December 2017 and Acting General Counsel and Corporate Secretary from February 2013 through February 2014. From June 2006 to February 2013, Ms. Shah held several positions with Comverse Technology, Inc., including Senior Vice President, General Counsel and Corporate Secretary. Prior thereto, she was an associate at Weil Gotshal & Manges LLP from September 2002 to May 2006 and at Hutchins, Wheeler & Dittmar, P.C. from September 1996 to September 2002.
Code of Conduct
Our Code of Conduct is designed to help directors and employees worldwide resolve ethical issues in an increasingly complex global business environment. The Code of Conduct applies to all directors and employees, including, without limitation, the Chief Executive Officer ("CEO"), the Chief Financial Officer ("CFO"), the Chief Accounting Officer, the Corporate Controller and any other employee with responsibility for reporting and/or disseminating financial reports. The Code of Conduct covers a variety of topics, including those required to be addressed by the SEC. Topics covered include, but are not limited to, conflicts of interest, confidentiality of information and compliance with applicable laws and regulations. Directors and employees of the Company receive periodic updates regarding corporate governance policies and are informed when there are any material changes to the Code of Conduct.
Prior to the Company's Emergence, any amendments to or waivers of the provisions of the Code of Conduct made with respect to any of our directors and executive officers were posted on the Investor Relations section of our website within four business days of effecting any such amendment or waiver. During fiscal 2022, no amendments to or waivers of the provisions of the Code of Conduct were made with respect to any of our directors or executive officers.
Audit Committee and Audit Committee Financial Experts
We have a separately-designated standing audit committee ("Audit Committee") that, prior to Emergence, consisted of Stanley J. Sutula, III, Susan L. Spradley and Scott D. Vogel, with Mr. Sutula serving as the chair of the Audit Committee. Our pre-Emergence board of directors determined that all members of the pre-Emergence Audit Committee (Mr. Sutula, Ms. Spradley and Mr. Vogel) were independent directors under the NYSE rules and the additional independence standards applicable to audit committee members established pursuant to Rule 10A-3 under the Exchange Act at the time of their service as Audit Committee members. The pre-Emergence board of directors also determined that each of Mr. Sutula, Ms. Spradley and Mr. Vogel met the "financial literacy" requirement for audit committee members under the NYSE rules and that each of Mr. Sutula and Mr. Vogel qualified as "audit committee financial experts" within the meaning of the SEC rules during their time of service as Audit Committee members.
Currently, our standing Audit Committee consists of Patrick J. Bartels Jr., Marylou Maco and Thomas T. Nielsen, with Mr. Bartels serving as the chair of the Audit Committee.

Item 11.	Executive Compensation
Overview
As described above under the Explanatory Note at the beginning of this report, on February 14, 2023 (the "Petition Date"), the Company and certain of its direct and indirect subsidiaries (the "Debtors") commenced voluntary cases (the "Chapter 11 Cases") under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court"). On the Petition Date, the Company entered into a Restructuring Support Agreement (the "RSA") with certain of its creditors that contemplated a prepackaged joint plan of reorganization (the "Plan"). The Bankruptcy Court confirmed the Plan on March 22, 2023 and the Debtors satisfied all conditions required for Plan effectiveness and emerged from the Chapter 11 Cases ("Emergence") as a non-reporting private company on May 1, 2023. Pursuant to the Plan, upon Emergence, all Common Shares and all outstanding stock-based awards were canceled for no consideration.
The information presented in this Item 11, including this Compensation Discussion & Analysis ("CD&A"), reflects compensation for our named executive officers (or "NEOs") for fiscal 2022. As the Company had not timely filed certain periodic reports with the SEC, it was unable to issue Common Shares upon vesting of stock-based awards after August 9, 2022, due to the lack of an effective registration statement covering such issuances. As a result, our NEOs did not receive any property on account of, and did not receive or retain any value in respect of, vested shares which were not distributed or unvested stock-based awards.
Upon Emergence, the Board (other than Mr. Masarek who joined the Company during the fourth quarter of fiscal 2022) and the Compensation Committee were reconstituted. As such, this CD&A does not contain information regarding the approach or any actions taken by the current Board or Compensation Committee with respect to the Company's executive compensation program or compensation decisions for the named executive officers described herein. Unless otherwise noted herein, all references in this CD&A to the Compensation Committee and/or the Board refer to the Company's committee and Board prior to Emergence. In fiscal 2022 and until Emergence, the Compensation Committee consisted of: Scott D. Vogel (Chair), Stephan Scholl and Jacqueline E. Yeaney.
Compensation Discussion and Analysis
Fiscal 2022 Named Executive Officers
This CD&A explains the key elements of the compensation of our NEOs and describes the objectives and principles underlying our Company's executive compensation program for fiscal 2022. For fiscal 2022, our NEOs were:

Alan B. Masarek	President and CEO
Shefali Shah	Executive Vice President and Chief Administrative Officer
James M. Chirico, Jr.	Former President and CEO
Kieran McGrath	Former Executive Vice President and CFO
Stephen D. Spears	Former Executive Vice President and Chief Revenue Officer
Messrs. Chirico, McGrath and Spears and Ms. Shah were continuing NEOs and Mr. Masarek was appointed as President and CEO, joining our Company effective on August 1, 2022. Each of Messrs. Chirico, McGrath and Spears separated from the Company on August 16, 2022, December 1, 2022 and November 1, 2022, respectively.
Key Elements of Compensation
The summary below describes key elements of our fiscal 2022 executive compensation programs.

Element	Form	Objective
Base Salary	Fixed Pay: Cash	• Provide a fixed portion of annual income to attract and retain qualified executives
Annual Incentives	Variable Pay: Cash (a portion of which may have been paid in shares of common stock upon a voluntary election)	• Focus executives' attention on annual financial, operational and strategic objectives
Long-Term Incentives	Variable Pay: Equity	• Focus executives on long-term performance goals • Retain executives
Base Salaries
No adjustments were made to the base salaries for our continuing NEOs in fiscal 2022 and Mr. Masarek's base salary was set when he was hired as part of an arm's length negotiation of his offer letter agreement. Mr. Masarek was hired effective August 1, 2022, the date on which Mr. Chirico was removed from his role as President and Chief Executive Officer of the Company.

Named Executive Officer	Fiscal 2022 Base Salary ($)
Alan B. Masarek	1,000,000
Shefali Shah	600,000
James M. Chirico, Jr.	1,250,000
Kieran McGrath	650,000
Stephen D. Spears	600,000

Short-Term Incentives
The fiscal 2022 Avaya Annual Incentive Plan ("AIP"), our annual cash incentive plan, was approved by the Compensation Committee and based upon the Company's Board-approved financial plan for fiscal 2022. The AIP was intended to drive profitable revenue growth and to progress the Company's cloud-focused transformation. AIP funding and weighting were based on fiscal 2022 annual revenue (measured in constant currency) (40%), ending Avaya OneCloud Annual Recurring Revenue (a key indicator of the Company's cloud transformation) ("ARR") (30%) and Adjusted EBITDA (30%), each as measured against pre-established threshold, target and maximum levels, which goals and levels were established in the beginning of fiscal 2022.
No adjustments were made to the annual cash bonus opportunities for our continuing NEOs in fiscal 2022. The target and maximum bonus opportunities were 100% of base salary and 200% of bonus target, respectively, for each continuing NEO other than Mr. Chirico. Mr. Chirico's target bonus opportunity was 150% of his base salary and his maximum bonus opportunity was 200% of bonus target.
Mr. Masarek was not eligible to participate in the AIP and each of Messrs. Chirico, McGrath and Spears were not eligible for awards under the AIP following the termination of their employment.
The table below sets forth the threshold, target, maximum and actual levels of achievement for the performance metrics under the AIP:

Financial Metric	Weighting	Threshold	Target	Maximum	Actual	Achievement (%)
Revenue (1)	40%	$2,888M	$3,070M	$3,120M	$2,490M	0%
Adjusted EBITDA	30%	$683M	$729M	$736M	$309M	0%
ARR	30%	$874M	$1,044M	$1,070M	$896M	29%
(1)Measured in constant currency using the exchange rate in effect on September 30, 2022.
At the recommendation of management, the Compensation Committee exercised its discretion and determined not to fund the AIP or approve payment of any awards thereunder.
In November 2021, the Compensation Committee approved a program to permit the continuing NEOs and other senior leaders to elect to take a portion of their AIP awards in the form of fully vested shares of the Company's common stock ("Stock Bonus Program"). The Board approved a maximum of 250,000 shares ("Bonus Shares") of the Company's common stock for issuance under the Stock Bonus Program for fiscal 2022.
Each of the continuing NEOs participated in the program and had elected to receive 50% of their AIP awards in Bonus Shares, other than Mr. Chirico who elected to receive 100% of his fiscal 2022 AIP award in Bonus Shares. The Bonus Shares were to be valued using the consecutive five-day average of the closing prices of the Company's common-stock ending on December 1, 2022. As a result of the Compensation Committee's determination not to fund the AIP or approve payment of any awards thereunder, no shares were issued under the Stock Bonus Program in respect of fiscal 2022.
New Hire Sign-On Bonus
The Compensation Committee approved payment of a cash sign-on bonus of $4,000,000 to Mr. Masarek in connection with his hiring, after taking into consideration our executive compensation principles and competitive market practices. Under the provisions of Mr. Masarek's offer letter agreement, Mr. Masarek had agreed to use the full amount of the after-tax sign-on bonus to purchase Company shares in open market transactions. The full after-tax amount of the sign-on bonus was subject to recapture under the offer letter agreement, requiring Mr. Masarek to repay this amount to the Company upon a termination of his employment for cause or upon his voluntary termination without "good reason", in each case, prior to the first anniversary of his hire date. Because Mr. Masarek possessed material non-public information about the Company from his hire date through December 2022, Mr. Masarek was prohibited from engaging in open market transactions to purchase the Company shares as originally contemplated under the offer letter agreement. As described below under "Fiscal 2023 Compensation Actions Taken Shortly Following Fiscal 2022", in December 2022, Mr. Masarek and the Company entered into a Retention Bonus and Sign-On Bonus Letter Agreement, which permits Mr. Masarek to retain the after-tax sign-on bonus in cash and extends the recapture provision through December 31, 2023, with half such amount becoming non-forfeitable earlier upon Emergence.
Equity Awards
As noted above, as the Company had not timely filed certain periodic reports with the SEC, the Company was unable to issue Common Shares upon vesting of stock-based awards after August 9, 2022, due to the lack of an effective registration statement covering such issuances. Pursuant to the Plan, upon Emergence, all outstanding stock-based awards were canceled for no consideration. As a result, our NEOs did not receive any property or interest in property on account of certain stock-based awards and did not receive or retain any value for the equity awards described below.

Fiscal 2022 Equity Awards
In fiscal 2022, the Compensation Committee continued to balance the equity awards to the NEOs between performance-based Restricted Stock Units (PRSUs) and time-based Restricted Stock Units (RSUs). Equity awards granted in November 2021 to the then-CEO and the then-CFO were allocated 60% in PRSUs and 40% in RSUs, and awards granted to Ms. Shah and Mr. Spears were 50% in PRSUs and 50% in RSUs. Mr. Masarek's fiscal 2022 equity awards are described below under "New Hire Sign-On Equity." All awards to the continuing NEOs were granted under the Avaya Holdings Corp. 2019 Equity Incentive Plan (the "2019 Equity Incentive Plan") with the following grate date values:

Named Executive Officer	RSU Award Value	PRSU Award Value	Total Award Value
Shefali Shah	$750,000	$750,000	$1,500,000
James M. Chirico, Jr.	$3,600,000	$5,400,000	$9,000,000
Kieran McGrath	$1,120,000	$1,680,000	$2,800,000
Stephen D. Spears	$875,000	$875,000	$1,750,000
Fiscal 2022 RSU Awards
Time based RSUs granted to the NEOs in fiscal 2022 were scheduled to vest one-third per year over three years subject to continued employment with the Company.
Fiscal 2022 PRSU Awards
PRSU awards made to our continuing NEOs in fiscal 2022 (the "Fiscal 2022 PRSUs") were eligible to be earned based on the level of achievement of non-GAAP operating income and ending ARR against pre-established threshold, target and maximum levels for each of the three separate fiscal years included in the total performance period (fiscal years 2022, 2023 and 2024). The applicable threshold, target and maximum levels for each fiscal year were established at the beginning of the total three-year performance period based on the then long-term financial plan. With respect to each fiscal year within the total three-year performance period, Fiscal 2022 PRSUs were eligible to be earned as follows: 0% below threshold, 50% at threshold, 100% at target and 150% at maximum level, with points in between being linearly interpolated; provided, that the Compensation Committee would have had the discretion to equitably adjust non-GAAP operating income for any performance year to reflect the impact of special or non-recurring events not known as of the grant date in order to prevent the enlargement or dilution of benefits under the award. At the end of the total three-year performance period, the percentage of Fiscal 2022 PRSUs that would have otherwise been eligible to vest would have been subject to adjustment up or down by 25% based on a relative Total Shareholder Return ("TSR") modifier using the Russell 2000 Index in effect on the date of grant for achievement in the top or bottom quartile, respectively, and no adjustment for achievement in the second or third quartile. If, at the end of the total three-year performance period, the Company's absolute TSR were to have been negative, then no more than the target number of Fiscal 2022 PRSUs granted would have been eligible to vest. Any earned Fiscal 2022 PRSUs would have been scheduled to vest on December 10, 2024, subject to satisfaction of service-based vesting requirements set forth in the applicable award agreement.
Pursuant to the Plan, all Common Shares were extinguished upon Emergence and all outstanding stock-based awards were canceled for no consideration.
Fiscal 2022 Performance — Fiscal 2020 PRSUs, Fiscal 2021 PRSUs and Fiscal 2022 PRSUs
PRSUs granted in fiscal 2020 and 2021 ("Fiscal 2020 PRSUs" and "Fiscal 2021 PRSUs," respectively) were eligible to be earned based on the level of achievement of Adjusted EBITDA for the Fiscal 2020 PRSUs and Adjusted EBITDA and ending ARR for the Fiscal 2021 PRSUs, against pre-established threshold, target and maximum levels established for each of the three separate fiscal years included in the applicable total performance period. At the end of the total applicable three-year performance period, the percentage of such awards that would have otherwise been eligible to vest would have been subject to adjustment up or down by 25% based on a relative TSR modifier (the "TSR Modifier"), as detailed below.
Non-GAAP operating income, ending ARR and Adjusted EBITDA for fiscal 2022, as well as the threshold, target and maximum levels established under the Fiscal 2022 PRSUs, Fiscal 2021 PRSUs and Fiscal 2020 PRSUs, are set forth in the table below.

		FISCAL 2022 Targets (in millions)			FISCAL 2022 Performance
PRSUs	Metric/Weighting	Threshold	Target	Max		Attainment (3)
Fiscal 2020 (year 3)	Adjusted EBITDA (100%)	$707	$758	$809	$309	0%
Fiscal 2021 (year 2)	Adjusted EBITDA (70%)	$651	$700	$728	$309	0% (1)
	ARR (30%)	$694	$771	$810	$896	150% (1)
Fiscal 2022 (year 1)	Non-GAAP Operating Income (60%)	$553	$582	$611	$178	0% (2)
	ARR (40%)	$874	$920	$966	$896	73% (2)
(1)Adjusted EBITDA (weighted 70%) at 0% attainment and ARR (weighted 30%) at 150% attainment resulted in an overall attainment factor of 45%.
(2)Non-GAAP Operating Income (weighted 60%) at 0% attainment and ARR (weighted 40%) at 73% attainment resulted in an overall attainment factor of 29%.
(3)In light of the delay in the completion of our audited financial statements and commencement of the bankruptcy proceedings in February 2023, no action was taken by the Compensation Committee with respect to certifying performance for the fiscal 2022 performance year or for purposes of determining the vesting level of PRSUs.
The three-year performance period of the Fiscal 2020 PRSUs concluded on September 30, 2022. Any earned PRSUs would have been subject to upward or downward adjustment based on application of the TSR Modifier. The Fiscal 2020 PRSUs were scheduled to vest on February 15, 2023, subject to continued employment and certification of attainment against the performance metrics. Given that our audited financial statements were not completed as of the end of the fiscal 2022 performance year and given the bankruptcy process prior to Emergence, no action was taken by the Compensation Committee with respect to certifying performance for the fiscal 2022 performance year or for purposes of determining the vesting level of the Fiscal 2020 PRSUs. As discussed in the sections above, upon Emergence all outstanding equity awards were canceled for no consideration, including the Fiscal 2020 PRSUs.
New Hire Sign-On Equity
In connection with his hire, Mr. Masarek was to receive 875,000 time-based RSUs and 2,625,000 PRSUs under the Avaya Holdings Corp. 2022 Omnibus Inducement Equity Plan (the "Inducement Plan"). As the Company had not timely filed certain periodic reports with the SEC, it was not able to file a registration statement to cover shares issuable under the Inducement Plan and was not able to file a registration statement at any time following Mr. Masarek's hire. As a result, these equity awards could not be, and were not, granted to Mr. Masarek. As a result of the Chapter 11 Cases, these equity grants to Mr. Masarek were not and will not be made.
The time-based RSUs which he was to receive were to vest in three equal installments over three years, with one-third vesting on each anniversary of his August 1, 2022 start date, subject to his continued employment with the Company through each vesting date. The PRSUs were to be earned if and to the extent that the ninety-day volume-weighted average price of a share of the Company's common stock achieved the performance levels shown below.

CEO's Sign-On PRSU Award	Performance Level	VWAP Achieved on or before August 1, 2026	% of Target Units Which Were to Have Vested	# of Shares Which Were to Have Vested
2,625,000 PRSUs	Threshold Performance	$5.00	50%	1,312,500
	Target Performance	$10.00	100%	2,625,000
	Maximum Performance	$15.00	150%	3,937,500
Any PRSUs that were performance-vested as of August 1, 2024 would have been distributed to Mr. Masarek on August 1, 2024 and any PRSUs that were earned thereafter were to be distributed to Mr. Masarek when the performance level was achieved, in all cases subject to his continued employment with the Company through such vesting date. Any PRSUs that were not earned by August 1, 2026 would have been forfeited.
Fiscal 2023 Compensation Actions Taken Shortly Following Fiscal 2022
In November 2022, in connection with Mr. McGrath's separation from the Company, the Board appointed Rebecca A. Roof, a managing director of AlixPartners, LLP, a global consulting firm, as the Company's interim Chief Financial Officer. She served in this position pursuant to a management services agreement between the Company and AP Services, LLC, a subsidiary of AlixPartners, LLP, and AP Services, LLC received $225,000 per month from the Company for Ms. Roof's service. On June 16, 2023, Amy O'Keefe was appointed as Chief Financial Officer.

In December 2022, based on reports and recommendations provided by Willis Towers Watson, one of the Compensation Committee's outside compensation advisors, regarding incentive and retention plans for companies that anticipate undergoing a financial restructuring, the Compensation Committee approved one-time cash retention bonuses for Mr. Masarek and Ms. Shah in the amounts of $6,000,000 and $1,200,000, respectively. Each of these retention awards, which were paid in January 2023, was in lieu of any fiscal 2023 AIP or any equity awards for fiscal 2023. These retention awards are subject to recapture in the event of the recipient's voluntary departure or termination by the Company "for cause". Ms. Shah's and Mr. Masarek's retention awards will vest and no longer be subject to recapture on September 30, 2023 and December 31, 2023, respectively, provided they each remain employed by the Company through their respective vesting date. Such recapture provision lapsed with respect to one-half of the retention awards upon Emergence.
In addition, the Compensation Committee determined in December 2022 that Mr. Masarek would be permitted to retain his $4,000,000 sign-on bonus paid in August 2022 in cash given that he continued to be prohibited from using the after-tax portion to purchase shares in open market transactions as a result of his ongoing possession of material non-public information about the Company. His cash sign-on bonus is subject to the same recapture terms as his retention award described above.
The post-Emergence board of directors amended Mr. Masarek's employment agreement and developed new compensation programs for the post-Emergence management team.
Determination of NEO Compensation
Our executive compensation philosophy has historically been based on the following principles:
•Pay-for-performance;
•Annual incentives tied to the successful achievement of challenging pre-established financial and non-financial operating goals that support our annual business plans; and
•Long-term incentives that provide opportunities for executives to earn equity compensation for multi-year employment retention and achieving challenging financial and strategic goals, while aligning the interests of senior executives with stockholders through Company ownership.
The Company's executive compensation program has been governed by the Compensation Committee with the support of management and the Compensation Committee's independent compensation consultant.
Summarized below are roles and responsibilities of the parties that have participated in development of the Company's executive compensation program.
Compensation Committee
The Compensation Committee has been responsible for overseeing our executive compensation program with responsibilities set forth in its charter, including:
•Developing our executive compensation philosophy;
•Approving base salaries, short-term and long-term programs and opportunities for senior executives;
•Assessing performance and approving earned incentives for senior executives;
•Approving long-term incentive grants, including performance goals and award terms;
•Approving severance programs for senior executives and executive participation;
•Approving policies and practices that mitigate compensation-related risks to the Company; and
•Producing a Compensation Committee report to be included in the Company's annual proxy statement or annual report on Form 10-K.
Management
Historically, our CEO has reviewed the performance of the other NEOs and made recommendations to the Compensation Committee on their base salary and short- and long-term opportunities. The CEO does not provide input regarding his own compensation, which is solely determined by the Compensation Committee. Our human resources team also supports the Compensation Committee in the design, implementation and administration of our compensation program.

Independent Compensation Consultants
Pursuant to its charter, the Compensation Committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other advisor and is directly responsible for the appointment, compensation arrangements and oversight of the work of any such person. Any such engagement may only be made after taking into consideration the factors relevant to that person's independence from management and the Company, as outlined in the applicable NYSE rules. For fiscal 2022, the Compensation Committee continued to engage an independent compensation consultant, Frederic W. Cook & Co., Inc. ("FW Cook"), after assessing its independence in accordance with applicable NYSE rules. FW Cook does not provide any other services to the Company and their work in support of the Compensation Committee did not raise any conflicts of interest or independence concerns. FW Cook provided the Compensation Committee with competitive market data, assistance on evaluation of the peer group composition, input to incentive program design and information on relevant market trends.
In fiscal 2023, the Compensation Committee engaged Willis Towers Watson to assist the Company in designing incentive and retention plans for fiscal 2023. Willis Towers Watson provides general consulting services to the Company in the health and welfare space and their work in support of the Compensation Committee did not raise any conflicts of interest or independence concerns. The Company paid Willis Towers Watson approximately $260,000 for other general consulting services provided during fiscal 2022.
Competitive Market Information
Talent for senior-level management positions and key roles in the organization can be acquired across a spectrum of high-tech and software companies. As such, we have historically utilized competitive compensation information from a group of companies of similar size and/or complexity (the "Compensation Peer Group"), in the following ways:
•As an input in developing base-salary ranges, short- and long-term incentive awards;
•To evaluate share utilization by reviewing overhang levels and annual run rates;
•To evaluate the form and mix of equity awarded to NEOs;
•To evaluate share ownership guidelines; and
•To assess the competitiveness of total direct compensation awarded to NEOs.
In addition to the Compensation Peer Group, the Compensation Committee has also historically reviewed pay data from the Radford Global Compensation Survey, with a focus on technology companies of a comparable revenue size to our Company. The survey was used to supplement the pay data from the Compensation Peer Group. While the Compensation Committee examined executive compensation data from surveys and the Compensation Peer Group, competitive compensation information was not the sole factor in its decision-making process. The Compensation Committee also considered internal equity, the executive's responsibilities, past performance and expected contributions.
Compensation Peer Group
Each year the Compensation Committee assesses our Compensation Peer Group with guidance from FW Cook. For fiscal 2022, the prior Compensation Peer Group was maintained with no changes. For fiscal 2022 the Peer Group was comprised of the following companies:

Akamai Technologies, Inc.	NCR Corp.	RingCentral, Inc.
Autodesk, Inc.	NetApp, Inc.	Synopsys, Inc.
BlackBerry Limited	Norton LifeLock, Inc.	Teradata Corp.
CDK Global, Inc.	Nuance Communications, Inc.	Twillio Inc.
Citrix Systems, Inc.	Open Text Corp	Verint Systems Inc.
For fiscal 2023 the Compensation Committee added two additional companies, ACI Worldwide Inc. and PTC Inc., and removed two companies that had been acquired, Citrix Systems, Inc. and Nuance Communications, Inc.
Retirement, Welfare and Personal Benefits
Our NEOs are eligible to participate in benefit plans of the Company that are made available to the Company's United States employees generally, including comprehensive health and welfare programs including medical, wellness, dental, vision, disability and life insurance. In addition, we offer a 401(k) plan and previously offered an employee stock purchase plan (the "ESPP"), which was suspended in August 2022 and then eliminated upon Emergence. The Compensation Committee periodically reviews executive benefits and other personal benefits given to the NEOs.

Enhanced welfare and other personal benefits provided to our NEOs for fiscal 2022 which are in addition to the benefits described above were:
•An annual stipend ($20,000 paid to our CEO and $15,000 to the other NEOs) to offset financial counseling fees incurred by such NEO;
•Company-provided life insurance of up to two times Annual Target Cash Compensation; and
•Enhanced Long-Term Disability Coverage of 60% of eligible earnings capped at $1,000,000 per year for the CEO and $750,000 per year for all other NEOs.
Stockholder Engagement & Results of Say-on-Pay Vote
At our 2022 Annual Meeting, we held a "Say-on-Pay" advisory vote and were pleased that approximately 82% of stockholder votes cast were in favor of our executive compensation program for fiscal 2021.
Avaya regularly engages with investors each year as part of its investor relations program to maintain an open dialogue about its business and its executive compensation programs.
Share Ownership Guidelines
Prior to our Emergence, we had share ownership guidelines for our NEOs which were designed to align their long-term financial interests with those of our stockholders by increasing stock ownership levels. The NEO share ownership guidelines were as follows:

Role	Value of Common Stock to be Owned
CEO	6 times base salary
Other NEOs	2 times base salary
Common Shares and unvested RSUs counted toward the guidelines. Unvested stock options and unearned PRSUs did not count toward the guidelines. Any NEO who was not in compliance with his or her ownership guideline was required to retain at least 50% of the net shares received as the result of the exercise, vesting or payment of any equity award after any shares or sold or withheld to cover taxes. The Compensation Committee was responsible for the administration of the share ownership guidelines, including granting any exceptions and addressing any failure to meet or show sustained progress to meet the ownership guidelines.
Due to the significant declines in the Company's share price and trading restrictions in place from the middle of June 2022 through Emergence, none of our NEOs met their respective ownership guideline at the end of fiscal 2022. Upon the advice of external counsel, the Compensation Committee approved an exception to the ownership guidelines and a waiver of compliance for the NEOs and the directors at the end of fiscal 2022 until September 30, 2023.
Prohibition on Hedging or Pledging of Company Stock
Our Insider Trading Policy, which was in effect through Emergence, prohibited Covered Individuals (and such individuals' immediate family and household members) from entering hedging transactions involving our securities. "Covered Individuals" means our (i) directors; (ii) officers who were designated as being subject to Section 16 of the Securities Exchange Act of 1934, as amended; and (iii) certain other officers and key employees of the Company designated by our General Counsel (which included all Vice Presidents and Senior Directors, and individuals involved in the preparation of internal and external financial reports and SEC reports). Covered Individuals (and such individuals' immediate family and household members) were also prohibited from holding our stock in a margin account as collateral for a margin loan or otherwise pledging our stock as collateral for a loan.
Clawback Policy
The Board previously adopted a compensation recoupment policy that provides the Board discretion to recover incentive compensation paid to current and former executives in the event of an accounting restatement triggered by our material noncompliance with any financial reporting requirement under the securities laws.
Executive Employment Agreements
Other than listed below, none of our NEOs are or were party to employment agreements with us:
•The Company entered into an offer letter agreement with Mr. Masarek dated July 28, 2022.
•The Company previously entered into an employment agreement with Mr. Chirico dated November 13, 2017 and amended January 3, 2020.
Any termination payments and benefits due to Mr. Masarek or Mr. Chirico are described below in "Potential Payments Upon Termination or Change in Control."

Deductibility of Compensation Expenses
Under Section 162(m) of the Internal Revenue Code of 1986 (the "Code"), compensation paid to a publicly held company's "covered employees" (as defined in Section 162(m) of the Code) that exceeds $1 million is not tax deductible. The Compensation Committee considers the impact of Section 162(m) of the Code when designing and implementing incentive compensation plans, however, the Compensation Committee believes that the deductibility of compensation should not govern the design features of our executive compensation arrangements.
Accounting for Stock-Based Compensation
Accounting for all stock-based compensation, including grants under the Company's equity compensation plans is made in accordance with the requirements of FASB ASC Topic 718.
Risk Assessment in Compensation Programs
In August 2022, the Compensation Committee reviewed a comprehensive global risk assessment of our compensation policies and practices conducted by management. The risk assessment included a global inventory of incentive plans and programs and considered factors such as plan eligibility, the variety of plan metrics, threshold and maximum payments and the mix of short-term and long-term compensation.
Compensation Committee Interlocks and Insider Participation
No individual who was a member of the Compensation Committee during fiscal 2022: (i) was an officer or employee of the Company or any of its subsidiaries during fiscal 2022; (ii) was formerly an officer of the Company or any of its subsidiaries; or (iii) served on the board of directors of any other company any of whose executive officers served on the Company's Compensation Committee or its Board.
Compensation Committee Report
The current Compensation Committee has reviewed and discussed the CD&A above with management. Based on such review and discussion, the current Compensation Committee has recommended to the current Board that the CD&A be included in this Form 10-K.
MEMBERS OF THE COMPENSATION COMMITTEE:
Patrick J. Dennis, Chair
Robert Kalsow-Ramos
Marylou Maco
Reconciliation of GAAP to non-GAAP (Adjusted) Financial Measures
The information furnished in the CD&A includes non-GAAP financial measures that differ from measures calculated in accordance with generally accepted accounting principles in the United States of America ("GAAP"), including the financial measures labeled as "non-GAAP" or "adjusted."
EBITDA is defined as net income (loss) before income taxes, interest expense, interest income and depreciation and amortization. Adjusted EBITDA is EBITDA further adjusted to exclude certain charges and other adjustments described in our SEC filings and above in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
We also present non-GAAP operating income (loss) as a supplement to our Consolidated Financial Statements presented in accordance with GAAP. Non-GAAP operating income (loss) is operating income (loss) less adjustments for fresh start accounting, amortization of technology intangible assets, restructuring charges, net, advisory fees, acquisition-related costs, share-based compensation and impairment charges.
We believe non-GAAP operating income (loss) provides a more meaningful way to compare period-to-period results because it excludes the impact of the items noted in the prior sentence which we believe are not indicative of our ongoing operations.
The Company presents constant currency information to provide a framework to assess how the Company's underlying business performance excluding the effect of foreign currency rate fluctuations. To present this information for current and comparative prior period results for entities reporting in currencies other than U.S. dollars, the amounts are converted into U.S. dollars at the exchange rate in effect on the last day of the Company's prior fiscal year (i.e., September 30, 2021).
The presentation of these non-GAAP financial measures is not intended to be considered in isolation from, as substitute for, or superior to, the financial information prepared and presented in accordance with GAAP and may be different from the non-GAAP financial measures used by other companies. In addition, these non-GAAP measures have limitations in that they do not reflect all of the amounts associated with the Company's results of operations as determined in accordance with GAAP.

The following table reconciles historical GAAP operating (loss) income to non-GAAP operating income.

Avaya Holdings Corp. Supplemental Schedule of Non-GAAP Reconciliations (Unaudited; in millions)
(In millions)	Fiscal year ended September 30, 2022	Fiscal year ended September 30, 2021	Fiscal year ended September 30, 2020
Reconciliation of Non-GAAP Operating Income
Operating (Loss) Income	$(1,880)	$180	$(455)
Items excluded:
Adj. for fresh start accounting	1	2	6
Amortization of technology intangible assets	306	332	335
Restructuring charges, net	65	30	30
Advisory fees	19	—	40
Acquisition-related costs	—	3	—
Share-based compensation	27	55	30
Impairment charges	1,640	—	624
Non-GAAP Operating Income	$178	$602	$610
Executive Compensation Tables
Fiscal 2022 Summary Compensation Table
The following table sets forth the annual and long-term compensation awarded to or paid to the NEOs for services rendered to the Company in all capacities during the fiscal years ended September 30, 2022, 2021 and 2020.

Name	Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards	Non-Equity Incentive Plan Comp (4)	All Other Comp (5)	Total
Alan B. Masarek (6) President and Chief Executive Officer	2022	166,667	4,000,000	—	—	—	48,119	4,214,786
Shefali Shah Executive Vice President and Chief Administrative Officer	2022	600,000	—	1,593,187	—	—	26,925	2,220,112
	2021	600,000	—	1,601,669	—	906,960	26,375	3,135,004
	2020	600,000	—	1,327,127	—	708,660	22,113	2,657,900
James M. Chirico, Jr. (7) Former President and Chief Executive Officer	2022	1,096,015	—	9,671,153	—	—	6,322,956	17,090,124
	2021	1,250,000	—	9,732,097	—	2,834,250	35,345	13,851,692
	2020	1,250,000	—	6,879,978	—	2,982,281	46,365	11,158,624
Kieran McGrath (8) Former Executive Vice President and Chief Financial Officer	2022	650,000	—	3,008,793	—	—	29,015	3,687,808
	2021	650,000	—	3,027,735	—	982,540	28,690	4,688,965
	2020	650,000	—	1,857,976	—	767,715	58,078	3,333,769
Stephen D. Spears (9) Former Executive Vice President and Chief Revenue Officer	2022	600,000	—	1,858,718	—	—	29,515	2,488,233
	2021	600,000	750,000	2,135,559	—	156,960	28,715	3,671,234
	2020	27,273	750,000	2,799,997	—	—	—	3,577,270
(1)Salary amounts reflect the actual base salary payments made in fiscal years 2022, 2021 and 2020.
(2)For Mr. Masarek, the fiscal 2022 amount was a cash sign-on bonus pursuant to the terms of his employment letter agreement.

(3)This column represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for all stock awards granted in fiscal 2022, which includes PRSUs and RSUs. The aggregate grant date value for awards subject to performance conditions are shown based on the probable outcome of the applicable performance criteria as of the grant date, which was "target" level achievement. The aggregate grant date value for awards subject to market conditions are shown based on the probability of achieving the specified market conditions outlined in the award as of the grant date. For fiscal 2022, amounts include: (i) PRSUs ($843,203) and RSUs ($749,984) for Ms. Shah; (ii) PRSUs ($6,071,170) and RSUs ($3,599,984) for Mr. Chirico; (iii) PRSUs ($1,888,801) and RSUs ($1,119,992) for Mr. McGrath; and (iv) PRSUs ($983,737) and RSUs ($874,982) for Mr. Spears. The number of PRSUs ultimately earned was to be determined based on 60% Non-GAAP Operating Income and 40% on ARR as measured over three fiscal years from 2022 through 2024. For the PRSUs, the grant date fair value of the award assuming a 150% payout, which is the maximum level of achievement, would be $1,264,805 for Ms. Shah; $9,106,755 for Mr. Chirico; $2,833,202 for Mr. McGrath; and $1,475,606 for Mr. Spears. See Note 16 of the Consolidated Financial Statements contained in this Annual Report on Form 10-K for the fiscal year ended September 30, 2022 for an explanation of the assumptions used in the valuation of stock awards. Upon the termination of their employment with the Company, Messrs. Chirico, McGrath and Spears each forfeited their unvested PRSUs and RSUs. This table does not include Mr. Masarek's awards described above under "New Hire Sign-On Equity" because such awards were not made. The grant date fair value of those RSUs and the aggregate fair value of those PRSUs was $714,000 and $1,246,875, respectively. All outstanding equity awards were canceled for no consideration upon Emergence.
(4)This column represents compensation earned under the AIP for the years shown. The amounts for fiscal 2022 are described in detail in the section titled Compensation Discussion and Analysis - Key Elements of Compensation. No AIP was earned or paid in respect of fiscal 2022.
(5)The following table separately quantifies "all other compensation" amounts for fiscal 2022:

Name	Financial Counseling	Enhanced Life Insurance & LTD Premiums	Matching 401(k) Contributions	Reimbursement of Legal Fees	Severance	Total
Alan B. Masarek	—	1,036	2,083	45,000	—	48,119
Shefali Shah	15,000	4,425	7,500	—	—	26,925
James M. Chirico, Jr.	20,000	7,535	7,750	—	6,287,671 (a)	6,322,956
Kieran McGrath	15,000	6,765	7,250	—	—	29,015
Stephen D. Spears	15,000	6,765	7,750	—	—	29,515
(a)The severance amount shown for Mr. Chirico, which consists of the sum of his annual base salary and target annual incentive ($6,250,000) and an additional payment of $37,671 in respect of the portion of the Company's thirty (30)-day notice period pursuant to Section 2.1 of the Chirico Agreement, is the amount Mr. Chirico would be eligible to receive if his termination of employment is deemed a "Qualifying Termination" under the Chirico Agreement. The Company and Mr. Chirico are in a dispute regarding Mr. Chirico's rights and obligations under the Chirico Agreement and this amount has not been paid by the Company.
(6)Mr. Masarek is also a member of the Company's Board of Directors. He does not receive any additional compensation of any kind for his services as a Board member.
(7)Mr. Chirico was removed from his position as President and Chief Executive Officer as of August 1, 2022 and separated from the Company on August 16, 2022.
(8)Mr. McGrath stepped down as Executive Vice President and Chief Financial Officer as of November 9, 2022 and retired from the Company on December 1, 2022.
(9)Mr. Spears stepped down from his position as Executive Vice President and Chief Revenue Officer as of October 18, 2022 and separated from the Company on November 1, 2022.

Fiscal 2022 Grants of Plan-Based Awards
The following table provides information on the grants of plan-based awards to the NEOs during the year ended September 30, 2022.

	Award Type	Committee Action Date	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	All Other Stock Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($) (4)
Name				Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Alan B. Masarek				—	—	—	—	—	—	—	—	—	—
Shefali Shah	AIP	11/22/21	11/22/21	150,000	600,000	1,200,000	—	—	—	—	—	—	—
	RSU	11/22/21	11/30/21	—	—	—	—	—	—	38,520	—	—	749,984
	PRSU	11/22/21	11/30/21	—	—	—	19,260	38,520	57,780	—	—	—	843,203
James M. Chirico, Jr.	AIP	11/22/21	11/22/21	468,750	1,875,000	3,750,000	—	—	—	—	—	—	—
	RSU	11/22/21	11/30/21	—	—	—	—	—	—	184,899	—	—	3,599,984
	PRSU	11/22/21	11/30/21	—	—	—	138,675	277,349	416,024	—	—	—	6,071,170
Kieran McGrath	AIP	11/22/21	11/22/21	162,500	650,000	1,300,000	—	—	—	—	—	—	—
	RSU	11/22/21	11/30/21	—	—	—	—	—	—	57,524	—	—	1,119,992
	PRSU	11/22/21	11/30/21	—	—	—	43,143	86,286	129,429	—	—	—	1,888,801
Stephen D. Spears	AIP	11/22/21	11/22/21	150,000	600,000	1,200,000	—	—	—	—	—	—	—
	RSU	11/22/21	11/30/21	—	—	—	—	—	—	44,940	—	—	874,982
	PRSU	11/22/21	11/30/21	—	—	—	22,470	44,940	67,410	—	—	—	983,737
(1)Amounts shown represent the fiscal 2022 threshold, target and maximum amounts that would have otherwise been payable under the fiscal AIP, which is discussed above under Key Elements of Compensation. No amounts were earned or paid under the AIP in respect of fiscal 2022.
(2)Amounts shown represent the threshold, target and maximum number of units that would have otherwise been eligible to be earned under the Fiscal 2022 PRSU awards based on 60% Non-GAAP Operating Income and 40% on ARR as measured over three fiscal years from 2022 through 2024, subject to a TSR Modifier, as described under the "Fiscal 2022 PRSU Awards" section above. The actual number of units that could have been earned would have ranged between 0% and 150% of the target number of units. As discussed in the sections above, per the terms of the Plan, all outstanding equity awards were canceled for no consideration upon Emergence.
(3)Amounts shown represent the RSU awards that would have otherwise vested 33.34% on the first anniversary of the grant date and 33.33% on the second and third anniversary of the grant date.
(4)Amounts shown represent the aggregate grant date fair value of each award as calculated in accordance with ASC 718. The aggregate grant date value for awards subject to performance conditions are shown based on the probable outcome of the applicable performance criteria as of the grant date, which was "target" level achievement. As discussed in the sections above, per the terms of the Plan, all outstanding equity awards were canceled for no consideration upon Emergence.

Outstanding Equity Awards at Year-End Fiscal 2022
The following table provides information on the holdings of Stock Options and Stock Awards by the NEOs as of September 30, 2022. This table includes stock options award and unvested RSUs and PRSUs. Each equity grant is shown separately for each NEO. The market value of the stock award is based on the closing price of our Common Stock on September 30, 2022, which was $1.59. Per the terms of the Plan, the equity awards were canceled for no consideration upon Emergence.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Options Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Alan B. Masarek		—	—	—	—	—	—	—	—
Shefali Shah	12/15/17	40,582	—	19.46	12/15/27	—	—	—	—
	12/6/19	—	—	—	—	8,813 (2)	14,013	—	—
	12/6/19	—	—	—	—	26,943 (3)	42,839	—	—
	12/3/20	—	—	—	—	15,927 (4)	25,324	—	—
	12/3/20	—	—	—	—	20,258 (5)	32,210	12,742 (6)	20,260
	11/30/21	—	—	—	—	38,520 (7)	61,247	—	—
	11/30/21	—	—	—	—	3,723 (8)	5,920	25,680 (9)	40,832
James M. Chirico, Jr. (1)	12/15/17	182,512	—	19.46	8/16/23	—	—	—	—
Kieran McGrath	12/6/19	—	—	—	—	12,338 (2)	19,617	—	—
	12/6/19	—	—	—	—	37,721 (3)	59,976	—	—
	12/3/20	—	—	—	—	23,785 (4)	37,818	—	—
	12/3/20	—	—	—	—	45,380 (5)	72,154	28,542 (6)	45,382
	11/30/21	—	—	—	—	57,524 (7)	91,463	—	—
	11/30/21	—	—	—	—	8,340 (8)	13,261	57,524 (9)	91,464
Stephen D. Spears	9/15/20	—	—	—	—	62,861	99,949	—	—
	12/3/20	—	—	—	—	21,235 (4)	33,764	—	—
	12/3/20	—	—	—	—	27,012 (5)	42,950	16,990 (6)	27,014
	11/30/21	—	—	—	—	44,940 (7)	71,455	—	—
	11/30/21	—	—	—	—	4,344 (8)	6,907	29,960 (9)	47,636
(1)Mr. Chirico's last day of employment was August 16, 2022 and all of his unvested equity awards were forfeited.
(2)RSUs were scheduled to vest 33.34% on the date closest to February 15, May 15, August 15 or November 15 following the 1st anniversary of the grant date; with 8.33% scheduled to vest quarterly thereafter.
(3)Represents Fiscal 2020 PRSUs, which consisted of performance years fiscal 2020, 2021 and 2022. As discussed above, given that the Company's audited financial statements were not completed as of the end of the fiscal 2022 performance year and given the Company's bankruptcy process prior to Emergence, no action was taken by the Compensation Committee with respect to certifying performance for the fiscal 2022 performance year or for purposes of determining the vesting level of the Fiscal 2020 PRSUs, which were scheduled to vest on February 15, 2023. As an estimate, the amount reported in this table is a number of shares representing 51% of target, which takes into account an estimated level of achievement of 0% for the fiscal 2022 performance year and assumes a downward adjustment assuming application of the TSR Modifier.
(4)RSUs were scheduled to vest 33.34% on the 1st anniversary of the grant date; 8.33% were scheduled to vest quarterly on each February 15, May 15, August 15 and November 15 commencing with the first such date in the fiscal quarter following the first anniversary of the grant date.
(5)Represents Fiscal 2021 PRSUs, which award was eligible to vest based on Adjusted EBITDA and ARR to be measured over three one-year performance years (fiscal 2021, 2022 and 2023). The amount reported reflects the first tranche of the award at an achievement of 114% of the target award (for the fiscal 2021 performance year) and the second tranche of the award (for the fiscal 2022 performance year) at an estimated level of achievement of 45% of the target award. The actual amount earned would have been determined in fiscal 2024. The remaining tranche would have vested based on fiscal 2023 performance. See footnote 6 below.
(6)Represents the third tranche of the Fiscal 2021 PRSUs relating to the fiscal 2023 performance year. The amount reported is the target number of shares for the fiscal 2023 performance year. See footnote 5 above.
(7)RSUs were scheduled to vest 33.34% on the 1st anniversary of the grant date; 33.33% on the 2nd and 3rd anniversary of the grant date.
(8)Represents Fiscal 2022 PRSUs, which award was eligible to vest based on Non-GAAP Operating Income and ARR to be measured over three one-year performance years (fiscal 2022, 2023 and 2024). The amount reported reflects the first tranche of the award at an estimated level of achievement of 29% of the target award (for the fiscal 2022 performance year). The actual amount earned would have been determined in fiscal 2025. The remaining tranches would have vested based on fiscal 2023 and fiscal 2024 performance. See footnote 9 below.

(9)Represents the second and third tranches of the Fiscal 2022 PRSUs. The amount reported is the target number of shares for the fiscal 2023 and fiscal 2024 performance years. See footnote 8 above.
Stock Vested
The following table provides information regarding Common Shares acquired on the vesting of RSUs held by NEOs during fiscal 2022.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (2)
Alan B. Masarek	—	—
Shefali Shah	39,035	611,402
James M. Chirico, Jr.	429,347	6,677,829
Kieran McGrath	90,016	1,476,188
Stephen D. Spears	72,607	1,066,318
(1)The amounts do not include RSUs that vested August 15, 2022 that were not distributed due to the lack of an effective registration statement covering the issuance of these award shares. The amounts that were not distributed are 7,586 shares for Ms. Shah, 36,414 shares for Mr. Chirico, 10,918 shares for Mr. McGrath and 19,954 shares for Mr. Spears.
(2)Represents the value of the underlying Common Shares based on the closing price of the Common Shares the day prior to the vesting date. The value of RSUs that vested August 15, 2022 that were not distributed due to the Company not having an effective registration statement in effect at the time of vesting would have been $4,954 for Ms. Shah, $23,778 for Mr. Chirico, $7,129 for Mr. McGrath and $13,030 for Mr. Spears.
Potential Payments upon Termination or Change in Control
Separation Plan
All the NEOs, other than Mr. Chirico, are or were participants in the Avaya Inc. Involuntary Separation plan for Senior Executives (the "Separation Plan"). The Separation Plan was adopted to provide transitional assistance to certain senior executives whose employment is terminated by the Company for any reason other than for "cause" as defined in the Separation Plan (a "Qualifying Separation"). If Mr. Masarek had experienced a Qualifying Separation as of the end of fiscal 2022, he would have been entitled to receive a payment equal to 200% of the sum of his (i) annual base salary plus (ii) annual target cash bonus under the AIP or any successor plan, along with certain subsidized medical benefits for 18 months. Mr. Masarek's resignation for "good reason" would constitute a Qualifying Separation pursuant to the terms of his offer letter agreement. If any of the other NEO participants were to experience a Qualifying Separation, such executive would be entitled to receive a payment equal to 100% of the sum of his or her (i) annual base salary plus (ii) annual target cash bonus under the AIP or any successor plan, along with certain subsidized medical benefits for 12 months. Each participant, including Mr. Masarek, must execute and not revoke an effective release of claims to receive his or her severance benefits under the Separation Plan.
CIC Plan
All the NEOs, other than Mr. Chirico, were participants in the Avaya Inc. Change in Control Severance Plan (the "CIC Plan"). The CIC Plan was designed to facilitate continued dedication to the Company by certain executives notwithstanding the potential occurrence of a CIC of the Company and to encourage such executives' full attention and dedication to the Company in the event of a change in control ("CIC"). On June 27, 2023, the post-Emergence compensation committee terminated the CIC Plan.
The CIC Plan provided that if a participant's employment was terminated by the Company without "cause" as defined in the CIC Plan (other than due to the participant's death or disability) or by the participant for "good reason" as defined in the CIC Plan, in each case either (i) during a "Potential CIC Period" (as defined in the CIC Plan, but generally a period following the entry into an agreement, the consummation of which would result in a CIC or following a time when the Compensation Committee determines that a Potential CIC (as defined in the CIC Plan) has occurred); or (ii) within one year following a CIC, the participant was to be entitled to receive certain payments and benefits.
The CIC Plan provided that upon any such termination, each participant would receive (i) an amount equal to the participant's applicable multiple (the "Multiple") multiplied by the sum of his or her annual base salary and target annual bonus; and (ii) a pro rata amount of the participant's target annual bonus, calculated based on the number of days during the applicable performance period the participant was employed by the Company during the performance period in which the participant's employment was terminated. Additionally, the CIC Plan provided that participants who are covered under the Avaya Inc. Medical Expense Plan for Salaried Employees on the date their employment terminates would receive, for a specified number of months (the "COBRA Multiple") or until comparable coverage is available from a successor employer, an amount equal to the Company's portion of the participant’s COBRA premiums. At the time of his hire, the Compensation Committee determined that the Multiple and COBRA Multiple for Mr. Masarek would be 2 and 24 months, respectively, and for the other NEO participants, they would be 1.5 and 18 months, respectively. The participant must execute and not revoke an effective release of claims to receive his or her severance benefits.

Under the terms of the CIC Plan, in the event that any payment or distribution of any type to the participant, is or will be subject to the excise tax imposed by Section 4999 of the Code or any interest or penalties with respect to such excise tax, such payments would be reduced (but not below zero) if and to the extent that such reduction would result in the participant retaining a larger amount, on an after-tax basis (taking into account federal, state and local income taxes and the imposition of the excise tax), than if the participant received all of the payments.
CEO EMPLOYMENT CONTRACTS
Mr. Masarek
In connection with his appointment, Mr. Masarek and the Company entered into an offer letter agreement (the "Offer Letter") providing for the following terms: (i) an annual base salary of $1,000,000; (ii) a target annual incentive opportunity in an amount equal to 150% of Mr. Masarek's base salary (the "Opportunity"), pursuant to Avaya's annual incentive plan, with the actual annual incentive payout ranging from 0%-200% of the Opportunity, generally subject to his continued employment with Avaya through the payment date; (iii) a sign-on cash bonus in the amount of $4,000,000, subject to the modifications and other terms described above; (v) reimbursement for up to $45,000 of the legal fees incurred by Mr. Masarek in connection with the negotiation and drafting of the Offer Letter; and (vi) if Mr. Masarek had become entitled to severance pursuant to the CIC Severance Plan upon termination of employment, the time-vesting component of any equity awards held by him at the time of such termination would have accelerated in full, and any performance-vesting component of any equity awards would have been treated in accordance with the terms of the applicable award agreement.
Mr. Masarek's offer letter provided for eligibility for severance benefits under the CIC Severance Plan and the Separation Plan as described above. The post-Emergence board of directors amended Mr. Masarek’s employment agreement in June 2023.
Mr. Chirico
The Company entered into an employment agreement with Mr. Chirico on November 13, 2017 which was later amended on January 3, 2020 (the "Chirico Agreement").
Upon a termination of Mr. Chirico's employment by the Company other than for "cause" as defined in the Chirico Agreement (not due to death or disability) or due to his resignation for "good reason" as defined in the Chirico Agreement (each, a "Qualifying Termination"), subject to his timely execution and non-revocation of a release of claims, Mr. Chirico would have been eligible to receive (i) a lump sum amount equal to two (the "Multiplier") times the sum of his base salary and target bonus; (ii) if such termination occurred after the last day of a bonus performance period, but prior to the bonus payment date for such performance period, the bonus, if any, that he would have otherwise received had he been employed through the applicable payment date; and (iii) up to 18 months of Company-paid COBRA benefits. If the Qualifying Termination, or a termination for death or disability, occurred within the 6-month period preceding or the 24-month period following a CIC of the Company, the Multiplier was to be increased to three, and Mr. Chirico would also be entitled to full vesting of all his outstanding long-term incentive awards, whether cash-based or equity-based, with any exercisable awards to remain outstanding until the expiration of their original term.
Mr. Chirico's Separation
Mr. Chirico separated from the Company on August 16, 2022. The Company and Mr. Chirico are in a dispute regarding Mr. Chirico's rights and obligations under the Chirico Agreement, and no separation amounts have been paid by the Company. The Chirico Agreement provides that in the event of a Qualifying Termination, Mr. Chirico would be eligible to receive, subject to his timely execution and non-revocation of a release of claims, (i) a lump sum amount equal to two times the sum of his base salary and target bonus; and (ii) up to 18 months of Company-paid COBRA benefits.
Mr. McGrath's Retirement
Mr. McGrath retired from the Company on December 1, 2022 and he did not receive any separation payments or retirement awards.
Mr. Spears' Separation
Mr. Spears separated from the Company on November 1, 2022, which termination of employment by the Company other than for "cause" was a Qualifying Separation under the Separation Plan. Pursuant to the Separation Plan, following his timely execution and non-revocation of a release of claims, Mr. Spears received a lump sum amount equal to the sum of his annual base salary and target bonus, plus up to 12 months of subsidized COBRA benefits.
Potential Payments upon Involuntary Termination without Change in Control
The table set forth below reflects the estimated amount of compensation that would have been payable to the NEOs in the event of termination of employment, including certain benefits upon an involuntary termination, that does not occur in connection with a CIC. The amounts shown assume a termination effective as of September 30, 2022. The actual amounts that would be payable can be determined only at the time of the NEO's termination.

Name	Total Cash Severance Pay ($) (1)	Benefits ($) (2)	Outplacement Services ($) (3)	Accelerated Equity ($)	Total ($)
Alan B. Masarek	5,000,000	27,581	6,510	—	5,034,091
Shefali Shah	1,200,000	—	6,510	—	1,206,510
James M. Chirico, Jr. (4)	6,287,671	30,848	6,510	—	6,325,029
Kieran McGrath (5)	1,300,000	18,299	6,510	—	1,324,809
Stephen D. Spears (6)	1,200,000	28,086	6,510	—	1,234,596
(1)Mr. Masarek's amount shown under "Total Cash Severance Pay" represents two times the sum of his respective base salary and target annual bonus for the year of termination, payable in a lump sum. For all other NEOs, represents the sum of the NEO's base salary plus target annual bonus for the year of termination.
(2)Messrs. Masarek's and Chirico's amounts represent the estimated value of providing certain COBRA continuation payments for a period of 18 months following his termination date; for all other NEOs, represents continuation payments for a period of 12 months following the NEO's termination date.
(3)For all NEOs, "Outplacement Services" represents the value of outplacement services that would be made available to the executive for a certain period of time following termination of employment.
(4)Mr. Chirico was removed as the Company's President and Chief Executive Officer as of August 1, 2022 and he separated from the Company on August 16, 2022. The amounts shown for Mr. Chirico are the amounts Mr. Chirico would be eligible to receive if his termination of employment is deemed a "Qualifying Termination" under the Chirico Agreement. The Company and Mr. Chirico are in a dispute regarding Mr. Chirico's rights and obligations under the Chirico Agreement and these amounts have not been paid by the Company.
(5)Mr. McGrath stepped down as Executive Vice President and Chief Financial Officer as of November 9, 2022 and retired from the Company on December 1, 2022. Mr. McGrath did not receive any separation payments or retirement awards.
(6)Mr. Spears stepped down as Executive Vice President and Chief Revenue Officer as of October 18, 2022 and separated from the Company on November 1, 2022.
Termination with Change in Control
The table set forth below reflects the estimated amount of compensation that would have been payable to the NEOs other than Mr. Chirico in the event of an involuntary termination of employment assumed to have occurred on or in connection with a CIC as of September 30, 2022. The amounts shown assume a termination effective as of September 30, 2022. The actual amounts that would be payable can be determined only at the time of the NEO's termination. Mr. Chirico's employment was terminated before September 30, 2022 without a CIC and a CIC did not occur within the 6-month period following his termination (e.g., by February 16, 2023), so he was not entitled to receive CIC benefits.
The amounts shown below do not take into account any reductions in payment that may be applied in order to avoid any excise taxes under Section 280G and Section 4999 of the Code. The Company is not required to provide any tax gross-ups for any excise taxes triggered in connection with a CIC.

Name	Total Cash Severance Pay ($) (1)	Benefits ($) (2)	Accelerated Equity ($) (3)	Total ($)
Alan B. Masarek	6,500,000	36,775	—	6,536,775
Shefali Shah	2,400,000	—	242,645	2,642,645
Kieran McGrath (4)	2,600,000	27,449	431,135	3,058,584
Stephen D. Spears (4)	2,400,000	42,129	329,675	2,771,804
(1)Mr. Masarek's amounts shown under "Total Cash Severance Pay" represent the sum of two times the sum of base salary plus target annual bonus for the year of termination, plus the pro-rated target bonus for the year of termination, payable in a lump sum. For all other NEOs, represents the sum of 1.5 times the sum of the NEO's base salary plus target annual bonus for the year of termination, plus the pro-rated target bonus for the year of termination, payable in a lump sum.
(2)For Mr. Masarek, represents the estimated value of providing certain COBRA continuation payments for a period of 24 months following his termination date. For all NEOs except Mr. Masarek, represents the estimated value of providing certain COBRA continuation payments for a period of 18 months following the NEO's termination date.
(3)For all NEOs, represents the acceleration value attributable to the accelerated vesting of outstanding equity awards, based on the fair market value of a share of the Company's Common Stock on September 30, 2022 assuming that any performance-based awards granted to the NEOs were deemed to have been achieved at "target" level.
(4)Mr. McGrath's and Mr. Spears' departures were not in connection with a CIC.

Potential Payments upon Retirement
Under the terms of Mr. Chirico's and Mr. McGrath's fiscal 2022 and 2021 equity awards, each of them was eligible to receive accelerated and/or continued vesting of outstanding RSUs and PRSUs if his respective termination was considered a "qualified retirement" by the Board of Directors ("Board Qualified Retirement"). If either of them incurred a Board Qualified Retirement in the fiscal year following the fiscal year in which the grant was made, then all unvested RSUs would vest (but would be settled on the original vesting dates set forth in the applicable award agreement), and PRSUs would remain outstanding and would be eligible to continue to vest and be settled in accordance with the other terms of the original award. If either of them incurred a Board Qualified Retirement during the fiscal year in which the grant was made, then a pro-rated portion of the unvested RSUs would vest (but would be settled on the original vesting dates set forth in the applicable award agreement), and a prorated portion of the PRSUs would remain outstanding and would continue to be eligible to vest and be settled in accordance with the original terms of the award. The "pro rated" portion, if applicable, would be calculated by taking the number of RSUs and PRSUs outstanding multiplied by a fraction, the numerator of which was the number of days that such executive was employed by the Company during the fiscal year in which his termination of employment occurred, and the denominator of which was 365. Each of them would have been required to execute and not revoke an effective release of claims to receive the Board Qualified Retirement vesting of equity awards. The value of the RSUs and the target PRSUs granted on November 30, 2021 and December 3, 2020 that would have vested to Mr. Chirico and Mr. McGrath if they incurred a Board Qualified Retirement on September 30, 2022 was $1,131,432 (RSUs $415,537 and PRSUs $715,895) and $352,000 (RSUs $129,281 and PRSUs $222,719), respectively.
Neither Mr. Chirico's or Mr. McGrath's termination of employment was a Board Qualified Retirement and their fiscal 2022 and fiscal 2021 equity awards did not receive the treatment described above.
Pay Ratio Disclosure
The pay ratio information is provided pursuant to the SEC's guidance under Item 402(u) of Regulation S-K. Due to our permitted use of reasonable estimates and assumptions in preparing this pay ratio disclosure, the disclosure may involve a degree of imprecision, and thus this pay ratio disclosure is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K using the data and assumptions described below. The pay ratio was not used to make management decisions and the Board does not use this pay ratio to determine executive compensation adjustments.
Methodology to Determine Median Employee
In fiscal 2022, to determine the median employee, we evaluated our 7,089 employees (other than our CEO) as of September 30, 2022 (the "Determination Date"). These 7,089 employees consisted of all our full-time and part-time employees (other than our CEO) as of the Determination Date, of which 2,076 were US employees and 5,013 were non-US employees. The median employee was selected using their total cash compensation, consisting of base salary and target short-term incentive levels for fiscal 2022.
Median Employee to CEO Pay Ratio
To calculate the CEO pay ratio for fiscal 2022, we calculated annual total compensation for the median employee using the same methodology we used to calculate our NEOs' "total" compensation as described in the Fiscal 2022 Summary Compensation Table. Based on this methodology, the median employee's annual total compensation was $84,100. The Company had two different individuals serve in the role of CEO during fiscal 2022. As permitted under the applicable SEC pay ratio rules, we calculated the 2022 CEO pay ratio using the compensation for the CEO who was in office as of the Determination Date (Mr. Masarek) and annualizing his compensation. Based on this methodology, Mr. Masarek's annual total compensation for purposes of calculating the 2022 CEO pay ratio was $5,048,119. Based on this information, for fiscal 2022, the ratio of the annual total compensation of Mr. Masarek to the median annual total compensation of all other employees was estimated to be 60:1.

Director Compensation
Members of the Board who are Company employees do not receive any additional compensation for their service as directors.
Fiscal 2022 Non-Employee Director Compensation Program
For fiscal 2022, the program consisted of the following:

Additional Compensation
• Additional Cash Retainers for Leadership Positions:
  Non-Executive Chair: $62,500
  Audit Committee Chair: $25,000
  Compensation Committee Chair: $15,000
  Nominating & Corporate Governance Committee Chair: $10,000
  Strategy Committee Membership: $11,250

• Meeting Fees: $2,000 per Board or committee meeting in excess of 20 aggregate meetings during the fiscal year
• Initial Equity Grant for Any Non-Employee Director Joining the Board of Directors Before the next Annual
  General Meeting: $250,000 in RSUs, pro-rated to reflect service as a non-employee director for the portion of the fiscal year served until the next Annual Meeting

The annual cash retainer and the additional cash fees for serving as committee chairs or members of the Strategy Committee were paid in arrears to the non-employee directors in four quarterly installments. In fiscal 2022, the Board disbanded the Strategy Committee, effective as of June 30, 2022, and committee members received quarterly payments of $3,750 for committee membership for the first three quarters of fiscal 2022.
The Board determined that certain Audit Committee meetings held with outside counsel and/or the Company's independent registered accounting firm regarding the Audit Committee's investigation to review the circumstances surrounding the Company's financial results for the quarter ended June 30, 2022 would not be counted when determining meeting fees for fiscal 2022. The fiscal 2022 meeting fees were paid in arrears at the end of that fiscal year.
RSUs granted to non-employee directors in fiscal 2022 vested in full on the grant date, while the delivery of the underlying shares is deferred until the earliest to occur of: (i) the third anniversary of the grant date; (ii) the recipient's separation from the Company; or (iii) a change in control of the Company, as defined in the 2019 Equity Incentive Plan.
Pursuant to the 2019 Equity Incentive Plan, the maximum total compensation (including awards under the 2019 Equity Incentive Plan, determined based on the fair market value of such awards as of the grant date, plus annual retainer fees) that may be paid to any non-employee director in respect of a single fiscal year is limited to $750,000.

The following table details the total compensation paid to our non-employee directors for fiscal 2022:

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Total
Stephan Scholl	$110,250	$249,994	$360,244
Susan L. Spradley	$129,000	$249,994	$378,994
Stanley J. Sutula, III	$134,000	$249,994	$383,994
Robert Theis (3)	$75,000	$249,994	$324,994
Scott D. Vogel	$130,000	$249,994	$379,994
William D. Watkins	$176,750	$312,492	$489,242
Jacqueline E. Yeaney	$114,250	$249,994	$364,244
(1)Cash compensation consists of the $75,000 annual cash retainer for each of the non-employee directors and additional cash retainers for leadership positions, as described above. The table above also includes the following meeting fees paid for fiscal 2022:

Name	Meeting Fees
Stephan Scholl	$24,000
Susan L. Spradley	$44,000
Stanley J. Sutula, III	$34,000
Robert Theis	$—
Scott D. Vogel	$40,000
William D. Watkins	$28,000
Jacqueline E. Yeaney	$28,000
(2)Amounts shown represent the grant date fair value of the annual grant awards awarded on March 2, 2022 following each director's re-election at the 2022 Annual General Meeting, each as calculated in accordance with ASC 718. See Note 16 of the Consolidated Financial Statements contained in this Annual Report on Form 10-K for the fiscal year ended September 30, 2022 for an explanation of the assumptions used in the valuation of these awards. As discussed in the sections above, per the terms of the Plan, all outstanding equity awards, including the stock-based awards of the non-employee directors listed above, were canceled for no consideration upon Emergence.
(3)Mr. Theis resigned from the Company's Board of Directors effective October 31, 2022.
Fiscal 2023 Non-Employee Director Compensation Actions
Jill K. Frizzley was appointed to the Board as of December 13, 2022. During the first quarter of fiscal 2023 she received compensation pursuant to the program described above. However, she did not receive an initial equity grant when she joined the Board because of the lack of an effective registration statement covering the issuance of these award shares. In addition to the cash compensation she received from the Company, RingCentral was to supplement the compensation which Ms. Frizzley received from the Company so that she would receive an aggregate of $30,000 per month for her service on the Board.
In February 2023, after obtaining guidance from Willis Towers Watson regarding compensation practices of companies which anticipate undergoing a financial restructuring, for the Company's non-employee directors who were appointed to the Board prior to January 1, 2023 (William D. Watkins, Jill K. Frizzley, Stephan Scholl, Susan L. Spradley, Stanley J. Sutula, III, Scott D. Vogel and Jacqueline E. Yeaney (collectively, the "Prior Directors")), the Compensation Committee recommended and the Board approved the following changes to the Company's non-employee director compensation program for fiscal 2023:
•Beginning with the second quarter of fiscal 2023, the annual cash retainer and the additional cash fees for serving as Board chair or committee chairs would be paid quarterly in advance of service (and not in arrears);
•In lieu of the annual equity grants described above, the Prior Directors would receive cash awards in quarterly installments paid in advance of fiscal 2023 service, with the first two installments paid in February 2023; and
•Fiscal 2023 meetings fees would be calculated based on Board and committee meetings beginning on January 1, 2023, with a meeting fee of $2,000 per Board or committee meeting in excess of 15 aggregate meetings (Audit Committee meetings with PricewaterhouseCoopers LLP counted as 0.5 and all other Board and committee meetings counted as 1.0), to be paid upon Emergence.
In addition, on February 1, 2023, the Board appointed Carrie W. Teffner as a Company director and David M. Barse as a director of Avaya Inc., the Company's wholly-owned subsidiary. Pursuant to independent director letter agreements with Avaya, Ms. Teffner and Mr. Barse each received $42,500 cash compensation each month, payable in advance, for their service, which ended upon Emergence.

Non-Employee Director Share Ownership Guidelines
Non-employee directors were expected to own shares at the end of the Company's fiscal year with a fair market value equivalent to $450,000. Until the guideline was achieved, each non-employee director was required to hold at least 50% of net shares received upon vesting of an award. Due to significant declines in the Company's share price, upon the advice of external counsel, the Compensation Committee approved an exception to the ownership guidelines and a waiver of compliance for the NEOs and the directors until September 30, 2023.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Stock Ownership
Security Ownership of Certain Beneficial Owners and Management
The following table presents information as to the beneficial ownership of our Common Stock as of May 1, 2023 for:
•each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock;
•each of our directors;
•each named executive officer as set forth in the summary compensation table in Item 11, "Executive Compensation," to this Annual Report on Form 10-K; and
•all current executive officers, directors and director nominees as a group.
Percentage ownership of our Common Stock in the table is based on 36,000,000 shares of Common Stock outstanding as of May 1, 2023. Beneficial ownership of shares is determined under the SEC rules and generally includes any shares over which a person exercises sole or shared voting or investment power or has the right to acquire beneficial ownership of within sixty days. Except as noted by footnote, and subject to community property laws where applicable, we believe based on the information provided to us that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them. Unless otherwise noted below, the address of each of the individuals and entities named below is c/o Avaya Holdings Corp., 350 Mt. Kemble Avenue, Morristown, New Jersey 07960.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class Owned
5%+ Stockholder:
Apollo Global Management, Inc. 9 West 57th Street, 42nd Floor New York, NY 10019	Common Stock	12,522,512	34.8%
Brigade Capital Management LP 399 Park Avenue, Suite 1600 New York, NY 10022	Common Stock	4,697,822	13.0%
Nuveen Asset Management 333 W Wacker Drive Chicago, IL 60606	Common Stock	3,162,752	8.8%
(1)The information was based upon information available to the Company.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class Owned (1)
Alan B. Masarek	Common Stock	$—	*
Patrick J. Bartels, Jr.	Common Stock	$—	*
Patrick J. Dennis	Common Stock	$—	*
Robert Kalsow-Ramos	Common Stock	$—	*
Marylou Maco	Common Stock	$—	*
Aaron Miller	Common Stock	$—	*
Donald E. Morgan III	Common Stock	$—	*
Thomas T. Nielsen	Common Stock	$—	*
Jacqueline D. Woods	Common Stock	$—	*
Shefali Shah	Common Stock	$—	*
James M. Chirico, Jr.	Common Stock	$— (2)	*
Kieran McGrath	Common Stock	$— (3)	*
Stephen D. Spears	Common Stock	$— (4)	*
All Current Directors and Executive Officers as a Group (14 persons)	Common Stock	$—	—%
*    Represents beneficial ownership of less than one percent of the outstanding shares of Common Stock.
(1)Applicable percentage of ownership is based on 36,000,000 shares of Common Stock outstanding on May 1, 2023. The information was based upon information available to the Company.
(2)Mr. Chirico separated from the Company on August 16, 2022.
(3)Mr. McGrath separated from the Company on December 1, 2022.
(4)Mr. Spears separated from the Company on November 1, 2022.
Equity Compensation Plan Information
The following table sets forth, as of September 30, 2022, the number of securities outstanding under each of our equity compensation plans, the weighted-average exercise price for our outstanding stock options and the number of securities available for grant under such plans. As of May 1, 2023, all outstanding equity awards and shares of Common Stock were canceled for no consideration.

Shares in thousands
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:	7,833,000	$19.46	15,647,571 (2)
Equity compensation plans not approved by security holders:	—	—	—
Total	7,833,000	$19.46	15,647,571
(1)Restricted Stock Units are not included in the calculation of the weighted-average exercise price of outstanding options, warrants and rights.
(2)Includes 3,242,953 shares available for issuance under the Company's Employee Stock Purchase Plan (ESPP). All outstanding equity awards and Common Stock, including shares that were eligible for issuance under the ESPP, were canceled for no consideration as of May 1, 2023 upon Emergence and the ESPP was discontinued.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
Strategic Partnership with RingCentral, Inc.
On February 14, 2023, the Company extended and expanded its global strategic partnership with RingCentral, Inc. ("RingCentral") and, in connection therewith, the parties entered into the following agreements (collectively, the "Amended and

Restated RingCentral Agreements") to replace and supplement the agreements (as amended) entered into in connection with the 2019 launch of the partnership to introduce Avaya Cloud Office by RingCentral ("ACO"): (i) a Second Amended and Restated Framework Agreement (the "Framework Agreement"), (ii) a First Amended and Restated Super Master Agent Agreement (the "Super Master Agent Agreement"), (iii) a First Amended and Restated Development Agreement (the "Development Agreement"), and (iv) a Reseller Agreement (the "Reseller Agreement").
Framework Agreement, Super Master Agent Agreement, Reseller Agreement, and Development Agreement
Pursuant to the Framework Agreement, ACO is Avaya Inc.'s exclusive UCaaS solution (defined as "Subject Functionality" in the Framework Agreement), subject to certain exceptions, and Avaya will purchase seats of ACO in the event certain volumes of cumulative ACO sales are not met. Avaya Inc. continues to act as the exclusive sales agent to Avaya's channel partners with respect to the sale of ACO under the Super Master Agent Agreement and Avaya Cloud Inc., or certain of its affiliates, are authorized to resell ACO (including any ACO seats purchased by Avaya under the terms of the Framework Agreement) directly, or through their authorized sub-resellers, into the Company's installed base in the United States, Canada, the United Kingdom, the Netherlands, Germany and Australia under the Reseller Agreement. Under the Framework Agreement and the Super Master Agent Agreement, RingCentral continues to pay a recurring payment and commissions to Avaya Inc. for each qualified unit of ACO sold prior to the execution of the Framework Agreement. In addition, for each qualified unit of ACO sold under the Super Master Agent Agreement during its term, RingCentral will pay Avaya Inc. certain cash commissions.
Further, the parties agreed under the Framework Agreement to eliminate the requirement that Avaya Inc. repay the consideration advance included as part of the $375 million payment made by RingCentral to Avaya Inc. upon consummation of the partnership in 2019.
The Development Agreement by and among Avaya Management L.P., Avaya Inc. and RingCentral, governs the terms pursuant to which Avaya and RingCentral collaborate to further develop ACO. Pursuant to the Development Agreement, Avaya Management L.P. and RingCentral enter into product description documents that specify the development work to be completed by each of Avaya and RingCentral.
The Framework Agreement governs the overall commercial relationship and is a multi-year agreement that may be terminated under certain circumstances. Each Amended and Restated RingCentral Agreement may be terminated under certain circumstances (including, upon a noticed material breach that is not timely cured) and each Amended and Restated RingCentral Agreement other than the Framework Agreement terminates automatically upon termination or expiration of the Framework Agreement. In addition, termination of any Amended and Restated RingCentral Agreement other than the Framework Agreement results in an automatic termination of the Framework Agreement.
Series A Preferred Stock
The Company had entered into an Investment Agreement with RingCentral dated October 3, 2019 (the "Investment Agreement") pursuant to which the Company sold to RingCentral, in a private placement under the Securities Act of 1933, as amended, 125,000 shares of Series A Preferred Stock, for an aggregate purchase price of $125 million on October 31, 2019. The Series A Preferred Stock issued to RingCentral pursuant to the Investment Agreement was convertible into shares of Common Stock, at an initial conversion price of $16.00 per share.
In connection with the sale of Series A Preferred Stock, the Company entered into an Investor Rights Agreement (the "Investor Rights Agreement") with RingCentral. Pursuant to the terms of the Investor Rights Agreement, among other things, from and after the Closing, until the first date on which RingCentral and its affiliates no longer held or beneficially owned, in the aggregate, a number of shares of Common Stock (calculated assuming conversion of the Series A Preferred Stock to Common Stock) that was equal to or greater than 4,759,339 shares (subject to certain adjustments) (the "Investor Ownership Threshold"), RingCentral was entitled to nominate one person to the Board. Ms. Jill K. Frizzley served in this capacity. In addition, for so long as the Investor Ownership Threshold was met, RingCentral was required to vote all of its shares in favor of each director nominee nominated by the Nominating and Corporate Governance Committee and against the removal of any director nominated by such committee. Furthermore, for as long as the RingCentral Nominee sat on the Board, RingCentral was subject to customary standstill provisions, had a consent right over certain actions taken by the Company and had customary preemptive rights.
As discussed in Note 17, "Capital Stock," of Item 8 of this Annual Report on Form 10-K, pursuant to the Plan confirmed by the Bankruptcy Court, upon Emergence, all outstanding equity, including the Series A Preferred Stock, was canceled for no consideration and RingCentral is no longer be entitled to nominate one person to the Board.
Arrangements Involving the Company’s Former Directors and Officers
James M. Chirico, Jr. served as a director, Chief Executive Officer and President of the Company through August 1, 2022. The Company also employed his daughter, Mackenzie Chirico, whose compensation in fiscal 2022 was approximately $158,000.

Stephan Scholl was a director until Emergence, and he is the Chief Executive Officer of Alight Solutions LLC ("Alight"), a leading provider of integrated benefits, payroll and cloud solutions. From October 1, 2021 through December 31, 2022, sales of the Company's goods and services to subsidiaries of Alight were approximately $2,800 and the Company purchased approximately $4 million in goods and services from subsidiaries of Alight.
Arrangements Involving Other Stockholders which Beneficially Owned More than 5% of Any Class of Stock
We have entered into arrangements on ordinary business terms and at an arm’s length basis with certain of our stockholders or their affiliates. Arrangements involving stockholders or their affiliates that beneficially owned more than 5% of any class of our stock at some point from October 1, 2021 through December 31, 2022 and in which total payments for all of these arrangements exceeded $120,000 from October 1, 2021 through December 31, 2022 are described below.
•From October 1, 2021 through December 31, 2022, the Company received approximately $3 million from The Vanguard Group from sales of the Company's goods and services and the Company purchased approximately $21,400 in goods and services from subsidiaries of The Vanguard Group.
Related Party Transaction Policy
In December 2017, our Board adopted written procedures for the review and approval of all transactions between the Company and certain "related persons," such as our executive officers, directors and owners of more than 5% of our voting securities, which are required to be disclosed under applicable SEC rules. The Board most recently reviewed this policy in November 2021 and adopted only immaterial changes and changes necessary to ensure compliance with NYSE requirements. Our amended and restated certificate of incorporation and the Stockholders' Agreement also contain provisions related to related party transaction approvals.
The procedures give our Audit Committee the power to approve or disapprove related party transactions involving our directors and certain executive officers. Upon becoming aware of a transaction that would fall within the scope of the policy, the Audit Committee is required to conduct a full inquiry into the facts and circumstances concerning that transaction and to determine the appropriate actions, if any, for the Company to take. In reviewing a transaction, the Audit Committee considers relevant facts and circumstances, including, but not limited to, whether the transaction is in the best interests of the Company and its stockholders, whether the terms are consistent with a transaction available on an arms-length basis and whether the transaction is in the Company's ordinary course of business. At the discretion of the Audit Committee, consideration of a related party transaction may be submitted to the Board. A director who is the subject of a potential related party transaction is not permitted to vote in the decision-making process of the Audit Committee or Board, as applicable, relating to what actions, if any, shall be taken by us in light of that transaction.
All related party transactions identified above that occurred from October 1, 2021 through December 31, 2022 or that are currently proposed which required approval and/or ratification through the procedures described above were subject to such review procedures.
Director Independence
The Board currently consists of nine directors. Among other considerations, the Board values independent board oversight as an essential component of strong corporate performance. On at least an annual basis, the Board undertakes a review of the independence of each director and considers whether any director has a material relationship with Avaya. The Board evaluates each director under the independence rules of the NYSE and the Company's Stockholders' Agreement.
Our Board determined that each of Messrs. Patrick J. Dennis and Thomas T. Nielsen and Mses. Marylou Maco and Jacqueline D. Woods are independent directors as defined under the NYSE rules and the independence standard in our Stockholders' Agreement. As per such standard, they each have relevant industry experience (or is an audit committee financial expert under the SEC rules) and they are not employees of Avaya or any of its stockholders, nor are they a "professional director" whose primary occupation is to serve on boards of directors.

Item 14.	Principal Accountant Fees and Services
Pre-Approval Policies and Procedures
Our Audit Committee pre-approves all audit and non-audit services provided by our independent registered public accounting firm. Our Audit Committee may delegate authority to one or more members of the Audit Committee to provide such pre-approvals, provided that such approvals are presented to the Audit Committee at a subsequent meeting. This policy was set forth in the charter of the Audit Committee which prior to our Emergence, was available under "Corporate Governance" in the Investor Relations section of our website. The referenced information is not a part of this Annual Report on Form 10-K.

Principal Accountant Fees and Services
The following table provides information regarding the fees for the audit and other services provided by PricewaterhouseCoopers LLP for the fiscal years ended September 30, 2022 and 2021:

	Fiscal year ended September 30,
(in thousands)	2022	2021
Audit fees	$16,155	$9,454
Audit-Related Fees	434	100
Tax Fees	684	958
All Other Fees	520	620
Total Fees	$17,793	$11,132
Audit Fees
Audit fees consist of fees for professional services rendered for the audit of our annual Consolidated Financial Statements and the review of our quarterly Condensed Consolidated Financial Statements. Audit fees also include services that are typically provided by the independent registered public accounting firm in connection with statutory audit and regulatory filings.
Audit-Related Fees
Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees under this category include due diligence services and consultation and review in connection with the adoption of new accounting policies.
Tax Fees
Tax fees consist of fees for services to support the compliance with and filing of direct and indirect tax returns for our international subsidiaries and certain due diligence and consulting services.
All Other Fees
All other fees consist of fees for other permitted services including, but not limited to, advisory services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a) (1)    Financial Statements - The information required by this item is included in Part II, Item 8 of this Annual Report on Form 10-K.
(2)    Financial Statement Schedules - The information required by this item is included in Note 9, "Supplementary Financial Information," to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Avaya Holdings Corp., dated as of May 1, 2023					X
3.2	Certificate of Designations of the Series A Convertible Preferred Stock	8-K	001-38289	3.1	October 31, 2019
3.3	Third Amended and Restated Bylaws of Avaya Holdings Corp., dated as of May 1, 2023					X
4.1	Form of Certificate of Common Stock of Avaya Holdings Corp.	10-12B	001-38289	4.1	December 15, 2017
4.2	Form of Registration Rights Agreement between Avaya Holdings Corp. and the stockholders party thereto	10-12B	001-38289	4.2	December 15, 2017
4.3	Registration Rights Agreement, dated as of July 12, 2022, by and among Avaya Inc., Avaya Holdings Corp. and Brigade Capital Management, LP					X
4.4	Description of Capital Stock					X
4.5	Warrant Agreement, dated as of December 15, 2017, between Avaya Holdings Corp. and American Stock Transfer & Trust Company, LLC	10-12B	001-38289	4.6	December 15, 2017
4.6	Form of Warrant Certificate	10-12B	001-38289	4.7	December 15, 2017
4.7	Indenture, dated June 11, 2018, by and between Avaya Holdings Corp. and The Bank of New York Mellon Trust Company, N.A.	8-K	001-38289	4.1	June 12, 2018
4.8	Indenture, dated September 25, 2020, among Avaya Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee and notes collateral agent	10-K	001-38289	4.7	November 25, 2020
4.9	Indenture, dated July 12, 2022, among Avaya Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, exchange agent and notes collateral agent					X
10.1	Investment Agreement, dated as of October 3, 2019, by and between Avaya Holdings Corp. and RingCentral, Inc.	8-K	001-38289	10.1	October 3, 2019
10.2	Investor Rights Agreement, dated October 31, 2019, by and between Avaya Holdings Corp. and RingCentral, Inc.	8-K	001-38289	10.1	October 31, 2019
10.3 +	First Amended and Restated Framework Agreement, dated as of February 10, 2020, by and between Avaya Inc. and RingCentral, Inc.	10-Q	001-38289	10.1	February 10, 2020

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.4	Amended and Restated ABL Credit Agreement, dated as of May 1, 2023, by and among Avaya Holdings Corp., Avaya Inc., Citibank, N.A., and the several lenders from time to time party thereto					X
10.5	Term Loan Credit Agreement, dated as of May 1, 2023, by and among Avaya Holdings Corp., Avaya Inc., Wilmington Savings Fund Society, FSB, and the several lenders from time to time party thereto					X
10.6+	Superpriority Secured Debtor in Possession Credit Agreement, dated as of February 15, 2023, by and among Avaya Inc., Avaya Holdings Corp., the lending institutions from time to time parties thereto and Wilmington Savings Fund Society, FSB	8-K	001-38289	10.1	February 22, 2023
10.7+
Superpriority Secured Debtor-in-Possession ABL Credit Agreement, dated as of February 24, 2023, by and among Avaya Inc., Avaya Holdings Corp., Citibank, N.A., as Global Coordinator, Citibank, N.A., RBC Capital Markets, BofA Securities Inc. and Deutsche Bank Securities Inc. as Joint Lead Arrangers and Joint Bookrunners and the lending institutions from time to time parties thereto
						X
10.8	Term Loan Credit Agreement, dated as of December 15, 2017, by and among Avaya Inc., Avaya Holdings Corp., Goldman Sachs Bank USA, as administrative agent and collateral agent, the subsidiary guarantors party thereto and each lender from time to time party thereto	10-12B	001-38289	10.5	December 22, 2017
10.9	Amendment No. 1, dated as of June 18, 2018, to the Term Loan Credit Agreement, dated as of December 15, 2017, among Avaya Inc., as borrower, Avaya Holdings Corp., the lenders from time to time party thereto, Goldman Sachs Bank USA, as the Administrative Agent and the Collateral Agent, and the other parties from time to time party thereto	8-K	001-38289	10.1	June 20, 2018
10.10	Amendment No. 2, dated as of September 25, 2020, to the Term Loan Credit Agreement, dated as of December 15, 2017, among Avaya Inc., as borrower, Avaya Holdings Corp., the lenders from time to time party thereto, Goldman Sachs Bank USA, as the Administrative Agent and the Collateral Agent, and the other parties from time to time party thereto	10-K	001-38289	10.6	November 25, 2020
10.11	Amendment No. 3, dated as of February 24, 2021, to the Term Loan Credit Agreement, dated as of December 15, 2017, among Avaya Inc., as borrower, Avaya Holdings Corp., the lenders from time to time party thereto, Goldman Sachs Bank USA, as the Administrative Agent and the Collateral Agent, and the other parties from time to time party thereto	10-Q	001-38289	10.1	May 10, 2021
10.12
Amendment No. 4, dated as of July 12, 2022, to the Term Loan Credit Agreement, dated as of December 15, 2017, among Avaya Inc., as borrower, Avaya Holdings Corp., the lenders from time to time party thereto, Goldman Sachs Bank USA, as the Administrative Agent and the Collateral Agent, and the other parties from time to time party thereto
						X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.13	ABL Credit Agreement, dated as of December 15, 2017, among Avaya Inc., Avaya Holdings Corp., Avaya Canada Corp., Avaya UK, Avaya International Sales Limited, Avaya Deutschland GmbH, Avaya GmbH & Co. KG, Citibank, N.A. as collateral agent and administrative agent, the lending institutions from time to time party thereto and the lending institutions named therein as letters of credit issuers and swing line lenders	10-12B	001-38289	10.6	December 22, 2017
10.14	Amendment No. 1, dated as of September 25, 2020, to the ABL Credit Agreement, dated as of December 15, 2017, among Avaya Inc., Avaya Holdings Corp., Avaya Canada Corp., Avaya UK, Avaya International Sales Limited, Avaya Deutschland GmbH, Avaya GmbH & Co. KG, Citibank, N.A. as collateral agent and administrative agent, the lending institutions from time to time party thereto and the lending institutions named therein as letters of credit issuers and swing line lenders	10-K	001-38289	10.8	November 25, 2020
10.15*	Avaya Holdings Corp. 2017 Equity Incentive Plan	10-12B	001-38289	10.7	December 15, 2017
10.16*	Form of Nonqualified Stock Option Emergence Award Agreement Pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan for James M. Chirico, Jr.	10-12B	001-38289	10.12	December 22, 2017
10.17*	Form of Nonqualified Stock Option Emergence Award Agreement Pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan for Senior Executives	10-12B	001-38289	10.13	December 22, 2017
10.18*	Form of Restricted Stock Unit Award Agreement pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan	10-Q	001-38289	10.1	August 14, 2018
10.19*	Form of Performance Restricted Stock Unit Award Agreement pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan	10-Q	001-38289	10.1	February 15, 2019
10.20*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan	10-Q	001-38289	10.1	May 15, 2018
10.21*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors pursuant to the Avaya Holdings Corp. 2017 Equity Incentive Plan	10-Q	001-38289	10.3	February 15, 2019
10.22*	Avaya Holdings Corp. 2019 Equity Incentive Plan	Sch 14A	333-234716	Annex B	January 17, 2020
10.23*	Form of Restricted Stock Unit Award Agreement pursuant to the Avaya Holdings Corp. 2019 Equity Incentive Plan	10-Q	001-38289	10.1	May 11, 2020
10.24*	Form of Performance Restricted Stock Unit Award Agreement pursuant to the Avaya Holdings Corp. 2019 Equity Incentive Plan	10-Q	001-38289	10.3	May 11, 2020
10.25*	Form of Restricted Stock Unit Award Agreement pursuant to the Avaya Holdings Corp. 2019 Equity Incentive Plan	10-K	001-38289	10.29	November 25, 2020
10.26*	Form of Performance Restricted Stock Unit Award Agreement pursuant to the Avaya Holdings Corp. 2019 Equity Incentive Plan	10-K	001-38289	10.30	November 25, 2020
10.27*	Form of Restricted Stock Unit Award Agreement pursuant to the Avaya Holdings Corp. 2019 Equity Incentive Plan	10-Q	001-38289	10.2	May 10, 2021
10.28*	Form of Non-Qualified Stock Option Award Agreement pursuant to the Avaya Holdings Corp. 2019 Equity Incentive Plan	10-Q	001-38289	10.3	May 10, 2021

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.29*	Form of Non-Employee Director Deferred Restricted Stock Unit Award Agreement pursuant to the Avaya Holdings Corp. 2019 Equity Incentive Plan	10-Q	001-38289	10.4	May 11, 2020
10.30*	Form of Performance Restricted Stock Unit Award Agreement pursuant to the Avaya Holding Corp. 2019 Equity Incentive Plan	10-K	001-38289	10.29	November 22, 2021
10.31*	Avaya Holdings Corp. 2022 Omnibus Inducement Equity Plan					X
10.32*	Form of Restricted Stock Unit Award Agreement pursuant to the Avaya Holdings Corp. 2022 Omnibus Inducement Equity Plan					X
10.33*	Form of Performance Restricted Stock Unit Award Agreement Pursuant to the Avaya Holdings Corp. 2022 Omnibus Inducement Equity Plan					X
10.34*	Avaya Holdings Corp. 2020 Employee Stock Purchase Plan	10-Q	001-38289	10.5	May 11, 2020
10.35*	Avaya Inc. Executive Annual Incentive Plan, effective March 7, 2018	8-K	001-38289	10.1	March 8, 2018
10.36*	Avaya Inc. Involuntary Separation Plan for Senior Executives, dated December 11, 2020	10-Q	001-38289	10.1	February 9, 2021
10.37*	Avaya Inc. Change in Control Severance Plan, dated May 16, 2018	8-K	001-38289	10.2	May 18, 2018
10.38*	First Amendment to Avaya Inc. Change in Control Severance Plan, dated May 16, 2018, effective February 11, 2019	10-Q	001-38289	10.4	February 15, 2019
10.39	Base Convertible Bond Hedge Confirmation, by and between Avaya Holdings Corp. and Barclays Bank PLC, dated June 6, 2018	8-K	001-38289	10.1	June 12, 2018
10.40	Base Convertible Bond Hedge Confirmation, by and between Avaya Holdings Corp. and Credit Suisse Capital LLC, dated June 6, 2018	8-K	001-38289	10.2	June 12, 2018
10.41	Base Convertible Bond Hedge Confirmation, by and between Avaya Holdings Corp. and JPMorgan Chase Bank, National Association, dated June 6, 2018	8-K	001-38289	10.3	June 12, 2018
10.42	Base Warrant Confirmation, by and between Avaya Holdings Corp. and Barclays Bank PLC, dated June 6, 2018	8-K	001-38289	10.4	June 12, 2018
10.43	Base Warrant Confirmation, by and between Avaya Holdings Corp. and Credit Suisse Capital LLC, dated June 6, 2018	8-K	001-38289	10.5	June 12, 2018
10.44	Base Warrant Confirmation, by and between Avaya Holdings Corp. and JPMorgan Chase Bank, National Association, dated June 6, 2018	8-K	001-38289	10.6	June 12, 2018
10.45	Additional Convertible Bond Hedge Confirmation, by and between Avaya Holdings Corp. and Barclays Bank PLC, dated June 26, 2018	8-K	001-38289	10.1	June 28, 2018
10.46	Additional Convertible Bond Hedge Confirmation, by and between Avaya Holdings Corp. and Credit Suisse Capital LLC, dated June 26, 2018	8-K	001-38289	10.2	June 28, 2018
10.47	Additional Convertible Bond Hedge Confirmation, by and between Avaya Holdings Corp. and JPMorgan Chase Bank, National Association, dated June 26, 2018	8-K	001-38289	10.3	June 28, 2018
10.48	Additional Warrant Confirmation, by and between Avaya Holdings Corp. and Barclays Bank PLC, dated June 26, 2018	8-K	001-38289	10.4	June 28, 2018
10.49	Additional Warrant Confirmation, by and between Avaya Holdings Corp. and Credit Suisse Capital LLC, dated June 26, 2018	8-K	001-38289	10.5	June 28, 2018

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.50	Additional Warrant Confirmation, by and between Avaya Holdings Corp. and JPMorgan Chase Bank, National Association, dated June 26, 2018	8-K	001-38289	10.6	June 28, 2018
10.51	Partial Termination Agreement with respect to the Call Option Confirmations, by and between Avaya Holdings Corp. and Barclays Bank PLC, dated July 12, 2022					X
10.52	Partial Termination Agreement with respect to the Call Option Confirmations, by and between Avaya Holdings Corp. and Credit Suisse Capital LLC, dated July 12, 2022					X
10.53	Partial Termination Agreement with respect to the Call Option Confirmations, by and between Avaya Holdings Corp. and JPMorgan Chase Bank, National Association, dated July 12, 2022					X
10.54	Partial Termination Agreement with respect to the Warrant Confirmations, by and between Avaya Holdings Corp. and Barclays Bank PLC, dated July 12, 2022					X
10.55	Partial Termination Agreement with respect to the Warrant Confirmations, by and between Avaya Holdings Corp. and Credit Suisse Capital LLC, dated July 12, 2022					X
10.56	Partial Termination Agreement with respect to the Warrant Confirmations, by and between Avaya Holdings Corp. and JPMorgan Chase Bank, National Association, dated July 12, 2022					X
10.57*	Executive Employment Agreement, dated November 13, 2017, between James M. Chirico, Jr. and Avaya Inc.	10-12B	001-38289	10.8	December 15, 2017
10.58*	Amendment No. 1 to Executive Employment Agreement, dated January 3, 2020, between James M. Chirico, Jr. and Avaya Inc.	8-K	001-38289	10.1	January 6, 2020
10.59*	Executive Employment Agreement, dated July 28, 2022, between Alan B. Masarek and Avaya Inc.					X
10.60*	Employment Offer Letter, dated January 30, 2019, between Kieran McGrath and Avaya Inc.	10-K	001-38289	10.38	November 29, 2019
10.61*	Employment Offer Letter, dated November 16, 2017, between Shefali Shah and Avaya Inc.	10-K	001-38289	10.39	November 29, 2019
10.62*	Employment Offer Letter, dated August 9, 2020, between Stephen D. Spears and Avaya Inc.	10-K	001-38289	10.54	November 25, 2020
10.63*	Form of Director and Officer Indemnification Agreement	10-12B	001-38289	10.1	December 22, 2017
10.64*+
Schedule 1 to the Management Services Agreement, dated as of November 4, 2022, by and between Avaya Holdings Corp. and AP Services, LLC, a subsidiary of AlixPartners, LLP, related to the provision of the services of Interim CFO Rebecca A. Roof
X
21.1	List of Subsidiaries					X
31.1	Certification of Alan B. Masarek pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Amy O'Keefe, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Alan B. Masarek pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Amy O'Keefe, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover Page Interactive Data File (Formatted as Inline XBRL in Exhibit 101)					X
*    Indicates management contract or compensatory plan or arrangement.
+    Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K, which portions will be furnished to the Securities and Exchange Commission upon request.
(c) Not applicable.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 8, 2023.

AVAYA HOLDINGS CORP.

By:	/s/ AMY O'KEEFE
Name:	Amy O'Keefe
Title:	Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN B. MASAREK	Director, President and Chief Executive Officer (Principal Executive Officer)	September 8, 2023
Alan B. Masarek
/s/ AMY O'KEEFE	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	September 8, 2023
Amy O'Keefe
/s/ KEVIN SPEED	Global Vice President, Controller and Chief Accounting Officer	September 8, 2023
Kevin Speed
/s/ PATRICK J. DENNIS	Chair of the Board of Directors	September 8, 2023
Patrick J. Dennis
/s/ ROBERT KALSOW-RAMOS	Vice Chair of the Board of Directors	September 8, 2023
Robert Kalsow-Ramos
/s/ PATRICK J. BARTELS, JR.	Director	September 8, 2023
Patrick J. Bartels, Jr.
/s/ MARYLOU MACO	Director	September 8, 2023
Marylou Maco
/s/ AARON MILLER	Director	September 8, 2023
Aaron Miller
/s/ DONALD E. MORGAN, III	Director	September 8, 2023
Donald E. Morgan, III
/s/ THOMAS T. NIELSEN	Director	September 8, 2023
Thomas T. Nielsen
/s/ JACQUELINE D. WOODS	Director	September 8, 2023
Jacqueline D. Woods