Form 10-Q
period 2022-12-31
Avaya Holdings Corp.
filed 2023-09-08
CIK 1418100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
Explanatory Note
As previously disclosed in the Company’s NT 10-Q (the "12b-25") filed with the U.S. Securities & Exchange Commission (the “SEC”) on February 10, 2023, the Company was not able to timely file its quarterly report on Form 10-Q because the audit committee (the “Audit Committee”) of the Company’s board of directors was conducting internal investigations to review, among other things, the circumstances surrounding the Company’s financial results for the quarter ended June 30, 2022 and items related to a whistleblower claim. The Audit Committee has completed its planned procedures with respect to its investigations and continues to cooperate with the SEC's ongoing investigation, which could require additional procedures to be performed. The results of the investigations are disclosed in Note 1, "Background and Basis of Presentation," to the Company's Condensed Consolidated Financial Statements. Additionally, the Company has completed its impairment assessment of its long lived assets, including its intangible assets. The Company has also determined that its internal control over financial reporting is not effective as of December 31, 2022 as a result of material weaknesses disclosed in Item 4.
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
After the Petition Date, following the effectiveness of a Form 25-NSE and the filing of post-effective amendments to outstanding registration statements to remove unsold securities, the Company filed a Form 15 with the United States Securities and Exchange Commission (the "SEC") to deregister its Common Stock under the Securities Exchange Act of 1934 (the “Exchange Act”) and to suspend its reporting obligations pursuant to Section 15(d)(1) of the Exchange Act, because the Company had less than 300 holders of record of each class of securities to which Securities Act registration statements related at the beginning of its 2023 fiscal year. The Company is filing this report to comply with its obligations to file all reports required to be filed with the SEC not filed prior to the filing of the Form 15.
2

The Bankruptcy Court confirmed the Plan on March 22, 2023, and the Debtors satisfied all conditions required for Plan effectiveness and emerged from the Chapter 11 Cases as a non-reporting private company on May 1, 2023 (the "Emergence Date").

3

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three months ended December 31,
	2022	2021
REVENUE
Products	$136	$231
Services	282	482
	418	713
COSTS
Products:
Costs	70	111
Amortization of technology intangible assets	35	42
Services	165	191
	270	344
GROSS PROFIT	148	369
OPERATING EXPENSES
Selling, general and administrative	221	262
Research and development	50	61
Amortization of intangible assets	39	40
Impairment charges	9	—
Restructuring charges, net	10	7
	329	370
OPERATING LOSS	(181)	(1)
Interest expense	(5)	(54)
Other (expense) income, net	(4)	7
LOSS BEFORE INCOME TAXES	(190)	(48)
Benefit from (provision for) income taxes	26	(18)
NET LOSS	$(164)	$(66)
LOSS PER SHARE
Basic	$(1.89)	$(0.79)
Diluted	$(1.89)	$(0.79)
Weighted average shares outstanding
Basic	87.5	84.7
Diluted	87.5	84.7
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In millions)

	Three months ended December 31,
	2022	2021
Net loss	$(164)	$(66)
Other comprehensive (loss) income:
Pension, post-retirement and post-employment benefit-related items, net of income taxes of $0 for both the three months ended December 31, 2022 and 2021, respectively	(6)	(1)
Cumulative translation adjustment	(14)	13
Change in interest rate swaps, net of income taxes of $(18) and $0 for the three months ended December 31, 2022 and 2021, respectively	(80)	28
Other comprehensive (loss) income	(100)	40
Total comprehensive loss	$(264)	$(26)
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share and share amounts)

	December 31, 2022	September 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$225	$253
Restricted cash	223	222
Accounts receivable, net	302	322
Inventory	81	74
Contract assets, net	505	543
Contract costs	104	110
Other current assets	113	116
TOTAL CURRENT ASSETS	1,553	1,640
Property, plant and equipment, net	280	281
Intangible assets, net	1,695	1,776
Operating lease right-of-use assets	90	97
Other assets	229	279
TOTAL ASSETS	$3,847	$4,073
LIABILITIES
Current liabilities:
Debt maturing within one year	$3,358	$210
Accounts payable	263	263
Payroll and benefit obligations	105	108
Contract liabilities	255	245
Operating lease liabilities	40	40
Business restructuring reserves	19	26
Other current liabilities	137	137
TOTAL CURRENT LIABILITIES	4,177	1,029
Non-current liabilities:
Long-term debt	—	3,032
Pension obligations	434	410
Other post-retirement obligations	111	109
Deferred income taxes, net	42	43
Contract liabilities	287	300
Operating lease liabilities	66	72
Business restructuring reserves	26	23
Other liabilities	207	224
TOTAL NON-CURRENT LIABILITIES	1,173	4,213
TOTAL LIABILITIES	5,350	5,242
Commitments and contingencies (Note 18)
Preferred stock, $0.01 par value; 55,000,000 shares authorized at December 31, 2022 and September 30, 2022
Convertible series A preferred stock; 125,000 shares issued and outstanding at December 31, 2022 and September 30, 2022	134	133
STOCKHOLDERS' DEFICIT
Common stock, $0.01 par value; 550,000,000 shares authorized; 86,846,958 shares issued and outstanding at December 31, 2022 and September 30, 2022	1	1
Additional paid-in capital	1,428	1,546
Accumulated deficit	(3,198)	(3,081)
Accumulated other comprehensive income	132	232
TOTAL STOCKHOLDERS' DEFICIT	(1,637)	(1,302)
TOTAL LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' DEFICIT	$3,847	$4,073
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Changes in Stockholders' (Deficit) Equity (Unaudited)
(In millions)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' (Deficit) Equity
	Shares	Par Value
Balance as of September 30, 2022	86.8	$1	$1,546	$(3,081)	$232	$(1,302)
Share-based compensation expense			1			1
Preferred stock dividends accrued			(1)			(1)
Adoption of ASU 2020-06 (Note 2)			(118)	47		(71)
Net loss				(164)		(164)
Other comprehensive loss					(100)	(100)
Balance as of December 31, 2022	86.8	$1	$1,428	$(3,198)	$132	$(1,637)

Balance as of September 30, 2021	84.1	$1	$1,467	$(985)	$(91)	$392
Issuance of common stock under the equity incentive plan and the Stock Bonus Program	0.9		5			5
Issuance of common stock under the employee stock purchase plan	0.2		3			3
Shares repurchased and retired for tax withholding on vesting of restricted stock units and Stock Bonus Program shares	(0.3)		(7)			(7)
Share-based compensation expense			14			14
Preferred stock dividends paid			(1)			(1)
Net loss				(66)		(66)
Other comprehensive income					40	40
Balance as of December 31, 2021	84.9	$1	$1,481	$(1,051)	$(51)	$380
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Avaya Holdings Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three months ended December 31,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(164)	$(66)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	99	104
Share-based compensation	1	14
Amortization of debt discount and issuance costs	5	7
Deferred income taxes, net	(19)	(4)
Impairment charges	9	—
Change in fair value of emergence date warrants	—	(1)
Change in fair value of interest rate swap agreements	13	—
Change in fair value of debt-related embedded derivatives	(16)	—
Reclassification of AOCI associated with interest rate swaps	(62)	—
Unrealized gain on foreign currency transactions	10	(2)
Other non-cash charges, net	1	2
Changes in operating assets and liabilities:
Accounts receivable	22	(44)
Inventory	(9)	1
Contract assets	48	(57)
Contract costs	13	(1)
Accounts payable	(4)	46
Payroll and benefit obligations	(12)	(70)
Business restructuring reserves	(8)	(3)
Contract liabilities	(9)	(28)
Other assets and liabilities	17	(9)
NET CASH USED FOR OPERATING ACTIVITIES	(65)	(111)
INVESTING ACTIVITIES:
Capital expenditures	(17)	(27)
NET CASH USED FOR INVESTING ACTIVITIES	(17)	(27)
FINANCING ACTIVITIES:
Borrowings under ABL Credit Agreement	90	—
Repayments of ABL Credit Agreement	(34)	—
Principal payments for financing leases	(2)	(2)
Proceeds from Employee Stock Purchase Plan	—	4
Proceeds from exercises of stock options	—	1
Preferred stock dividends paid	—	(1)
Shares repurchased for tax withholdings on vesting of restricted stock units and Stock Bonus Program shares	—	(7)
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	54	(5)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2	(1)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(26)	(144)
Cash, cash equivalents, and restricted cash at beginning of period	478	502
Cash, cash equivalents, and restricted cash at end of period	$452	$358
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
Basis of Presentation
Avaya Holdings has no material assets or standalone operations other than its ownership of its direct wholly-owned subsidiary Avaya Inc. and its subsidiaries. The accompanying unaudited interim Condensed Consolidated Financial Statements reflect the operating results of Avaya Holdings and its consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial statements. The unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2022, included in the Company's Annual Report on Form 10-K filed with the SEC on September 8, 2023. In management's opinion, these unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary to fairly state the results of operations, financial position and cash flows for the periods indicated. The unaudited condensed consolidated results of operations for the interim periods reported are not necessarily indicative of the results for the entire fiscal year.
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
Board and Audit Committee Investigations
In February 2023, the Company announced a delay in the filing of its Quarterly Report on Form 10-Q (this "Quarterly Report") for the quarter ended December 31, 2022, due to, among other things, the commencement of an investigation by the audit committee (the "Audit Committee", and such investigation, the "Financial Results Investigation") of the Company's board of directors (the "Board") related to the circumstances surrounding the Company's financial results for the third quarter of fiscal 2022, which were significantly lower than the Company's expectations and previously issued guidance. This investigation also addressed the information provided by the Company to the lenders of the Tranche B-3 Term Loans and the 8.00% Exchangeable Senior Secured Notes due 2027 which was funded in July 2022 as discussed in Note 7, "Financing Arrangements."
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
On February 10, 2023, the Company filed a Form 12b-25 announcing a delay in the filing of its Quarterly Report on Form 10-Q for the three months ended December 31, 2022. As a result of the activities noted above, the Company required additional time to complete its review of its financial statements and other disclosures as of December 31, 2022, and to complete its quarterly closing processes and controls, and was unable to file its Quarterly Report on Form 10-Q on or prior to the prescribed due date of February 9, 2023.
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
In addition, the investigation identified revenue of $3 million that was recognized for product shipments during the three months ended March 31, 2022 that had rights of return and, accordingly, should not have been recognized as revenue. The Company corrected this error during the three months ended June 30, 2022. This out-of-period correction was not material to any interim period and had no impact on the financial results for the year ended September 30, 2022.
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
During the fiscal year ended September 30, 2022, the Company experienced a significant slowdown in its operations and had operating cash outflows of $312 million. Additionally, prior to the Chapter 11 Cases, the Company had been involved in discussions with its lenders relating to the financing transactions it completed in July 2022 (as described further in Note 7, "Financing Arrangements") and the scheduled June 2023 maturity of the Convertible Notes. In its Form 12b-25 in respect of the Quarterly Report on Form 10-Q for the period ended June 30, 2022 filed with the SEC on August 9, 2022, the Company indicated that in light of the Convertible Notes being characterized as a current liability and the related engagement with advisors to address the Convertible Notes, coupled with the decline in revenues during the third quarter, which represented substantially lower revenues than previous Company expectations, and the negative impact of significant operating losses on the Company's cash balance, the Company determined that there was substantial doubt about the Company's ability to continue as a going concern.
The Company has completed certain restructuring actions and is working to complete its remaining restructuring plan as its operating cash flows are expected to remain negative through at least fiscal 2023. The Company may take additional actions, as needed. The Company’s plans are designed to reduce its operating expenses and improve cash flows in line with its forecasted revenues. On the Emergence Date, the Company had approximately $585 million of cash and cash equivalents, and its post-Emergence debt profile was significantly improved (an aggregate principal amount of $810 million compared to $3,420 million at December 31, 2022), reducing its annual interest expense and extending the earliest maturity of its non-revolving long-term debt to 2028. This post-Emergence capital structure, coupled with restructuring actions that the Company executed to reduce its on-going operating expenses, have provided the Company with sufficient working capital to meet its operating cash flow requirements for at least one year from the issuance of these financial statements. Accordingly, as a result of the successful Emergence, the Company has alleviated the substantial doubt that had previously existed regarding the Company's ability to continue as a going concern. The Company's longer term liquidity profile will depend on successfully implementing its strategic plan which includes enhancing its product offerings, successfully partnering with alliance companies and executing on remaining cost reductions.

2. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06, "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity." This standard simplifies the accounting for convertible instruments and the application of the derivatives scope exception for contracts in an entity's own equity. The standard also amends the accounting for convertible instruments in the diluted earnings per share calculation and requires enhanced disclosures of convertible instruments and contracts in an entity's own equity. The Company adopted the standard on a modified retrospective basis effective October 1, 2022.
Upon adoption, the Company recorded a cumulative effect adjustment which decreased the opening balance of Accumulated deficit on the Condensed Consolidated Balance Sheet by $47 million, decreased Additional paid-in-capital by $118 million and increased Debt maturing within one year and Long-term debt by $10 million and $61 million, respectively, to eliminate the historical separation of debt and equity components of the Company's convertible or exchangeable debt instruments.
Recent Standards Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): "Facilitation of the Effects of Reference Rate Reform on Financial Reporting". This standard, along with other guidance subsequently issued by the FASB, contains practical expedients for reference rate reform related activities that impact debt, derivatives and other contracts. The guidance in this standard is optional and may be elected at any time as reference rate reform activities occur. The standard may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2024. The Company intends to use the expedients, if needed, for the reference rate transition. The Company continues to monitor activities related to reference rate reform and does not currently expect this standard to have a material impact on the Company's Condensed Consolidated Financial Statements.
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
In March 2022, the FASB issued ASU 2022-02, "Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." This standard requires an entity to disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases measured at amortized cost. The standard also eliminates the existing troubled debt restructuring recognition and measurement guidance and, instead, requires an entity to evaluate whether the modification represents a new loan or a continuation of an existing loan in a manner consistent with other loan modifications. This standard is effective for the Company in the first quarter of fiscal 2024, with early adoption permitted. The Company is currently assessing the impact the new guidance will have on its Condensed Consolidated Financial Statements.
In September 2022, the FASB issued ASU 2022-04, "Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations." This standard requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The amendments in this standard do not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. The standard is effective for the Company in the first quarter of fiscal 2024, with early adoption permitted. Certain disclosures required by the standard are effective in the first quarter of fiscal 2025. The Company is currently assessing the impact the new guidance will have on its disclosures within its Condensed Consolidated Financial Statements.

3. Contracts with Customers
Disaggregation of Revenue
The following tables provide the Company's disaggregated revenue for the periods presented:

	Three months ended December 31,
(In millions)	2022	2021
Revenue:
Products & Solutions	$136	$231
Services	282	482
Total Revenue	$418	$713

	Three months ended December 31, 2022			Three months ended December 31, 2021
(In millions)	Products & Solutions	Services	Total	Products & Solutions	Services	Total
Revenue:
U.S.	$62	$146	$208	$114	$261	$375
International:
Europe, Middle East and Africa	38	71	109	65	127	192
Asia Pacific	19	37	56	32	49	81
Americas International - Canada and Latin America	17	28	45	20	45	65
Total International	74	136	210	117	221	338
Total Revenue	$136	$282	$418	$231	$482	$713
Transaction Price Allocated to the Remaining Performance Obligations
The transaction price allocated to remaining performance obligations that were wholly or partially unsatisfied as of December 31, 2022 was $1,920 million, of which 52% and 26% is expected to be recognized within 12 months and 13-24 months, respectively, with the remaining balance expected to be recognized thereafter. This excludes amounts for remaining performance obligations that are (1) for contracts recognized over time using the "right to invoice" practical expedient, (2) related to sales or usage based royalties promised in exchange for a license of intellectual property and (3) related to variable consideration allocated entirely to a wholly unsatisfied performance obligation.

Contract Balances
The following table provides information about accounts receivable, contract assets, contract costs and contract liabilities for the periods presented:

(In millions)	December 31, 2022	September 30, 2022	Increase (Decrease)
Accounts receivable, net	$302	$322	$(20)

Contract assets, net:
Current	$505	$543	$(38)
Non-current (Other assets)	127	134	(7)
	$632	$677	$(45)

Cost of obtaining a contract:
Current (Contract costs)	$78	$81	$(3)
Non-current (Other assets)	40	46	(6)
	$118	$127	$(9)

Cost to fulfill a contract:
Current (Contract costs)	$26	$29	$(3)

Contract liabilities:
Current	$255	$245	$10
Non-current	287	300	(13)
	$542	$545	$(3)
The decrease in Contract assets was mainly driven by billings which outpaced bookings in the Company's subscription offerings during the quarter. The decrease in contract costs was driven by lower sales and continued shift to subscription offerings. The decrease in Contract liabilities was mainly driven by anticipated declines in hardware maintenance and software support services as customers continue to transition to the Company's subscription hybrid offering. The decrease was also driven by lower revenue earned from the consideration advance received in connection with the strategic partnership with RingCentral, Inc..
During the three months ended December 31, 2022 and 2021, the Company did not record any asset impairment charges related to contract assets.
During the three months ended December 31, 2022 and 2021, the Company recognized revenue of $109 million and $162 million that had been previously recorded as a Contract liability as of October 1, 2022 and October 1, 2021, respectively.
During the three months ended December 31, 2022 and 2021, the Company recognized a decrease in revenue of $4 million and $2 million, respectively, for performance obligations that were satisfied, or partially satisfied, in prior periods.
As disclosed in Note 19, "Subsequent Events,” the Company and RingCentral agreed to amend their agreement.

Contract Costs
The following table provides information regarding the location and amount for amortization of costs to obtain and costs to fulfill customer contracts recognized in the Company's Condensed Consolidated Statements of Operations for the periods presented:

	Three months ended December 31,
(In millions)	2022	2021
Costs to obtain customer contracts:
Selling, general and administrative	$37	$44
Revenue	2	4
Total Amortization	$39	$48

Costs to fulfill customer contracts:
Costs	$3	$8
Allowance for Credit Losses
The following table presents the change in the allowance for credit losses by portfolio segment for the period indicated:

(In millions)	Accounts Receivable(1)	Short-term Contract Assets(2)	Long-term Contract Assets(3)	Total
Allowance for credit loss as of September 30, 2022	$5	$1	$2	$8
Adjustment to credit loss provision	—	—	(1)	(1)
Write-offs, net of recoveries	—	—	—	—
Allowance for credit loss as of December 31, 2022	$5	$1	$1	$7
(1)Recorded within Accounts receivable, net on the Condensed Consolidated Balance Sheets.
(2)Recorded within Contract assets, net on the Condensed Consolidated Balance Sheets.
(3)Recorded within Other assets on the Condensed Consolidated Balance Sheets.

4. Intangible Assets, net
The Company's intangible assets consist of the following for the periods indicated:

(In millions)	Technology and Patents	Customer Relationships and Other Intangibles	Trademarks and Trade Names	Total
Balance as of December 31, 2022
Finite-lived intangible assets:
Cost	$966	$2,149	$42	$3,157
Accumulated amortization	(834)	(781)	(25)	(1,640)
Finite-lived intangible assets, net	132	1,368	17	1,517
Indefinite-lived intangible assets:
Cost	—	—	333	333
Accumulated impairment	—	—	(155)	(155)
Indefinite-lived intangible assets, net	—	—	178	178
Intangible assets, net	$132	$1,368	$195	$1,695
Balance as of September 30, 2022
Finite-lived intangible assets:
Cost	$964	$2,146	$42	$3,152
Accumulated amortization	(797)	(741)	(25)	(1,563)
Finite-lived intangible assets, net	167	1,405	17	1,589
Indefinite-lived intangible assets:
Cost	—	—	333	333
Accumulated impairment	—	—	(146)	(146)
Indefinite-lived intangible assets, net	—	—	187	187
Intangible assets, net	$167	$1,405	$204	$1,776
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
As announced in a Form 8-K dated December 13, 2022, the Company was unable to reach an out-of-court resolution with certain holders of the Convertible Notes, Senior Notes, Exchangeable Notes, and the Term Loans outstanding under the Term Loan Credit Agreement, regarding one or more potential financings, refinancings, recapitalizations, reorganizations, restructurings, or investment transactions involving the Company. As a result, the Company revised its outlook to reflect the increased likelihood of a solvency event. The Company concluded that a triggering event had occurred and performed an interim quantitative impairment test for its indefinite-lived intangible asset, the Avaya Trade Name, as of December 31, 2022 to compare the fair value of the Avaya Trade Name to its carrying amount.
The fair value of the Avaya Trade Name was estimated using the relief-from-royalty model, a form of the income approach. Under this methodology, the fair value of the trade name was estimated by applying a royalty rate to forecasted net revenues which was then discounted using a risk-adjusted rate of return on capital. The model relies on assumptions regarding revenue growth rates, royalty rate, discount rate and terminal growth rate. Revenue growth rates inherent in the forecast were based on input from internal and external market intelligence research sources that compare factors such as growth in global economies, regional industry trends and product evolutions. The royalty rate was determined using a set of observed market royalty rates. The discount rate the Company used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk and the rate of return an outside investor would expect to earn. To estimate royalty cash flows beyond the final year of its model, the Company used a terminal value approach. Under this approach, the Company applied a perpetuity growth assumption to determine the terminal value. The Company incorporated the present value of the resulting terminal value into its estimate of fair value. The result of the interim impairment test of the Avaya Trade Name as of December 31, 2022 indicated that the carrying amount of the Avaya Trade Name exceeded its estimated fair value primarily due to the updated outlook. As a result, the Company recorded an indefinite-lived intangible asset impairment charge of $9 million within the Impairment charges line item in the Condensed Consolidated Statements of Operations, representing the amount by which the carrying amount of the Avaya Trade Name exceeded its fair value. As of December 31, 2022, the remaining carrying amount of the Avaya Trade Name was $178 million.
To the extent that business conditions deteriorate further or if changes in key assumptions and estimates differ significantly from management's expectations, it may be necessary to record additional impairment charges in the future.
5. Supplementary Financial Information
The following table presents a summary of other (expense) income, net for the periods indicated:

	Three months ended December 31,
(In millions)	2022	2021
OTHER (EXPENSE) INCOME, NET
Interest income	$4	$—
Foreign currency losses, net	(10)	—
Other pension and post-retirement benefit credits, net	2	6
Change in fair value of 2017 Emergence Date Warrants	—	1
Total other (expense) income, net	$(4)	$7
The following table presents supplemental cash flow information for the periods presented:

	Three months ended December 31,
(In millions)	2022	2021
OTHER PAYMENTS
Interest payments (excluding lease related interest)	$55	$33
Income tax payments	5	7

NON-CASH INVESTING ACTIVITIES
Increase (decrease) in Accounts payable for Capital expenditures	$1	$(2)
Acquisition of equipment under operating leases	1	7
During the three months ended December 31, 2022 and 2021, the Company made payments for operating lease liabilities of $12 million and $15 million, respectively, and made payments for finance lease liabilities of $3 million and $3 million, respectively.
The following table presents a reconciliation of cash, cash equivalents, and restricted cash that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows for the periods presented:

(In millions)	December 31, 2022	September 30, 2022	December 31, 2021	September 30, 2021
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$225	$253	$354	$498
Restricted cash	223	222	—	—
Restricted cash included in other assets	4	3	4	4
Total cash, cash equivalents, and restricted cash	$452	$478	$358	$502

6. Business Restructuring Reserves and Programs
The following table summarizes the restructuring charges by activity for the periods presented:

	Three months ended December 31,
(In millions)	2022	2021
Employee separation costs	$8	$2
Facility exit costs	2	5
Total restructuring charges	$10	$7

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
The following table summarizes the activity for employee separation costs recognized under the Company's restructuring programs for the three months ended December 31, 2022:

(In millions)	Fiscal 2023 Restructuring Program(1)	Fiscal 2022 Restructuring Program(1)	Fiscal 2021 and prior Restructuring Programs(2)	Total
Accrual balance as of September 30, 2022	$—	$26	$23	$49
Restructuring charges	8	—	—	8
Cash payments	(2)	(11)	(3)	(16)
Impact of foreign currency fluctuations	—	2	2	4
Accrual balance as of December 31, 2022	$6	$17	$22	$45
(1)Payments related to the fiscal 2023 and fiscal 2022 restructuring programs are expected to be completed in fiscal 2028.
(2)Payments related to the fiscal 2021 and prior restructuring programs are expected to be completed in fiscal 2027.
7. Financing Arrangements
The following table reflects principal amounts of debt and debt net of discounts and issuance costs for the periods presented:

	December 31, 2022		September 30, 2022
(In millions)	Principal amount	Net of discounts and issuance costs	Principal amount	Net of discounts and issuance costs
Senior 6.125% Notes due September 15, 2028	$1,000	$988	$1,000	$988
Tranche B-1 Term Loans due December 15, 2027	800	784	800	783
Tranche B-2 Term Loans due December 15, 2027	743	738	743	738
Tranche B-3 Term Loans due December 15, 2027	350	285	350	282
Exchangeable 8.00% Senior Notes due December 15, 2027	250	231	250	169
Convertible 2.25% Senior Notes due June 15, 2023	221	220	221	210
ABL Credit Agreement due September 25, 2025	56	56	—	—
Total debt	$3,420	$3,302	$3,364	$3,170
Embedded derivatives liabilities	56	56	72	72
Debt maturing within one year	(3,476)	(3,358)	(221)	(210)
Long-term debt, net of current portion and derivatives	$—	$—	$3,215	$3,032
Term Loan and ABL Credit Agreements
As of December 31, 2022 and September 30, 2022, the Company maintained (i) its Term Loan Credit Agreement among Avaya Inc., as borrower, Avaya Holdings, the lending institutions from time to time party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent (the "Term Loan Credit Agreement") and (ii) its ABL Credit Agreement, among Avaya Inc., as borrower, Avaya Holdings, the several other borrowers party thereto, the several lenders from time to time party thereto, and Citibank, N.A., as administrative agent and collateral agent, which provided a revolving credit facility consisting of a U.S. tranche and a foreign tranche allowing for borrowings of up to an aggregate principal amount of $200 million subject to borrowing base availability (the "ABL Credit Agreement"). The ABL Credit Agreement matures on September 25, 2025.
Prior to July 12, 2022, the Term Loan Credit Agreement matured in two tranches, with principal amounts of $800 million (the "Tranche B-1 Term Loans") and $743 million (the "Tranche B-2 Term Loans") maturing on December 15, 2027. On July 12, 2022, the Company amended the Term Loan Credit Agreement ("Amendment No. 4"), pursuant to which the Company incurred incremental term loans in an aggregate principal amount of $350 million (the "Tranche B-3 Term Loans"). The Tranche B-3 Term Loans bear interest (a) in the case of alternative base rate ("ABR") Loans at rate per annum equal to 9.00% plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the U.S. prime rate as publicly announced in the Wall Street

Journal and (iii) the greater of (x) the adjusted Secured Overnight Financing Rate ("SOFR") Rate for an interest period of one month plus 1.00% and (y) 2.00% and (b) in the case of SOFR Loans, bear interest at a rate per annum equal to 10.00% plus the applicable SOFR rate, subject to a 1.00% floor. Amendment No. 4 also made certain other changes to the Term Loan Credit Agreement solely for the benefit of the lenders providing the Tranche B-3 Term Loans, including reducing flexibility for the Company to incur additional debt and liens or make restricted payments or investments under certain of the negative covenants. The Company placed $221 million of the net proceeds of the Tranche B-3 Term Loans in escrow. Filing of the Chapter 11 Cases triggered an event of default under the Term Loan Credit Agreement causing the automatic acceleration of all obligations thereunder, including the Tranche B-3 Term Loans.
The Company evaluated Amendment No. 4 in accordance with ASC 815, Derivatives and Hedging, and determined that there are embedded features in the amendment that are not clearly and closely related to the underlying debt instrument and did not qualify for any scope exceptions set forth in the accounting standards. Accordingly, these embedded features are required to be bifurcated from their host instrument and accounted for separately as an embedded derivative liability. As a result, the Company recorded the fair value of the embedded derivatives as of the issuance date as a $30 million reduction of the initial carrying amount of the Tranche B-3 Term Loans (as part of the debt discount). The discount is amortized to interest expense using the effective interest method over the life of the Tranche B-3 Term Loans. The embedded derivatives will be adjusted to fair value each reported period with changes in fair value subsequent to the issuance date recognized within Interest Expense in the Condensed Consolidated Statements of Operations. See Note 8, "Derivative Instruments and Hedging Activities," for further information regarding the valuation of the embedded derivatives. The aggregate fair value of the embedded derivatives is reflected within Long-term debt in the Condensed Consolidated Balance Sheets.
For the three months ended December 31, 2022 and 2021, the Company recognized interest expense of $30 million and $18 million, respectively, related to the Term Loan Credit Agreement, including the amortization of the underwriting discount and issuance costs. The three months ended December 31, 2022 includes $(17) million of interest expense related to the change in the fair value of the Tranche B-3 Term Loans embedded derivatives during the period.
As of December 31, 2022, the Company had an outstanding balance of $56 million under the ABL Credit Agreement, which includes borrowings of $90 million and repayments of $34 million made during the first quarter of fiscal 2023. The borrowing matures monthly and is renewable at the Company's election in accordance with the terms and conditions of the ABL Credit Agreement. As of December 31, 2022, the Company has the ability and intent to repay the ABL Credit Agreement balance within one year and has classified the balance as current. Under the terms of the ABL Credit Agreement, the Company can issue letters of credit up to $150 million. At December 31, 2022, the Company had issued and outstanding letters of credit and guarantees of $38 million under the ABL Credit Agreement. The aggregate additional principal amount that may be borrowed under the ABL Credit Agreement, based on the borrowing base less $38 million of outstanding borrowings, letters of credit and guarantees was $21 million at December 31, 2022. For the three months ended December 31, 2022, recognized interest expense related to the ABL Credit Agreement was $1 million. For the three months ended December 31, 2021, recognized interest expense related to the ABL Credit Agreement was not material.
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
For each of the three months ended December 31, 2022 and 2021, the Company recognized interest expense of $16 million related to the Senior Notes, including the amortization of debt issuance costs.
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
On July 12, 2022, the Company repurchased approximately $129 million principal amount of the Company's $350 million Convertible Notes due June 15, 2023. The repurchase was accounted for as a loan extinguishment. Based on the application of the loan extinguishment guidance within ASC 470, the Company recorded a $5 million gain on extinguishment within Interest expense in the Consolidated Statements of Operations during fiscal 2022. In connection with the repurchase, the Company terminated a portion of the Bond Hedge and Call Spread Warrants, each representing 4.7 million of its common stock.

For the three months ended December 31, 2022 and 2021, the Company recognized interest expense of $2 million and $7 million related to the Convertible Notes, which includes $0 million and $5 million of amortization of the debt discount and issuance costs, respectively.
The net carrying amount of the Convertible Notes for the periods indicated was as follows:

(In millions)	December 31, 2022	September 30, 2022
Principal	$221	$221
Less:
Unamortized debt discount	—	(10)
Unamortized issuance costs	(1)	(1)
Net carrying amount	$220	$210
The net carrying amount of the equity component of the Convertible Notes for the periods indicated was as follows:

(In millions)	December 31, 2022 (1)	September 30, 2022
Debt discount for conversion option	$79	$92
Less:
Conversion option retirement	—	(10)
Issuance costs	—	(3)
Adoption of ASU 2020-06	(56)	—
Net carrying amount	$23	$79
(1)Upon adoption of ASU 2020-06 on October 1, 2022, the Company recorded an adjustment to reclassify the debt discount for the conversion option and issuance costs associated with the equity component of the Convertible Notes. See Note 2, "Recent Accounting Pronouncements," for further information regarding the cumulative effect adjustment made by the Company upon adoption. The remaining equity component of the Convertible Notes is related to the $129 million of the Convertible Notes which were repurchased prior to the adoption of ASU 2020-06 as described above.
Exchangeable Notes
On July 12, 2022, the Company issued its 8.00% Exchangeable Senior Secured Notes due 2027 with an aggregate principal amount of $250 million (the "Exchangeable Notes"). The Exchangeable Notes were issued pursuant to an indenture by and among Avaya Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee, exchange agent and notes collateral agent.
The Company evaluated the indenture governing the Exchangeable Notes in accordance with ASC 815, Derivatives and Hedging, and determined that there are embedded features in the indenture that are not clearly and closely related to the underlying debt instrument and did not qualify for any scope exceptions set forth in the accounting standards. Accordingly, these embedded features are required to be bifurcated from their host instrument and accounted for separately as an embedded derivative liability. As a result, the Company recorded the fair value of the embedded derivatives as of the issuance date as a $4 million reduction of the initial carrying amount of the Exchangeable Notes (as part of the debt discount). The discount is amortized to interest expense using the effective interest method over the life of the Exchangeable Notes. The embedded derivatives will be adjusted to fair value each reported period with changes in fair value subsequent to the issuance date recognized within Interest Expense in the Condensed Consolidated Statements of Operations. See Note 8, "Derivative Instruments and Hedging Activities," for further information regarding the valuation of the embedded derivatives. The aggregate fair value of the embedded derivatives is reflected within Long-term debt in the Condensed Consolidated Balance Sheets.
For the three months ended December 31, 2022, the Company recognized interest expense of $7 million related to the Exchangeable Notes, which includes $1 million of amortization of the debt issuance costs, and $1 million related to the change in the fair value of the Exchangeable Notes embedded derivatives during the period.

The net carrying amount of the Exchangeable Notes for the periods indicated was as follows:

(In millions)	December 31, 2022	September 30, 2022
Principal	$250	$250
Less:
Unamortized debt discount	—	(65)
Unamortized issuance costs	(15)	(12)
Unamortized debt discount - Embedded derivative liability	(4)	(4)
Net carrying amount	$231	$169
The net carrying amount of the equity component of the Exchangeable Notes for the period indicated was as follows:

(In millions)	December 31, 2022 (1)	September 30, 2022
Debt discount for conversion option	$62	$66
Less:
Issuance costs	—	(4)
Adoption of ASU 2020-06	(62)	—
Net carrying amount	$—	$62
(1)Upon adoption of ASU 2020-06 on October 1, 2022, The Company recorded an adjustment to reclassify the debt discount for the conversion option and issuance costs associated with the equity component of the Exchangeable Notes. See Note 2, "Recent Accounting Pronouncements," for further information regarding the cumulative effect adjustment made by the Company upon adoption.
The weighted average contractual interest rate of the Company's outstanding debt was 8.0% as of December 31, 2022 and 7.4% as of September 30, 2022, including adjustments related to the Company's interest rate swap agreements (see Note 8, "Derivative Instruments and Hedging Activities"). The effective interest rate for the Term Loan Credit Agreement was 10.7% as of December 31, 2022 and 9.0% as of September 30, 2022. The effective interest rate for the Senior Notes as of December 31, 2022 and September 30, 2022 was not materially different than its contractual interest rate. The effective interest rate for the Convertible Notes was 2.8% as of December 31, 2022, reflecting adjustment to the conversion feature in equity upon adoption of ASU 2020-06. The effective interest rate for the Convertible Notes was 9.2% as of September 30, 2022, reflecting the separation of the conversion feature in equity. The effective interest rate for the Exchangeable Notes was 9.9% as of December 31, 2022, reflecting adjustment to the conversion feature in equity upon adoption of ASU 2020-06. The effective interest rate for the Exchangeable Notes was 17.7% as of September 30, 2022, reflecting the separation of the conversion feature in equity. The effective interest rates include interest on the debt and amortization of discounts and issuance costs.
On December 29, 2022, the Company provided Notices of Default to the administrative agents of the Term Loan Credit Agreement and ABL Credit Agreement; and the trustees of the Senior Notes, Convertible Notes and Exchangeable Notes due to the Company's failure to timely deliver financial statements for the nine months ended June 30, 2022 and the fiscal year ended September 30, 2022. It is not probable that the violation will be cured during the grace period and therefore, in accordance with the terms of the credit agreements, the debt is deemed callable and has been classified as a current liability on the Condensed Consolidated Balance Sheet as of December 31, 2022. As noted in Note 1, "Background and Basis of Presentation," all of the Debtors' pre-petition equity and debt facilities as well as the Debtors' securities were extinguished upon Emergence.
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
Reorganized Company Financing
On the Emergence Date, the DIP Term Loan converted on a dollar-for-dollar basis into a term loan under a senior secured exit term loan facility and the Company incurred an additional $310 million under the facility (including amounts incurred pursuant to a rights offering) for an aggregate principal amount of $810 million (the "Exit Term Loan", such facility, the "Exit Term Loan Facility", and the agreement providing for such facility, the "Exit Term Loan Credit Agreement") and the DIP ABL Facility converted on a dollar-for-dollar basis into a senior secured exit asset-based revolving loan facility (the "Exit ABL Loan", such facility, the "Exit ABL Loan Facility", and the agreement providing for such facility, the "Exit ABL Credit Agreement"). The Exit Term Loan bears interest at a rate equal to (1) Term SOFR plus (i) 7.50% to the extent interest is paid entirely in cash or (ii) 8.50% to the extent interest is paid with a combination of cash and payment in kind (consisting of 1.50% payable in cash and 7.00% paid in kind) or (1) Base Rate plus (i) 6.50% to the extent interest is paid entirely in cash or (ii) 7.50% to the extent interest is paid with a combination of cash and payment in kind (consisting of 1.00% payable in cash and 6.50% paid in kind), subject to a 1.00% floor and matures on August 1, 2028. The Company has the option to pay interest with a combination of cash and payment-in-kind for interest payment dates through, and including, June 30, 2024. For interest payments dates after June 30, 2024, interest is payable in cash. The Exit ABL Loan bears interest at a rate equal to Term SOFR plus 3.00% or Base Rate plus 2.00% and matures on May 1, 2026.
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
On September 23, 2020, the Company entered into an interest rate swap agreement for a notional amount of $257 million (the “Offsetting Swap Agreement”). Under the terms of the Offsetting Swap Agreement, which matured on December 15, 2022, the Company paid a variable rate of interest based on one-month LIBOR and received a fixed rate of 0.1745%. The Company entered into the Offsetting Swap Agreement to maintain a net notional amount less than the amount of the Company’s variable rate loans outstanding. The Offsetting Swap Agreement was not designated for hedge accounting treatment. On September 23, 2020, Original Swap Agreements with a notional amount of $257 million were also de-designated from hedge accounting treatment. Through June 30, 2022, Original Swap Agreements with a notional amount of $1,543 million were designated as cash flow hedges and deemed highly effective as defined under ASC 815. On June 30, 2022, the Company determined that the hedged transactions were no longer highly probable of occurring as forecasted, and as such, the Company de-designated the remaining Original Swap Agreements from hedge accounting treatment.
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
On March 23, 2022, the Company terminated the Forward Swap Agreements and simultaneously entered into new interest rate swap agreements with four counterparties (the "New Forward Swap Agreements"), which resulted in the receipt of $52 million cash proceeds. The New Forward Swap Agreements fixed a portion of the variable interest due under the Company's Term Loan Credit Agreement from December 15, 2022 through June 15, 2027. Under the terms of the New Forward Swap Agreements, the Company paid a fixed rate of 2.5480% and received a variable rate of interest based on one-month SOFR. The total notional amount of the New Forward Swap Agreements is $1,000 million. Through June 30, 2022, the New Forward Swap Agreements were designated as cash flow hedges and deemed highly effective as defined by ASC 815. On June 30, 2022, the Company determined that the hedged transactions were no longer highly probable of occurring as forecasted, and as such, the Company de-designated the New Forward Swap Agreements from hedge accounting treatment.

The Company records changes in the fair value of interest rate swap agreements designated as cash flow hedges initially within Accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets. As interest expense is recognized on the Term Loan Credit Agreement, the corresponding deferred gain or loss on the cash flow hedge is reclassified from Accumulated other comprehensive income (loss) to Interest expense in the Condensed Consolidated Statements of Operations. The Company records changes in the fair value of interest rate swap agreements not designated for hedge accounting within Interest expense. On September 23, 2020, the Company froze a $15 million deferred loss within Accumulated other comprehensive income (loss) related to the de-designated Original Swap Agreements, which was reclassified to Interest expense over the term of the Original Swap Agreements. On March 23, 2022, the Company froze a $52 million deferred gain within Accumulated other comprehensive income (loss) related to the termination of the Forward Swap Agreements, which was reclassified to Interest expense over the term of the original Forward Swap Agreements. On June 30, 2022, the Company froze a $9 million deferred gain within Accumulated other comprehensive income (loss) related to the de-designation of the Original Swap Agreements and New Forward Swap Agreements, which was reclassified to Interest expense over the term of the respective swap agreements.
In December 2022, the Company concluded that the hedged forecasted transactions related to the interest rate swap agreements are probable of not occurring as a result of the Company's inability to reach an out of court solution regarding potential financings, refinancings, recapitalizations, reorganizations, restructurings or investment transactions involving the Company and certain debt holders. As a result, frozen deferred gains of $63 million related to the Company's interest rate swap agreements were reclassified to Interest expense during the first quarter of fiscal 2023. The Company later terminated its New Forward Swap Agreements resulting in the receipt of $40 million of net cash proceeds which is reflected within cash used for operating activities in the Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2022.
It is management's intention that the net notional amount of interest rate swap agreements be less than or equal to the variable rate loans outstanding during the life of the derivatives.
Debt-Related Embedded Derivatives
The Company's Tranche B-3 Term Loans and Exchangeable Notes contain embedded features that, in certain scenarios, could modify the cash flows of their respective debt instruments. These embedded features (the "Debt-related embedded derivatives") are required to be bifurcated from their host contracts and accounted for as an embedded derivative. The Debt-related embedded derivatives are recorded at fair value with changes in fair value subsequent to the issuance date recorded in Interest expense in the Condensed Consolidated Statements of Operations.
On July 12, 2022, the issuance date, the aggregate fair value of the Debt-related embedded derivatives was $34 million, which was recorded as a debt discount (contra liability) and a derivative liability within Long-term debt on the Consolidated Balance Sheets. As of December 31, 2022 and September 30, 2022, the aggregate fair value of the Debt-related embedded derivatives was $56 million and $72 million, respectively.
The fair value of the derivatives is determined using the with-and-without model which compares the estimated fair value of the underlying debt instrument with the embedded features to the estimated fair value of the underlying debt instrument without the embedded features, with the difference representing the estimated fair value of the embedded derivative features. The with-and-without model includes significant unobservable estimates, including estimated market yield, an estimation of the Company’s probability of default and creditor recovery rates, and the probability of the occurrence of a change of control event or asset sale.
The fair value of the derivatives as of December 31, 2022 was determined using the market assumptions summarized below:

December 31, 2022
Tranche B-3 Term Loans due December 15, 2027
Credit Spread	31.03%
Risk-free interest rates	3.99%
Exchangeable 8.00% Senior Secured Notes due 2027
Credit Spread	31.03%
Risk-free interest rates	3.99%
Implied volatility	273.31%
Price per share of common stock	$0.20
Foreign Currency Forward Contracts
The Company, from time to time, utilizes foreign currency forward contracts primarily to hedge fluctuations associated with certain monetary assets and liabilities including receivables, payables and certain intercompany balances. These foreign currency forward contracts are not designated for hedge accounting treatment. As a result, changes in the fair value of these contracts are recorded as a component of Other income, net to offset the change in the value of the hedged assets and liabilities. As of December 31, 2022, the Company had no open foreign currency forward contracts. As of September 30, 2022, the Company maintained open foreign currency forward contracts with a total notional value of $12 million, hedging the Czech Koruna.
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
The fair value of the 2017 Emergence Date Warrants was determined using a probability weighted Black-Scholes option pricing model. This model requires certain input assumptions including risk-free interest rates, volatility, expected life and dividend rates. Selection of these inputs involves significant judgment. The fair value of the 2017 Emergence Date Warrants as of September 30, 2022 was determined using the input assumptions summarized below:

September 30, 2022 (1)
Expected volatility	113.93%
Risk-free interest rates	2.36%
Contractual remaining life (in years)	0.46
Price per share of common stock	$2.24
(1)The Company qualitatively determined the fair value of the 2017 Emergence Date Warrants as of September 30, 2022 to be negligible as a result of the decline in Company's stock price since the most recent quantitative analysis (June 30, 2022) and the remaining contractual term of 0.21 years as of September 30, 2022. The amounts presented represent the input assumptions as of June 30, 2022.
In determining the fair value of the 2017 Emergence Date Warrants, the dividend yield was assumed to be zero as the Company did not anticipate paying dividends on its common stock throughout the term of the warrants.

Financial Statement Information Related to Derivative Instruments
The following table summarizes the fair value of the Company's derivatives on a gross basis, including accrued interest:

		December 31, 2022		September 30, 2022
(In millions)	Balance Sheet Caption	Asset	Liability	Asset	Liability
Derivatives Not Designated as Hedging Instruments:
Interest rate contracts	Other current assets	$—	$—	$15	$—
Interest rate contracts	Other assets	—	—	40	—
Interest rate contracts	Other current liabilities	—	—	—	2
Debt-related embedded derivatives	Debt maturing within one year	—	56	—	—
Debt-related embedded derivatives	Long-term debt	—	—	—	72
		—	56	55	74
Total derivatives fair value		$—	$56	$55	$74
The following table provides information regarding the location and amount of pre-tax gains (losses) for interest rate contracts designated as cash flow hedges:

	Three months ended December 31,
	2022		2021
(In millions)	Interest Expense	Other Comprehensive Loss	Interest Expense	Other Comprehensive Income
Financial Statement Line Item in which Cash Flow Hedges are Recorded	$(5)	$(100)	$(54)	$40

Impact of cash flow hedging relationships:
Gain recognized in AOCI on interest rate swaps	—	—	—	15
Interest expense reclassified from AOCI	(62)	62	(13)	13
The following table provides information regarding the pre-tax (losses) gains for derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Operations:

		Three months ended December 31,
(In millions)	Location of Derivative Pre-tax (Loss) Gain	2022	2021
Interest rate contracts	Interest expense	$(13)	$—
Debt-related embedded derivatives	Interest expense	(16)	—
2017 Emergence Date Warrants	Other income, net	—	1
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

	December 31, 2022		September 30, 2022
(In millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the Condensed Consolidated Balance Sheets	$—	$56	$55	$74
Gross amount subject to offset in master netting arrangements not offset in the Condensed Consolidated Balance Sheets	—	—	(2)	(2)
Net amounts	$—	$56	$53	$72
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and September 30, 2022 were as follows:

	December 31, 2022				September 30, 2022
	Fair Value Measurements Using				Fair Value Measurements Using
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Interest rate contracts	$—	$—	$—	$—	$55	$—	$55	$—
Total assets	$—	$—	$—	$—	$55	$—	$55	$—

Liabilities:
Interest rate contracts	$—	$—	$—	$—	$2	$—	$2	$—
Debt-related embedded derivatives	56	—	—	56	72	—	—	72
Total liabilities	$56	$—	$—	$56	$74	$—	$2	$72
Interest rate contracts classified as Level 2 assets and liabilities are not actively traded and are valued using pricing models that use observable inputs.
Debt-related Embedded Derivatives classified as Level 3 liabilities are valued using the with-and-without model which is further described in Note 8, "Derivative Instruments and Hedging Activities."
The following table provides changes to those fair value measurements using Level 3 inputs for the three months ended December 31, 2022:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In millions)	Debt-Related Embedded Derivatives
Balance as of September 30, 2022	$72
Change in fair value (1)	(16)
Balance as of December 31, 2022	$56
(1)The change in fair value of the debt-related embedded derivatives was recorded in Interest expense.
During the three months ended December 31, 2022 and 2021, there were no transfers into or out of Level 3.

Fair Value of Financial Instruments
The estimated fair values of the Senior Notes, Term Loans, Exchangeable Notes and Convertible Notes as of December 31, 2022 and September 30, 2022 were as follows:

	December 31, 2022		September 30, 2022
(In millions)	Principal amount	Fair value	Principal amount	Fair value
Senior 6.125% Notes due September 15, 2028	$1,000	$307	$1,000	$497
Tranche B-1 Term Loans due December 15, 2027	800	275	800	433
Tranche B-2 Term Loans due December 15, 2027	743	260	743	403
Tranche B-3 Term Loans due December 15, 2027	350	$217	350	232
Exchangeable 8.00% Senior Notes due December 15, 2027	250	$88	250	162
Convertible 2.25% Senior Notes due June 15, 2023	221	9	221	95
Total	$3,364	$1,156	$3,364	$1,822
The estimated fair value of the Company's Senior Notes and Term Loans was determined using Level 2 inputs based on a market approach utilizing market-clearing data on the valuation date in addition to bid/ask prices. The estimated fair value of the Exchangeable Notes and Convertible Notes was determined based on the quoted price of the Exchangeable Notes and Convertible Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2. The fair value of the outstanding balance under ABL credit agreement approximates its carrying amount due to its short term maturities and seniority over the Company's other outstanding debt instruments.
The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, to the extent the underlying liability will be settled in cash, approximate their carrying values because of the short-term nature of these instruments.
10. Income Taxes
The Company's effective income tax rate for the three months ended December 31, 2022 differed from the U.S. federal tax rate by 7% or $14 million principally related to deferred taxes (including losses) for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized and the release of deferred taxes from Accumulated Other Comprehensive Income upon termination of interest rate swaps.
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

The components of the pension and post-retirement net periodic benefit (credit) cost for the periods indicated are provided in the table below:

	Three months ended December 31,
(In millions)	2022	2021
Pension Benefits - U.S.
Components of net periodic benefit credit
Service cost	$1	$1
Interest cost	10	5
Expected return on plan assets	(12)	(12)
Net periodic benefit credit	$(1)	$(6)
Pension Benefits - Non-U.S.
Components of net periodic benefit cost
Service cost	$1	$2
Interest cost	3	1
Amortization of actuarial gain	(3)	—
Net periodic benefit cost	$1	$3
Post-retirement Benefits - U.S.
Components of net periodic benefit cost
Interest cost	$1	$1
Amortization of prior service credit	(1)	(1)
Net periodic benefit cost	$—	$—
The service components of net periodic benefit (credit) cost were recorded similar to compensation expense, while all other components were recorded in Other (loss) income, net.
The Company's general funding policy with respect to its U.S. qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations, or to directly pay benefits where appropriate. In March 2021, the American Rescue Plan Act was signed into law, providing limited interest-rate relief provisions and an extended shortfall amortization period for pension funding and retirement plan distributions. As a result, the Company did not make any contributions to the U.S. pension plans during the three months ended December 31, 2022 and does not expect to make any contributions to the U.S. pension plans during the remainder of fiscal 2023.
Contributions to the non-U.S. pension plans were $5 million for the three months ended December 31, 2022. For the remainder of fiscal 2023, the Company estimates that it will make contributions totaling $19 million for non-U.S. plans.
Most post-retirement medical benefits are not pre-funded. Consequently, the Company makes payments directly to the claims administrator as retiree medical benefit claims are disbursed. These payments are funded by the Company up to the maximum contribution amounts specified in the plan documents and contracts with the Communications Workers of America and the International Brotherhood of Electrical Workers, and contributions from the participants, if required. During the three months ended December 31, 2022, the Company made payments for retiree medical and dental benefits of $2 million and received reimbursements from the represented employees' post-retirement health trust of $2 million related to payments in prior periods. The Company estimates it will make payments for retiree medical and dental benefits totaling $8 million for the remainder of fiscal 2023.
12. Share-based Compensation
The Company maintains share-based compensation plans under which non-employee directors, employees of the Company or any of its affiliates, and certain consultants and advisors may be granted stock options, restricted stock, restricted stock units ("RSUs"), performance awards ("PRSUs") and other forms of awards granted or denominated in shares of the Company's common stock, as well as certain cash-based awards. Pre-tax share-based compensation expense for the three months ended December 31, 2022 and 2021 was $1 million and $14 million, respectively. The decrease in pre-tax share-based compensation is primarily due to forfeitures of RSUs and PRSUs which have occurred since the first quarter of fiscal 2022. The forfeitures were driven in part by restructuring activities initiated by the Company beginning in the fourth quarter of fiscal 2022.
During the fourth quarter of fiscal 2022, the Company suspended distribution of shares under the 2019 Equity Incentive Plan (the "2019 Plan") and suspended purchases of shares under the Employee Stock Purchase Plan until the Company's registration statements are reinstated. Existing awards issued under the 2019 Plan will continue to vest in accordance with the terms of the respective award agreements. As of December 31, 2022, there were 890,042 RSUs that vested but were unissued under the 2019 Plan. All awards and the shares reserved under the 2019 Plan were canceled upon Emergence.
Restricted Stock Units
During the three months ended December 31, 2022, there were 639,065 RSUs that vested with a weighted average grant date fair value of $18.79 per RSU. The Company did not grant any RSUs during the three months ended December 31, 2022.
Stock Bonus Program
In fiscal 2021, the Company adopted the Avaya Holdings Corp. Stock Bonus Program ("Stock Bonus Program") under which certain employees can elect to receive a specified percentage of their annual incentive bonus in the form of fully vested shares of the Company’s common stock in lieu of cash. Annually, the Company's Board approved the maximum number of shares that could be issued under the Stock Bonus Program. For fiscal 2023, the Company's Board did not approve any shares for issuance under the Stock Bonus Program.
Upon implementation of the Plan, all share-based awards were canceled.
13. Preferred Stock
There were 125,000 shares of the Company's 3% Series A Convertible Preferred Stock, par value $0.01 per share ("Series A Preferred Stock"), issued and outstanding as of December 31, 2022. Upon implementation of the Plan pursuant to the RSA, the Series A Preferred Stock was canceled upon Emergence and the attendant board designation rights described below were eliminated.
The Series A Preferred Stock was convertible into shares of the Company's common stock at an initial conversion price of $16.00 per share, which represented an approximately 9% interest in the Company's common stock on an as-converted basis as of December 31, 2022, assuming no holders of options, warrants, convertible notes or similar instruments exercised their exercise or conversion rights.
As of December 31, 2022, the carrying value of the Series A Preferred Stock was $134 million, which included $9 million of accreted dividends paid in kind. During the three months ended December 31, 2022, the carrying value of the Series A Preferred Stock increased $1 million due to accreted dividends paid in kind.
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

14. Loss Per Common Share
The following table sets forth the calculation of net loss attributable to common stockholders and the computation of basic and diluted loss per share for the periods indicated:

	Three months ended December 31,
(In millions, except per share amounts)	2022	2021
Loss per share:
Numerator
Net loss	$(164)	$(66)
Dividends to preferred stockholders	(1)	(1)
Undistributed loss	(165)	(67)
Percentage allocated to common stockholders(1)	100.0%	100.0%
Numerator for basic and diluted loss per common share	$(165)	$(67)

Denominator for basic and diluted loss per common share	87.5	84.7

Loss per common share
Basic	$(1.89)	$(0.79)
Diluted	$(1.89)	$(0.79)

(1) Basic weighted average common stock outstanding	87.5	84.7
Basic weighted average common stock and common stock equivalents (preferred shares)	87.5	84.7
Percentage allocated to common stockholders	100.0%	100.0%
For the three months ended December 31, 2022, the Company excluded 3.2 million RSUs, 0.3 million stock options, 58.1 million shares underlying the Exchangeable Notes, 7.9 million shares underlying the Convertible Notes and Call Spread Warrants, 22.1 million shares underlying the outstanding consideration advance received in connection with the Company's strategic partnership with RingCentral and 0.1 million shares of Series A Preferred Stock from the diluted loss per share calculation as their effect would have been anti-dilutive. The Company also excluded 3.8 million PRSUs from the diluted loss per share calculation as either their performance metrics have not yet been attained or their effect would have been anti-dilutive.
For the three months ended December 31, 2021, the Company excluded 4.6 million RSUs, 0.3 million stock options, 0.2 million shares issuable under the ESPP, 5.6 million 2017 Emergence Date Warrants, 12.6 million shares underlying the Convertible Notes and Call Spread Warrants and 0.1 million shares of Series A Preferred Stock from the diluted loss per share calculation as their effect would have been anti-dilutive. The Company also excluded 2.1 million PRSUs and 0.3 million shares authorized under the Company's Stock Bonus Program from the diluted loss per share calculation as either their performance metrics had not yet been attained or their effect would have been anti-dilutive.
With the adoption of ASU 2020-06 on October 1, 2022, the Company is required to calculate the potential dilutive effect of its convertible instruments under the if-converted method. As disclosed in our fiscal 2022 Form 10-K filed on September 8, 2023, the Company has been using the if-converted method to calculate the dilutive impact of its convertible instruments since the third quarter of fiscal 2022. The use of the if-converted method in the current period does not impact the comparability of diluted earnings per share for the three months ended December 31, 2022 and 2021 as the Company's convertible instruments would have been anti-dilutive under both the treasury stock and if-converted methodologies.
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
Summarized financial information relating to the Company's operating segments is shown in the following table for the periods indicated:

	Three months ended December 31,
(In millions)	2022	2021
REVENUE
Products & Solutions	$136	$231
Services	282	482
	418	713
GROSS PROFIT
Products & Solutions	66	120
Services	117	291
Unallocated Amounts(1)	(35)	(42)
	148	369
OPERATING EXPENSES
Selling, general and administrative	221	262
Research and development	50	61
Amortization of intangible assets	39	40
Impairment charges	9	—
Restructuring charges, net	10	7
	329	370
OPERATING LOSS	(181)	(1)
INTEREST EXPENSE AND OTHER (EXPENSE) INCOME, NET	(9)	(47)
LOSS BEFORE INCOME TAXES	$(190)	$(48)
(1)Unallocated amounts in Gross Profit reflect the effect of the amortization of technology intangible assets.

16.    Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) for the periods indicated were as follows:

(In millions)	Pension, Post-retirement and Post-employment Benefit-related Items	Foreign Currency Translation	Unrealized Gain on Interest Rate Swaps	Accumulated Other Comprehensive Income
Balance as of September 30, 2022	$151	$1	$80	$232
Other comprehensive loss before reclassifications	—	(14)	—	(14)
Amounts reclassified to earnings	(6)	—	(62)	(68)
Provision for income taxes	—	—	(18)	(18)
Balance as of December 31, 2022	$145	$(13)	$—	$132

(In millions)	Pension, Post-retirement and Post-employment Benefit-related Items	Foreign Currency Translation	Unrealized Loss on Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance as of September 30, 2021	$(20)	$(37)	$(34)	$(91)
Other comprehensive income before reclassifications	—	13	15	28
Amounts reclassified to earnings	(1)	—	13	12
Balance as of December 31, 2021	$(21)	$(24)	$(6)	$(51)
Reclassifications from Accumulated other comprehensive income (loss) related to changes in unamortized pension, post-retirement and post-employment benefit-related items are recorded in Other (expense) income, net. Reclassifications from Accumulated other comprehensive income (loss) related to the unrealized gain (loss) on interest rate swap agreements are recorded in Interest expense.
17. Related Party Transactions
As of December 31, 2022, the Board was comprised of eight directors, including the Company's Chief Executive Officer and seven non-employee directors.
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
Specific Arrangements Involving the Company's Directors and Executive Officers
Stephan Scholl, a Director of the Company who resigned in connection with Emergence, is the Chief Executive Officer of Alight Solutions LLC ("Alight"), a provider of integrated benefits, payroll and cloud solutions, and he also serves on Alight's board of directors. During each of the three months ended December 31, 2022 and 2021, the Company purchased goods and services from subsidiaries of Alight of $1 million. As of December 31, 2022 outstanding accounts payable due to Alight was immaterial. As of September 30, 2022, outstanding accounts payable due to Alight was $1 million.
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
On January 14, 2020, Solaborate Inc. and Solaborate LLC (collectively, "Solaborate") filed suit against the Company in California Superior Court in San Bernardino County. The dispute concerned activities related to the Company's development of the CU360 collaboration unit. Solaborate alleged breach of contract, trade secret misappropriation and unfair business practices, among other causes of action. During the third quarter of fiscal 2022, the Company accrued an expense representing its best estimate of the probable loss which was not material.
On February 3, 2023, the Company reached an agreement to settle the lawsuit with Solaborate and agreed to pay an amount consistent with the expense it accrued as of December 31, 2022.
The Company enters into indemnification agreements with each of the Company's directors and officers. These agreements require the Company to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to the Company, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. Subject in all respects to applicable law, these agreements generally survive a director's or officer's resignation and/or termination and generally require the Company to indemnify such individuals unless the conduct that is the subject of a claim constitutes a breach of their duty of loyalty to the Company or to the Company's stockholders, or is an act or omission not taken in good faith, or which involves intentional misconduct or a knowing violation of the law. In connection with the investigations, the Company has received requests under such indemnification agreements to provide funds for legal fees and other expenses and expects additional requests in connection with the Investigations and related litigation. The Company has not recorded a liability for expected future expenses as of December 31, 2022 for these matters as it cannot estimate the ultimate outcome at this time but has expensed payments made through December 31, 2022. The Company maintains a directors and officers insurance policy under which a portion of the indemnification expenses may be recoverable to mitigate its exposure to potential indemnification obligations. As of December 31, 2022, the Company has not reached its insurance deductible and has not recorded a receivable related to the indemnification claims. We are unable to make a reliable estimate of the eventual cash flows by period related to the indemnification agreements and related insurance recoveries.
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
Product Warranties
The Company recognizes a liability for the estimated costs that may be incurred to remedy certain deficiencies of quality or performance of the Company's products. These product warranties extend over a specified period of time, generally ranging up to two years from the date of sale depending upon the product subject to the warranty. The Company accrues a provision for estimated future warranty costs based upon the historical relationship of warranty claims to sales. The Company periodically reviews the adequacy of its product warranties and adjusts, if necessary, the warranty percentage and accrued warranty reserve, which is included in other current and non-current liabilities in the Condensed Consolidated Balance Sheets, for actual experience. As of both December 31, 2022 and September 30, 2022, the amount reserved for product warranties was $1 million.
Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements
Letters of Credit and Guarantees
The Company provides guarantees, letters of credit and surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company's performance in accordance with contractual or legal obligations. As of December 31, 2022, the maximum potential payment obligation with regards to letters of credit, guarantees and surety bonds was $64 million. The outstanding letters of credit are deemed to have been issued under the DIP ABL Facility, other than with respect to letters of credit issued by Goldman Sachs, which are cash collateralized. The cash collateral of $4 million is characterized as restricted cash and included in Other assets on the Condensed Consolidated Balance Sheets as of December 31, 2022.
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
The Company maintains a reseller agreement with an equipment vendor to procure, build and store IT equipment on behalf of the Company based upon letters of intent or other order forms provided by the Company. The Company either purchases the equipment or leases the equipment through a third party vendor for use in its data centers, predominantly to support its cloud customers. Under the agreement, the Company’s right to use the equipment commences upon delivery of the equipment. The Company's maximum obligation under these arrangements based on equipment held by the vendor as of December 31, 2022 was $6 million. The Company is entitled to return the equipment subject to certain conditions.
From time to time, the Company also enters into cloud services agreements to support the delivery of the Company’s Avaya cloud solutions to its customers. These contracts range from three to six years and typically contain minimum consumption commitments over the life of the agreements. As of December 31, 2022, the Company’s remaining commitments under its cloud services agreements and hosting agreements were $184 million, of which $11 million, $15 million and $16 million is required to be utilized by fiscal 2024, 2025 and 2026, respectively, with the remaining balance required to be utilized by fiscal 2027.
During fiscal 2022, the Company entered into an agreement to acquire third-party software licenses to enhance its product portfolio serving large and complex contact center environments. The consideration for the licenses is sales-based and includes a minimum commitment which is payable to the extent that the sales-based consideration does not meet specified thresholds within the agreement. As of December 31, 2022, the Company's remaining minimum commitment under the agreement is $8 million for each of fiscal 2023, 2024 and 2025.
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
19. Subsequent Events
Chapter 11
See Note 1, "Background and Basis of Presentation," Note 7, "Financing Arrangements," and Note 18, "Commitments and Contingencies," to our Condensed Consolidated Financial Statements for information related to the following, all of which occurred subsequent to December 31, 2022.
▪the Board and Audit Committee Investigations;
▪the Chapter 11 Filing;
▪the Plan;
▪the Debtor in Possession Financing and Exit Financing;
▪the NYSE Delisting; and
▪the Emergence from Voluntary Reorganization under Chapter 11 of the Bankruptcy Code.

ABL Credit Agreements
During the second quarter of fiscal 2023, the Company repaid the remainder of the ABL Credit Agreement.
Director Appointment
On February 1, 2023, the Board increased the size of the Board by one director, from eight to nine members and appointed Carrie W. Teffner to fill the vacancy resulting from the increase in the size of the Board.
Fiscal 2023 Restructuring Program
During the second quarter of fiscal 2023, the Company authorized a reduction in force with respect to its global employees in connection with the Company’s cost-reduction actions. The reduction in force is aimed at aligning the size of Avaya’s workforce with its operational strategy and cost structure. The Company estimates that it will incur approximately $57 million to $65 million in pre-tax restructuring charges in connection with this reduction in force, all of which are expected to be in the form of cash-based expenditures and substantially all of which are expected to be related to employee severance and other termination benefits. The Company expects to complete the most recently authorized reduction in force and recognize substantially all of these pre-tax restructuring charges during fiscal 2023. As the Company continues to evaluate opportunities to streamline its operations, it may identify additional cost reduction actions that will include workforce reductions and other incremental cost reduction actions.
Amended and Restated RingCentral Contracts
On February 14, 2023, the Company and RingCentral entered into the Amended and Restated RingCentral Agreements. Among other things, the Amended and Restated RingCentral Agreements contemplate (i) the Company continuing to serve as the exclusive sales agent for ACO; (ii) expanded go-to-market constructs that will enable the Company to directly sell ACO seats into its installed base; (iii) cash compensation to the Company as ACO seats are sold along with the elimination or modification of certain other financial obligations of the Company under the original agreements, including the waiver of the remaining balance of the consideration advance paid by RingCentral to Avaya Inc; and (iv) the Company's agreement to purchase seats of ACO in the event certain volumes of cumulative ACO sales are not met (see Note 18, "Commitments and Contingencies").
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
Unless the context otherwise indicates, as used in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," the terms "we," "us," "our," "the Company," "Avaya" and similar terms refer to Avaya Holdings Corp. and its consolidated subsidiaries. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company. Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2022, included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 filed with the United States Securities and Exchange Commission ("SEC") on September 8, 2023.
Our accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the SEC for interim financial statements. In our opinion, the unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows for the periods indicated. Capitalized terms used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations not otherwise defined have the meaning given to them in the notes to the Company’s unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Operating Segments
The Company has two operating segments: Products & Solutions and Services.
Products & Solutions
Products & Solutions encompasses our CC and UCC software platforms, applications and devices, including cloud-based solutions embedded with Artificial Intelligence ("AI") to create enhanced user experiences and improve performance.
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
Our services teams help our customers maximize their ability to benefit from Avaya's next-generation communications solutions. Customers can choose the level of support best suited for their needs, aligned with deployment, monitoring, solution management, optimization and more. Our enhanced performance monitoring, coupled with a continuous focus on automation allows us to quickly identify and remediate issues to avoid business impact.

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
Russia/Ukraine Conflict
The military operation launched by Russia against Ukraine created economic and security concerns that have had and will likely continue to have an impact on regional and global economies and, in turn, our business. Sanctions and other retaliatory measures against Russia have been taken, and could be taken in the future, by the U.S., EU (as defined herein) and other jurisdictions which severely limit our ability to conduct commercial activities with Russian companies, organizations and individuals on the U.S.'s List of Specially Designated Nationals, some of which are Avaya customers. Under current restrictions we cannot provide certain services to customers in Russia, and as a result, as we comply with all applicable sanctions, we are unable to fulfill certain of our existing contractual obligations to customers in Russia, nor can we commence new maintenance and support arrangements in Russia. The conflict and related retaliatory measures have had, and will continue to have, a negative effect on revenue in Russia for the foreseeable future. Revenue from Russia during the three months ended December 31, 2022 was $2 million, compared to revenue of $17 million during the three months ended December 31, 2021. Prolonged hostilities could exacerbate the overall effects of the conflict on our Company, both in Russia and in other markets where we do business.

Effects of Inflation
The Company’s operations expose it to the effects of inflation. Inflation has become a significant factor in the world economy post-pandemic and has led to an increased interest rate environment as well as inflationary pressures on the Company’s operations, including but not limited to increased labor and finance costs.
Financial Results Summary
The following table displays our consolidated net loss for the three months ended December 31, 2022 and 2021:

	Three months ended December 31,
(In millions)	2022	2021
REVENUE
Products	$136	$231
Services	282	482
	418	713
COSTS
Products:
Costs	70	111
Amortization of technology intangible assets	35	42
Services	165	191
	270	344
GROSS PROFIT	148	369
OPERATING EXPENSES
Selling, general and administrative	221	262
Research and development	50	61
Amortization of intangible assets	39	40
Impairment charges	9	—
Restructuring charges, net	10	7
	329	370
OPERATING LOSS	(181)	(1)
Interest expense	(5)	(54)
Other (expense) income, net	(4)	7
LOSS BEFORE INCOME TAXES	(190)	(48)
Benefit from (provision for) income taxes	26	(18)
NET LOSS	$(164)	$(66)
Three months ended December 31, 2022 compared with the Three months ended December 31, 2021
Revenue
Revenue for the three months ended December 31, 2022 was $418 million compared to $713 million for the three months ended December 31, 2021. The decrease was primarily driven by the cumulative effect of the continuing shift away from on-premise product solutions, and the associated maintenance, software support services and professional services, to subscription and cloud-based solutions; lower revenue from hardware products; the negative impact from various sanctions and other retaliatory measures against Russia resulting from the Russia/Ukraine conflict; and the unfavorable impact of foreign currency exchange rates. In addition, the Company's subscription revenue declined due to lower rates of migrations and shorter contract durations. The decrease was partially offset by higher revenue from the Company's public and private cloud offerings.

The following table displays revenue and the percentage of revenue to total sales by operating segment for the periods indicated:

			Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
	Three months ended December 31,		Three months ended December 31,
(In millions)	2022	2021	2022	2021
Products & Solutions	$136	$231	33%	32%	(41)%	(40)%
Services	282	482	67%	68%	(41)%	(39)%
Total revenue	$418	$713	100%	100%	(41)%	(39)%
Products & Solutions revenue for the three months ended December 31, 2022 was $136 million compared to $231 million for the three months ended December 31, 2021. The decrease was primarily driven by the continuing shift away from on-premise product solutions to the Company's subscription and cloud portfolio; lower revenue from hardware products; and the unfavorable impact of foreign currency exchange rates.
Services revenue for the three months ended December 31, 2022 was $282 million compared to $482 million for the three months ended December 31, 2021. The decrease was primarily driven by declines in hardware maintenance, software support services and professional services which continue to face headwinds driven by the cumulative effect of the continuing shift away from on-premise product solutions to the Company's subscription and cloud portfolio; and the unfavorable impact of foreign currency exchange rates. In addition, the Company's subscription revenue declined due to lower rates of migrations and shorter contract durations. The decrease was partially offset by higher revenue from the Company's public and private cloud offerings.
The following table displays revenue and the percentage of revenue to total sales by location for the periods indicated:

			Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
	Three months ended December 31,		Three months ended December 31,
(In millions)	2022	2021	2022	2021
U.S.	$208	$375	50%	53%	(45)%	(45)%
International:
Europe, Middle East and Africa	109	192	26%	27%	(43)%	(38)%
Asia Pacific	56	81	13%	11%	(31)%	(27)%
Americas International - Canada and Latin America	45	65	11%	9%	(31)%	(28)%
Total International	210	338	50%	47%	(38)%	(34)%
Total Revenue	$418	$713	100%	100%	(41)%	(39)%
Revenue in the U.S. for the three months ended December 31, 2022 was $208 million compared to $375 million for the three months ended December 31, 2021. The decrease in the U.S. was mainly driven by the continuing shift away from on-premise product solutions, and the associated maintenance, software support services and professional services, to subscription and cloud-based solutions; and lower revenue from hardware products. In addition, the Company's subscription revenue declined due to lower rates of migrations and shorter contract durations. The decrease was partially offset by higher revenue from the Company's public and private cloud offerings.
Revenue in Europe, Middle East and Africa ("EMEA") for the three months ended December 31, 2022 was $109 million compared to $192 million for the three months ended December 31, 2021. The decrease in EMEA was mainly driven by the continuing shift away from on-premise product solutions, and the associated hardware maintenance, software support services and professional services, to subscription and cloud-based solutions; lower revenue from hardware products; the negative impact from various sanctions and other retaliatory measures against Russia resulting from the Russia/Ukraine conflict; and the unfavorable impact of foreign currency exchange rates. In addition, the Company's subscription revenue declined due to lower rates of migrations and shorter contract durations.
Revenue in Asia Pacific ("APAC") for the three months ended December 31, 2022 was $56 million compared to $81 million for the three months ended December 31, 2021. The decrease in APAC revenue was mainly driven by the continuing shift away from on-premise product solutions, and the associated hardware maintenance, software support services and professional services, to subscription and cloud-based solutions; lower revenue from hardware products; and to the unfavorable impact of foreign currency exchange rates. In addition, the Company's subscription revenue declined due to lower rates of migrations and shorter contract durations.

Revenue in Americas International for the three months ended December 31, 2022 was $45 million compared to $65 million for the three months ended December 31, 2021. The decrease in Americas International revenue was mainly driven by the continuing shift away from on-premise product solutions, and the associated hardware maintenance, software support services and professional services, to subscription and cloud-based solutions; lower revenue from hardware products; and to the unfavorable impact of foreign currency exchange rates. In addition, the Company's subscription revenue declined due to lower rates of migrations and shorter contract durations.
Gross Profit
The following table sets forth gross profit and gross margin by operating segment for the periods indicated:

			Gross Margin		Change
	Three months ended December 31,		Three months ended December 31,
(In millions)	2022	2021	2022	2021	Amount	Percent
Products & Solutions	$66	$120	48.5%	51.9%	$(54)	(45)%
Services	117	291	41.5%	60.4%	(174)	(60)%
Unallocated amounts	(35)	(42)	(1)	(1)	7	(1)
Total	$148	$369	35.4%	51.8%	$(221)	(60)%
(1)Not meaningful.
Products & Solutions gross profit for the three months ended December 31, 2022 was $66 million compared to $120 million for the three months ended December 31, 2021. The decrease was mainly attributable to the decline in revenue described above. Products & Solutions gross margin decrease from 51.9% for the three months ended December 31, 2021 to 48.5% for the three months ended December 31, 2022. The decrease in margin was attributable to a less favorable product mix including a higher proportion of revenue from hardware as the consumption of higher margin software continues to shift to a subscription model.
Services gross profit for the three months ended December 31, 2022 was $117 million compared to $291 million for the three months ended December 31, 2021. The decrease was mainly driven by the decline in revenue described above. Services gross margin decreased from 60.4% for the three months ended December 31, 2021 to 41.5% for the three months ended December 31, 2022. The decrease in margin was mainly driven by lower subscription revenues, the cumulative effect of the decline in higher margin software support services and a higher mix of lower margin cloud and partner offerings.
Unallocated amounts for the three months ended December 31, 2022 and 2021 include the amortization of technology intangible assets and fair value adjustments recognized upon emergence from bankruptcy which are excluded from segment gross profit.
Operating Expenses
The following table sets forth operating expenses and the percentage of operating expenses to total revenue for the periods indicated:

			Percentage of Total Revenue		Change
	Three months ended December 31,		Three months ended December 31,
(In millions)	2022	2021	2022	2021	Amount	Percent
Selling, general and administrative	$221	$262	52.9%	36.7%	$(41)	(16)%
Research and development	50	61	12.0%	8.6%	(11)	(18)%
Amortization of intangible assets	39	40	9.3%	5.6%	(1)	(3)%
Impairment charges	9	—	2.2%	—%	9	n/a
Restructuring charges, net	10	7	2.4%	1.0%	3	43%
Total operating expenses	$329	$370	78.8%	51.9%	$(41)	(11)%
Selling, general and administrative expenses for the three months ended December 31, 2022 were $221 million compared to $262 million for the three months ended December 31, 2021. The decrease was primarily attributable to lower third party, lower employee related expenses, and lower marketing and advertisement costs driven by the cost cutting initiatives undertaken beginning in fiscal 2022. The decrease was also attributable to lower stock compensation expense and the favorable impact of foreign currency exchange rates. The decrease was partially offset by advisory fees in the current period to assist in the assessment of strategic and financial alternatives to improve the Company's capital structure.

Research and development expenses for the three months ended December 31, 2022 were $50 million compared to $61 million for the three months ended December 31, 2021. The decrease was primarily attributable to lower third party and employee related expenses driven by the cost cutting initiatives undertaken beginning in fiscal 2022.
Amortization of intangible assets for three months ended December 31, 2022 were $39 million compared to $40 million for three months ended December 31, 2021.
Impairment charges for three months ended December 31, 2022 were $9 million, consisting of a $9 million indefinite-lived intangible asset impairment charge. The Company concluded that a triggering event occurred during the three months ended December 31, 2022 as the Company was unable to reach an out-of-court resolution with certain holders of the Convertible Notes, Senior Notes, Exchangeable Notes, and the Term Loans outstanding under the Term Loan Credit Agreement, regarding one or more potential financings, refinancing, recapitalizations, reorganizations, restructurings, or investment transactions involving the Company. As a result, the Company performed an interim quantitative indefinite-lived intangible asset impairment test as of December 31, 2022. The results of the Company's impairment test indicated that the carrying amount of the Company's indefinite-lived intangible asset, the Avaya Trade Name, exceeded its estimated fair value primarily due to a reduction in the Company's revenue in its updated outlook.
Restructuring charges, net were $10 million for the three months ended December 31, 2022 compared to $7 million for the three months ended December 31, 2021. Restructuring charges during the three months ended December 31, 2022 consisted of $8 million for employee separation actions primarily in the U.S. and EMEA, and $2 million for facility exit costs as the Company optimizes its real-estate footprint. Restructuring charges for the three months ended December 31, 2021 consisted of $5 million for facility exit costs and $2 million for employee separation actions primarily in the U.S. and EMEA. The Company anticipates additional restructuring charges in fiscal 2023 in connection with the cost-cutting actions described above.
Operating Loss
Operating loss for the three months ended December 31, 2022 was $181 million compared to an operating loss of $1 million for the three months ended December 31, 2021. Our operating results for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021 reflect, among other things, the following items which are described in more detail above:
•lower revenue and gross profit for the three months ended December 31, 2022; and
•lower selling, general and administrative and research and development costs for the three months ended December 31, 2022.
Interest Expense
Interest expense for the three months ended December 31, 2022 was $5 million compared to $54 million for the three months ended December 31, 2021. The decrease was primarily attributable to the settlement of the interest rate swaps and the adoption of ASU 2020-06; offset by an increase in LIBOR rates and the issuance of the Exchangeable Notes, and the associated embedded derivatives during the fourth quarter of the fiscal 2022.
Other (Expense) Income, Net
Other (expense) income, net for the three months ended December 31, 2022 was $(4) million compared to $7 million for the three months ended December 31, 2021. The decrease was mainly driven by the decrease in other pension and post-retirement benefit credits and an increase in foreign currency losses, partially offset by an increase in interest income during the current period.
Benefit from (Provision for) Income Taxes
The benefit from income taxes was $26 million for the three months ended December 31, 2022 compared to a provision for income taxes of $18 million for the three months ended December 31, 2021.
The Company's effective income tax rate for the three months ended December 31, 2022 differed from the U.S. federal tax rate by 7% or $14 million principally related to deferred taxes (including losses) for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized and the release of deferred taxes from Accumulated Other Comprehensive Income upon termination of interest rate swaps.
The Company's effective income tax rate for the three months ended December 31, 2021 differed from the U.S. federal tax rate by 59% or $28 million principally related to deferred taxes (including losses) generated for which no benefit was recorded because it is more likely than not that the tax benefits would not be realized; and nondeductible expenses.

Net Loss
Net loss was $164 million for the three months ended December 31, 2022 compared to a net loss of $66 million for the three months ended December 31, 2021 as a result of the items discussed above.
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
During the fiscal year ended September 30, 2022, the Company experienced a significant slowdown in its operations and had operating cash outflows of $312 million. Additionally, prior to the Chapter 11 Cases, the Company had been involved in discussions with its lenders relating to the financing transactions it completed in July 2022 (as described further in Note 7, "Financing Arrangements") and the scheduled June 2023 maturity of the Convertible Notes. In its Form 12b-25 in respect of the Quarterly Report on Form 10-Q for the period ended June 30, 2022 filed with the SEC on August 9, 2022, the Company indicated that in light of the Convertible Notes being characterized as a current liability and the related engagement with advisors to address the Convertible Notes, coupled with the decline in revenues during the third quarter, which represented substantially lower revenues than previous Company expectations, and the negative impact of significant operating losses on the Company’s cash balance, the Company determined that there was substantial doubt about the Company’s ability to continue as a going concern.
The Company has completed certain restructuring actions and is working to complete its remaining restructuring plan as its operating cash flows are expected to remain negative through at least fiscal 2023. The Company may take additional actions, as needed. The Company’s plans are designed to reduce its operating expenses and improve cash flows in line with its forecasted revenues. On the Emergence Date, the Company had approximately $585 million of cash and cash equivalents, and its post-Emergence debt profile was significantly improved (an aggregate principal amount of $810 million compared to $3,420 million at December 31, 2022), reducing its annual interest expense and extending the earliest maturity of its non-revolving long-term debt to 2028. This post-Emergence capital structure, coupled with restructuring actions that the Company executed to reduce its on-going operating expenses, have provided the Company with sufficient working capital to meet its operating cash flow requirements for at least one year from the issuance of these financial statements. Accordingly, as a result of the successful Emergence, the Company has alleviated the substantial doubt that had previously existed regarding the Company's ability to continue as a going concern. The Company's longer term liquidity profile will depend on successfully implementing its strategic plan which includes enhancing its product offerings, successfully partnering with alliance companies and executing on remaining cost reductions.
Cash Flow Activity
The following table provides a summary of the statements of cash flows for the periods indicated:

	Three months ended December 31,
(In millions)	2022	2021
Net cash (used for) provided by:
Operating activities	$(65)	$(111)
Investing activities	(17)	(27)
Financing activities	54	(5)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2	(1)
Net decrease in cash, cash equivalents, and restricted cash	(26)	(144)
Cash, cash equivalents, and restricted cash at beginning of period	478	502
Cash, cash equivalents, and restricted cash at end of period(1)	$452	$358
(1)Includes $227 million and $4 million of restricted cash for three months ended December 31, 2022 and 2021, respectively.
Operating Activities
Cash used for operating activities for the three months ended December 31, 2022 was $65 million compared to $111 million three months ended December 31, 2021. The change was primarily due to lower incentive compensation payments, $40 million of net proceeds received from the termination of the Company's New Forward Swap Agreements described in Note 8, "Derivative Instruments and Hedging Activities," to our unaudited interim Condensed Consolidated Financial Statements and the timing of customer cash payments as the Company continues its transition to a cloud and subscription model, offset by lower cash earnings and higher advisory fees associated with the assessment of strategic and financial alternatives to improve the Company's capital structure.
Investing Activities
Cash used for investing activities for the three months ended December 31, 2022 was $17 million compared to $27 million for the three months ended December 31, 2021 as a result of capital expenditures in each period.
Financing Activities
Cash provided by financing activities for the three months ended December 31, 2022 was $54 million compared to cash used for financing activities of $5 million for the three months ended December 31, 2021. The change was primarily due to net borrowings under the ABL Credit Agreement of $56 million during the three months ended December 31, 2022. The change was also driven by $7 million of shares repurchased and retired for tax withholdings on the vesting of restricted stock units and Stock Bonus Program shares and proceeds of $4 million from the Employee Stock Purchase Plan during the three months ended December 31, 2021 with no comparable transactions in the current period. See Note 7, "Financing Arrangements," and Note 12, "Share-based Compensation," to our unaudited interim Condensed Consolidated Financial Statements for additional information.
Financing Arrangements
See Note 1, "Background and Basis of Presentation," Note 7, "Financing Arrangements," and Note 19, "Subsequent Events," to our unaudited interim Condensed Consolidated Financial Statements for additional information regarding the Company's Pre-Petition Debt Instruments, including the Term Loan Credit Agreement, the ABL Credit Agreement the Senior Notes, the Convertible Notes and the Exchangeable Notes, as well as the DIP Term Loan Facility, the DIP ABL Facility and the effects of the Chapter 11 Cases on the Pre-Petition Debt Instruments.
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

As of December 31, 2022, our cash and cash equivalent balances were $225 million, which includes unrestricted net proceeds from the July 12, 2022 financings, as well as borrowings under our ABL Credit Agreement. During the three months ended December 31, 2022, the Company borrowed $90 million and repaid $34 million under the ABL Credit Agreement. During the second quarter of fiscal 2023, the Company repaid the remainder of the ABL Credit Agreement.
As of both December 31, 2022 and September 30, 2022, our cash and cash equivalent balances held outside the U.S. were $117 million. As of December 31, 2022, the Company's cash and cash equivalents held outside the U.S. may need to be repatriated to fund the Company's operations in the U.S. based on our expected future sources of liquidity.
At December 31, 2022, the Company had issued and outstanding letters of credit and guarantees of $38 million under the ABL Credit Agreement and had $56 million of borrowings outstanding under its ABL Credit Agreement.
Off-Balance Sheet Arrangements
See discussion in Note 18, "Commitments and Contingencies," to our unaudited interim Condensed Consolidated Financial Statements for further details.
Critical Accounting Policies and Estimates
Management has reassessed the critical accounting policies and estimates disclosed in the Company's Annual Report on Form 10-K filed with the SEC on September 8, 2023 and determined that there were no significant changes to our critical accounting policies and estimates during the three months ended December 31, 2022 except for the changes discussed in more detail below.
Indefinite-lived Intangible Assets
As announced in a Form 8-K dated December 13, 2022, the Company was unable to reach an out-of-court resolution with certain holders of the Convertible Notes, Senior Notes, Exchangeable Notes, and the Term Loans outstanding under the Term Loan Credit Agreement, regarding one or more potential financings, refinancings, recapitalizations, reorganizations, restructurings, or investment transactions involving the Company. As a result, the Company revised its outlook to reflect the increased likelihood of a solvency event. The Company concluded that a triggering event had occurred and performed an interim quantitative impairment test for its indefinite-lived intangible asset, the Avaya Trade Name, as of December 31, 2022 to compare the fair value of the Avaya Trade Name to its carrying amount. The fair value of the Avaya Trade Name was estimated using the relief-from-royalty model, a form of the income approach. Under this methodology, the fair value of the trade name was estimated by applying a royalty rate to forecasted net revenues which was then discounted using a risk-adjusted rate of return on capital. The model relies on assumptions regarding revenue growth rates, royalty rate, discount rate and terminal growth rate. Revenue growth rates inherent in the forecast were based on input from internal and external market intelligence research sources that compare factors such as growth in global economies, regional industry trends and product evolutions. The royalty rate was determined using a set of observed market royalty rates. The discount rate the Company used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk and the rate of return an outside investor would expect to earn. To estimate royalty cash flows beyond the final year of its model, the Company used a terminal value approach. Under this approach, the Company applied a perpetuity growth assumption to determine the terminal value. The Company incorporated the present value of the resulting terminal value into its estimate of fair value. The result of the interim impairment test of the Avaya Trade Name as of December 31, 2022 indicated that the carrying amount of the Avaya Trade Name exceeded its estimated fair value primarily due to the updated outlook. As a result, the Company recorded an indefinite-lived intangible asset impairment charge of $9 million within the Impairment charges line item in the Condensed Consolidated Statements of Operations, representing the amount by which the carrying amount of the Avaya Trade Name exceeded its fair value. As of December 31, 2022, the remaining carrying amount of the Avaya Trade Name was $178 million.
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
Embedded Derivatives
The fair value of the debt-related embedded derivatives is determined using the with-and-without model which compares the estimated fair value of the underlying debt instrument with the embedded features to the estimated fair value of the underlying debt instrument without the embedded features, with the difference representing the estimated fair value of the embedded derivative features. The with-and-without model includes significant unobservable estimates, including estimated market yield, an estimation of the Company’s probability of default and creditor recovery rates, and the probability of the occurrence of a change of control event or asset sale. Market yields are estimated using the risk-free rate commensurate with the remaining term of the instrument, an implied credit-spread based on the issuance price and the change in option adjusted spread of the traded debt instruments. The Company uses observable trading prices of its existing debt instruments to imply a probability of default and uses the S&P recovery rating to determine the creditor recovery rate each period. Management estimates the probability of the change of control or asset sale based on its assessment of entity specific factors and the status of on-going transaction negotiations, if any. Changes in the inputs into the valuation model may have a significant impact on the estimated fair value of the Debt-related embedded derivatives.
As of December 31, 2022, the aggregate fair value of the Debt-related embedded derivatives was $56 million, which was recorded within Debt maturing within one year.
As of December 31, 2022, a hypothetical 100 basis point change in the estimated market yield would have resulted in an immaterial change in the aggregate fair value of the Debt-related embedded derivatives. A hypothetical 1000 basis point increase in the estimated probability of default would have resulted in an immaterial change in the aggregate fair value of the Debt-related embedded derivatives. A hypothetical 1000 basis point decrease in the estimated probability of default would have resulted in a change in the aggregate fair value of the Debt-related embedded derivatives of $(1) million. A hypothetical 1000 basis point change in the estimated probability of a change of control/asset sale for the Tranche B-3 Term Loans and a hypothetical 500 basis point change in the estimated probability of a change of control/asset sale for the Exchangeable Notes would have resulted in an immaterial change in the aggregate fair value of the Debt-related derivatives.
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

The reconciliation of net loss, which is a GAAP measure, to EBITDA and Adjusted EBITDA, which are non-GAAP measures, is presented below for the periods indicated:

	Three months ended December 31,
(In millions)	2022	2021
Net loss	$(164)	$(66)
Interest expense	5	54
Interest income	(4)	—
(Benefit from) provision for income taxes	(26)	18
Depreciation and amortization	99	104
EBITDA	(90)	110
Restructuring charges(a)	10	7
Advisory fees(b)	33	—
Share-based compensation	1	14
Impairment charges(c)	9	—
Pension and post-retirement benefit costs	(4)	(1)
Change in fair value of the 2017 Emergence Date Warrants	—	(1)
Loss on foreign currency transactions	10	—
Adjusted EBITDA	$(31)	$129
(a)Restructuring charges represent employee separation costs and facility exit costs (excluding the impact of accelerated depreciation expense) related to the Company's restructuring programs, net of sublease income.
(b)Advisory fees represent costs incurred to assist in the assessment of strategic and financial alternatives to improve the Company's capital structure.
(c)Impairment charges include an indefinite-lived intangible asset impairment charge of $9 million. See Note 4, "Intangible Assets, net" for additional information.

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
The forward-looking statements included herein are based upon our assumptions, estimates and beliefs and involve judgments with respect to, among other things, future economic, competitive and market conditions, the anticipated impact of our previously announced cost-cutting initiatives and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and may be affected by a variety of risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Risks, uncertainties and other factors that may cause these forward-looking statements to be inaccurate include, among others: the effect of Emergence on our business; the sufficiency of the Exit Term Loan Facility and the Exit ABL Facility for our future liquidity needs; our ability to continue implementing operating efficiencies and technical developments; our ability to capitalize on the reorganization and emerge as a stronger and more competitive enterprise; potential adverse effects of the Emergence on the Company's operations, third-party relationships and employee attrition; the impact and timing of any cost-savings measures and related local law requirements in various jurisdictions; the effectiveness of our internal control over financial reporting and disclosure controls and procedures, and the potential for additional material weaknesses in our internal controls over financial reporting or other potential weaknesses of which we are not currently aware or which have not been detected; the impact of litigation and regulatory proceedings; the findings of the Audit Committee’s investigations; the impact of litigation and regulatory proceedings; the impact and timing of any cost-savings measures; and the risks and other factors discussed in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q, as well as Part I, Item 1A "Risk Factors" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the SEC on September 8, 2023.
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
Interest Rate Risk
The Company had exposure to changing interest rates primarily under the Term Loan Credit Agreement and ABL Credit Agreement, each of which bore interest at variable rates. The Company had $1,949 million of variable rate loans outstanding as of December 31, 2022.
The Company maintained interest rate swap agreements with a net notional amount of $1,543 million which fixed a portion of the variable interest due under its Term Loan Credit Agreement (the "Original Swap Agreements"). Under the terms of the Original Swap Agreements, which matured on December 15, 2022, the Company paid a fixed rate of 2.935% and received a variable rate of interest based on one-month LIBOR.
The Company also had forward starting swap agreements to fix a portion of the variable rate interest due on its Term Loan Credit Agreement from December 15, 2022 (the maturity date of the Original Swap Agreements) through June 15, 2027 (the "New Forward Swap Agreements"). Under the terms of the forward starting swap agreements, the Company paid a fixed rate of 2.5480% and received a variable rate of interest based on one-month SOFR. The forward swap agreements had a notional amount of $1,000 million.

In December 2022, the Company terminated its New Forward Swap Agreements and received $40 million of net cash proceeds as a result of the termination. Additionally, the frozen deferred gains of $63 million related to the Company's interest rate swap agreements were reclassified to Interest expense during the first quarter of fiscal 2023.
Subsequent to the termination of the New Forward Swap Agreements, the Company’s variable rate debt will no longer be hedged. Based on the Company's variable rate debt outstanding at December 31, 2022, a hypothetical one percent change in interest rates would affect interest expense by approximately $20 million over the twelve months following December 31, 2022.
For the three months ended December 31, 2022 and 2021, the Company recognized a gain (loss) on the interest rate swap agreements of $49 million and $(13) million, respectively, which is reflected in Interest expense in the Condensed Consolidated Statements of Operations.
See Note 1, "Background and Basis of Presentation", Note 7, "Financing Arrangements" and Note 8, "Derivative Instruments and Hedging Activities," to our Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q for additional information related to the Company's variable rate Pre-Petition Debt Instruments and interest rate swap agreements.
Foreign Currency Risk
Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of our non-U.S. ("foreign") operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are the Euro, Canadian Dollar, Chinese Renminbi, British Pound Sterling and Australian Dollar.
Non-U.S. denominated revenue was $104 million for the three months ended December 31, 2022. We estimate a 10% change in the value of the U.S. dollar relative to all foreign currencies would have affected our revenue for the three months ended December 31, 2022 by $10 million.
The Company, from time-to-time, utilizes foreign currency forward contracts primarily to hedge fluctuations associated with certain monetary assets and liabilities including receivables, payables and certain intercompany balances. These foreign currency forward contracts are not designated for hedge accounting treatment. As a result, changes in the fair value of these contracts are recorded as a component of Other income, net to offset the change in the value of the underlying assets and liabilities. As of December 31, 2022, the Company had no open foreign exchange contracts. For each of the three months ended December 31, 2022 and 2021, the Company's loss on foreign exchange contracts was not material.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
As previously disclosed in the Company's Form 8-K as filed with the SEC on November 30, 2022, the Company determined that certain material weaknesses in the Company's internal control over financial reporting existed as of September 30, 2021. Those material weaknesses are described below and continue to exist as of December 31, 2022.
As of December 31, 2022, the end of the period covered by this report, the Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules §240.13a-15(e) and §240.15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, due to the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2022. Nevertheless, based on the completion of the Audit Committee's planned procedures with respect to its investigations, and the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the condensed consolidated financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP").
Material Weaknesses in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The following material weaknesses have been identified and continue to exist as of December 31, 2022:
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
These material weaknesses did not result in any material misstatements of the Company's financial statements or disclosures, but did result in an immaterial interim out-of-period correction during fiscal 2022. Additionally, each of the material weaknesses described above could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Remediation Plan
Management is actively engaged and committed to taking steps necessary to remediate the control deficiencies that constituted the material weaknesses. To date, the Company made the following enhancements to our internal control over financial reporting:
▪On July 28, 2022, Avaya removed James M. Chirico, Jr. as Chief Executive Officer and appointed Alan B. Masarek as new Chief Executive Officer, effective August 1, 2022;
▪It was determined that Stephen D. Spears would step down from his role as Chief Revenue Officer on October 18, 2022 and he departed the Company effective November 1, 2022;
▪Kieran McGrath stepped down as Chief Financial Officer, effective November 9, 2022, and retired from the Company, effective December 1, 2022;
▪Avaya appointed Rebecca A. Roof as Interim Chief Financial Officer, effective November 9, 2022, and on June 16, 2023, the Company appointed Amy O'Keefe as its Chief Financial Officer;
▪Alan B. Masarek has held multiple "All Hands" meetings with Avaya employees where he reinforces his expectations of an environment grounded in transparency;
▪Alan B. Masarek has held executive coaching sessions with leadership team to align on effective communication and a culture that includes a safe environment for transparent communication; and
▪Enhanced inquiries within the scope of internal management representation letters.
Our remediation activities are continuing during fiscal 2023. In addition to the above actions, Avaya is in the process of designing and implementing additional activities, including but not limited to:
▪Enhancing its policies and procedures related to appropriate maintenance of its whistleblower log and the proper dissemination of related information and materials, including those received by members of the Board.
▪Providing additional and continuing training for employees and members of management to ensure information is appropriately communicated to all relevant personnel in connection with SEC filings and/or the preparation of our consolidated financial statements or other matters.
▪Enhancing internal disclosure control processes and related internal management representation letter processes and training to improve communication.
▪To ensure employees fully understand the Company's commitment to establishing and maintaining an effective control environment and appropriate tone at the top, management will continue to execute against a communications plan that includes the following:
•Board level participation in messaging across the organization that reinforces a safe environment for raising concerns without fear of retaliation;
•Conducting in-depth special training courses for the Company's entire sales team and personnel involved in the forecasting process regarding the importance of the Company establishing and maintaining effective disclosure controls. Management intends to include these principles as an ongoing component of our new hire training and other on-going training courses; and
•Enhancement of future employee engagement surveys to monitor for negative indicators of tone at the top.
▪To ensure effective information and communication controls and enhanced controls related to the ethics and compliance program, management is developing a program to address the following remediation activities:

•Enhance Board of Directors manual to define communications process related to allegations of fraud or misconduct;
•Reinforce management Disclosure Committee procedures with respect to the evaluation of potential allegations of fraud or misconduct; and
•Develop employee training to improve awareness of fraud and misconduct allegations that should be included in internal management representation letters.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules §240.13a-15(f) and §240.15d-15(f) of the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under Note 18, "Commitments and Contingencies," to the unaudited interim Condensed Consolidated Financial Statements is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes during the quarterly period ended December 31, 2022 to the risk factors previously disclosed in the Company's Form 10-K filed with the Securities and Exchange Commission on September 8, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
The following table provides information with respect to purchases by the Company of shares of common stock during the three months ended December 31, 2022:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under Plans or Programs(2)(3)
October 1 - 31, 2022	—	$—	—	$147,473,425
November 1 - 30, 2022	—	$—	—	$147,473,425
December 1 - 31, 2022	—	$—	—	$132,473,425
Total	—	$—	—
(1)During the fourth quarter of fiscal 2022, the Company suspended distribution of shares of its common stock which vested pursuant to awards issued under the 2019 Equity Incentive Plan until the Company's related registration statement is reinstated. As such, no shares of common stock were withheld for taxes on restricted stock units that vested during the three months ended December 31, 2022. Refer to Note 12, "Share-based Compensation," for further details.
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
See Note 1, “Background and Basis of Presentation,” and our current report on Form 8-K filed with the SEC on February 14, 2023 for a description of our previously disclosed defaults under our Pre-Petition Debt Instruments.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description
10.1*+
Schedule 1 to the Management Services Agreement, dated as of November 4, 2022, by and between Avaya Holdings Corp. and AP Services, LLC, a subsidiary of AlixPartners, LLP, related to the provision of the services of Interim CFO Rebecca A. Roof

10.2	Retention Bonus and Sign-on Bonus Letter Agreement, dated December 23, 2022, between Avaya Inc. and Alan B. Masarek
10.3	Retention Bonus Letter Agreement, dated December 23, 2022, between Avaya Inc. and Shefali Shah
31.1	Certification of Alan B. Masarek pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Amy O'Keefe pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Alan B. Masarek pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Amy O'Keefe pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL in Exhibit 101)
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